Form 10-Q
period 2017-03-31
MERCANTILE BANK CORP
filed 2017-05-05
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes    X              No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___	Accelerated filer X
Non-accelerated filer	Smaller reporting company __
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes             No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes             No    X

At April 30, 2017, there were 16,465,988 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2017	2016

ASSETS
Cash and due from banks	$40,313,000	$50,200,000
Interest-earning deposits	12,663,000	133,396,000
Total cash and cash equivalents	52,976,000	183,596,000

Securities available for sale	332,441,000	328,060,000
Federal Home Loan Bank stock	9,236,000	8,026,000

Loans	2,441,314,000	2,378,620,000
Allowance for loan losses	(18,276,000)	(17,961,000)
Loans, net	2,423,038,000	2,360,659,000

Premises and equipment, net	45,848,000	45,456,000
Bank owned life insurance	66,211,000	67,198,000
Goodwill	49,473,000	49,473,000
Core deposit intangible	9,321,000	9,957,000
Other assets	30,375,000	30,146,000

Total assets	$3,018,919,000	$3,082,571,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$757,706,000	$810,600,000
Interest-bearing	1,520,310,000	1,564,385,000
Total deposits	2,278,016,000	2,374,985,000

Securities sold under agreements to repurchase	126,679,000	131,710,000
Federal Home Loan Bank advances	205,000,000	175,000,000
Subordinated debentures	45,006,000	44,835,000
Accrued interest and other liabilities	16,168,000	15,230,000
Total liabilities	2,670,869,000	2,741,760,000

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,469,108 shares outstanding at March 31, 2017 and 16,416,695 shares outstanding at December 31, 2016	307,371,000	305,488,000
Retained earnings	45,596,000	40,904,000
Accumulated other comprehensive income (loss)	(4,917,000)	(5,581,000)
Total shareholders’ equity	348,050,000	340,811,000

Total liabilities and shareholders’ equity	$3,018,919,000	$3,082,571,000

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2017	2016
Interest income
Loans, including fees	$26,733,000	$26,779,000
Securities, taxable	1,278,000	1,516,000
Securities, tax-exempt	550,000	537,000
Other interest-earning assets	143,000	57,000
Total interest income	28,704,000	28,889,000

Interest expense
Deposits	1,868,000	1,866,000
Short-term borrowings	51,000	44,000
Federal Home Loan Bank advances	655,000	350,000
Subordinated debentures and other borrowings	621,000	747,000
Total interest expense	3,195,000	3,007,000

Net interest income	25,509,000	25,882,000

Provision for loan losses	600,000	600,000

Net interest income after provision for loan losses	24,909,000	25,282,000

Noninterest income
Service charges on deposit and sweep accounts	1,018,000	948,000
Credit and debit card income	1,106,000	1,015,000
Mortgage banking income	1,123,000	598,000
Earnings on bank owned life insurance	1,738,000	286,000
Gain on trust preferred securities repurchase	0	2,970,000
Other income	866,000	1,269,000
Total noninterest income	5,851,000	7,086,000

Noninterest expense
Salaries and benefits	11,272,000	10,995,000
Occupancy	1,554,000	1,604,000
Furniture and equipment depreciation, rent and maintenance	535,000	525,000
Data processing costs	2,011,000	1,992,000
FDIC insurance costs	210,000	392,000
Other expense	4,194,000	4,360,000
Total noninterest expenses	19,776,000	19,868,000

Income before federal income tax expense	10,984,000	12,500,000

Federal income tax expense	3,369,000	3,951,000

Net income	$7,615,000	$8,549,000

Basic earnings per share	$0.46	$0.52
Diluted earnings per share	$0.46	$0.52
Cash dividends per share	$0.18	$0.16
Average basic shares outstanding	16,434,647	16,291,654
Average diluted shares outstanding	16,449,210	16,325,475

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Net income	$7,615,000	$8,549,000

Other comprehensive income (loss):
Unrealized holding gains on securities available for sale	980,000	1,919,000
Fair value of interest rate swap	42,000	(21,000)
Total other comprehensive income	1,022,000	1,898,000

Tax effect of unrealized holding gains on securities available for sale	(343,000)	(672,000)
Tax effect of fair value of interest rate swap	(15,000)	7,000
Total tax effect of other comprehensive income	(358,000)	(665,000)

Other comprehensive income, net of tax effect	664,000	1,233,000

Comprehensive income	$8,279,000	$9,782,000

 See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

($ in thousands except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances, January 1, 2017	$0	$305,488	$40,904	$(5,581)	$340,811

Employee stock purchase plan (338 shares)		12			12

Dividend reinvestment plan (35,319 shares)		1,145			1,145

Stock option exercises (20,000 shares)		248			248

Stock grant for director fees (62 shares)		2			2

Stock-based compensation expense		476			476

Cash dividends ($0.18 per common share)			(2,923)		(2,923)

Net income for the three months ended March 31, 2017			7,615		7,615

Change in net unrealized holding gain/(loss) on securities available for sale, net of tax effect				637	637

Change in fair value of interest rate swap, net of tax effect				27	27

Balances, March 31, 2017	$0	$307,371	$45,596	$(4,917)	$348,050

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

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities
Net income	$7,615,000	$8,549,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	2,548,000	2,767,000
Accretion of acquired loans	(832,000)	(1,316,000)
Provision for loan losses	600,000	600,000
Stock-based compensation expense	476,000	330,000
Stock grants to directors for retainer fees	2,000	0
Proceeds from sales of mortgage loans held for sale	19,317,000	19,465,000
Origination of mortgage loans held for sale	(19,342,000)	(18,150,000)
Net gain from sales of mortgage loans held for sale	(867,000)	(543,000)
Gain on trust preferred securities repurchase	0	(2,970,000)
Net gain from sales and valuation write-downs of foreclosed assets	(43,000)	(125,000)
Net (gain) loss from sales and valuation write-downs of former bank premises	15,000	(39,000)
Net loss from sales and write-downs of fixed assets	40,000	140,000
Net loss from sales of available for sale securities	0	1,000
Earnings on bank owned life insurance	(1,738,000)	(286,000)
Net change in:
Accrued interest receivable	(828,000)	(366,000)
Other assets	(321,000)	732,000
Accrued interest and other liabilities	980,000	1,278,000
Net cash from operating activities	7,622,000	10,067,000

Cash flows from investing activities
Loan originations and payments, net	(61,352,000)	(18,011,000)
Purchases of securities available for sale	(14,701,000)	(17,873,000)
Proceeds from maturities, calls and repayments of securities available for sale	10,858,000	22,337,000
Proceeds from sales of securities available for sale	0	264,000
Purchases of Federal Home Loan Bank stock	(1,210,000)	0
Proceeds from sales of foreclosed assets	99,000	529,000
Proceeds from sales of former bank premises	0	45,000
Proceeds from bank owned life insurance cash value release and death benefits	2,720,000	0
Net sales (purchases) of premises and equipment	(1,138,000)	44,000
Net cash for investing activities	(64,724,000)	(12,665,000)

Cash flows from financing activities
Net decrease in time deposits	(55,203,000)	(24,764,000)
Net increase (decrease) in all other deposits	(41,766,000)	14,504,000
Net increase (decrease) in securities sold under agreements to repurchase	(5,031,000)	7,541,000
Maturities of Federal Home Loan Bank advances	(10,000,000)	0
Proceeds from Federal Home Loan Bank advances	40,000,000	30,000,000
Proceeds from stock option exercises	248,000	50,000
Employee stock purchase plan	12,000	8,000
Dividend reinvestment plan	1,145,000	411,000
Repurchase of common stock shares	0	(3,258,000)
Repurchase of trust preferred securities	0	(8,030,000)
Payment of cash dividends to common shareholders	(2,923,000)	(2,574,000)
Net cash from (for) financing activities	(73,518,000)	13,888,000

Net change in cash and cash equivalents	(130,620,000)	11,290,000
Cash and cash equivalents at beginning of period	183,596,000	89,891,000
Cash and cash equivalents at end of period	$52,976,000	$101,181,000

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2017	March 31, 2016
Supplemental disclosures of cash flows information
Cash paid during the period for:
Interest	$3,322,000	$3,063,000
Federal income tax	0	250,000
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	97,000	224,000
Transfers from bank premises to other real estate owned	0	371,000

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the three months ended March 31, 2017 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2017 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2016.

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

Approximately 225,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three months ended March 31, 2017. In addition, stock options for approximately 34,000 shares of common stock were included in determining diluted earnings per share for the three months ended March 31, 2017. Stock options for approximately 7,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three months ended March 31, 2017.

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. As of March 31, 2017 and December 31, 2016, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $1.9 million and $1.0 million, respectively. Loans held for sale are reported as part of our total loans on the balance sheet.

Mortgage loans held for sale are generally sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold, which is reduced by the cost allocated to the servicing right. We generally lock in the sale price to the purchaser of the loan at the same time we make a rate commitment to the borrower. These mortgage banking activities are not designated as hedges and are carried at fair value. The net gain or loss on mortgage banking derivatives is included in the gain on sale of loans. Mortgage loans serviced for others totaled approximately $603 million as of March 31, 2017.

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2017, the FASB issued ASU No. 2017-04, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this ASU, an entity should perform the Step 1 annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value. If the carrying amount exceeds the fair value, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU is effective January 1, 2020 and early adoption is permitted. The ASU should be applied prospectively. Adoption of this ASU is not expected to have a material effect on our financial position or results of operations.

In March 2017, the FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities. This ASU requires the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. Previously, entities were allowed to amortize to contractual maturity or to call date. This ASU is effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the provisions of this ASU to determine the potential impact the new standard will have on our consolidated financial statements.

2.     SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
U.S. Government agency debt obligations	$162,923,000	$73,000	$(6,985,000)	$156,011,000
Mortgage-backed securities	43,525,000	472,000	(293,000)	43,704,000
Municipal general obligation bonds	123,235,000	496,000	(1,201,000)	122,530,000
Municipal revenue bonds	8,295,000	22,000	(78,000)	8,239,000
Other investments	1,986,000	0	(29,000)	1,957,000

	$339,964,000	$1,063,000	$(8,586,000)	$332,441,000

December 31, 2016
U.S. Government agency debt obligations	$159,271,000	$106,000	$(7,337,000)	$152,040,000
Mortgage-backed securities	47,329,000	486,000	(423,000)	47,392,000
Municipal general obligation bonds	120,284,000	312,000	(1,549,000)	119,047,000
Municipal revenue bonds	7,699,000	23,000	(91,000)	7,631,000
Other investments	1,979,000	0	(29,000)	1,950,000

	$336,562,000	$927,000	$(9,429,000)	$328,060,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.     SECURITIES (Continued)

Securities with unrealized losses at March 31, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2017
U.S. Government agency debt obligations	$123,657,000	$6,850,000	$4,108,000	$135,000	$127,765,000	$6,985,000
Mortgage-backed securities	19,107,000	145,000	15,498,000	148,000	34,605,000	293,000
Municipal general obligation bonds	46,728,000	1,047,000	8,805,000	154,000	55,533,000	1,201,000
Municipal revenue bonds	1,246,000	78,000	0	0	1,246,000	78,000
Other investments	1,486,000	29,000	0	0	1,486,000	29,000

	$192,224,000	$8,149,000	$28,411,000	$437,000	$220,635,000	$8,586,000

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2016
U.S. Government agency debt obligations	$110,160,000	$7,172,000	$5,073,000	$165,000	$115,233,000	$7,337,000
Mortgage-backed securities	3,670,000	4,000	37,072,000	419,000	40,742,000	423,000
Municipal general obligation bonds	65,895,000	1,360,000	27,734,000	189,000	93,629,000	1,549,000
Municipal revenue bonds	1,921,000	90,000	206,000	1,000	2,127,000	91,000
Other investments	1,479,000	29,000	0	0	1,479,000	29,000

	$183,125,000	$8,655,000	$70,085,000	$774,000	$253,210,000	$9,429,000

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

At March 31, 2017, 316 debt securities and one mutual fund with fair values totaling $221 million have unrealized losses aggregating $8.6 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that the unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary.

The amortized cost and fair value of debt securities at March 31, 2017, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

	Weighted
	Average	Amortized	Fair
	Yield (%)	Cost	Value

Due in 2017	1.45	$30,644,000	$30,670,000
Due in 2018 through 2022	2.24	97,092,000	97,132,000
Due in 2023 through 2027	2.68	93,216,000	90,060,000
Due in 2028 and beyond	2.84	73,501,000	68,918,000
Mortgage-backed securities	1.85	43,525,000	43,704,000
Other investments	0.65	1,986,000	1,957,000

Total available for sale securities	2.36	$339,964,000	$332,441,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.   SECURITIES (Continued)

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $113 million and $109 million at March 31, 2017 and December 31, 2016, respectively, with estimated market values of $112 million and $107 million, respectively. Securities issued by all other states and their political subdivisions had a combined amortized cost of $18.7 million and $19.5 million at March 31, 2017 and December 31, 2016, respectively, with estimated market values of $18.8 million and $19.5 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $127 million and $132 million at March 31, 2017 and December 31, 2016, respectively. Investments in Federal Home Loan Bank stock are restricted and may only be resold or redeemed by the issuer.

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Our total loans at March 31, 2017 were $2.44 billion compared to $2.38 billion at December 31, 2016, an increase of $62.7 million, or 2.6%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at March 31, 2017 and December 31, 2016, and the percentage change in loans from the end of 2016 to the end of the first quarter of 2017, are as follows:

					Percent
	March 31, 2017		December 31, 2016		Increase
	Balance	%	Balance	%	(Decrease)
Originated loans
Commercial:
Commercial and industrial	$685,227,000	34.7%	$636,771,000	33.8%	7.6%
Vacant land, land development, and residential construction	23,841,000	1.2	26,519,000	1.4	(10.1)
Real estate – owner occupied	368,910,000	18.7	363,509,000	19.3	1.5
Real estate – non-owner occupied	678,359,000	34.4	652,054,000	34.6	4.0
Real estate – multi-family and residential rental	47,072,000	2.4	50,045,000	2.6	(5.9)
Total commercial	1,803,409,000	91.4	1,728,898,000	91.7	4.3

Retail:
Home equity and other	69,032,000	3.5	69,831,000	3.7	(1.1)
1-4 family mortgages	101,298,000	5.1	85,819,000	4.6	18.0
Total retail	170,330,000	8.6	155,650,000	8.3	9.4

Total originated loans	$1,973,739,000	100.0%	$1,884,548,000	100.0%	4.7%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

					Percent
	March 31, 2017		December 31, 2016		Increase
	Balance	%	Balance	%	(Decrease)
Acquired loans
Commercial:
Commercial and industrial	$71,993,000	15.4%	$77,132,000	15.6%	(6.7%)
Vacant land, land development, and residential construction	8,083,000	1.7	8,309,000	1.7	(2.7)
Real estate – owner occupied	83,472,000	17.9	86,955,000	17.6	(4.0)
Real estate – non-owner occupied	90,206,000	19.3	96,215,000	19.5	(6.2)
Real estate – multi-family and residential rental	66,185,000	14.1	67,838,000	13.7	(2.4)
Total commercial	319,939,000	68.4	336,449,000	68.1	(4.9)

Retail:
Home equity and other	43,085,000	9.2	48,216,000	9.8	(10.6)
1-4 family mortgages	104,551,000	22.4	109,407,000	22.1	(4.4)
Total retail	147,636,000	31.6	157,623,000	31.9	(6.3)

Total acquired loans	$467,575,000	100.0%	$494,072,000	100.0%	(5.4%)

					Percent
	March 31, 2017		December 31, 2016		Increase
	Balance	%	Balance	%	(Decrease)
Total loans
Commercial:
Commercial and industrial	$757,220,000	31.0%	$713,903,000	30.0%	6.1%
Vacant land, land development, and residential construction	31,924,000	1.3	34,828,000	1.5	(8.3)
Real estate – owner occupied	452,382,000	18.5	450,464,000	18.9	0.4
Real estate – non-owner occupied	768,565,000	31.5	748,269,000	31.5	2.7
Real estate – multi-family and residential rental	113,257,000	4.7	117,883,000	4.9	(3.9)
Total commercial	2,123,348,000	87.0	2,065,347,000	86.8	2.8

Retail:
Home equity and other	112,117,000	4.6	118,047,000	5.0	(5.0)
1-4 family mortgages	205,849,000	8.4	195,226,000	8.2	5.4
Total retail	317,966,000	13.0	313,273,000	13.2	1.5

Total loans	$2,441,314,000	100.0%	$2,378,620,000	100.0%	2.6%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The total contractually required payments due on and carrying value of acquired impaired loans were $14.9 million and $6.0 million, respectively, as of March 31, 2017. The total contractually required payments due on and carrying value of acquired impaired loans were $15.5 million and $6.2 million, respectively, as of December 31, 2016. Changes in the accretable yield for acquired impaired loans for the three months ended March 31, 2017 and March 31, 2016 were as follows:

Balance at December 31, 2016	$1,726,000
Additions	1,000
Accretion income	(147,000)
Net reclassification from nonaccretable to accretable	63,000
Reductions (1)	(179,000)

Balance at March 31, 2017	$1,464,000

Balance at December 31, 2015	$5,193,000
Additions	21,000
Accretion income	(680,000)
Net reclassification from nonaccretable to accretable	2,372,000
Reductions (1)	(587,000)

Balance at March 31, 2016	$6,319,000

(1) Reductions primarily reflect the result of exit events, including loan payoffs and charge-offs.

Nonperforming originated loans as of March 31, 2017 and December 31, 2016 were as follows:

	March 31,	December 31,
	2017	2016

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	4,716,000	3,328,000

Total nonperforming originated loans	$4,716,000	$3,328,000

Nonperforming acquired loans as of March 31, 2017 and December 31, 2016 were as follows:

	March 31,	December 31,
	2017	2016

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	2,576,000	2,611,000

Total nonperforming acquired loans	$2,576,000	$2,611,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The recorded principal balance of nonperforming loans was as follows:

	March 31,	December 31,
	2017	2016
Commercial:
Commercial and industrial	$3,073,000	$2,296,000
Vacant land, land development, and residential construction	80,000	95,000
Real estate – owner occupied	911,000	285,000
Real estate – non-owner occupied	421,000	488,000
Real estate – multi-family and residential rental	163,000	17,000
Total commercial	4,648,000	3,181,000

Retail:
Home equity and other	407,000	496,000
1-4 family mortgages	2,237,000	2,262,000
Total retail	2,644,000	2,758,000

Total nonperforming loans	$7,292,000	$5,939,000

Acquired impaired loans are not reported as nonperforming loans based on acquired impaired loan accounting. Acquired non-impaired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated loan portfolio.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of March 31, 2017:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Originated loans
Commercial:
Commercial and industrial	$230,000	$1,661,000	$0	$1,891,000	$683,336,000	$685,227,000	$0
Vacant land, land development, and residential construction	0	0	0	0	23,841,000	23,841,000	0
Real estate – owner occupied	0	0	0	0	368,910,000	368,910,000	0
Real estate – non-owner occupied	0	0	0	0	678,359,000	678,359,000	0
Real estate – multi-family and residential rental	130,000	0	0	130,000	46,942,000	47,072,000	0
Total commercial	360,000	1,661,000	0	2,021,000	1,801,388,000	1,803,409,000	0

Retail:
Home equity and other	542,000	13,000	3,000	558,000	68,474,000	69,032,000	0
1-4 family mortgages	0	0	225,000	225,000	101,073,000	101,298,000	0
Total retail	542,000	13,000	228,000	783,000	169,547,000	170,330,000	0

Total past due loans	$902,000	$1,674,000	$228,000	$2,804,000	$1,970,935,000	$1,973,739,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

							Recorded
	30 – 59	60 – 89	Greater Than 89				Balance > 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Acquired loans
Commercial:
Commercial and industrial	$25,000	$0	$16,000	$41,000	$71,952,000	$71,993,000	$0
Vacant land, land development, and residential construction	0	0	0	0	8,083,000	8,083,000	0
Real estate – owner occupied	273,000	0	75,000	348,000	83,124,000	83,472,000	0
Real estate – non-owner occupied	49,000	0	353,000	402,000	89,804,000	90,206,000	0
Real estate – multi-family and residential rental	152,000	37,000	11,000	200,000	65,985,000	66,185,000	0
Total commercial	499,000	37,000	455,000	991,000	318,948,000	319,939,000	0

Retail:
Home equity and other	451,000	63,000	49,000	563,000	42,522,000	43,085,000	0
1-4 family mortgages	826,000	178,000	610,000	1,614,000	102,937,000	104,551,000	0
Total retail	1,277,000	241,000	659,000	2,177,000	145,459,000	147,636,000	0

Total past due loans	$1,776,000	$278,000	$1,114,000	$3,168,000	$464,407,000	$467,575,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2016:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Originated loans
Commercial:
Commercial and industrial	$0	$27,000	$0	$27,000	$636,744,000	$636,771,000	$0
Vacant land, land development, and residential construction	0	0	0	0	26,519,000	26,519,000	0
Real estate – owner occupied	0	0	0	0	363,509,000	363,509,000	0
Real estate – non-owner occupied	0	0	0	0	652,054,000	652,054,000	0
Real estate – multi-family and residential rental	0	0	0	0	50,045,000	50,045,000	0
Total commercial	0	27,000	0	27,000	1,728,871,000	1,728,898,000	0

Retail:
Home equity and other	46,000	98,000	0	144,000	69,687,000	69,831,000	0
1-4 family mortgages	758,000	122,000	337,000	1,217,000	84,602,000	85,819,000	0
Total retail	804,000	220,000	337,000	1,361,000	154,289,000	155,650,000	0

Total past due loans	$804,000	$247,000	$337,000	$1,388,000	$1,883,160,000	$1,884,548,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	30 – 59	60 – 89	Greater Than 89				Recorded Balance > 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Acquired Loans
Commercial:
Commercial and industrial	$0	$11,000	$16,000	$27,000	$77,105,000	$77,132,000	$0
Vacant land, land development, and residential construction	0	0	0	0	8,309,000	8,309,000	0
Real estate – owner occupied	62,000	0	50,000	112,000	86,843,000	86,955,000	0
Real estate – non-owner occupied	0	0	353,000	353,000	95,862,000	96,215,000	0
Real estate – multi-family and residential rental	0	0	17,000	17,000	67,821,000	67,838,000	0
Total commercial	62,000	11,000	436,000	509,000	335,940,000	336,449,000	0

Retail:
Home equity and other	258,000	26,000	45,000	329,000	47,887,000	48,216,000	0
1-4 family mortgages	1,255,000	467,000	439,000	2,161,000	107,246,000	109,407,000	0
Total retail	1,513,000	493,000	484,000	2,490,000	155,133,000	157,623,000	0

Total past due loans	$1,575,000	$504,000	$920,000	$2,999,000	$491,073,000	$494,072,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans as of March 31, 2017, and average originated impaired loans for the three months ended March 31, 2017, were as follows:

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$1,680,000	$1,680,000		$1,589,000
Vacant land, land development and residential construction	479,000	80,000		88,000
Real estate – owner occupied	227,000	225,000		113,000
Real estate – non-owner occupied	0	0		0
Real estate – multi-family and residential rental	264,000	264,000		197,000
Total commercial	2,650,000	2,249,000		1,987,000

Retail:
Home equity and other	386,000	380,000		247,000
1-4 family mortgages	1,316,000	668,000		649,000
Total retail	1,702,000	1,048,000		896,000

Total with no related allowance recorded	$4,352,000	$3,297,000		$2,883,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$3,021,000	$2,998,000	$2,368,000	$2,690,000
Vacant land, land development and residential construction	499,000	499,000	13,000	749,000
Real estate – owner occupied	1,382,000	1,382,000	209,000	1,144,000
Real estate – non-owner occupied	4,470,000	4,470,000	157,000	4,745,000
Real estate – multi-family and residential rental	462,000	462,000	99,000	751,000
Total commercial	9,834,000	9,811,000	2,846,000	10,079,000

Retail:
Home equity and other	997,000	982,000	715,000	697,000
1-4 family mortgages	165,000	117,000	20,000	137,000
Total retail	1,162,000	1,099,000	735,000	834,000

Total with an allowance recorded	$10,996,000	$10,910,000	$3,581,000	$10,913,000

Total impaired loans:
Commercial	$12,484,000	$12,060,000	$2,846,000	$12,066,000
Retail	2,864,000	2,147,000	735,000	1,730,000
Total impaired loans	$15,348,000	$14,207,000	$3,581,000	$13,796,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans as of March 31, 2017, and average impaired acquired loans for the three months ended March 31, 2017, were as follows:

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$985,000	$958,000		$892,000
Vacant land, land development and residential construction	0	0		0
Real estate – owner occupied	1,159,000	1,092,000		1,151,000
Real estate – non-owner occupied	848,000	713,000		751,000
Real estate – multi-family and residential rental	318,000	231,000		160,000
Total commercial	3,310,000	2,994,000		2,954,000

Retail:
Home equity and other	476,000	322,000		336,000
1-4 family mortgages	2,168,000	1,695,000		1,662,000
Total retail	2,644,000	2,017,000		1,998,000

Total with no related allowance recorded	$5,954,000	$5,011,000		$4,952,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$19,000	$19,000	$2,000	$19,000
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	48,000	48,000	3,000	48,000
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	67,000	67,000	5,000	67,000

Retail:
Home equity and other	0	0	0	0
1-4 family mortgages	172,000	172,000	4,000	172,000
Total retail	172,000	172,000	4,000	172,000

Total with an allowance recorded	$239,000	$239,000	$9,000	$239,000

Total impaired loans:
Commercial	$3,377,000	$3,061,000	$5,000	$3,021,000
Retail	2,816,000	2,189,000	4,000	2,170,000
Total impaired loans	$6,193,000	$5,250,000	$9,000	$5,191,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans as of December 31, 2016, and average impaired originated loans for the three months ended March 31, 2016, were as follows:

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$1,498,000	$1,498,000		$1,695,000
Vacant land, land development and residential construction	487,000	95,000		0
Real estate – owner occupied	0	0		287,000
Real estate – non-owner occupied	0	0		5,678,000
Real estate – multi-family and residential rental	130,000	130,000		0
Total commercial	2,115,000	1,723,000		7,660,000

Retail:
Home equity and other	114,000	114,000		7,000
1-4 family mortgages	1,270,000	630,000		615,000
Total retail	1,384,000	744,000		622,000

Total with no related allowance recorded	$3,499,000	$2,467,000		$8,282,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$2,405,000	$2,382,000	$673,000	$270,000
Vacant land, land development and residential construction	999,000	999,000	28,000	1,648,000
Real estate – owner occupied	906,000	906,000	97,000	1,307,000
Real estate – non-owner occupied	5,020,000	5,020,000	247,000	4,798,000
Real estate – multi-family and residential rental	1,040,000	1,040,000	258,000	1,017,000
Total commercial	10,370,000	10,347,000	1,303,000	9,040,000

Retail:
Home equity and other	434,000	412,000	203,000	516,000
1-4 family mortgages	204,000	157,000	66,000	127,000
Total retail	638,000	569,000	269,000	643,000

Total with an allowance recorded	$11,008,000	$10,916,000	$1,572,000	$9,683,000

Total impaired loans:
Commercial	$12,485,000	$12,070,000	$1,303,000	$16,700,000
Retail	2,022,000	1,313,000	269,000	1,265,000
Total impaired loans	$14,507,000	$13,383,000	$1,572,000	$17,965,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans as of December 31, 2016, and average impaired acquired loans for the three months ended March 31, 2016, were as follows:

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$853,000	$826,000		$1,462,000
Vacant land, land development and residential construction	0	0		0
Real estate – owner occupied	1,281,000	1,210,000		1,811,000
Real estate – non-owner occupied	928,000	789,000		826,000
Real estate – multi-family and residential rental	152,000	89,000		343,000
Total commercial	3,214,000	2,914,000		4,442,000

Retail:
Home equity and other	531,000	351,000		293,000
1-4 family mortgages	2,081,000	1,629,000		1,411,000
Total retail	2,612,000	1,980,000		1,704,000

Total with no related allowance recorded	$5,826,000	$4,894,000		$6,146,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$19,000	$19,000	$2,000	$378,000
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	48,000	48,000	3,000	50,000
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	22,000
Total commercial	67,000	67,000	5,000	450,000

Retail:
Home equity and other	0	0	0	0
1-4 family mortgages	172,000	172,000	4,000	88,000
Total retail	172,000	172,000	4,000	88,000

Total with an allowance recorded	$239,000	$239,000	$9,000	$538,000

Total impaired loans:
Commercial	$3,281,000	$2,981,000	$5,000	$4,892,000
Retail	2,784,000	2,152,000	4,000	1,792,000
Total impaired loans	$6,065,000	$5,133,000	$9,000	$6,684,000

Impaired loans for which no allocation of the allowance for loan losses has been made generally reflect situations whereby the loans have been charged-down to estimated collateral value. Interest income recognized on accruing troubled debt restructurings totaled $0.2 million and $0.3 million during the first quarter of 2017 and 2016, respectively. No interest income was recognized on nonaccrual loans during either the first quarter of 2017 or 2016. Lost interest income on nonaccrual loans totaled $0.1 million and $0.2 million during the first quarter of 2017 and 2016, respectively.

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

Credit quality indicators were as follows as of March 31, 2017:

Originated loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$471,570,000	$14,994,000	$266,147,000	$553,441,000	$29,421,000
Grades 5 – 7	206,434,000	8,767,000	100,967,000	124,918,000	16,925,000
Grades 8 – 9	7,223,000	80,000	1,796,000	0	726,000
Total commercial	$685,227,000	$23,841,000	$368,910,000	$678,359,000	$47,072,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$69,032,000	$101,298,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Acquired loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$37,236,000	$1,756,000	$34,189,000	$52,796,000	$38,612,000
Grades 5 – 7	33,417,000	6,002,000	47,471,000	36,001,000	27,274,000
Grades 8 – 9	1,340,000	325,000	1,812,000	1,409,000	299,000
Total commercial	$71,993,000	$8,083,000	$83,472,000	$90,206,000	$66,185,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$43,085,000	$104,551,000

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses and the recorded investments in originated loans as of and during the three months ended March 31, 2017 are as follows:

	Commercial	Retail
	Loans	Loans	Unallocated	Total

Allowance for loan losses:
Beginning balance	$16,026,000	$1,882,000	$(40,000)	$17,868,000
Provision for loan losses	(225,000)	643,000	130,000	548,000
Charge-offs	(225,000)	(220,000)	0	(445,000)
Recoveries	95,000	60,000	0	155,000
Ending balance	$15,671,000	$2,365,000	$90,000	$18,126,000

Ending balance: individually evaluated for impairment	$2,846,000	$735,000	$0	$3,581,000

Ending balance: collectively evaluated for impairment	$12,825,000	$1,630,000	$90,000	$14,545,000

Total loans:
Ending balance	$1,803,409,000	$170,330,000		$1,973,739,000

Ending balance: individually evaluated for impairment	$12,060,000	$2,147,000		$14,207,000

Ending balance: collectively evaluated for impairment	$1,791,349,000	$168,183,000		$1,959,532,000

Activity in the allowance for loan losses for acquired loans during the three months ended March 31, 2017 is as follows:

	Commercial	Retail
	Loans	Loans	Unallocated	Total

Allowance for loan losses:
Beginning balance	$75,000	$18,000	$0	$93,000
Provision for loan losses	45,000	7,000	0	52,000
Charge-offs	(11,000)	0	0	(11,000)
Recoveries	16,000	0	0	16,000
Ending balance	$125,000	$25,000	$0	$150,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses and the recorded investments in originated loans as of and during the twelve months ended December 31, 2016 are as follows:

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses for acquired loans during the twelve months ended December 31, 2016 is as follows:

	Commercial	Retail
	Loans	Loans	Unallocated	Total

Allowance for loan losses:
Beginning balance	$420,000	$28,000	$0	$448,000
Provision for loan losses	(303,000)	105,000	0	(198,000)
Charge-offs	0	(72,000)	0	(72,000)
Recoveries	(42,000)	(43,000)	0	(85,000)
Ending balance	$75,000	$18,000	$0	$93,000

The negative loan recoveries reflected for acquired loans during 2016 resulted from reversals of prior-period recoveries associated with certain purchased credit impaired (“PCI”) loans that were subject to pre-acquisition charge-offs.  Post-acquisition payments received on these PCI loans were incorrectly reported as loan loss recoveries in prior periods; during the first quarter of 2016, these recoveries were reversed and properly reported as recovery income if associated with specifically reviewed PCI loans or retained gains if associated with PCI-pooled loans.

In accordance with acquisition accounting rules, acquired loans were recorded at fair value at the merger date and the prior allowance was eliminated.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the three months ended March 31, 2017 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance
Originated loans
Commercial:
Commercial and industrial	0	$0	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total originated commercial	0	0	0

Retail:
Home equity and other	4	328,000	329,000
1-4 family mortgages	0	0	0
Total originated retail	4	328,000	329,000

Total originated loans	4	$328,000	$329,000

Acquired loans
Commercial:
Commercial and industrial	1	$31,000	$31,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total acquired commercial	1	31,000	31,000

Retail:
Home equity and other	2	6,000	7,000
1-4 family mortgages	1	57,000	57,000
Total acquired retail	3	63,000	64,000

Total acquired loans	4	$94,000	$95,000

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following originated loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended March 31, 2017 (amounts as of period end):

		Recorded
	Number of	Principal
	Contracts	Balance
Commercial:
Commercial and industrial	2	$34,000
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	1	130,000
Total commercial	3	164,000

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	3	$164,000

The following acquired loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended March 31, 2017 (amounts as of period end):

		Recorded
	Number of	Principal
	Contracts	Balance
Commercial:
Commercial and industrial	1	$24,000
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	1	24,000

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	1	$24,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the three months ended March 31, 2017 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$1,503,000	$1,488,000	$906,000	$5,110,000	$716,000
Charge-Offs	0	0	0	0	0
Payments	(125,000)	(529,000)	(27,000)	(123,000)	(113,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	159,000	0	0	(436,000)	(312,000)
Ending Balance	$1,537,000	$959,000	$879,000	$4,551,000	$291,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$385,000	$157,000
Charge-Offs	0	0
Payments	0	(3,000)
Transfers to ORE	0	0
Net Additions/Deletions	321,000	0
Ending Balance	$706,000	$154,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for acquired loans categorized as troubled debt restructurings during the three months ended March 31, 2017 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$1,125,000	$0	$900,000	$728,000	$60,000
Charge-Offs	0	0	(12,000)	0	0
Payments	(233,000)	0	0	(145,000)	0
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	30,000	0	108,000	0	8,000
Ending Balance	$922,000	$0	$996,000	$583,000	$68,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$208,000	$326,000
Charge-Offs	0	0
Payments	(9,000)	(4,000)
Transfers to ORE	0	0
Net Additions/Deletions	7,000	54,000
Ending Balance	$206,000	$376,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for acquired loans categorized as troubled debt restructurings during the three months ended March 31, 2016 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi- Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$1,686,000	$0	$1,652,000	$647,000	$331,000
Charge-Offs	(48,000)	0	0	0	0
Payments	0	0	(197,000)	(10,000)	(53,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	49,000	0	0	0	0
Ending Balance	$1,687,000	$0	$1,455,000	$637,000	$278,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$141,000	$316,000
Charge-Offs	0	0
Payments	(6,000)	0
Transfers to ORE	0	0
Net Additions/Deletions	26,000	19,000
Ending Balance	$161,000	$335,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance related to loans categorized as troubled debt restructurings was as follows:

	March 31,	December 31,
	2017	2016

Commercial:
Commercial and industrial	$2,000	$9,000
Vacant land, land development, and residential construction	13,000	28,000
Real estate – owner occupied	90,000	100,000
Real estate – non-owner occupied	157,000	247,000
Real estate – multi-family and residential rental	99,000	258,000
Total commercial	361,000	642,000

Retail:
Home equity and other	47,000	48,000
1-4 family mortgages	4,000	4,000
Total retail	51,000	52,000

Total related allowance	$412,000	$694,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	March 31,	December 31,
	2017	2016

Land and improvements	$17,665,000	$17,285,000
Buildings	39,836,000	39,691,000
Furniture and equipment	17,719,000	17,195,000
	75,220,000	74,171,000
Less: accumulated depreciation	29,372,000	28,715,000

Premises and equipment, net	$45,848,000	$45,456,000

Depreciation expense totaled $0.7 million during the first quarter of 2017 and 2016.

5.     DEPOSITS

Our total deposits at March 31, 2017 totaled $2.28 billion, a decrease of $97.0 million, or 4.1%, from December 31, 2016. The components of our outstanding balances at March 31, 2017 and December 31, 2016, and percentage change in deposits from the end of 2016 to the end of the first quarter of 2017, are as follows:

					Percent
	March 31, 2017		December 31, 2016		Increase
	Balance	%	Balance	%	(Decrease)

Noninterest-bearing demand	$757,706,000	33.3%	$810,600,000	34.1%	(6.5%)
Interest-bearing checking	371,622,000	16.3	377,929,000	15.9	(1.7)
Money market	279,120,000	12.3	272,051,000	11.5	2.6
Savings	355,354,000	15.6	344,988,000	14.5	3.0
Time, under $100,000	142,454,000	6.2	146,169,000	6.2	(2.5)
Time, $100,000 and over	326,694,000	14.3	347,058,000	14.6	(5.9)
Total local deposits	2,232,950,000	98.0	2,298,795,000	96.8	(2.9)

Out-of-area time, under $100,000	0	NA	0	NA	NA
Out-of-area time, $100,000 and over	45,066,000	2.0	76,190,000	3.2	(40.9)
Total out-of-area deposits	45,066,000	2.0	76,190,000	3.2	(40.9)

Total deposits	$2,278,016,000	100.0%	$2,374,985,000	100.0%	(4.1%)

Time deposits of more than $250,000 totaled $201 million and $178 million at March 31, 2017 and March 31, 2016, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements follows:

	Three Months Ended	Twelve Months Ended
	March 31, 2017	December 31, 2016

Outstanding balance at end of period	$126,679,000	$131,710,000
Average interest rate at end of period	0.16%	0.16%

Average daily balance during the period	$128,933,000	$149,079,000
Average interest rate during the period	0.16%	0.14%

Maximum daily balance during the period	$142,459,000	$175,088,000

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

7.     FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES

Federal Home Loan Bank of Indianapolis (“FHLBI”) advances totaled $205 million at March 31, 2017, and mature at varying dates from May 2017 through April 2024, with fixed rates of interest from 1.04% to 2.39% and averaging 1.59%. FHLBI advances totaled $175 million at December 31, 2016, and were expected to mature at varying dates ranging from March 2017 through April 2023, with fixed rates of interest from 1.04% to 2.11% and averaging 1.48%.

Each advance is payable at its maturity date and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2017 totaled about $541 million, with remaining availability based on collateral approximating $336 million.

Maturities of currently outstanding FHLBI advances are as follows:

2017	$35,000,000
2018	20,000,000
2019	30,000,000
2020	30,000,000
2021	30,000,000
Thereafter	60,000,000

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on our credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and is generally recorded as a liability. There was no reserve or liability balance for these instruments as of March 31, 2017 and December 31, 2016.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at March 31, 2017 and December 31, 2016 follows:

	March 31,	December 31,
	2017	2016

Commercial unused lines of credit	$533,402,000	$553,345,000
Unused lines of credit secured by 1 – 4 family residential properties	60,122,000	56,275,000
Credit card unused lines of credit	28,140,000	22,689,000
Other consumer unused lines of credit	8,807,000	8,489,000
Commitments to make loans	216,371,000	154,338,000
Standby letters of credit	26,902,000	26,202,000
	$873,744,000	$821,338,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 8.    COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of March 31, 2017, the total notional amount of the underlying interest rate swap agreements was $13.6 million, with a net fair value from our commercial loan customers’ perspective of negative $1.6 million. These risk participation agreements are considered financial guarantees in accordance with applicable accounting guidance and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the term of the interest rate swap agreements, generally ranging from four to fifteen years.

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

In February 2012, we entered into an interest rate swap agreement with a correspondent bank to hedge the floating rate on our subordinated debentures, which became effective in January 2013 and matures in January 2018. Our $32.0 million of subordinated debentures have a rate equal to the 90-Day Libor Rate plus a fixed spread of 218 basis points, and are subject to repricing quarterly. The interest rate swap agreement provides for us to pay our correspondent bank a fixed rate, while our correspondent bank will pay us the 90-Day Libor Rate on a $32.0 million notional amount. The quarterly re-set dates for the floating rate on the interest rate swap agreement are the same as the re-set dates for the floating rate on the subordinated debentures. The interest rate swap agreement does qualify for hedge accounting; therefore, monthly fluctuations in the present value of the interest rate swap agreement, net of tax effect, are recorded to other comprehensive income. As of March 31, 2017 and December 31, 2016, the fair value of the interest rate swap agreement was recorded as a liability in the amount of less than $0.1 million.

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	Level in	March 31, 2017		December 31, 2016
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Values	Values	Values	Values

Financial assets:
Cash	Level 1	$11,279	$11,279	$11,493	$11,493
Cash equivalents	Level 2	41,697	41,697	172,103	172,103
Securities available for sale	(1)	332,441	332,441	328,060	328,060
FHLBI stock	(2)	9,236	9,236	8,026	8,026
Loans, net	Level 3	2,421,111	2,410,034	2,359,624	2,353,276
Loans held for sale	Level 2	1,927	1,927	1,035	1,035
Bank owned life insurance	Level 2	66,211	66,211	67,198	67,198
Accrued interest receivable	Level 2	8,542	8,542	7,714	7,714

Financial liabilities:
Deposits	Level 2	2,278,016	2,181,344	2,374,985	2,286,548
Repurchase agreements	Level 2	126,679	126,679	131,710	131,710
FHLBI advances	Level 2	205,000	204,156	175,000	174,734
Subordinated debentures	Level 2	45,006	45,392	44,835	45,220
Accrued interest payable	Level 2	1,465	1,465	1,592	1,592
Interest rate swap	(1)	42	42	84	84

(1)	See Note 11 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.

(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions.

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

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government agencies, municipal general obligation and revenue bonds and mutual funds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information becomes known which necessitates a valuation allowance. There was no such valuation allowance as of March 31, 2017 or December 31, 2016. We have no Level 1 securities available for sale.

Derivatives. The interest rate swap is measured at fair value on a recurring basis. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves, and accordingly, the interest rate swap agreement is classified as Level 2.

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of March 31, 2017 and December 31, 2016, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $1.9 million and $1.0 million, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  FAIR VALUES (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$156,011,000	$0	$156,011,000	$0
Mortgage-backed securities	43,704,000	0	43,704,000	0
Municipal general obligation bonds	122,530,000	0	116,131,000	6,399,000
Municipal revenue bonds	8,239,000	0	8,239,000	0
Other investments	1,957,000	0	1,957,000	0
Interest rate swap	(42,000)	0	(42,000)	0
Total	$332,399,000	$0	$326,000,000	$6,399,000

There were no transfers in or out of Level 1, Level 2 or Level 3 during the first three months of 2017.

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$152,040,000	$0	$152,040,000	$0
Mortgage-backed securities	47,392,000	0	47,392,000	0
Municipal general obligation bonds	119,047,000	0	112,648,000	6,399,000
Municipal revenue bonds	7,631,000	0	7,631,000	0
Other investments	1,950,000	0	1,950,000	0
Interest rate swap	(84,000)	0	(84,000)	0
Total	$327,976,000	$0	$321,577,000	$6,399,000

There were no transfers in or out of Level 1, Level 2 or Level 3 during 2016.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  FAIR VALUES (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2017 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$8,119,000	$0	$0	$8,119,000
Foreclosed assets	495,000	0	0	495,000
Total	$8,614,000	$0	$0	$8,614,000

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2016 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$9,896,000	$0	$0	$9,896,000
Foreclosed assets	469,000	0	0	469,000
Total	$10,365,000	$0	$0	$10,365,000

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At March 31, 2017 and December 31, 2016, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since March 31, 2017 that we believe have changed our bank’s categorization.

Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Total capital (to risk weighted assets)
Consolidated	$359,984	13.1%	$220,614	8.0%	NA	NA
Bank	356,798	13.0	220,408	8.0	275,509	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	341,708	12.4	165,461	6.0	NA	NA
Bank	338,522	12.3	165,306	6.0	220,408	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	298,776	10.8	124,096	4.5	NA	NA
Bank	338,522	12.3	123,980	4.5	179,081	6.5
Tier 1 capital (to average assets)
Consolidated	341,708	11.5	118,508	4.0	NA	NA
Bank	338,522	11.4	118,462	4.0	148,078	5.0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.     REGULATORY MATTERS (Continued)

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total capital (to risk weighted assets)
Consolidated	$354,278	13.1%	$215,819	8.0%	NA	NA
Bank	353,243	13.1	215,605	8.0	269,506	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	336,316	12.5	161,864	6.0	NA	NA
Bank	335,282	12.4	161,704	6.0	215,605	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	293,555	10.9	121,398	4.5	NA	NA
Bank	335,282	12.4	121,278	4.5	175,179	6.5
Tier 1 capital (to average assets)
Consolidated	336,316	11.2	120,486	4.0	NA	NA
Bank	335,282	11.1	120,383	4.0	150,479	5.0

Our consolidated capital levels as of March 31, 2017 and December 31, 2016 include $42.9 million and $42.8 million, respectively, of trust preferred securities subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of March 31, 2017 and December 31, 2016, all $42.9 million and $42.8 million, respectively, of the trust preferred securities were included in our consolidated Tier 1 capital.

Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of March 31, 2017, our bank would meet all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis as if all such requirements were currently in effect.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.   REGULATORY MATTERS (Continued)

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 12, 2017, our Board of Directors declared a cash dividend on our common stock in the amount of $0.18 per share that was paid on March 22, 2017 to shareholders of record as of March 10, 2017. On April 13, 2017, our Board of Directors declared a cash dividend on our common stock in the amount of $0.18 per share that will be paid on June 21, 2017 to shareholders of record as of June 9, 2017.

On January 30, 2015, we announced that our Board of Directors had authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced a $15.0 million expansion of the stock repurchase plan. Since inception, we have purchased a total of 956,419 shares at a total price of $19.5 million, at an average price per share of $20.38; no shares were purchased under the authorized plan during the first three months of 2017. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan, which would also likely be funded from cash dividends paid to us from our bank.

On January 26, 2016, we closed on a repurchase of trust preferred securities that were auctioned as part of a pooled collateralized debt obligation (“Fund”). The Fund owned $11.0 million of the $32.0 million in trust preferred securities that had been issued by Mercantile Bank Capital Trust I, a wholly-owned business trust subsidiary. The $11.0 million in trust preferred securities was retired upon the repurchase, resulting in a commensurate reduction in the related Floating Rate Junior Subordinate Note, leaving $21.0 million outstanding. Our winning bid equated to 73% of the $11.0 million par value, with the 27% discount resulting in a pre-tax gain of approximately $3.0 million (after-tax gain of approximately $1.8 million, or $0.11 per diluted share). The repurchase was primarily funded via a $9.1 million cash dividend from our bank, resulting in an approximately 35 basis point decline in the bank's regulatory capital ratios. Subsequent to the repurchase, the regulatory capital ratios of both Mercantile and our bank remained well above the minimum thresholds to be categorized as well capitalized.

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

Future Factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation or actions by bank regulators; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economies; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2016 or in this report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance company”), at March 31, 2017 and December 31, 2016 and the results of operations for the three months ended March 31, 2017 and March 31, 2016. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require us to apply significant judgment to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements included in this report. For a discussion of our significant accounting policies, see Note 1 of the Notes to our Consolidated Financial Statements included on pages F-42 through F-49 in our Form 10-K for the fiscal year ended December 31, 2016 (Commission file number 000-26719). Our critical accounting policies are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements, and actual results may differ from those estimates. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

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

MERCANTILE BANK CORPORATION

Financial Overview

We reported net income of $7.6 million, or $0.46 per diluted share, for the first quarter of 2017, compared to $8.5 million, or $0.52 per diluted share, during the first quarter of 2016. A bank owned life insurance benefit claim during the first quarter of 2017 increased diluted earnings per share by $0.06, while the repurchase of $11.0 million in trust preferred securities at a 27% discount during the first quarter of 2016 increased diluted earnings per share by $0.11. Adjusting net income by eliminating these two events, we earned $0.40 per diluted share during the first quarter of 2017, compared to $0.41 per diluted share during the first quarter of 2016.

The overall quality of our loan portfolio remains strong, with nonperforming loans equaling only 0.30% of total loans as of March 31, 2017. Gross loan charge-offs totaled $0.5 million during the first quarter of 2017, while recoveries of prior period loan charge-offs totaled $0.2 million, providing for net loan charge-offs of only $0.3 million, or 0.05% of average total loans on an annualized basis. We continue our collection efforts on charged-off loans and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

New commercial term loan originations totaled approximately $130 million during the first quarter of 2017. Net loan growth for the first quarter of 2017 totaled $62.7 million, reflecting the impact of scheduled monthly payments as well as expected and unexpected commercial loan payoffs. The new loan pipeline remains strong, and at March 31, 2017, we had over $83 million in unfunded loan commitments on commercial construction and development projects that are in the construction phase. We believe our loan portfolio remains well diversified, with commercial and industrial loans equaling 31%, commercial real estate non-owner occupied loans comprising 32%, commercial real estate owner occupied loans comprising 19% and residential mortgage and consumer loans aggregating 13% of total loans at March 31, 2017. As a percent of total commercial loans, commercial and industrial loans and commercial real estate owner occupied loans combined equaled 57% at March 31, 2017.

We believe our funding structure also remains well diversified. As of March 31, 2017, noninterest-bearing checking accounts comprised 29%, interest-bearing checking and securities sold under agreements to repurchase (“sweep accounts”) combined for 19%, savings deposits and money market accounts aggregated to 24% and local time deposits accounted for 18% of total funds. Wholesale funds, comprised of brokered deposits and Federal Home Loan Bank of Indianapolis (“FHLBI”) advances, represented the remaining 10% of total funds.

Financial Condition

Our total assets decreased $63.7 million during the first three months of 2017, and totaled $3.02 billion as of March 31, 2017. Total loans increased $62.7 million and securities available for sale grew $4.4 million, while cash and cash equivalents declined $131 million. Total deposits decreased $97.0 million during the first three months of 2017, while FHLBI advances increased $30.0 million. The decline in cash and cash equivalents, largely reflecting a reduction in our deposit account at the Federal Reserve Bank of Chicago, primarily resulted from the use of on balance sheet liquidity to fund loan growth and deposit withdrawals. Noninterest-bearing deposits declined $52.9 million, in general reflecting federal income tax payments from certain of our commercial customers during the initial few weeks of the quarter. Interest-bearing deposits decreased $44.1 million, of which $31.1 million represents a reduction in our brokered deposit portfolio. The $30.0 million increase in FHLBI advances reflects new advances obtained late in the quarter to fund loan growth.

MERCANTILE BANK CORPORATION

Commercial loans increased $58.0 million during the first three months of 2017, and at March 31, 2017 totaled $2.12 billion, or 87.0% of the loan portfolio. As of December 31, 2016, the commercial loan portfolio comprised 86.8% of total loans. The increase in commercial loans during the first three months of 2017 primarily reflects new commercial term loans to existing and new borrowers. Commercial and industrial loans were up $43.3 million, non-owner occupied commercial real estate (“CRE”) loans increased $20.3 million and owner occupied CRE loans increased $1.9 million. Multi-family and residential rental loans declined $4.6 million and vacant land, land development and residential construction loans were down $2.9 million. As a percent of total commercial loans, commercial and industrial loans and commercial real estate owner occupied loans combined equaled 57.0% as of March 31, 2017, compared to 56.4% at December 31, 2016.

We are very pleased with the approximately $1.2 billion in new commercial term loan fundings since the beginning of 2015, including about $130 million during the first three months of 2017. As of March 31, 2017, availability on existing construction and development loans totaled over $83 million, with most of those funds expected to be drawn over the next 12 to 18 months. Our current pipeline reports indicate continued strong commercial loan funding opportunities in future periods, including approximately $216 million in new lending commitments, a majority of which we expect to be accepted and funded over the next 12 to 18 months. Our commercial lenders also report substantial additional opportunities they are currently discussing with existing and potentially new borrowers.

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

One-to-four family mortgage loans and other consumer loans increased a combined $4.7 million during the first three months of 2017, and at March 31, 2017, totaled a combined $318 million, or 13.0% of total loans. One-to-four family mortgage loans and other consumer loans, when combined, equated to 13.2% of total loans as of December 31, 2016.

The following table summarizes our loan portfolio at March 31, 2017:

	3/31/17	12/31/16	9/30/16	6/30/16	3/31/16
Commercial:
Commercial & Industrial	$757,220,000	$713,903,000	$750,330,000	$750,136,000	$714,612,000
Land Development & Construction	31,924,000	34,828,000	37,455,000	40,529,000	39,630,000
Owner Occupied Commercial RE	452,382,000	450,464,000	440,704,000	438,798,000	441,662,000
Non-Owner Occupied Commercial RE	768,565,000	748,269,000	741,444,000	716,930,000	666,013,000
Multi-Family & Residential Rental	113,257,000	117,883,000	118,103,000	113,362,000	112,533,000
Total Commercial	2,123,348,000	2,065,347,000	2,088,036,000	2,059,755,000	1,974,450,000

Retail:
1-4 Family Mortgages	112,117,000	118,047,000	190,715,000	189,118,000	185,535,000
Home Equity & Other Consumer Loans	205,849,000	195,226,000	127,626,000	131,067,000	135,683,000
	317,966,000	313,273,000	318,341,000	320,185,000	321,218,000

Total	$2,441,314,000	$2,378,620,000	$2,406,377,000	$2,379,940,000	$2,295,668,000

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

Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest and foreclosed properties, totaled $7.8 million (0.3% of total assets) as of March 31, 2017, compared to $6.4 million (0.2% of total assets) as of December 31, 2016. Given the low level of nonperforming loans and accruing loans 30 to 89 days delinquent, combined with the manageable and steady level of watch list credits and what we believe are strong credit administration practices, we remain pleased with the overall quality of the loan portfolio.

The following tables provide a breakdown of nonperforming assets by collateral type:

NONPERFORMING LOANS

	3/31/17	12/31/16	9/30/16	6/30/16	3/31/16
Residential Real Estate:
Land Development	$0	$16,000	$23,000	$42,000	$30,000
Construction	0	0	0	319,000	0
Owner Occupied / Rental	2,787,000	2,739,000	2,661,000	2,638,000	2,484,000
	2,787,000	2,755,000	2,684,000	2,999,000	2,514,000

Commercial Real Estate:
Land Development	80,000	95,000	110,000	125,000	140,000
Construction	0	0	0	0	0
Owner Occupied	911,000	285,000	1,109,000	1,786,000	1,970,000
Non-Owner Occupied	421,000	488,000	673,000	51,000	51,000
	1,412,000	868,000	1,892,000	1,962,000	2,161,000

Non-Real Estate:
Commercial Assets	3,076,000	2,293,000	65,000	165,000	137,000
Consumer Assets	17,000	23,000	28,000	42,000	30,000
	3,093,000	2,316,000	93,000	207,000	167,000

Total	$7,292,000	$5,939,000	$4,669,000	$5,168,000	$4,842,000

MERCANTILE BANK CORPORATION

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	3/31/17	12/31/16	9/30/16	6/30/16	3/31/16
Residential Real Estate:
Land Development	$0	$0	$0	$0	$0
Construction	0	0	0	0	0
Owner Occupied / Rental	185,000	144,000	284,000	255,000	471,000
	185,000	144,000	284,000	255,000	471,000

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	310,000	325,000	488,000	477,000	907,000
Non-Owner Occupied	0	0	18,000	83,000	100,000
	310,000	325,000	506,000	560,000	1,007,000

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$495,000	$469,000	$790,000	$815,000	$1,478,000

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2017	2016	2016	2016	2016

Beginning balance	$5,939,000	$4,669,000	$5,168,000	$4,842,000	$5,444,000
Additions, net of transfers to ORE	2,890,000	2,932,000	1,111,000	1,082,000	528,000
Returns to performing status	(113,000)	(13,000)	0	0	0
Principal payments	(1,289,000)	(1,386,000)	(1,509,000)	(495,000)	(774,000)
Loan charge-offs	(135,000)	(263,000)	(101,000)	(261,000)	(356,000)

Total	$7,292,000	$5,939,000	$4,669,000	$5,168,000	$4,842,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2017	2016	2016	2016	2016

Beginning balance	$469,000	$790,000	$815,000	$1,478,000	$1,293,000
Additions	97,000	54,000	61,000	14,000	595,000
Sale proceeds	(56,000)	(308,000)	(76,000)	(642,000)	(402,000)
Valuation write-downs	(15,000)	(67,000)	(10,000)	(35,000)	(8,000)

Total	$495,000	$469,000	$790,000	$815,000	$1,478,000

MERCANTILE BANK CORPORATION

During the first quarter of 2017, loan charge-offs totaled $0.5 million while recoveries of prior period charge-offs equaled $0.2 million, providing for net loan charge-offs of $0.3 million, or an annualized 0.05% of average total loans. We continue our collection efforts on charged-off loans and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

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

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired commercial loans. Our migration analysis takes into account various time periods, with most weight placed on the time frame from December 31, 2010 through March 31, 2017. We believe this time period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general consensus of economic conditions in the near future.

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

MERCANTILE BANK CORPORATION

The allowance for originated loans equaled $18.1 million as of March 31, 2017, or 0.9% of total originated loans outstanding, compared to $17.9 million, or 0.9% of total originated loans outstanding at December 31, 2016. We also had an allowance for acquired loans as of March 31, 2017 and December 31, 2016, equaling $0.2 million and $0.1 million, respectively. The allowance equaled 251% of nonperforming loans as of March 31, 2017, compared to 302% as of December 31, 2016. The decrease in this ratio during the first quarter primarily reflects a $1.4 million increase in nonperforming loans.

As of March 31, 2017, the allowance for originated loans was comprised of $14.5 million in general reserves relating to non-impaired loans, $3.2 million in specific reserve allocations relating to nonaccrual loans, and $0.4 million in specific reserves on other loans, primarily accruing loans designated as troubled debt restructurings. Troubled debt restructurings totaled $12.2 million at March 31, 2017, consisting of $0.7 million that are on nonaccrual status and $11.5 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, is not included in our nonperforming loan totals. Impaired loans with an aggregate carrying value of $0.6 million as of March 31, 2017 had been subject to previous partial charge-offs aggregating $0.7 million. Those partial charge-offs were primarily recorded in 2011 and 2010. As of March 31, 2017, there were no specific reserves allocated to impaired loans that had been subject to a previous partial charge-off.

The following table provides a breakdown of our originated and acquired loans categorized as troubled debt restructurings:

	3/31/17	12/31/16	9/30/16	6/30/16	3/31/16

Performing	$11,497,000	$12,480,000	$17,717,000	$19,403,000	$19,088,000
Nonperforming	731,000	1,132,000	1,630,000	1,950,000	2,112,000

Total	$12,228,000	$13,612,000	$19,347,000	$21,353,000	$21,200,000

Although we believe the allowance is adequate to absorb loan losses in our originated loan portfolio as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Securities available for sale increased $4.4 million during the first three months of 2017, totaling $332 million as of March 31, 2017. Purchases during the first three months of 2017, consisting almost exclusively of U.S. Government agency bonds ($10.2 million) and municipal bonds ($4.5 million), totaled $14.7 million. Proceeds from matured and called U.S. Government agency bonds and municipal bonds during the first three months of 2017 totaled $6.5 million and $0.7 million, respectively, with another $3.7 million from principal paydowns on mortgage-backed securities. At March 31, 2017, the portfolio was primarily comprised of U.S. Government agency bonds (47%), municipal bonds (39%) and U.S. Government agency issued or guaranteed mortgage-backed securities (13%). All of our securities are currently designated as available for sale, and are therefore stated at fair value. The fair value of securities designated as available for sale at March 31, 2017 totaled $332 million, including a net unrealized loss of $7.5 million. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function. We expect purchases during the remainder of 2017 to generally consist of U.S. Government agency bonds and municipal bonds, with the securities portfolio maintained at about 11% of total assets.

FHLBI stock totaled $9.2 million as of March 31, 2017, up $1.2 million from the balance at December 31, 2016. The increase reflects additional stock purchased in association with the $30 million increase in outstanding advances during the first quarter. Our investment in FHLBI stock is necessary to engage in their advance and other financing programs. We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

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

Interest-earning balances, primarily consisting of excess funds deposited at the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate sensitivity. During the first three months of 2017, the average balance of these funds equaled $61.4 million, or 2.2% of average earning assets. We expect the level of these funds to average approximately 1% to 2% of average earning assets in future quarters.

Net premises and equipment equaled $45.8 million at March 31, 2017, an increase of $0.4 million during the first three months of 2017. Purchases totaled $1.1 million, while depreciation expense totaled $0.7 million. Foreclosed and repossessed assets equaled $0.5 million as of March 31, 2017, unchanged from year-end 2016. While we expect periodic transfers from loans to foreclosed and repossessed assets in future periods reflecting our collection efforts on some impaired lending relationships, we believe the overall strong quality of our loan portfolio will limit any overall increase in, and average balance of, this particular nonperforming asset category.

Total deposits decreased $97.0 million during the first three months of 2017, totaling $2.28 billion at March 31, 2017. Out-of-area deposits decreased $31.1 million during the first three months of 2017, and as a percent of total deposits, equaled 2.0% as of March 31, 2017, compared to 3.2% as of December 31, 2016.

Noninterest-bearing checking accounts decreased $52.9 million during the first three months of 2017, generally due to federal income tax payments by certain commercial customers, which more than offset growth from deposit account openings as part of recently established commercial lending relationships and transfers from closed sweep accounts. Interest-bearing checking accounts decreased $6.3 million, money market deposit accounts grew $7.1 million and savings deposits increased $10.4 million during the first three months of 2017. Local time deposits declined $24.1 million, primarily consisting of transfers to non-time deposits at maturity by businesses and consumers, as well as non-renewed maturities from certain municipal customers. The transfers are a continuation of a trend over the past several years due to the low interest rate environment, and we expect this trend to continue at least until deposit rates start to increase in a meaningful way.

Sweep accounts decreased $5.0 million during the first three months of 2017, totaling $127 million as of March 31, 2017. Total balances in this product have been on a declining trend over the past few years, in large part reflecting customers closing sweep accounts and depositing the funds into stand-alone noninterest-bearing checking accounts. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings.

MERCANTILE BANK CORPORATION

FHLBI advances increased $30.0 million during the first three months of 2017, reflecting new advances obtained to fund loan growth and brokered deposit maturities. As of March 31, 2017, FHLBI advances totaled $205 million. The FHLBI advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio and certain commercial real estate loans. Our borrowing line of credit as of March 31, 2017 totaled about $541 million, with remaining availability approximating $336 million.

Shareholders’ equity was $348 million at March 31, 2017, compared to $341 million at December 31, 2016. The $7.2 million increase during the first three months of 2017 primarily reflects the positive impact of net income totaling $7.6 million and the negative impact of cash dividends on common shares totaling $2.9 million. Also positively impacting shareholders’ equity during the first three months of 2017 was an aggregate $1.1 million issuance of common stock via our dividend reinvestment plan.

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

To assist in providing needed funds, we periodically obtain monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLBI, totaled $250 million, or 9.6% of combined deposits and borrowed funds, as of March 31, 2017, compared to $251 million, or 9.4% of combined deposits and borrowed funds, as of December 31, 2016.

Sweep accounts decreased $5.0 million during the first three months of 2017, totaling $127 million as of March 31, 2017. Total balances in this product have been on a declining trend over the past few years, in large part reflecting customers closing sweep accounts and depositing the funds into stand-alone noninterest-bearing checking accounts. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings. Information regarding our repurchase agreements as of March 31, 2017 and during the first three months of 2017 is as follows:

Outstanding balance at March 31, 2017	$126,679,000
Weighted average interest rate at March 31, 2017	0.16%
Maximum daily balance three months ended March 31, 2017	$142,459,000
Average daily balance for three months ended March 31, 2017	$128,933,000
Weighted average interest rate for three months ended March 31, 2017	0.16%

As a member of FHLBI, we have access to FHLBI advance borrowing programs. FHLBI advances increased $30.0 million during the first three months of 2017, in large part to fund loan growth and brokered deposit maturities. As of March 31, 2017, FHLBI advances totaled $205 million, and based on available collateral we could borrow an additional $336 million.

We also have the ability to borrow up to $30.0 million on a daily basis through a correspondent bank using an established unsecured federal funds purchased line of credit. We accessed this line of credit in one instance during the first three months of 2017, the first time we have accessed any federal funds purchased lines of credit since January of 2010. In contrast, our interest-earning deposit balance with the Federal Reserve Bank of Chicago averaged $59.1 million during the first three months of 2017. We also have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using certain municipal bonds as collateral, we could have borrowed up to $22.0 million as of March 31, 2017. We did not utilize this line of credit during the first three months of 2017 or at any time during the previous eight fiscal years, and do not plan to access this line of credit in future periods.

MERCANTILE BANK CORPORATION

The following table reflects, as of March 31, 2017, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$1,763,802,000	$0	$0	$0	$1,763,802,000
Time deposits	301,221,000	118,660,000	94,333,000	0	514,214,000
Short-term borrowings	126,679,000	0	0	0	126,679,000
Federal Home Loan Bank advances	35,000,000	30,000,000	90,000,000	50,000,000	205,000,000
Subordinated debentures	0	0	0	45,006,000	45,006,000
Other borrowed money	0	0	0	3,324,000	3,324,000
Property leases	519,000	660,000	421,000	353,000	1,953,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of March 31, 2017, we had a total of $847 million in unfunded loan commitments and $26.9 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $631 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $216 million were for loan commitments generally expected to close and become funded within the next 12 to 18 months. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

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

Capital Resources

Shareholders’ equity was $348 million at March 31, 2017, compared to $341 million at December 31, 2016. The $7.2 million increase during the first three months of 2017 primarily reflects the positive impact of net income totaling $7.6 million and the negative impact of cash dividends on common shares totaling $2.9 million. Also positively impacting shareholders’ equity during the first three months of 2017 was an aggregate $1.1 million issuance of common stock via our dividend reinvestment plan.

On January 30, 2015, we announced that our Board of Directors had authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced a $15.0 million expansion of the stock repurchase plan. Since inception, we have purchased approximately 956,000 shares at a total price of $19.5 million, at an average price per share of $20.38; no shares were purchased under the authorized plan during the first three months of 2017. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made during in future periods under the authorized plan, which would also likely be funded from cash dividends paid to us from our bank.

MERCANTILE BANK CORPORATION

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of March 31, 2017, our bank would meet all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis as if all such requirements were currently in effect.

As of March 31, 2017, our bank’s total risk-based capital ratio was 13.0%, compared to 13.1% at December 31, 2016. Our bank’s total regulatory capital increased $3.6 million during the first three months of 2017, in large part reflecting the net impact of net income totaling $8.6 million and cash dividends paid to us aggregating $4.0 million. Our bank’s total risk-based capital ratio was also impacted by a $60.0 million increase in total risk-weighted assets, primarily resulting from net loan growth. As of March 31, 2017, our bank’s total regulatory capital equaled $357 million, or approximately $81 million in excess of the 10.0% minimum which is among the requirements to be categorized as “well capitalized.” Our and our bank’s capital ratios as of March 31, 2017 and December 31, 2016 are disclosed in Note 12 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

We recorded net income of $7.6 million, or $0.46 per basic and diluted share, for the first quarter of 2017, compared to net income of $8.5 million, or $0.52 per basic and diluted share, for the first quarter of 2016. A bank owned life insurance death benefits claim during the first quarter of 2017 increased reported net income by approximately $1.1 million, or $0.06 per diluted share, while the repurchase of $11.0 million in trust preferred securities at a 27% discount during the first quarter of 2016 increased reported net income by approximately $1.8 million, or $0.11 per diluted share. Excluding the impacts of these transactions, diluted earnings per share during the first quarters of 2017 and 2016 equaled $0.40 and $0.41, respectively.

The lower level of net income in the first quarter of 2017 compared to the prior-year first quarter resulted from decreased noninterest income and net interest income, which more than offset reduced overhead costs. Noninterest income during the first quarter of 2016 was elevated mainly as a result of the recording of a gain associated with the trust preferred securities repurchase transaction, which more than offset the impact of the bank owned life insurance death benefits claim recorded during the first quarter of 2017. Excluding these transactions, noninterest income during the current-year first quarter was up compared to the respective 2016 period. The decreased net interest income primarily resulted from a lower net interest margin and the first quarter of 2017 having one less calendar day than the previous year’s first quarter, which more than offset a higher level of earning assets. The reduction in noninterest expense mainly reflects cost savings related to the cost efficiency program that was announced in the latter part of 2015 and lower Federal Deposit Insurance Corporation (“FDIC”) insurance premiums, which more than offset higher salary and benefit costs.

MERCANTILE BANK CORPORATION

Interest income during the first quarter of 2017 was $28.7 million, a decrease of $0.2 million, or 0.6%, from the $28.9 million earned during the first quarter of 2016. The decrease in interest income resulted from a lower yield on average earning assets and the first quarter of 2017 having one less calendar day, which more than offset an increase in average earning assets. The yield on average earning assets was 4.20% during the first quarter of 2017, compared to 4.37% during the first quarter of 2016. The lower yield on average earning assets primarily resulted from a decreased yield on loans, which equaled 4.54% and 4.72% during the first quarters of 2017 and 2016, respectively. The decreased yield on loans reflects the ongoing low interest rate environment, competitive pressures and a lower level of purchased loan discount accretion. The negative impact of these factors on the commercial loan yield, which declined from 4.65% in the first quarter of 2016 to 4.49% in the first quarter of 2017, was somewhat mitigated by increased rates on certain variable-rate loans stemming from the Federal Open Market Committee (“FOMC”) raising the targeted federal funds rate by 25 basis points in December of 2016 and again in March of 2017. Accretion of acquired loans amounted to $0.8 million during the first quarter of 2017, compared to $1.3 million during the first quarter of 2016. Purchased loan accretion amounts vary from period to period as a result of periodic cash flow re-estimations, loan payoffs, and payment performance. A decreased yield on securities, which declined from 2.52% during the prior-year first quarter to 2.35% during the current-year first quarter mainly due to a reduced yield on U.S. Government agency bonds, also contributed to the lower yield on average earning assets. The decreased yield on U.S. Government agency bonds largely resulted from a lower level of accelerated unaccreted discount being recorded as interest income; unaccreted discount totaling approximately $0.3 million associated with called bonds was recorded as interest income during the first quarter of 2016, compared to only a nominal amount during the first quarter of 2017. Average earning assets equaled $2.79 billion during the first quarter of 2017, up $120 million, or 4.5%, from the level of $2.67 billion during the first quarter of 2016; average loans were up $116 million, average interest-earning deposit balances were up $19.4 million, and average securities were down $15.0 million during the current-year first quarter compared to the respective 2016 period.

Interest expense during the first quarter of 2017 was $3.2 million, an increase of $0.2 million, or 6.3%, from the $3.0 million expensed during the first quarter of 2016. The increase in interest expense is primarily attributable to a higher weighted average cost of interest-bearing liabilities, which equaled 0.68% in the first quarter of 2017 compared to 0.64% in the first quarter of 2016. The increase in the weighted average cost of interest-bearing liabilities mainly reflects a change in interest-bearing liability mix and higher costs of time deposits and certain non-certificate of deposit account categories. Average higher-costing FHLBI advances represented 9.3% of average interest-bearing liabilities during the first quarter of 2017, up from 4.8% during the prior-year first quarter, while lower-costing non-time deposit accounts represented 52.7% of average interest-bearing liabilities during the first quarter of 2017, down from 53.6% during the respective 2016 period. Longer-term FHLBI advances totaling $107 million were obtained during the twelve months ended March 31, 2017 to meet loan funding and other liquidity needs. The higher cost of time deposits primarily reflects increased rates paid on time deposits over the past twelve months. The cost of interest-bearing non-time deposit accounts increased from 0.09% during the first quarter of 2016 to 0.12% during the first quarter of 2017 in light of rates being raised on certain account categories since March 31, 2016.

Net interest income during the first quarter of 2017 was $25.5 million, a decrease of $0.4 million, or 1.4%, from the $25.9 million earned during the first quarter of 2016. The decrease in net interest income was due to a lower net interest margin and the first quarter of 2017 having one less calendar day, which more than offset an increase in average earning assets. The net interest margin declined from 3.92% in the first quarter of 2016 to 3.73% in the current-year first quarter primarily due to a decreased yield on average earning assets. The decrease in the yield on average earning assets from 4.37% during the first quarter of 2016 to 4.20% during the first quarter of 2017 mainly resulted from a lower yield on loans. The ongoing low interest rate environment and continuing competitive pressures, along with a lower level of purchased loan discount accretion, negatively impacted the yield on loans during the first quarter of 2017. The negative impact of these factors was somewhat mitigated by increased rates on certain variable-rate loans stemming from the FOMC’s two recent rate hikes. As depicted by the results of our interest rate risk measurement system, further FOMC rate hikes should positively impact our net interest margin.

MERCANTILE BANK CORPORATION

The net interest margin in the first quarter of 2017 was virtually the same as the 3.72% margin in the linked quarter in light of a relatively stable yield on average earning assets and cost of funds. The yield on average earning assets equaled 4.20% and 4.18%, respectively, during the first quarter of 2017 and the fourth quarter of 2016, while the cost of funds equaled 0.47% and 0.46% during the respective periods. The negative impact of the previously-discussed lower loan yield during the first quarter of 2017 was substantially offset by the positive impact of a change in earning asset mix, resulting in the relatively steady yield on average earning assets. The change in earning asset mix primarily reflects loan growth and a reduction in interest-earning deposit balances. Higher-yielding average loans represented 85.6 percent of average earning assets during the first quarter of 2017, up from 83.6 percent during the linked quarter, while lower-yielding average interest-earning deposit balances represented 2.2 percent of average earning assets during the current-year first quarter, down from 4.5 percent during the linked quarter. The elevated level of interest-earning deposit balances during the fourth quarter of 2016 reflected a combination of a reduction in total loans and growth in local deposits. Purchased loan discount accretion totaled $1.7 million during the fourth quarter of 2016, compared to $0.8 million during the first quarter of 2017. The elevated level of purchased loan discount accretion in the fourth quarter of 2016 reflects a change in the accounting treatment for our pool of purchased CRE impaired loans as of year-end 2016, whereby we switched to the cost recovery methodology. As of December 31, 2016, payments received on CRE-pooled loans since the merger date lowered the recorded investment to $0. In accordance with the cost recovery methodology, the net deferred gain of $1.0 million was immediately recorded as interest income. After December 31, 2016, accretion income was no longer recorded on the CRE pool, but instead all payments received from borrowers were immediately recorded as interest income.

The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the first quarter of 2017 and 2016. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $167,000 and $184,000 in the first quarter of 2017 and 2016, respectively, for this non-GAAP, but industry standard, adjustment.  This adjustment equated to a two basis point increase in our net interest margin during the first quarter of 2017, and a three basis point increase in our net interest margin during the first quarter of 2016.

MERCANTILE BANK CORPORATION

	Quarters ended March 31,
	2 0 1 7			2 0 1 6
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$2,390,030	$26,733	4.54%	$2,273,960	$26,779	4.72%
Investment securities	339,537	1,995	2.35	354,499	2,237	2.52
Other interest-earning assets	61,376	143	0.81	42,008	57	0.54
Total interest - earning assets	2,790,943	28,871	4.20	2,670,467	29,073	4.37

Allowance for loan losses	(18,176)			(15,938)
Other assets	244,104			237,700

Total assets	$3,016,871			$2,892,229

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,542,078	$1,868	0.49%	$1,588,930	$1,866	0.47%
Short-term borrowings	129,022	51	0.16	158,281	44	0.11
Federal Home Loan Bank advances	175,333	655	1.49	90,857	350	1.53
Other borrowings	48,258	621	5.15	50,818	747	5.82
Total interest-bearing liabilities	1,894,691	3,195	0.68	1,888,886	3,007	0.64

Noninterest-bearing deposits	766,031			652,338
Other liabilities	12,805			14,135
Shareholders’ equity	343,344			336,870

Total liabilities and shareholders’ equity	$3,016,871			$2,892,229

Net interest income		$25,676			$26,066

Net interest rate spread			3.52%			3.73%
Net interest spread on average assets			3.45%			3.61%
Net interest margin on earning assets			3.73%			3.92%

A loan loss provision expense of $0.6 million was recorded during both the first quarter of 2017 and the first quarter of 2016. The provision expense recorded during the periods primarily reflects ongoing loan growth. Net loan charge-offs of $0.3 million and less than $0.1 million were recorded during the first quarters of 2017 and 2016, respectively. The allowance for originated loans, as a percentage of total originated loans, was 0.9% as of March 31, 2017, and March 31, 2016. Our allowances for originated loans and acquired loans totaled $18.1 million and $0.2 million, respectively, as of March 31, 2017.

MERCANTILE BANK CORPORATION

Noninterest income during the first quarter of 2017 was $5.9 million, a decrease of $1.2 million, or 17.4%, from the $7.1 million earned during the prior-year first quarter. Noninterest income during the first quarter of 2017 included a bank owned life insurance death benefits claim of $1.4 million, while noninterest income during the first quarter of 2016 included a $2.9 million gain associated with a trust preferred securities repurchase transaction and a $0.3 million gain related to the sale of an equity investment; excluding these transactions, noninterest income increased $0.6 million or 16.6 percent in the current-year first quarter compared to the prior-year first quarter. The increase in core noninterest income primarily reflects higher mortgage banking income resulting from the positive impact of strategic initiatives that were implemented in the latter half of 2016, including the hiring of additional loan originators, introduction of new and enhanced products, loan programs and increased marketing efforts. In addition, increased payroll processing fees, debit and credit card fees, and service charges on accounts, also reflecting the success of recently-implemented strategic initiatives, contributed to the higher level of noninterest income.

Noninterest expense during the first quarter of 2017 was $19.8 million, a decrease of $0.1 million, or 0.5%, from the $19.9 million expensed during the first quarter of 2016. The decreased noninterest expense primarily reflected cost savings associated with the cost efficiency program that was announced in the latter part of 2015 and lower FDIC insurance premiums, which more than offset higher salary and benefit costs. The quarterly cost savings related to the cost efficiency program, which saves us approximately $2.7 million per year on a pre-tax basis, were fully realized starting in the second quarter of 2016. FDIC insurance premiums totaled $0.2 million during the first quarter of 2017, down $0.2 million from the prior-year first quarter mainly due to changes to the deposit insurance assessment calculation that became effective in the third quarter of 2016. Salary and benefit costs totaled $11.3 million during the current-year first quarter, up $0.3 million or 2.5 percent from the prior-year first quarter primarily due to employee merit pay increases and higher stock-based compensation expense.

During the first quarter of 2017, we recorded income before federal income tax of $11.0 million and a federal income tax expense of $3.4 million. During the first quarter of 2016, we recorded income before federal income tax of $12.5 million and a federal income tax expense of $4.0 million. The decrease in federal income tax expense resulted from the lower level of income before federal income tax and a higher level of nontaxable bank owned life insurance income stemming from the aforementioned death benefits claim. Our effective tax rate was 30.7% during the first three months of 2017, compared to 31.6% during the respective 2016 period.

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

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of March 31, 2017:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$1,033,870,000	$78,464,000	$671,751,000	$309,181,000	$2,093,266,000
Residential real estate loans	58,681,000	20,132,000	123,591,000	106,849,000	309,253,000
Consumer loans	1,523,000	1,352,000	28,500,000	7,420,000	38,795,000
Securities (2)	31,677,000	13,095,000	117,133,000	179,772,000	341,677,000
Other interest-earning assets	10,663,000	750,000	1,250,000	0	12,663,000
Allowance for loan losses	0	0	0	0	(18,276,000)
Other assets	0	0	0	0	241,541,000
Total assets	1,136,414,000	113,793,000	942,225,000	603,222,000	$3,018,919,000

Liabilities:
Interest-bearing checking	371,622,000	0	0	0	371,622,000
Savings deposits	355,354,000	0	0	0	355,354,000
Money market accounts	279,120,000	0	0	0	279,120,000
Time deposits under $100,000	20,496,000	65,791,000	56,167,000	0	142,454,000
Time deposits $100,000 & over	98,717,000	116,216,000	156,827,000	0	371,760,000
Short-term borrowings	126,679,000	0	0	0	126,679,000
Federal Home Loan Bank advances	10,000,000	25,000,000	120,000,000	50,000,000	205,000,000
Other borrowed money	48,330,000	0	0	0	48,330,000
Noninterest-bearing checking	0	0	0	0	757,706,000
Other liabilities	0	0	0	0	12,844,000
Total liabilities	1,310,318,000	207,007,000	332,994,000	50,000,000	2,670,869,000
Shareholders' equity	0	0	0	0	348,050,000
Total liabilities & shareholders' equity	1,310,318,000	207,007,000	332,994,000	50,000,000	$3,018,919,000

Net asset (liability) GAP	$(173,904,000)	$(93,214,000)	$609,231,000	$553,222,000

Cumulative GAP	$(173,904,000)	$(267,118,000)	$342,113,000	$895,335,000

Percent of cumulative GAP to total assets	(5.8%)	(8.8%)	11.3%	29.7%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of March 31, 2017.

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

We conducted multiple simulations as of March 31, 2017, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of March 31, 2017. The resulting estimates are well within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 400 basis points	$(15,100,000)	(14.6%)
Interest rates down 300 basis points	(13,000,000)	(12.6)
Interest rates down 200 basis points	(10,000,000)	(9.7)
Interest rates down 100 basis points	(5,600,000)	(5.4)
No change in interest rates	(400,000)	(0.4)
Interest rates up 100 basis points	2,100,000	2.0
Interest rates up 200 basis points	4,500,000	4.4
Interest rates up 300 basis points	7,000,000	6.8
Interest rates up 400 basis points	9,400,000	9.1

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

Item 4. Controls and Procedures

As of March 31, 2017, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2017.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MERCANTILE BANK CORPORATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2016, and incorporated therein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sales of equity securities during the quarter ended March 31, 2017.

Issuer Purchases of Equity Securities

We announced on January 30, 2015 that our Board of Directors had authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced a $15.0 million expansion of the stock repurchase plan. No shares of our common stock were repurchased during the first quarter of 2017.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares or Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
January 1 - 31	0	$	NA	0	$15,505,000
February 1 - 28	0		NA	0	15,505,000
March 1 - 31	0		NA	0	15,505,000
Total	0	$	NA	0	$15,505,000

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

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2017.

MERCANTILE BANK CORPORATION

By:	/s/ Robert B. Kaminski, Jr.
Robert B. Kaminski, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles E. Christmas
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

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements