Form 10-Q
period 2017-06-30
MERCANTILE BANK CORP
filed 2017-08-07
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

          Yes           No   X

At August 7, 2017, there were 16,482,620 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016

ASSETS
Cash and due from banks	$52,847,000	$50,200,000
Interest-earning deposits	48,762,000	133,396,000
Total cash and cash equivalents	101,609,000	183,596,000

Securities available for sale	322,258,000	328,060,000
Federal Home Loan Bank stock	11,036,000	8,026,000

Loans	2,527,281,000	2,378,620,000
Allowance for loan losses	(18,295,000)	(17,961,000)
Loans, net	2,508,986,000	2,360,659,000

Premises and equipment, net	45,999,000	45,456,000
Bank owned life insurance	66,535,000	67,198,000
Goodwill	49,473,000	49,473,000
Core deposit intangible	8,712,000	9,957,000
Other assets	28,728,000	30,146,000

Total assets	$3,143,336,000	$3,082,571,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$800,718,000	$810,600,000
Interest-bearing	1,570,003,000	1,564,385,000
Total deposits	2,370,721,000	2,374,985,000

Securities sold under agreements to repurchase	110,920,000	131,710,000
Federal Home Loan Bank advances	245,000,000	175,000,000
Subordinated debentures	45,176,000	44,835,000
Accrued interest and other liabilities	14,020,000	15,230,000
Total liabilities	2,785,837,000	2,741,760,000

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,480,852 shares issued and outstanding at June 30, 2017 and 16,416,695 shares issued and outstanding at December 31, 2016	308,343,000	305,488,000
Retained earnings	50,012,000	40,904,000
Accumulated other comprehensive loss	(856,000)	(5,581,000)
Total shareholders’ equity	357,499,000	340,811,000

Total liabilities and shareholders’ equity	$3,143,336,000	$3,082,571,000

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Interest income
Loans, including fees	$28,927,000	$26,887,000	$55,660,000	$53,666,000
Securities, taxable	1,285,000	2,657,000	2,563,000	4,173,000
Securities, tax-exempt	575,000	540,000	1,125,000	1,077,000
Other interest-earning assets	116,000	63,000	259,000	120,000
Total interest income	30,903,000	30,147,000	59,607,000	59,036,000

Interest expense
Deposits	2,023,000	1,819,000	3,891,000	3,685,000
Short-term borrowings	46,000	47,000	97,000	91,000
Federal Home Loan Bank advances	1,002,000	575,000	1,657,000	925,000
Subordinated debentures and other borrowings	639,000	606,000	1,260,000	1,353,000
Total interest expense	3,710,000	3,047,000	6,905,000	6,054,000

Net interest income	27,193,000	27,100,000	52,702,000	52,982,000

Provision for loan losses	750,000	1,100,000	1,350,000	1,700,000

Net interest income after provision for loan losses	26,443,000	26,000,000	51,352,000	51,282,000

Noninterest income
Services charges on deposit and sweep accounts	1,054,000	1,090,000	2,072,000	2,038,000
Credit and debit card income	1,176,000	1,080,000	2,282,000	2,095,000
Mortgage banking income	783,000	744,000	1,906,000	1,342,000
Earnings on bank owned life insurance	328,000	298,000	2,066,000	584,000
Gain on trust preferred securities repurchase	0	0	0	2,970,000
Other income	701,000	852,000	1,567,000	2,121,000
Total noninterest income	4,042,000	4,064,000	9,893,000	11,150,000

Noninterest expense
Salaries and benefits	10,888,000	10,801,000	22,160,000	21,796,000
Occupancy	1,554,000	1,480,000	3,108,000	3,084,000
Furniture and equipment depreciation, rent and maintenance	546,000	522,000	1,081,000	1,047,000
Data processing costs	2,072,000	1,970,000	4,083,000	3,962,000
FDIC insurance costs	248,000	365,000	458,000	757,000
Other expense	4,574,000	4,055,000	8,768,000	8,415,000
Total noninterest expenses	19,882,000	19,193,000	39,658,000	39,061,000

Income before federal income tax expense	10,603,000	10,871,000	21,587,000	23,371,000

Federal income tax expense	3,260,000	3,437,000	6,629,000	7,388,000

Net income	$7,343,000	$7,434,000	$14,958,000	$15,983,000

Basic earnings per share	$0.45	$0.46	$0.91	$0.98
Diluted earnings per share	$0.45	$0.46	$0.91	$0.98
Cash dividends per share	$0.18	$0.16	$0.36	$0.32

Average basic shares outstanding	16,471,060	16,240,966	16,452,954	16,266,311
Average diluted shares outstanding	16,485,356	16,268,839	16,467,384	16,293,250

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Net income	$7,343,000	$7,434,000	$14,958,000	$15,983,000

Other comprehensive income:
Unrealized holding gains on securities available for sale	6,233,000	299,000	7,213,000	2,218,000
Fair value of interest rate swap	15,000	(4,000)	57,000	(25,000)
Total other comprehensive income	6,248,000	295,000	7,270,000	2,193,000

Tax effect of unrealized holding gains on securities available for sale	(2,182,000)	(105,000)	(2,525,000)	(777,000)
Tax effect of fair value of interest rate swap	(5,000)	1,000	(20,000)	9,000
Total tax effect of other comprehensive income	(2,187,000)	(104,000)	(2,545,000)	(768,000)

Other comprehensive income, net of tax	4,061,000	191,000	4,725,000	1,425,000

Comprehensive income	$11,404,000	$7,625,000	$19,683,000	$17,408,000

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

($ in thousands except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances, January 1, 2017	$0	$305,488	$40,904	$(5,581)	$340,811

Employee stock purchase plan (682 shares)		23			23

Dividend reinvestment plan (39,612 shares)		1,286			1,286

Stock option exercises (20,000 shares)		248			248

Stock grants to directors for retainer fees (11,712 shares)		363			363

Stock-based compensation expense		935			935

Cash dividends ($0.36 per common share)			(5,850)		(5,850)

Net income for the six months ended June 30, 2017			14,958		14,958

Change in net unrealized holding gain/(loss) on securities available for sale, net of tax effect				4,688	4,688

Change in fair value of interest rate swap, net of tax effect				37	37

Balances, June 30, 2017	$0	$308,343	$50,012	$(856)	$357,499

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

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Cash flows from operating activities
Net income	$14,958,000	$15,983,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	5,352,000	4,275,000
Accretion of acquired loans	(1,019,000)	(2,251,000)
Provision for loan losses	1,350,000	1,700,000
Stock-based compensation expense	935,000	616,000
Stock grants to directors for retainer fee	363,000	327,000
Proceeds from sales of mortgage loans held for sale	48,904,000	46,441,000
Origination of mortgage loans held for sale	(47,993,000)	(46,715,000)
Net gain from sales of mortgage loans held for sale	(1,744,000)	(1,290,000)
Gain on trust preferred securities repurchase	0	(2,970,000)
Net gain from sales and valuation write-down of foreclosed assets	(102,000)	(322,000)
Net (gain) loss from sales and valuation write-down of former bank premises	123,000	(10,000)
Net loss from sales of fixed assets	57,000	171,000
Net (gain) loss from sales of available for sale securities	(16,000)	1,000
Earnings on bank owned life insurance	(2,066,000)	(584,000)
Net change in:
Accrued interest receivable	(279,000)	568,000
Other assets	(1,971,000)	(120,000)
Accrued interest and other liabilities	(1,153,000)	(13,000)
Net cash from operating activities	15,699,000	15,807,000

Cash flows from investing activities
Loan originations and payments, net	(148,384,000)	(99,276,000)
Purchases of securities available for sale	(24,072,000)	(60,873,000)
Proceeds from maturities, calls and repayments of securities available for sale	35,357,000	86,872,000
Proceeds from sales of securities available for sale	894,000	264,000
Proceeds from sales of foreclosed assets	295,000	1,371,000
Proceeds from sales of former bank premises	22,000	46,000
Purchases of Federal Home Loan Bank stock	(3,010,000)	(459,000)
Proceeds from bank owned life insurance cash value release and death benefits	2,720,000	0
Purchases of bank owned life insurance	0	(7,000,000)
Net purchases of premises and equipment	(2,161,000)	(307,000)
Net cash for investing activities	(138,339,000)	(79,362,000)

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Cash flows from financing activities
Net decrease in time deposits	(65,844,000)	(17,540,000)
Net increase in all other deposits	61,580,000	21,876,000
Net decrease in securities sold under agreements to repurchase	(20,790,000)	(18,081,000)
Maturities of Federal Home Loan Bank advances	(20,000,000)	0
Proceeds from Federal Home Loan Bank advances	90,000,000	110,000,000
Proceeds from stock option exercises	248,000	379,000
Employee stock purchase plan	23,000	18,000
Dividend reinvestment plan	1,286,000	909,000
Repurchase of common stock shares	0	(3,732,000)
Repurchase of trust preferred securities	0	(8,030,000)
Payment of cash dividends to common shareholders	(5,850,000)	(5,152,000)
Net cash from financing activities	40,653,000	80,647,000

Net change in cash and cash equivalents	(81,987,000)	17,092,000
Cash and cash equivalents at beginning of period	183,596,000	89,891,000
Cash and cash equivalents at end of period	$101,609,000	$106,983,000

Supplemental disclosures of cash flows information
Cash paid during the period for:
Interest	$7,082,000	$6,016,000
Federal income tax	7,525,000	6,700,000
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	559,000	236,000
Transfers from bank premises to other real estate owned	99,000	371,000

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the six months ended June 30, 2017 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended June 30, 2017 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2016.

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

Approximately 220,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three and six months ended June 30, 2017. In addition, stock options for approximately 34,000 shares of common stock were included in determining diluted earnings per share for the three and six months ended June 30, 2017. Stock options for approximately 7,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three and six months ended June 30, 2017.

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. As of June 30, 2017 and December 31, 2016, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $1.9 million and $1.0 million, respectively. Loans held for sale are reported as part of our total loans on the balance sheet.

Mortgage loans held for sale are generally sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold, which is reduced by the cost allocated to the servicing right. We generally lock in the sale price to the purchaser of the loan at the same time we make a rate commitment to the borrower. These mortgage banking activities are not designated as hedges and are carried at fair value. The net gain or loss on mortgage banking derivatives is included in the gain on sale of loans. Mortgage loans serviced for others totaled approximately $607 million as of June 30, 2017.

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

2.    SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
U.S. Government agency debt obligations	$157,873,000	$395,000	$(3,618,000)	$154,650,000
Mortgage-backed securities	39,873,000	490,000	(164,000)	40,199,000
Municipal general obligation bonds	118,893,000	1,799,000	(208,000)	120,484,000
Municipal revenue bonds	4,915,000	58,000	(21,000)	4,952,000
Other investments	1,994,000	0	(21,000)	1,973,000

	$323,548,000	$2,742,000	$(4,032,000)	$322,258,000

December 31, 2016
U.S. Government agency debt obligations	$159,271,000	$106,000	$(7,337,000)	$152,040,000
Mortgage-backed securities	47,329,000	486,000	(423,000)	47,392,000
Municipal general obligation bonds	120,284,000	312,000	(1,549,000)	119,047,000
Municipal revenue bonds	7,699,000	23,000	(91,000)	7,631,000
Other investments	1,979,000	0	(29,000)	1,950,000

	$336,562,000	$927,000	$(9,429,000)	$328,060,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.    SECURITIES (Continued)

Securities with unrealized losses at June 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2017
U.S. Government agency debt obligations	$108,900,000	$3,590,000	$1,972,000	$28,000	$110,872,000	$3,618,000
Mortgage-backed securities	18,835,000	105,000	5,829,000	59,000	24,664,000	164,000
Municipal general obligation bonds	16,242,000	196,000	2,243,000	12,000	18,485,000	208,000
Municipal revenue bonds	1,353,000	8,000	544,000	13,000	1,897,000	21,000
Other investments	1,494,000	21,000	0	0	1,494,000	21,000

	$146,824,000	$3,920,000	$10,588,000	$112,000	$157,412,000	$4,032,000

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2016
U.S. Government agency debt obligations	$110,160,000	$7,172,000	$5,073,000	$165,000	$115,233,000	$7,337,000
Mortgage-backed securities	3,670,000	4,000	37,072,000	419,000	40,742,000	423,000
Municipal general obligation bonds	65,895,000	1,360,000	27,734,000	189,000	93,629,000	1,549,000
Municipal revenue bonds	1,921,000	90,000	206,000	1,000	2,127,000	91,000
Other investments	1,479,000	29,000	0	0	1,479,000	29,000

	$183,125,000	$8,655,000	$70,085,000	$774,000	$253,210,000	$9,429,000

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

At June 30, 2017, 180 debt securities and one mutual fund with fair values totaling $157 million have unrealized losses aggregating $4.0 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that the unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary.

The amortized cost and fair value of debt securities at June 30, 2017, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

	Weighted Average Yield	Amortized Cost	Fair Value

Due in 2017	1.26%	$10,132,000	$10,140,000
Due in 2018 through 2022	2.21	95,647,000	96,263,000
Due in 2023 through 2027	2.69	97,643,000	97,182,000
Due in 2028 and beyond	2.88	78,259,000	76,501,000
Mortgage-backed securities	1.87	39,873,000	40,199,000
Other investments	1.32	1,994,000	1,973,000

Total available for sale securities	2.44%	$323,548,000	$322,258,000

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $109 million at June 30, 2017 and December 31, 2016, with estimated market values of $110 million and $107 million, respectively. Securities issued by all other states and their political subdivisions had a combined amortized cost of $15.1 million and $19.5 million at June 30, 2017 and December 31, 2016, respectively, with estimated market values of $15.2 million and $19.5 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.    SECURITIES (Continued)

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $111 million and $132 million at June 30, 2017 and December 31, 2016, respectively. Investments in Federal Home Loan Bank stock are restricted and may only be resold or redeemed by the issuer.

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

Our total loans at June 30, 2017 were $2.53 billion compared to $2.38 billion at December 31, 2016, an increase of $149 million, or 6.2%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at June 30, 2017 and December 31, 2016, and the percentage change in loans from the end of 2016 to the end of the second quarter of 2017, are as follows:

					Percent
	June 30, 2017		December 31, 2016		Increase
	Balance	%	Balance	%	(Decrease)
Originated loans
Commercial:
Commercial and industrial	$708,245,000	34.1%	$636,771,000	33.8%	11.2%
Vacant land, land development, and residential construction	21,654,000	1.0	26,519,000	1.4	(18.3)
Real estate – owner occupied	411,547,000	19.8	363,509,000	19.3	3.2
Real estate – non-owner occupied	696,499,000	33.5	652,054,000	34.6	6.8
Real estate – multi-family and residential rental	50,185,000	2.4	50,045,000	2.6	0.3
Total commercial	1,888,130,000	90.8	1,728,898,000	91.7	9.2

Retail:
Home equity and other	69,788,000	3.4	69,831,000	3.7	(0.1)
1-4 family mortgages	120,957,000	5.8	85,819,000	4.6	40.9
Total retail	190,745,000	9.2	155,650,000	8.3	22.5

Total originated loans	$2,078,875,000	100.0%	$1,884,548,000	100.0%	10.3%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

					Percent
	June 30, 2017		December 31, 2016		Increase
	Balance	%	Balance	%	(Decrease)
Acquired loans
Commercial:
Commercial and industrial	$72,571,000	16.2%	$77,132,000	15.6%	(5.9%)
Vacant land, land development, and residential construction	7,373,000	1.6	8,309,000	1.7	(11.3)
Real estate – owner occupied	80,086,000	17.9	86,955,000	17.6	(7.9)
Real estate – non-owner occupied	86,537,000	19.3	96,215,000	19.5	(10.1)
Real estate – multi-family and residential rental	63,896,000	14.2	67,838,000	13.7	(5.8)
Total commercial	310,463,000	69.2	336,449,000	68.1	(7.7)

Retail:
Home equity and other	38,203,000	8.5	48,216,000	9.8	(20.8)
1-4 family mortgages	99,740,000	22.3	109,407,000	22.1	(8.8)
Total retail	137,943,000	30.8	157,623,000	31.9	(12.5)

Total acquired loans	$448,406,000	100.0%	$494,072,000	100.0%	(9.2%)

					Percent
	June 30, 2017		December 31, 2016		Increase
	Balance	%	Balance	%	(Decrease)
Total loans
Commercial:
Commercial and industrial	$780,816,000	30.9%	$713,903,000	30.0%	9.4%
Vacant land, land development, and residential construction	29,027,000	1.1	34,828,000	1.5	(16.7)
Real estate – owner occupied	491,633,000	19.5	450,464,000	18.9	9.1
Real estate – non-owner occupied	783,036,000	31.0	748,269,000	31.5	4.6
Real estate – multi-family and residential rental	114,081,000	4.5	117,883,000	4.9	(3.2)
Total commercial	2,198,593,000	87.0	2,065,347,000	86.8	6.5

Retail:
Home equity and other	107,991,000	4.3	118,047,000	5.0	(8.5)
1-4 family mortgages	220,697,000	8.7	195,226,000	8.2	13.0
Total retail	328,688,000	13.0	313,273,000	13.2	4.9

Total loans	$2,527,281,000	100.0%	$2,378,620,000	100.0%	6.2%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The total contractually required payments due on and carrying value of acquired impaired loans were $13.9 million and $5.7 million, respectively, as of June 30, 2017. The total contractually required payments due on and carrying value of acquired impaired loans were $15.5 million and $6.2 million, respectively, as of December 31, 2016. Changes in the accretable yield for acquired impaired loans for the three and six months ended June 30, 2017 and June 30, 2016 were as follows:

Balance at March 31, 2017	$1,464,000
Additions	220,000
Accretion income	(140,000)
Net reclassification from nonaccretable to accretable	184,000
Reductions (1)	(70,000)

Balance at June 30, 2017	$1,658,000

Balance at December 31, 2016	$1,726,000
Additions	221,000
Accretion income	(287,000)
Net reclassification from nonaccretable to accretable	247,000
Reductions (1)	(249,000)

Balance at June 30, 2017	$1,658,000

Balance at March 31, 2016	$6,319,000
Additions	0
Accretion income	(674,000)
Net reclassification from nonaccretable to accretable	1,193,000
Reductions (1)	(236,000)

Balance at June 30, 2016	$6,602,000

Balance at December 31, 2015	$5,193,000
Additions	21,000
Accretion income	(1,354,000)
Net reclassification from nonaccretable to accretable	3,565,000
Reductions (1)	(823,000)

Balance at June 30, 2016	$6,602,000

(1) Reductions primarily reflect the result of exit events, including loan payoffs and charge-offs.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Nonperforming originated loans as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016

Loans past due 90 days or more still accruing interest	$61,000	$0
Nonaccrual loans	3,287,000	3,328,000

Total nonperforming originated loans	$3,348,000	$3,328,000

Nonperforming acquired loans as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	3,102,000	2,611,000

Total nonperforming acquired loans	$3,102,000	$2,611,000

The recorded principal balance of nonperforming loans was as follows:

	June 30, 2017	December 31, 2016
Commercial:
Commercial and industrial	$2,069,000	$2,296,000
Vacant land, land development, and residential construction	65,000	95,000
Real estate – owner occupied	973,000	285,000
Real estate – non-owner occupied	47,000	488,000
Real estate – multi-family and residential rental	164,000	17,000
Total commercial	3,318,000	3,181,000

Retail:
Home equity and other	507,000	496,000
1-4 family mortgages	2,625,000	2,262,000
Total retail	3,132,000	2,758,000

Total nonperforming loans	$6,450,000	$5,939,000

Acquired impaired loans are generally not reported as nonperforming loans based on acquired impaired loan accounting. Acquired non-impaired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated loan portfolio.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of June 30, 2017:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Originated loans
Commercial:
Commercial and industrial	$225,000	$0	$1,225,000	$1,450,000	$706,795,000	$708,245,000	$49,000
Vacant land, land development, and residential construction	0	0	0	0	21,654,000	21,654,000	0
Real estate – owner occupied	0	0	0	0	411,547,000	411,547,000	0
Real estate – non-owner occupied	0	0	0	0	696,499,000	696,499,000	0
Real estate – multi-family and residential rental	0	0	0	0	50,185,000	50,185,000	0
Total commercial	225,000	0	1,225,000	1,450,000	1,886,680,000	1,888,130,000	49,000

Retail:
Home equity and other	60,000	5,000	12,000	77,000	69,711,000	69,788,000	12,000
1-4 family mortgages	0	0	209,000	209,000	120,748,000	120,957,000	0
Total retail	60,000	5,000	221,000	286,000	190,459,000	190,745,000	12,000

Total past due loans	$285,000	$5,000	$1,446,000	$1,736,000	$2,077,139,000	$2,078,875,000	$61,000

 (Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Acquired loans
Commercial:
Commercial and industrial	$0	$18,000	$41,000	$59,000	$72,512,000	$72,571,000	$0
Vacant land, land development, and residential construction	0	0	0	0	7,373,000	7,373,000	0
Real estate – owner occupied	164,000	0	38,000	202,000	79,884,000	80,086,000	0
Real estate – non-owner occupied	0	0	0	0	86,537,000	86,537,000	0
Real estate – multi-family and residential rental	16,000	63,000	11,000	90,000	63,806,000	63,896,000	0
Total commercial	180,000	81,000	90,000	351,000	310,112,000	310,463,000	0

Retail:
Home equity and other	258,000	67,000	21,000	346,000	37,857,000	38,203,000	0
1-4 family mortgages	860,000	267,000	940,000	2,067,000	97,673,000	99,740,000	0
Total retail	1,118,000	334,000	961,000	2,413,000	135,530,000	137,943,000	0

Total past due loans	$1,298,000	$415,000	$1,051,000	$2,764,000	$445,642,000	$448,406,000	$0

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans as of June 30, 2017, and average originated impaired loans for the three and six months ended June 30, 2017, were as follows:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Second Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$796,000	$42,000		$861,000	$1,073,000
Vacant land, land development and residential construction	471,000	65,000		73,000	80,000
Real estate – owner occupied	324,000	318,000		272,000	181,000
Real estate – non-owner occupied	0	0		0	0
Real estate – multi-family and residential rental	0	0		132,000	131,000
Total commercial	1,591,000	425,000		1,338,000	1,465,000
Retail:
Home equity and other	693,000	681,000		531,000	392,000
1-4 family mortgages	1,281,000	625,000		647,000	641,000
Total retail	1,974,000	1,306,000		1,178,000	1,033,000

Total with no related allowance recorded	$3,565,000	$1,731,000		$2,516,000	$2,498,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Second Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance
With an allowance recorded
Commercial:
Commercial and industrial	$4,180,000	$4,170,000	$1,655,000	$3,584,000	$3,183,000
Vacant land, land development and residential construction	499,000	499,000	12,000	499,000	665,000
Real estate – owner occupied	1,836,000	1,830,000	269,000	1,606,000	1,373,000
Real estate – non-owner occupied	489,000	489,000	4,000	2,479,000	3,326,000
Real estate – multi-family and residential rental	576,000	576,000	104,000	519,000	693,000
Total commercial	7,580,000	7,564,000	2,044,000	8,687,000	9,240,000
Retail:
Home equity and other	1,022,000	1,004,000	738,000	993,000	799,000
1-4 family mortgages	165,000	114,000	17,000	115,000	129,000
Total retail	1,187,000	1,118,000	755,000	1,108,000	928,000

Total with an allowance recorded	$8,767,000	$8,682,000	$2,799,000	$9,795,000	$10,168,000

Total impaired loans:
Commercial	$9,171,000	$7,989,000	$2,044,000	$10,025,000	$10,705,000
Retail	3,161,000	2,424,000	755,000	2,286,000	1,961,000
Total impaired loans	$12,332,000	$10,413,000	$2,799,000	$12,311,000	$12,666,000

 (Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans as of June 30, 2017, and average impaired acquired loans for the three and six months ended June 30, 2017, were as follows:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Second Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$1,348,000	$1,335,000		$1,146,000	$1,040,000
Vacant land, land development and residential construction	33,000	33,000		17,000	11,000
Real estate – owner occupied	1,163,000	1,158,000		1,125,000	1,153,000
Real estate – non-owner occupied	962,000	962,000		837,000	821,000
Real estate – multi-family and residential rental	226,000	211,000		221,000	177,000
Total commercial	3,732,000	3,699,000		3,346,000	3,202,000
Retail:
Home equity and other	584,000	410,000		366,000	361,000
1-4 family mortgages	2,357,000	1,927,000		1,811,000	1,750,000
Total retail	2,941,000	2,337,000		2,177,000	2,111,000

Total with no related allowance recorded	$6,673,000	$6,036,000		$5,523,000	$5,313,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Second Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance
With an allowance recorded
Commercial:
Commercial and industrial	$12,000	$12,000	$1,000	$15,000	$16,000
Vacant land, land development and residential construction	0	0	0	0	0
Real estate – owner occupied	47,000	47,000	3,000	47,000	48,000
Real estate – non-owner occupied	0	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	0	0
Total commercial	59,000	59,000	4,000	62,000	64,000
Retail:
Home equity and other	0	0	0	0	0
1-4 family mortgages	171,000	171,000	4,000	171,000	171,000
Total retail	171,000	171,000	4,000	171,000	171,000

Total with an allowance recorded	$230,000	$230,000	$8,000	$233,000	$235,000

Total impaired loans:
Commercial	$3,791,000	$3,758,000	$4,000	$3,408,000	$3,266,000
Retail	3,112,000	2,508,000	4,000	2,348,000	2,282,000
Total impaired loans	$6,903,000	$6,266,000	$8,000	$5,756,000	$5,548,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans as of December 31, 2016, and average impaired originated loans for the three and six months ended June 30, 2016, were as follows:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Second Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$1,498,000	$1,498,000		$2,017,000	$1,845,000
Vacant land, land development and residential construction	487,000	95,000		0	0
Real estate – owner occupied	0	0		160,000	275,000
Real estate – non-owner occupied	0	0		5,641,000	5,660,000
Real estate – multi-family and residential rental	130,000	130,000		0	0
Total commercial	2,115,000	1,723,000		7,818,000	7,780,000
Retail:
Home equity and other	114,000	114,000		65,000	45,000
1-4 family mortgages	1,270,000	630,000		621,000	633,000
Total retail	1,384,000	744,000		686,000	678,000

Total with no related allowance recorded	$3,499,000	$2,467,000		$8,504,000	$8,458,000

 (Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Second Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance
With an allowance recorded
Commercial:
Commercial and industrial	$2,405,000	$2,382,000	$673,000	$217,000	$246,000
Vacant land, land development and residential construction	999,000	999,000	28,000	1,633,000	1,640,000
Real estate – owner occupied	906,000	906,000	97,000	1,339,000	1,331,000
Real estate – non-owner occupied	5,020,000	5,020,000	247,000	4,729,000	4,766,000
Real estate – multi-family and residential rental	1,040,000	1,040,000	258,000	993,000	1,004,000
Total commercial	10,370,000	10,347,000	1,303,000	8,911,000	8,987,000
Retail:
Home equity and other	434,000	412,000	203,000	491,000	515,000
1-4 family mortgages	204,000	157,000	66,000	145,000	139,000
Total retail	638,000	569,000	269,000	636,000	654,000

Total with an allowance recorded	$11,008,000	$10,916,000	$1,572,000	$9,547,000	$9,641,000

Total impaired loans:
Commercial	$12,485,000	$12,070,000	$1,303,000	$16,729,000	$16,767,000
Retail	2,022,000	1,313,000	269,000	1,322,000	1,332,000
Total impaired loans	$14,507,000	$13,383,000	$1,572,000	$18,051,000	$18,099,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans as of December 31, 2016, and average impaired acquired loans for the three and six months ended June 30, 2016, were as follows:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Second Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$853,000	$826,000		$1,556,000	$1,535,000
Vacant land, land development and residential construction	0	0		0	0
Real estate – owner occupied	1,281,000	1,210,000		1,485,000	1,640,000
Real estate – non-owner occupied	928,000	789,000		792,000	821,000
Real estate – multi-family and residential rental	152,000	89,000		289,000	327,000
Total commercial	3,214,000	2,914,000		4,122,000	4,323,000
Retail:
Home equity and other	531,000	351,000		321,000	317,000
1-4 family mortgages	2,081,000	1,629,000		1,290,000	1,376,000
Total retail	2,612,000	1,980,000		1,611,000	1,693,000

Total with no related allowance recorded	$5,826,000	$4,894,000		$5,733,000	$6,016,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Second Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance
With an allowance recorded
Commercial:
Commercial and industrial	$19,000	$19,000	$2,000	$367,000	$370,000
Vacant land, land development and residential construction	0	0	0	0	0
Real estate – owner occupied	48,000	48,000	3,000	50,000	50,000
Real estate – non-owner occupied	0	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	20,000	21,000
Total commercial	67,000	67,000	5,000	437,000	441,000
Retail:
Home equity and other	0	0	0	0	0
1-4 family mortgages	172,000	172,000	4,000	87,000	116,000
Total retail	172,000	172,000	4,000	87,000	116,000

Total with an allowance recorded	$239,000	$239,000	$9,000	$524,000	$557,000

Total impaired loans:
Commercial	$3,281,000	$2,981,000	$5,000	$4,559,000	$4,764,000
Retail	2,784,000	2,152,000	4,000	1,698,000	1,809,000
Total impaired loans	$6,065,000	$5,133,000	$9,000	$6,257,000	$6,573,000

Impaired loans for which no allocation of the allowance for loan losses has been made generally reflect situations whereby the loans have been charged-down to estimated collateral value. Interest income recognized on accruing troubled debt restructurings totaled $0.2 million during the second quarter of 2017 and 2016, and $0.3 million and $0.5 million during the first six months of 2017 and 2016, respectively. No interest income was recognized on nonaccrual loans during the second quarter and first six months of 2017 or during the respective 2016 periods. Lost interest income on nonaccrual loans totaled less than $0.1 million during the second quarter of 2017 and $0.1 million during the first six months of 2017.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality Indicators. We utilize a comprehensive grading system for our commercial loans. All commercial loans are graded on a ten grade rating system. The rating system utilizes standardized grade paradigms that analyze several critical factors such as cash flow, operating performance, financial condition, collateral, industry condition and management. All commercial loans are graded at inception and reviewed and, if appropriate, re-graded at various intervals thereafter. The risk assessment for retail loans is primarily based on the type of collateral and delinquency.

Credit quality indicators were as follows as of June 30, 2017:

Originated loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$549,751,000	$13,016,000	$313,717,000	$566,790,000	$33,029,000
Grades 5 – 7	153,968,000	8,573,000	96,084,000	129,709,000	16,580,000
Grades 8 – 9	4,526,000	65,000	1,746,000	0	576,000
Total commercial	$708,245,000	$21,654,000	$411,547,000	$696,499,000	$50,185,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Total retail	$69,788,000	$120,957,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Acquired loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$40,597,000	$1,649,000	$33,119,000	$51,489,000	$38,027,000
Grades 5 – 7	30,471,000	5,562,000	45,415,000	34,048,000	25,658,000
Grades 8 – 9	1,503,000	162,000	1,552,000	1,000,000	211,000
Total commercial	$72,571,000	$7,373,000	$80,086,000	$86,537,000	$63,896,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Total retail	$38,203,000	$99,740,000

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses and the recorded investments in originated loans as of and during the three and six months ended June 30, 2017 are as follows:

	Commercial Loans	Retail Loans	Unallocated	Total

Allowance for loan losses:
Balance at March 31, 2017	$15,671,000	$2,365,000	$90,000	$18,126,000
Provision for loan losses	372,000	121,000	69,000	562,000
Charge-offs	(1,006,000)	(144,000)	0	(1,150,000)
Recoveries	326,000	91,000	0	417,000
Ending balance	$15,363,000	$2,433,000	$159,000	$17,955,000

Allowance for loan losses:
Balance at December 31, 2016	$16,026,000	$1,882,000	$(40,000)	$17,868,000
Provision for loan losses	147,000	764,000	199,000	1,110,000
Charge-offs	(1,231,000)	(364,000)	0	(1,595,000)
Recoveries	421,000	151,000	0	572,000
Ending balance	$15,363,000	$2,433,000	$159,000	$17,955,000

Ending balance: individually evaluated for impairment	$2,044,000	$755,000	$0	$2,799,000

Ending balance: collectively evaluated for impairment	$13,319,000	$1,678,000	$159,000	$15,156,000

Total loans:
Ending balance	$1,888,130,000	$190,745,000		$2,078,875,000

Ending balance: individually evaluated for impairment	$7,989,000	$2,424,000		$10,413,000

Ending balance: collectively evaluated for impairment	$1,880,141,000	$188,321,000		$2,068,462,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses for acquired loans during the three and six months ended June 30, 2017 is as follows:

	Commercial Loans	Retail Loans	Unallocated	Total

Allowance for loan losses:
Balance at March 31, 2017	$125,000	$25,000	$0	$150,000
Provision for loan losses	197,000	(9,000)	0	188,000
Charge-offs	0	0	0	0
Recoveries	2,000	0	0	2,000
Ending balance	$324,000	$16,000	$0	$340,000

Allowance for loan losses:
Balance at December 31, 2016	$75,000	$18,000	$0	$93,000
Provision for loan losses	242,000	(2,000)	0	240,000
Charge-offs	(11,000)	0	0	(11,000)
Recoveries	18,000	0	0	18,000
Ending balance	$324,000	$16,000	$0	$340,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses for originated loans during the three and six months ended June 30, 2016 and the recorded investments in originated loans as of December 31, 2016 are as follows:

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the three months ended June 30, 2017 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Originated loans
Commercial:
Commercial and industrial	6	$2,752,000	$2,931,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	3	818,000	818,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total originated commercial	9	3,570,000	3,749,000

Retail:
Home equity and other	2	260,000	261,000
1-4 family mortgages	0	0	0
Total originated retail	2	260,000	261,000

Total originated loans	11	$3,830,000	$4,010,000

Acquired loans
Commercial:
Commercial and industrial	1	$118,000	$117,000
Vacant land, land development and residential construction	1	38,000	38,000
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	1	680,000	680,000
Real estate – multi-family and residential rental	0	0	0
Total acquired commercial	3	836,000	835,000

Retail:
Home equity and other	3	160,000	161,000
1-4 family mortgages	1	77,000	77,000
Total acquired retail	4	237,000	238,000

Total acquired loans	7	$1,073,000	$1,073,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the six months ended June 30, 2017 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Originated loans
Commercial:
Commercial and industrial	6	$2,752,000	$2,931,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	3	818,000	818,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total originated commercial	9	3,570,000	3,749,000

Retail:
Home equity and other	6	589,000	590,000
1-4 family mortgages	0	0	0
Total originated retail	6	589,000	590,000

Total originated loans	15	$4,159,000	$4,339,000

Acquired loans
Commercial:
Commercial and industrial	1	$118,000	$117,000
Vacant land, land development and residential construction	1	38,000	38,000
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	1	680,000	680,000
Real estate – multi-family and residential rental	0	0	0
Total acquired commercial	3	836,000	835,000

Retail:
Home equity and other	5	166,000	168,000
1-4 family mortgages	2	134,000	134,000
Total acquired retail	7	300,000	302,000

Total acquired loans	10	$1,136,000	$1,137,000

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following originated loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended June 30, 2017 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	0	$0

The following originated loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the six months ended June 30, 2017 (amounts as of period end):

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following acquired loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended June 30, 2017 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	0	$0

The following acquired loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the six months ended June 30, 2017 (amounts as of period end):

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the three months ended June 30, 2017 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$1,537,000	$959,000	$879,000	$4,551,000	$291,000
Charge-Offs	0	0	0	0	0
Payments	(1,537,000)	(25,000)	(25,000)	(20,000)	(160,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	2,775,000	0	804,000	(3,967,000)	0
Ending Balance	$2,775,000	$934,000	$1,658,000	$564,000	$131,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$706,000	$154,000
Charge-Offs	0	0
Payments	(55,000)	(3,000)
Transfers to ORE	0	0
Net Additions/Deletions	399,000	0
Ending Balance	$1,050,000	$151,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for acquired loans categorized as troubled debt restructurings during the three months ended June 30, 2017 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$922,000	$0	$996,000	$583,000	$68,000
Charge-Offs	0	0	0	0	0
Payments	(46,000)	0	(16,000)	(39,000)	(5,000)
Transfers to ORE	0	0	0	(291,000)	0
Net Additions/Deletions	116,000	33,000	0	661,000	0
Ending Balance	$992,000	$33,000	$980,000	$914,000	$63,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$206,000	$376,000
Charge-Offs	(25,000)	0
Payments	(32,000)	(3,000)
Transfers to ORE	0	0
Net Additions/Deletions	53,000	137,000
Ending Balance	$202,000	$510,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the six months ended June 30, 2017 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$1,503,000	$1,488,000	$906,000	$5,110,000	$716,000
Charge-Offs	0	0	0	0	0
Payments	(1,662,000)	(554,000)	(52,000)	(143,000)	(273,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	2,934,000	0	804,000	(4,403,000)	(312,000)
Ending Balance	$2,775,000	$934,000	$1,658,000	$564,000	$131,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$385,000	$157,000
Charge-Offs	0	0
Payments	(55,000)	(6,000)
Transfers to ORE	0	0
Net Additions/Deletions	720,000	0
Ending Balance	$1,050,000	$151,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for acquired loans categorized as troubled debt restructurings during the six months ended June 30, 2017 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$1,125,000	$0	$900,000	$728,000	$60,000
Charge-Offs	0	0	(12,000)	0	0
Payments	(279,000)	0	(16,000)	(184,000)	(5,000)
Transfers to ORE	0	0	0	(291,000)	0
Net Additions/Deletions	146,000	33,000	108,000	661,000	8,000
Ending Balance	$992,000	$33,000	$980,000	$914,000	$63,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$208,000	$326,000
Charge-Offs	(25,000)	0
Payments	(41,000)	(7,000)
Transfers to ORE	0	0
Net Additions/Deletions	60,000	191,000
Ending Balance	$202,000	$510,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance related to loans categorized as troubled debt restructurings was as follows:

	June 30, 2017	December 31, 2016

Commercial:
Commercial and industrial	$155,000	$9,000
Vacant land, land development, and residential construction	12,000	28,000
Real estate – owner occupied	164,000	100,000
Real estate – non-owner occupied	4,000	247,000
Real estate – multi-family and residential rental	104,000	258,000
Total commercial	439,000	642,000

Retail:
Home equity and other	101,000	48,000
1-4 family mortgages	4,000	4,000
Total retail	105,000	52,000

Total related allowance	$544,000	$694,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	June 30, 2017	December 31, 2016

Land and improvements	$16,581,000	$16,649,000
Buildings	41,616,000	40,327,000
Furniture and equipment	17,765,000	17,195,000
	75,962,000	74,171,000
Less: accumulated depreciation	29,963,000	28,715,000

Premises and equipment, net	$45,999,000	$45,456,000

Depreciation expense totaled $0.8 million during the second quarter of 2017, compared to $0.7 million during the second quarter of 2016. Depreciation expense totaled $1.5 million during the first six months of 2017, compared to $1.4 million during the first six months of 2016.

5.     DEPOSITS

Our total deposits at June 30, 2017 totaled $2.37 billion, a decrease of $4.3 million, or 0.2%, from December 31, 2016. The components of our outstanding balances at June 30, 2017 and December 31, 2016, and percentage change in deposits from the end of 2016 to the end of the second quarter of 2017, are as follows:

	June 30, 2017		December 31, 2016		Percent Increase
	Balance	%	Balance	%	(Decrease)
Noninterest-bearing checking	$800,718,000	33.8%	$810,600,000	34.1%	(1.2%)
Interest-bearing checking	372,727,000	15.7	377,929,000	15.9	(1.4)
Money market	348,715,000	14.7	272,051,000	11.5	28.2
Savings	344,987,000	14.6	344,988,000	14.5	NA
Time, under $100,000	149,806,000	6.3	146,169,000	6.2	2.5
Time, $100,000 and over	260,129,000	11.0	347,058,000	14.6	(25.0)
Total local deposits	2,277,082,000	96.1	2,298,795,000	96.8	(0.9)

Out-of-area time, under $100,000	0	NA	0	NA	NA
Out-of-area time, $100,000 and over	93,639,000	3.9	76,190,000	3.2	22.9
Total out-of-area deposits	93,639,000	3.9	76,190,000	3.2	22.9

Total deposits	$2,370,721,000	100.0%	$2,374,985,000	100.0%	(0.2%)

Total time deposits of more than $250,000 totaled $248 million and $214 million at June 30, 2017 and December 31, 2016, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements follows:

	Six Months Ended June 30, 2017	Twelve Months Ended December 31, 2016

Outstanding balance at end of period	$110,920,000	$131,710,000
Average interest rate at end of period	0.17%	0.16%

Average daily balance during the period	$121,823,000	$149,079,000
Average interest rate during the period	0.16%	0.14%

Maximum daily balance during the period	$142,459,000	$175,088,000

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

7.     FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES

Federal Home Loan Bank of Indianapolis (“FHLBI”) advances totaled $245 million at June 30, 2017, and mature at varying dates from August 2017 through April 2024, with fixed rates of interest from 1.04% to 2.39% and averaging 1.69%. FHLBI advances totaled $175 million at December 31, 2016, and were expected to mature at varying dates ranging from March 2017 through April 2023, with fixed rates of interest from 1.04% to 2.11% and averaging 1.48%.

Each advance is payable at its maturity date and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of June 30, 2017 totaled about $541 million, with remaining availability based on collateral approximating $296 million.

Maturities of currently outstanding FHLBI advances are as follows:

2017	$25,000,000
2018	20,000,000
2019	40,000,000
2020	30,000,000
2021	40,000,000
Thereafter	90,000,000

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on our credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and is generally recorded as a liability. There was no reserve or liability balance for these instruments as of June 30, 2017 and December 31, 2016.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at June 30, 2017 and December 31, 2016 follows:

	June 30, 2017	December 31, 2016

Commercial unused lines of credit	$620,702,000	$553,345,000
Unused lines of credit secured by 1 – 4 family residential properties	60,266,000	56,275,000
Credit card unused lines of credit	29,915,000	22,689,000
Other consumer unused lines of credit	10,840,000	8,489,000
Commitments to make loans	217,353,000	154,338,000
Standby letters of credit	26,815,000	26,202,000
	$965,891,000	$821,338,000

Certain of our commercial loan customers had previously entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we had entered into risk participation agreements with the correspondent banks whereby we agreed to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers did not make the payments. We were not a party to the interest rate swap agreements under these arrangements. As of June 30, 2017, all such interest rate swap agreements had been terminated by our commercial loan customers. These risk participation agreements were considered financial guarantees in accordance with applicable accounting guidance and were therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities were accreted into income during the term of the interest rate swap agreements, generally ranging from four to fifteen years.

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

In February 2012, we entered into an interest rate swap agreement with a correspondent bank to hedge the floating rate on our subordinated debentures, which became effective in January 2013 and matures in January 2018. Our $32.0 million of subordinated debentures have a rate equal to the 90-Day Libor Rate plus a fixed spread of 218 basis points, and are subject to repricing quarterly. The interest rate swap agreement provides for us to pay our correspondent bank a fixed rate, while our correspondent bank will pay us the 90-Day Libor Rate on a $32.0 million notional amount. The quarterly re-set dates for the floating rate on the interest rate swap agreement are the same as the re-set dates for the floating rate on the subordinated debentures. The interest rate swap agreement does qualify for hedge accounting; therefore, monthly fluctuations in the present value of the interest rate swap agreement, net of tax effect, are recorded to other comprehensive income. As of June 30, 2017 and December 31, 2016, the fair value of the interest rate swap agreement was recorded as a liability in the amount of less than $0.1 million.

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	Level in	June 30, 2017		December 31, 2016
	Fair Value Hierarchy	Carrying Values	Fair Values	Carrying Values	Fair Values

Financial assets:
Cash	Level 1	$11,562	$11,562	$11,493	$11,493
Cash equivalents	Level 2	90,047	90,047	172,103	172,103
Securities available for sale	(1)	322,258	322,258	328,060	328,060
FHLBI stock	(2)	11,036	11,036	8,026	8,026
Loans, net	Level 3	2,507,118	2,489,249	2,359,624	2,353,276
Loans held for sale	Level 2	1,868	1,868	1,035	1,035
Bank owned life insurance	Level 2	66,535	66,535	67,198	67,198
Mortgage servicing rights	Level 2	5,173	9,038	5,544	7,997
Accrued interest receivable	Level 2	7,993	7,993	7,714	7,714

Financial liabilities:
Deposits	Level 2	2,370,721	2,260,297	2,374,985	2,286,548
Repurchase agreements	Level 2	110,920	110,920	131,710	131,710
FHLBI advances	Level 2	245,000	246,161	175,000	174,734
Subordinated debentures	Level 2	45,176	45,294	44,835	45,220
Accrued interest payable	Level 2	1,415	1,415	1,592	1,592
Interest rate swap	(1)	28	28	84	84

(1)	See Note 11 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.

(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions.

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, bank owned life insurance, noninterest checking deposits, securities sold under agreements to repurchase, and variable rate loans and deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans and deposits and for variable rate loans and deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. For bank owned life insurance, the carrying amount of the cash surrender value of life insurance approximates its fair value as the carrying value represents the current settlement amount. Fair value of subordinated debentures and FHLBI advances is based on current rates for similar financing. Fair value of the interest rate swap is determined primarily utilizing market-consensus forecasted yield curves. Fair value of off-balance sheet items is estimated to be nominal.

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

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government agencies, municipal general obligation and revenue bonds and mutual funds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information becomes known which necessitates a valuation allowance. There was no such valuation allowance as of June 30, 2017 or December 31, 2016. We have no Level 1 securities available for sale.

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

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of June 30, 2017 and December 31, 2016, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $1.9 million and $1.0 million, respectively.

Loans. We do not record loans at fair value on a recurring basis. However, from time to time, we record nonrecurring fair value adjustments to collateral dependent loans to reflect partial write-downs or specific reserves that are based on the observable market price or current estimated value of the collateral. These loans are reported in the nonrecurring table below at initial recognition of impairment and on an ongoing basis until recovery or charge-off. The fair values of impaired loans are determined using either the sales comparison approach or income approach; respective unobservable inputs for the approaches consist of adjustments for differences between comparable sales and the utilization of appropriate capitalization rates.

Foreclosed Assets. At time of foreclosure or repossession, foreclosed and repossessed assets are adjusted to fair value less costs to sell upon transfer of the loans to foreclosed and repossessed assets, establishing a new cost basis. We subsequently adjust estimated fair value of foreclosed assets on a nonrecurring basis to reflect write-downs based on revised fair value estimates. The fair values of parcels of other real estate owned are determined using either the sales comparison approach or income approach; respective unobservable inputs for the approaches consist of adjustments for differences between comparable sales and the utilization of appropriate capitalization rates.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government agency debt obligations	$154,650,000	$0	$154,650,000	$0
Mortgage-backed securities	40,199,000	0	40,199,000	0
Municipal general obligation bonds	120,484,000	0	115,218,000	5,266,000
Municipal revenue bonds	4,952,000	0	4,952,000	0
Other investments	1,973,000	0	1,973,000	0
Interest rate swap	(28,000)	0	(28,000)	0
Total	$322,230,000	$0	$316,964,000	$5,266,000

There were no transfers in or out of Level 1, Level 2 or Level 3 during the first six months of 2017.

(Continued)

  MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  FAIR VALUES (Continued)

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government agency debt obligations	$152,040,000	$0	$152,040,000	$0
Mortgage-backed securities	47,392,000	0	47,392,000	0
Municipal general obligation bonds	119,047,000	0	112,648,000	6,399,000
Municipal revenue bonds	7,631,000	0	7,631,000	0
Other investments	1,950,000	0	1,950,000	0
Interest rate swap	(84,000)	0	(84,000)	0
Total	$327,976,000	$0	$321,577,000	$6,399,000

There were no transfers in or out of Level 1, Level 2 or Level 3 during 2016.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2017 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$6,644,000	$0	$0	$6,644,000
Foreclosed assets	789,000	0	0	789,000
Total	$7,433,000	$0	$0	$7,433,000

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At June 30, 2017 and December 31, 2016, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since June 30, 2017 that we believe have changed our bank’s categorization.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  REGULATORY MATTERS (Continued)

Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
June 30, 2017
Total capital (to risk weighted assets)
Consolidated	$366,048	12.8%	$228,929	8.0%	$	NA	NA
Bank	361,641	12.7	228,713	8.0		285,891	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	347,754	12.2	171,697	6.0		NA	NA
Bank	343,346	12.0	171,535	6.0		228,713	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	304,651	10.7	128,773	4.5		NA	NA
Bank	343,346	12.0	128,651	4.5		185,829	6.5
Tier 1 capital (to average assets)
Consolidated	347,754	11.5	121,114	4.0		NA	NA
Bank	343,346	11.3	121,093	4.0		151,366	5.0

December 31, 2016
Total capital (to risk weighted assets)
Consolidated	$354,278	13.1%	$215,819	8.0%	$	NA	NA
Bank	353,243	13.1	215,605	8.0		269,506	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	336,316	12.5	161,864	6.0		NA	NA
Bank	335,282	12.4	161,704	6.0		215,605	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	293,555	10.9	121,398	4.5		NA	NA
Bank	335,282	12.4	121,278	4.5		175,179	6.5
Tier 1 capital (to average assets)
Consolidated	336,316	11.2	120,486	4.0		NA	NA
Bank	335,282	11.1	120,383	4.0		150,479	5.0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  REGULATORY MATTERS (Continued)

Our consolidated capital levels as of June 30, 2017 and December 31, 2016 include $43.1 million and $42.8 million, respectively, of trust preferred securities subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of June 30, 2017 and December 31, 2016, all $43.1 million and $42.8 million, respectively, of the trust preferred securities were included in our consolidated Tier 1 capital.

Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of June 30, 2017, our bank would meet all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis as if all such requirements were currently in effect.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 12, 2017, our Board of Directors declared a cash dividend on our common stock in the amount of $0.18 per share that was paid on March 22, 2017 to shareholders of record as of March 10, 2017. On April 13, 2017, our Board of Directors declared a cash dividend on our common stock in the amount of $0.18 per share that was paid on June 21, 2017 to shareholders of record as of June 9, 2017. On July 13, 2017, our Board of Directors declared a cash dividend on our common stock in the amount of $0.19 per share that will be paid on September 20, 2017 to shareholders of record as of September 8, 2017.

On January 30, 2015, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced a $15.0 million expansion of the stock repurchase plan. Since inception, we have purchased a total of 956,419 shares at a total price of $19.5 million, at an average price per share of $20.38; no shares were purchased under the authorized plan during the first six months of 2017. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan, which would also likely be funded from cash dividends paid to us from our bank.

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

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance company”), at June 30, 2017 and December 31, 2016 and the results of operations for the three months and six months ended June 30, 2017 and June 30, 2016. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

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

MERCANTILE BANK CORPORATION

Financial Overview

We reported net income of $7.3 million, or $0.45 per diluted share, for the second quarter of 2017. During the second quarter of 2016, we earned $7.4 million, or $0.46 per diluted share. Net income for the first six months of 2017 totaled $15.0 million, or $0.91 per diluted share, compared to $16.0 million, or $0.98 per diluted share, during the first six months of 2016. A bank owned life insurance benefit claim during the first quarter of 2017 increased diluted earnings per share for the first six months of 2017 by $0.06, while the repurchase of trust preferred securities at a large discount during the first quarter of 2016 increased diluted earnings per share for the first six months of 2016 by $0.11. Therefore, on a more core basis, earnings per diluted share equaled $0.85 during the first six months of 2017, compared to $0.87 during the first six months of 2016.

The overall quality of our loan portfolio remains strong, with nonperforming loans equaling only 0.26% of total loans as of June 30, 2017. Gross loan charge-offs equaled $1.2 million during the second quarter of 2017, and totaled $1.6 million for the first six months of the year, while recoveries of prior period loan charge-offs equaled $0.4 million and $0.6 million during the respective time periods. Net loan charge-offs, as a percent of average total loans, equaled an annualized 0.12% and 0.08% during the second quarter and first six months of 2017, respectively. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

New commercial term loan originations totaled approximately $152 million during the second quarter of 2017, bringing the year-to-date total to about $282 million. We also experienced net increases in commercial lines of credit during those time periods, in large part reflecting lines that are part of new commercial lending relationships established during recent quarterly periods. Net loan growth equaled $86.0 million and $149 million during the second quarter and first six months of 2017, respectively. The new loan pipeline remains strong, and at June 30, 2017, we had $111 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase. We believe our loan portfolio remains well diversified, with commercial real estate non-owner occupied loans and commercial and industrial loans both equaling 31%, commercial real estate owner occupied loans comprising 20% and residential mortgage and consumer loans aggregating 13% of total loans at June 30, 2017. As a percent of total commercial loans, commercial and industrial loans and commercial real estate owner occupied loans equaled 58% at June 30, 2017.

We recorded a provision for loan losses of $0.8 million during the second quarter of 2017, bringing the total provision for loan losses for the first six months of 2017 to $1.4 million. During 2016, we recorded a provision for loan losses of $1.1 million during the second quarter and $1.7 million during the first six months. The provision for loan losses recorded during all time periods was primarily driven by loan growth.

We believe our funding structure also remains well diversified. As of June 30, 2017, noninterest-bearing checking accounts comprised 29% of total funds, interest-bearing checking and sweep accounts combined for 18%, savings deposits and money market accounts aggregated to 26% and local time deposits accounted for 15%. Wholesale funds, comprised of brokered deposits and Federal Home Loan Bank of Indianapolis (“FHLBI”) advances, represented 12% of total funds.

Financial Condition

Our total assets increased $60.8 million during the first six months of 2017, and totaled $3.14 billion as of June 30, 2017. Total loans increased $149 million, while securities available for sale declined $5.8 million and cash and cash equivalents decreased $82.0 million. Total deposits decreased $4.3 million, while FHLBI advances were up $70.0 million and securities sold under agreements to repurchase (“sweep accounts”) were down $20.8 million during the first six months of 2017. The decline in cash and cash equivalents primarily resulted from the use of on balance sheet liquidity to fund loan growth, and was largely drawn from our deposit account at the Federal Reserve Bank of Chicago. The $70.0 million increase in FHLBI advances generally reflects new advances obtained to also fund loan growth.

MERCANTILE BANK CORPORATION

Commercial loans increased $133 million during the first six months of 2017, and at June 30, 2017 totaled $2.20 billion, or 87.0% of the loan portfolio. As of December 31, 2016, the commercial loan portfolio comprised 86.8% of total loans. The increase in commercial loans during the first six months of 2017 primarily reflects new commercial term loans to existing and new borrowers. Commercial and industrial loans were up $66.9 million, owner occupied commercial real estate (“CRE”) loans increased $41.2 million, non-owner occupied CRE loans were up $34.8 million, multi-family and residential rental loans declined $3.8 million and vacant land, land development and residential construction loans were down $5.8 million. As a percent of total commercial loans, commercial and industrial loans and commercial real estate owner occupied loans equaled 57.9% as of June 30, 2017, compared to 56.4% at December 31, 2016.

We are very pleased with the approximately $1.5 billion in new commercial term loan fundings since the beginning of 2015, including about $282 million during the first six months of 2017. As of June 30, 2017, availability on existing construction and development loans totaled $111 million, with most of those funds expected to be drawn over the next 12 to 18 months. Our loan pipeline reports indicate continued strong commercial loan funding opportunities in future periods, including approximately $217 million in new lending commitments, a majority of which we expect to be accepted and funded over the next 12 to 18 months. Our commercial lenders also report substantial additional opportunities they are currently discussing with existing and potentially new borrowers.

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

One-to-four family mortgage loans increased $25.5 million during the first six months of 2017, and at June 30, 2017 totaled $221 million, or 8.7% of total loans. The increase primarily consists of mortgage loans that have a fixed rate for the initial five to seven year period and then convert to an adjustable rate that is subject to reset annually thereafter. Home equity and other consumer loans declined $10.1 million during the first six months of 2017, and at June 30, 2017, totaled $108 million, or 4.3% of total loans. One-to-four family mortgage loans and home equity and other consumer loans equated to 8.2% and 5.0% of total loans as of December 31, 2016, respectively.

MERCANTILE BANK CORPORATION

The following table summarizes our loan portfolio over the past twelve months:

	6/30/17	3/31/17	12/31/16	9/30/16	6/30/16
Commercial:
Commercial & Industrial	$780,816,000	$757,220,000	$713,903,000	$750,330,000	$750,136,000
Land Development & Construction	29,027,000	31,924,000	34,828,000	37,455,000	40,529,000
Owner Occupied Commercial RE	491,633,000	452,382,000	450,464,000	440,704,000	438,798,000
Non-Owner Occupied Commercial RE	783,036,000	768,565,000	748,269,000	741,444,000	716,930,000
Multi-Family & Residential Rental	114,081,000	113,257,000	117,883,000	118,103,000	113,362,000
Total Commercial	2,198,593,000	2,123,348,000	2,065,347,000	2,088,036,000	2,059,755,000

Retail:
1-4 Family Mortgages	220,697,000	205,849,000	195,226,000	190,715,000	189,118,000
Home Equity & Other Consumer Loans	107,991,000	112,117,000	118,047,000	127,626,000	131,067,000
	328,688,000	317,966,000	313,273,000	318,341,000	320,185,000

Total	$2,527,281,000	$2,441,314,000	$2,378,620,000	$2,406,377,000	$2,379,940,000

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

Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest and foreclosed properties, totaled $7.2 million (0.2% of total assets) as of June 30, 2017, compared to $6.4 million (0.2% of total assets) as of December 31, 2016. Given the low level of nonperforming loans and accruing loans 30 to 89 days delinquent, combined with the manageable and steady level of watch list credits and what we believe are strong credit administration practices, we remain pleased with the overall quality of the loan portfolio.

MERCANTILE BANK CORPORATION

The following tables provide a breakdown of nonperforming assets by collateral type:

NONPERFORMING LOANS

	6/30/17	3/31/17	12/31/16	9/30/16	6/30/16
Residential Real Estate:
Land Development	$0	$0	$16,000	$23,000	$42,000
Construction	0	0	0	0	319,000
Owner Occupied / Rental	3,192,000	2,787,000	2,739,000	2,661,000	2,638,000
	3,192,000	2,787,000	2,755,000	2,684,000	2,999,000

Commercial Real Estate:
Land Development	65,000	80,000	95,000	110,000	125,000
Construction	0	0	0	0	0
Owner Occupied	1,052,000	911,000	285,000	1,109,000	1,786,000
Non-Owner Occupied	47,000	421,000	488,000	673,000	51,000
	1,164,000	1,412,000	868,000	1,892,000	1,962,000

Non-Real Estate:
Commercial Assets	2,081,000	3,076,000	2,293,000	65,000	165,000
Consumer Assets	13,000	17,000	23,000	28,000	42,000
	2,094,000	3,093,000	2,316,000	93,000	207,000

Total	$6,450,000	$7,292,000	$5,939,000	$4,669,000	$5,168,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	6/30/17	3/31/17	12/31/16	9/30/16	6/30/16
Residential Real Estate:
Land Development	$0	$0	$0	$0	$0
Construction	0	0	0	0	0
Owner Occupied / Rental	175,000	185,000	144,000	284,000	255,000
	175,000	185,000	144,000	284,000	255,000

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	261,000	310,000	325,000	488,000	477,000
Non-Owner Occupied	353,000	0	0	18,000	83,000
	614,000	310,000	325,000	506,000	560,000

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$789,000	$495,000	$469,000	$790,000	$815,000

MERCANTILE BANK CORPORATION

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
	2017	2017	2016	2016	2016

Beginning balance	$7,292,000	$5,939,000	$4,669,000	$5,168,000	$4,842,000
Additions, net of transfers to ORE	1,279,000	2,890,000	2,932,000	1,111,000	1,082,000
Returns to performing status	0	(113,000)	(13,000)	0	0
Principal payments	(1,168,000)	(1,289,000)	(1,386,000)	(1,509,000)	(495,000)
Loan charge-offs	(953,000)	(135,000)	(263,000)	(101,000)	(261,000)

Total	$6,450,000	$7,292,000	$5,939,000	$4,669,000	$5,168,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
	2017	2017	2016	2016	2016

Beginning balance	$495,000	$469,000	$790,000	$815,000	$1,478,000
Additions	511,000	97,000	54,000	61,000	14,000
Sale proceeds	(147,000)	(56,000)	(308,000)	(76,000)	(642,000)
Valuation write-downs	(70,000)	(15,000)	(67,000)	(10,000)	(35,000)

Total	$789,000	$495,000	$469,000	$790,000	$815,000

Gross loan charge-offs equaled $1.2 million during the second quarter of 2017, and totaled $1.6 million for the first six months of the year, while recoveries of prior period loan charge-offs equaled $0.4 million and $0.6 million during the respective time periods. Net loan charge-offs, as a percent of average total loans, equaled an annualized 0.12% and 0.08% during the second quarter and first six months of 2017, respectively. Loan charge-offs related to one commercial loan relationship accounted for a vast majority of the gross loan charge-off amount during the second quarter of 2017. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

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

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired loans. Our migration analysis takes into account various time periods, with most weight placed on the time frame from December 31, 2010 through June 30, 2017. We believe this time period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general consensus of economic conditions in the near future.

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

The allowance for originated loans equaled $18.0 million as of June 30, 2017, or 0.9% of total originated loans outstanding, compared to $17.9 million, or 0.9% of total originated loans outstanding at December 31, 2016. We also had an allowance for acquired loans as of June 30, 2017 and December 31, 2016, equaling $0.3 million and $0.1 million, respectively. The allowance equaled 284% of nonperforming loans as of June 30, 2017, compared to 302% as of December 31, 2016.

MERCANTILE BANK CORPORATION

As of June 30, 2017, the allowance for originated loans was comprised of $15.2 million in general reserves relating to non-impaired loans, $2.3 million in specific reserve allocations relating to nonaccrual loans, and $0.5 million in specific reserves on other loans, primarily accruing loans designated as troubled debt restructurings. Troubled debt restructurings totaled $11.0 million at June 30, 2017, consisting of $1.0 million that are on nonaccrual status and $10.0 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, is not included in our nonperforming loan totals. Impaired loans with an aggregate carrying value of $0.5 million as of June 30, 2017 had been subject to previous partial charge-offs aggregating $1.4 million. Those partial charge-offs were recorded as follows: $0.8 million in 2017, less than $0.1 million in 2016, 2015, 2013 and 2012, $0.4 million in 2011 and $0.2 million in 2010. As of June 30, 2017, there were no specific reserves allocated to impaired loans that had been subject to a previous partial charge-off.

The following table provides a breakdown of our originated and acquired loans categorized as troubled debt restructurings:

	6/30/17	3/31/17	12/31/16	9/30/16	6/30/16

Performing	$9,982,000	$11,497,000	$12,480,000	$17,717,000	$19,403,000
Nonperforming	975,000	731,000	1,132,000	1,630,000	1,950,000

Total	$10,957,000	$12,228,000	$13,612,000	$19,347,000	$21,353,000

Although we believe the allowance is adequate to absorb loan losses in our originated loan portfolio as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Securities available for sale decreased $5.8 million during the first six months of 2017, totaling $322 million as of June 30, 2017. Purchases during the first six months of 2017, consisting almost exclusively of U.S. Government agency bonds ($10.2 million) and municipal bonds ($13.9 million), totaled $24.1 million. Proceeds from matured and called U.S. Government agency bonds and municipal bonds during the first six months of 2017 totaled $11.5 million and $16.6 million, respectively, with another $7.2 million from principal paydowns on mortgage-backed securities. In addition, proceeds from the sale of municipal bonds totaled $0.9 million. At June 30, 2017, the portfolio was primarily comprised of U.S. Government agency bonds (48%), municipal bonds (39%) and U.S. Government agency issued or guaranteed mortgage-backed securities (13%). All of our securities are currently designated as available for sale, and are therefore stated at fair value. The fair value of securities designated as available for sale at June 30, 2017 totaled $322 million, including a net unrealized loss of $1.3 million. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function. We expect purchases during the remainder of 2017 to generally consist of U.S. Government agency bonds and municipal bonds, with the securities portfolio maintained at about 11% of total assets.

FHLBI stock totaled $11.0 million as of June 30, 2017, compared to $8.0 million as of December 31, 2016. The $3.0 million increase reflects additional stock purchased in association with the $70.0 million increase in outstanding advances during the first six months of 2017. Our investment in FHLBI stock is necessary to engage in their advance and other financing programs. We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

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

MERCANTILE BANK CORPORATION

Interest-bearing balances, primarily consisting of excess funds deposited at the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate sensitivity. During the first six months of 2017, the average balance of these funds equaled $53.8 million, or 1.9% of average earning assets. We expect the level of these funds to average approximately 1% to 2% of average earning assets in future quarters.

Net premises and equipment equaled $46.0 million at June 30, 2017, an increase of $0.5 million during the first six months of 2017. Purchases during the first six months of 2017 totaled $2.0 million, while depreciation expense aggregated to $1.5 million. Foreclosed and repossessed assets equaled $0.8 million as of June 30, 2017, compared to $0.5 million as of December 31, 2016. While we expect further transfers from loans to foreclosed and repossessed assets in future periods reflecting our collection efforts on some impaired lending relationships, we believe the overall strong quality of our loan portfolio will limit any overall increase in, and average balance of, this particular nonperforming asset category in future periods.

Total deposits decreased $4.3 million during the first six months of 2017, totaling $2.37 billion at June 30, 2017. Out-of-area deposits increased $17.4 million during the first six months of 2017, and as a percent of total deposits, equaled 3.9% as of June 30, 2017, compared to 3.2% as of December 31, 2016.

Noninterest-bearing checking accounts decreased $9.9 million during the first six months of 2017, in large part reflecting federal income tax payments by certain commercial customers during the first quarter, which more than offset growth from deposit account openings as part of recently established commercial lending relationships and transfers from closed sweep accounts throughout the first six months of the year. Interest-bearing checking accounts decreased $5.2 million, while savings deposits were virtually unchanged. Money market deposit accounts increased $76.7 million, while local time deposits $100,000 and over declined $86.9 million, in large part reflecting one depositor transferring their funds from time deposits to money market accounts. This negotiated transfer was completed at the request of the depositor to ease recordkeeping burdens; although the funds are no longer in time deposit products, we believe the stability of this long-standing deposit relationship is unchanged. Local time deposits under $100,000 increased $3.6 million.

Sweep accounts decreased $20.8 million during the first six months of 2017, totaling $111 million as of June 30, 2017. Total balances in this product have been on a declining trend over the past few years, in large part reflecting customers closing sweep accounts and depositing the funds into stand-alone noninterest-bearing checking accounts. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings.

FHLBI advances increased $70.0 million during the first six months of 2017, reflecting new advances obtained primarily to fund loan growth. As of June 30, 2017, FHLBI advances totaled $245 million. The FHLBI advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio and certain commercial real estate loans. Our borrowing line of credit as of June 30, 2017 totaled about $541 million, with remaining availability approximating $296 million.

Shareholders’ equity was $357 million at June 30, 2017, compared to $341 million at December 31, 2016. The $16.7 million increase during the first six months of 2017 primarily reflects the positive impact of net income totaling $15.0 million and the negative impact of cash dividends on common shares totaling $5.9 million. Also positively impacting shareholder’s equity during the first six months of 2017 was a $4.7 million after-tax decline in our net unrealized loss on available for sale securities and an aggregate $1.3 million sale of common stock via our cash dividend reinvestment plan.

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

To assist in providing needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLBI, totaled $339 million, or 12.4% of combined deposits and borrowed funds, as of June 30, 2017, compared to $251 million, or 9.4% of combined deposits and borrowed funds, as of December 31, 2016. The increase in wholesale funds primarily reflects new brokered deposits and FHLBI advances obtained during the first six months of 2017 to assist in funding loan growth.

Sweep accounts decreased $20.8 million during the first six months of 2017, totaling $111 million as of June 30, 2017. Total balances in this product have been on a declining trend over the past few years, in large part reflecting customers closing sweep accounts and depositing the funds into stand-alone noninterest-bearing checking accounts. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings. Information regarding our repurchase agreements as of June 30, 2017 and during the first six months of 2017 is as follows:

Outstanding balance at June 30, 2017	$110,920,000
Weighted average interest rate at June 30, 2017	0.17%
Maximum daily balance six months ended June 30, 2017	$142,459,000
Average daily balance for six months ended June 30, 2017	$121,823,000
Weighted average interest rate for six months ended June 30, 2017	0.16%

As a member of FHLBI, we have access to FHLBI advance borrowing programs. FHLBI advances increased $70.0 million during the first six months of 2017, reflecting new advances primarily obtained to assist in funding loan growth. As of June 30, 2017, FHLBI advances totaled $245 million, and based on available collateral we could borrow an additional $296 million.

We also have the ability to borrow up to $50.0 million on a daily basis through a correspondent bank using an established unsecured federal funds purchased line of credit. To provide temporary liquidity, we accessed this line of credit on two occasions during the first six months of 2017, the first instances since January of 2010. In contrast, our interest-bearing deposit balance with the Federal Reserve Bank of Chicago averaged $51.5 million during the first six months of 2017. We also have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using certain municipal bonds as collateral, we could have borrowed up to $20.5 million as of June 30, 2017. We did not utilize this line of credit during the first six months of 2017 or at any time during the previous eight fiscal years, and do not plan to access this line of credit in future periods.

MERCANTILE BANK CORPORATION

The following table reflects, as of June 30, 2017, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$1,867,147,000	$0	$0	$0	$1,867,147,000
Time deposits	271,863,000	143,061,000	88,650,000	0	503,574,000
Short-term borrowings	110,920,000	0	0	0	110,920,000
Federal Home Loan Bank advances	45,000,000	60,000,000	70,000,000	70,000,000	245,000,000
Subordinated debentures	0	0	0	45,176,000	45,176,000
Other borrowed money	0	0	0	3,274,000	3,274,000
Property leases	494,000	625,000	391,000	317,000	1,827,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of June 30, 2017, we had a total of $939 million in unfunded loan commitments and $26.8 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $722 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $217 million were for loan commitments generally expected to close and become funded within the next 12 to 18 months. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

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

Capital Resources

Shareholders’ equity was $357 million at June 30, 2017, compared to $341 million at December 31, 2016. The $16.7 million increase during the first six months of 2017 primarily reflects the positive impact of net income totaling $15.0 million and the negative impact of cash dividends on common shares totaling $5.9 million. Also positively impacting shareholder’s equity during the first six months of 2017 was a $4.7 million after-tax decline in our net unrealized loss on available for sale securities and an aggregate $1.3 million sale of common stock via our cash dividend reinvestment plan.

On January 30, 2015, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced that our Board of Directors had authorized a $15.0 million expansion of the existing common stock repurchase program. Since inception, we have purchased approximately 956,000 shares of common stock at a total price of $19.5 million, at an average price of $20.38; no shares were purchased during the first six months of 2017. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan, which would also likely be funded from cash dividends paid to us from our bank.

MERCANTILE BANK CORPORATION

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Under the BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of June 30, 2017, our bank would meet all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis as if all such requirements were currently in effect.

As of June 30, 2017, our bank’s total risk-based capital ratio was 12.7%, compared to 13.1% at December 31, 2016. Our bank’s total regulatory capital increased $8.4 million during the first six months of 2017, in large part reflecting the net impact of net income totaling $17.0 million and cash dividends paid to us aggregating $8.1 million. Our bank’s total risk-based capital ratio was also impacted by a $164 million increase in total risk-weighted assets, primarily resulting from commercial loan growth. As of June 30, 2017, our bank’s total regulatory capital equaled $362 million, or approximately $76 million in excess of the 10.0% minimum which is among the requirements to be categorized as “well capitalized.” Our and our bank’s capital ratios as of June 30, 2017 and December 31, 2016 are disclosed in Note 12 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

We recorded net income of $7.3 million, or $0.45 per basic and diluted share, for the second quarter of 2017, compared to net income of $7.4 million, or $0.46 per basic and diluted share, for the second quarter of 2016. We recorded net income of $15.0 million, or $0.91 per basic and diluted share, for the first six months of 2017, compared to net income of $16.0 million, or $0.98 per basic and diluted share, for the first six months of 2016. A bank owned life insurance death benefits claim in the first quarter of 2017 increased reported net income during the first six months of 2017 by approximately $1.1 million, or $0.06 per diluted share, while the repurchase of $11.0 million in trust preferred securities at a 27% discount in the first quarter of 2016 increased reported net income during the first six months of 2016 by approximately $1.8 million, or $0.11 per diluted share. Excluding the impacts of these transactions, diluted earnings per share during the first six months of 2017 and 2016 equaled $0.85 and $0.87, respectively.

The lower level of net income during the first six months of 2017 compared to the respective prior-year period mainly resulted from decreased noninterest income and increased noninterest expense. Noninterest income during the first six months of 2016 was elevated primarily as a result of the recording of a gain associated with the trust preferred securities transaction, which more than offset the impact of the bank owned life insurance death benefits claim recorded during the first quarter of 2017. Excluding these transactions, noninterest income during the first six months of 2017 was up compared to the respective 2016 period, reflecting increases in virtually all fee income categories. The higher level of overhead costs during the first six months of 2017 compared to the first six months of 2016 mainly resulted from increased salary expense, generally reflecting employee merit pay increases and higher stock-based compensation, and expected increases in various expense categories stemming from recent growth initiatives.

MERCANTILE BANK CORPORATION

Interest income during the second quarter of 2017 was $30.9 million, an increase of $0.8 million, or 2.5%, from the $30.1 million earned during the second quarter of 2016. The increase in interest income resulted from growth in average earning assets, which more than offset a lower yield on average earning assets. Average earning assets equaled $2.86 billion during the second quarter of 2017, up $124 million, or 4.5%, from the level of $2.73 billion during the second quarter of 2016; average loans were up $130 million, average interest-earning deposit balances were down $3.1 million, and average securities were down $2.8 million. The yield on average earning assets was 4.37% during the second quarter of 2017, compared to 4.45% during the second quarter of 2016. The lower yield on average earning assets primarily resulted from a decreased yield on securities, which more than offset an increased yield on loans and an improved earning asset mix. The decline in the yield on securities from 3.99% during the second quarter of 2016 to 2.44% during the second quarter of 2017 was mainly due to the absence of accelerated discount accretion on called U.S. Government agency bonds being recorded as interest income. Approximately $1.5 million in accelerated discount accretion was recorded as interest income during the second quarter of 2016, positively impacting the yield on average earning assets by 22 basis points; no accelerated discount accretion was recorded during the second quarter of 2017. The increase in the yield on loans from 4.60% during the second quarter of 2016 to 4.69% during the second quarter of 2017 was primarily due to a higher yield on commercial loans, which equaled 4.69% in the current-year second quarter compared to 4.54% during the prior-year second quarter. The higher commercial loan yield primarily resulted from increased rates on variable-rate loans stemming from the Federal Open Market Committee (“FOMC”) raising the targeted federal funds rate by 25 basis points in December of 2016, March of 2017, and June of 2017 and an increased level of purchased credit-impaired loan income, which totaled $1.1 million in the second quarter of 2017 compared to $0.5 million during the second quarter of 2016.

Interest income during the first six months of 2017 was $59.6 million, an increase of $0.6 million, or 1.0%, from the $59.0 million earned during the first six months of 2016. The increase in interest income resulted from a higher level of average earning assets, which more than offset a lower yield on average earning assets. Average earning assets equaled $2.82 billion during the first six months of 2017, up $123 million, or 4.5%, from the level of $2.70 billion during the respective 2016 period; average loans were up $123 million, average securities were down $8.9 million, and average interest-earning deposit balances were up $8.1 million. The yield on average earning assets was 4.28% during the first six months of 2017, compared to 4.41% during the first six months of 2016. The lower yield resulted from decreased yields on securities and loans. The yield on securities was 2.40% during the first six months of 2017, down from 3.24% during the first six months of 2016 primarily due to a decreased level of accelerated discount accretion related to called U.S. Government agency bonds. Accelerated unaccreted discount totaling $1.8 million was recorded as interest income during the first six months of 2016, compared to only a nominal amount during the first six months of 2017. The decline in the yield on loans from 4.66% during the first six months of 2016 to 4.62% during the first six months of 2017 mainly resulted from a decreased yield on residential mortgage loans, primarily reflecting the booking of adjustable-rate mortgages with initial rates that were generally lower than the existing portfolio’s average rate and lower purchased loan accretion. The yield on commercial loans equaled 4.59% during both the first six months of 2017 and the respective prior-year period as the positive impacts of the three most recent FOMC rate hikes and increased purchased credit-impaired loan income offset the negative impact of loans being originated and renewed at lower rates in light of the ongoing relatively low interest rate environment and competitive pressures.

MERCANTILE BANK CORPORATION

Interest expense during the second quarter of 2017 was $3.7 million, an increase of $0.7 million, or 21.8%, from the $3.0 million expensed during the second quarter of 2016. The increase in interest expense is primarily attributable to a higher weighted average cost of interest-bearing liabilities, which equaled 0.77% in the second quarter of 2017 compared to 0.64% in the second quarter of 2016. The increase in the weighted average cost of interest-bearing liabilities mainly reflects higher costs of certain non-time deposit account categories and borrowed funds and a change in interest-bearing liability mix. The cost of interest-bearing non-time deposit accounts increased from 0.10% during the second quarter of 2016 to 0.22% during the second quarter of 2017 in light of rates being raised on certain account categories during the first six months of 2017. The cost of borrowed funds increased from 1.42% during the second quarter of 2016 to 1.69% during the second quarter of 2017 primarily due to a change in borrowing mix and an increased cost of FHLBI advances. Average lower-costing sweep accounts represented 28.7% of average borrowed funds during the second quarter of 2017, down from 42.9% during the prior-year second quarter, while average higher-costing FHLBI advances represented 59.3% and 43.3% of average borrowed funds during the respective periods. Average higher-costing FHLBI advances represented 12.3% of average interest-bearing liabilities during the second quarter of 2017, up from 7.9% during the prior-year second quarter. Longer-term FHLBI advances totaling $90 million were obtained during the first six months of 2017 to meet loan funding and other liquidity needs; the advances were longer-term in nature to meet interest rate risk management goals.

Interest expense during the first six months of 2017 was $6.9 million, an increase of $0.8 million, or 14.1%, from the $6.1 million expensed during the first six months of 2016. The increase in interest expense is mainly attributable to a higher weighted average cost of interest-bearing liabilities, which equaled 0.73% during the first six months of 2017 compared to 0.64% during the respective 2016 period. The increase in the weighted average cost of interest-bearing liabilities primarily reflects higher costs of certain non-time deposit account categories and borrowed funds and a change in interest-bearing liability mix. The cost of interest-bearing non-time deposit accounts increased from 0.10% during the first six months of 2016 to 0.17% during the first six months of 2017 in light of rates being raised on certain account categories during the first six months of 2017. The cost of borrowed funds increased from 1.47% during the first six months of 2016 to 1.61% during the first six months of 2017 primarily due to a change in borrowing mix. Average lower-costing sweep accounts represented 32.4% of average borrowed funds during the first six months of 2017, down from 47.4% during the first six months of 2016, while average higher-costing FHLBI advances represented 54.8% and 37.3% of average borrowed funds during the respective periods. Average higher-costing FHLBI advances represented 10.8% of average interest-bearing liabilities during the first six months of 2017, up from 6.4% during the respective 2016 period. Longer-term FHLBI advances totaling $90 million were obtained during the first six months of 2017 to meet loan funding and other liquidity needs.

Net interest income during the second quarter of 2017 was $27.2 million, an increase of $0.1 million, or 0.3%, from the $27.1 million earned during the second quarter of 2016. The increase in net interest income was due to growth in average earning assets, which more than offset a lower net interest margin. The net interest margin declined from 4.01% in the second quarter of 2016 to 3.85% in the current-year second quarter due to a decreased yield on average earning assets, primarily reflecting a lower yield on securities, and an increased cost of funds, mainly reflecting higher costs of certain non-time deposit accounts and borrowed funds. The decreased yield on securities was mainly due to the previously mentioned absence of accelerated discount accretion on called U.S. Government agency bonds being recorded as interest income. The negative impact of the decreased yield on securities was partially offset by an increased loan yield, primarily reflecting increased interest rates on variable-rate commercial loans stemming from the aforementioned three FOMC rate hikes and a higher level of purchased credit-impaired commercial loan income.

Net interest income during the first six months of 2017 was $52.7 million, a decrease of $0.3 million, or 0.5%, from the $53.0 million earned during the first six months of 2016. The decrease was due to a lower net interest margin, which more than offset an increased level of average earning assets. The net interest margin declined from 3.96% during the first six months of 2016 to 3.79% during the first six months of 2017 primarily due to a decreased yield on average earning assets. The decline in the yield resulted from decreased yields on securities, primarily reflecting a lower level of accelerated discount accretion on called U.S. Government agency bonds, and loans, mainly reflecting a decreased yield on residential mortgage loans. The cost of funds equaled 0.49% during the first six months of 2017, up from 0.45% during the first six months of 2016 primarily due to higher costs of borrowed funds and certain non-time deposit accounts.

MERCANTILE BANK CORPORATION

The net interest margin of 3.85 percent in the second quarter of 2017 compared favorably to the net interest margin of 3.73% in the first quarter of 2017. The increase in the net interest margin primarily resulted from a higher yield on loans and an improved earning asset mix. The increased yield on loans mainly reflected the positive impact of increased interest rates on variable-rate commercial loans stemming from a 25 basis point increase in the targeted federal funds rate in March of 2017 and again in June of 2017 and a higher level of purchased credit-impaired commercial loan income. The change in earning asset mix primarily reflected loan growth and a reduction in interest-earning deposit balances. Higher-yielding average loans represented 86.5 percent of average earning assets during the second quarter of 2017, up from 85.6 percent during the linked quarter, while lower-yielding average interest-earning deposit balances represented 1.6 percent of average earning assets during the current-year second quarter, down from 2.2 percent during the linked quarter.

MERCANTILE BANK CORPORATION

The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the second quarter of 2017 and 2016. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $203,000 and $200,000 in the second quarter of 2017 and 2016, respectively, for this non-GAAP, but industry standard, adjustment. This adjustment equated to a three basis point increase in our net interest margin during both the second quarter of 2017 and the second quarter of 2016.

	Quarters ended June 30,
	2 0 1 7			2 0 1 6
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$2,472,489	$28,927	4.69%	$2,342,333	$26,887	4.60%
Investment securities	338,045	2,063	2.44	340,866	3,397	3.99
Other interest-earning assets	46,250	116	0.99	49,365	63	0.51
Total interest - earning assets	2,856,784	31,106	4.37	2,732,564	30,347	4.45

Allowance for loan losses	(18,820)			(16,401)
Other assets	243,578			236,021

Total assets	$3,081,542			$2,952,184

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,531,399	$2,023	0.53%	$1,548,509	$1,819	0.47%
Short-term borrowings	114,815	46	0.16	148,875	47	0.13
Federal Home Loan Bank advances	237,308	1,002	1.67	150,418	575	1.51
Other borrowings	48,385	639	5.22	47,898	606	5.01
Total interest-bearing liabilities	1,931,907	3,710	0.77	1,895,700	3,047	0.64

Noninterest-bearing deposits	785,705			702,294
Other liabilities	12,714			14,834
Shareholders’ equity	351,216			339,356

Total liabilities and shareholders’ equity	$3,081,542			$2,952,184

Net interest income		$27,396			$27,300

Net interest rate spread			3.60%			3.81%
Net interest spread on average assets			3.56%			3.71%
Net interest margin on earning assets			3.85%			4.01%

A loan loss provision expense of $0.8 million was recorded during the second quarter of 2017, compared to a provision expense of $1.1 million during the second quarter of 2016. A loan loss provision expense of $1.4 million was recorded during the first six months of 2017, compared to a provision expense of $1.7 million during the first six months of 2016. The provision expense recorded during the periods primarily reflects ongoing loan growth.

MERCANTILE BANK CORPORATION

Net loan charge-offs of $0.7 million were recorded during the second quarter of 2017, compared to $0.3 million during the prior-year second quarter. Net loan charge-offs of $1.0 million were recorded during the first six months of 2017, compared to $0.3 million during the same time period in 2016. Loan charge-offs associated with one commercial loan relationship accounted for approximately 95% of net loan charge-offs and about 60% of gross loan charge-offs during the first six months of 2017. The allowance for originated loans, as a percentage of total originated loans, was 0.9% as of both June 30, 2017, and June 30, 2016. Our allowance for acquired loans totaled $0.3 million as of June 30, 2017, compared to $0.2 million as of June 30, 2016.

Noninterest income during the second quarter of 2017 was $4.0 million, a slight decrease from the $4.1 million earned during the prior-year second quarter. The decrease in noninterest income mainly reflects lower other income and service charges on accounts, substantially mitigating higher credit and debit card fees, payroll processing revenue, mortgage banking activity income, and bank owned life insurance income. Although increasing in comparison to the respective 2016 period, mortgage banking activity income during the second quarter of 2017 was less than expected despite origination volume that approximated the targeted level. The lower than expected income was predominately caused by a higher proportion of loans being booked into the portfolio rather than sold and a higher level of mortgage servicing rights amortization. We are exploring options to sell a greater percentage of residential mortgage loans in future periods.

Noninterest income during the first six months of 2017 was $9.9 million, a decrease of $1.3 million, or 11.3%, from the $11.2 million earned during the same time period in 2016. Noninterest income during the first six months of 2017 included a bank owned life insurance death benefits claim of $1.4 million, while noninterest income during the first six months of 2016 included a $3.0 million gain associated with a trust preferred securities repurchase transaction and a $0.3 million gain related to the sale of an equity investment; excluding these transactions, noninterest income increased $0.6 million, or 7.8%, in the first six months of 2017 compared to the respective 2016 period. The increase in core noninterest income primarily reflects higher mortgage banking income resulting from the positive impact of strategic initiatives that were implemented in the latter half of 2016, including the hiring of additional loan originators, introduction of new and enhanced products, loan programs and increased marketing efforts. Increased credit and debit card fees, payroll processing fees, and service charges on accounts also contributed to the higher level of core noninterest income.

Noninterest expense during the second quarter of 2017 was $19.9 million, an increase of $0.7 million, or 3.6%, from the $19.2 million expensed during the second quarter of 2016. The higher level of expense primarily reflected expected increases in various overhead costs stemming from recent growth initiatives and increased salary expense, mainly reflecting employee merit pay increases and greater stock-based compensation expense. Federal Deposit Insurance Corporation (“FDIC”) insurance premiums totaled $0.2 million during the second quarter of 2017, down $0.1 million from the prior-year second quarter mainly due to changes to the deposit insurance assessment calculation that became effective in the third quarter of 2016.

Noninterest expense during the first six months of 2017 was $39.7 million, an increase of $0.6 million, or 1.5%, from the $39.1 million expensed during the same time period in 2016. The increase was mainly attributable to higher salary expense, primarily reflecting employee merit pay increases and greater stock-based compensation, and expected increases in various overhead costs associated with recent growth initiatives. FDIC insurance premiums during the first six months of 2017 were $0.5 million, a decrease of $0.3 million, or 39.5%, from the $0.8 million expensed during the first six months of 2016; the decrease primarily resulted from the impact of the aforementioned changes in the deposit insurance assessment calculation.

MERCANTILE BANK CORPORATION

During the second quarter of 2017, we recorded income before federal income tax of $10.6 million and a federal income tax expense of $3.3 million. During the second quarter of 2016, we recorded income before federal income tax of $10.9 million and a federal income tax expense of $3.5 million. Our effective tax rate was 30.7% during the second quarter of 2017, compared to 31.6% during the respective 2016 period. During the first six months of 2017, we recorded income before federal income tax of $21.6 million and a federal income tax expense of $6.6 million. During the first six months of 2016, we recorded income before federal income tax of $23.4 million and a federal income tax expense of $7.4 million. Our effective tax rate was 30.7% during the first six months of 2017, compared to 31.6% during the respective 2016 period. The decrease in federal income tax expense in the 2017 periods compared to the respective 2016 periods resulted from the lower levels of income before federal income tax and the aforementioned nontaxable bank owned life insurance death benefits claim, which positively impacted the effective tax rates.

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

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of June 30, 2017:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$1,146,082,000	$76,465,000	$625,617,000	$320,924,000	$2,169,088,000
Residential real estate loans	62,168,000	19,507,000	123,024,000	115,521,000	320,220,000
Consumer loans	1,699,000	1,295,000	28,210,000	6,769,000	37,973,000
Securities (2)	19,802,000	25,416,000	107,389,000	180,687,000	333,294,000
Other interest-bearing assets	46,762,000	750,000	1,250,000	0	48,762,000
Allowance for loan losses	0	0	0	0	(18,295,000)
Other assets	0	0	0	0	252,294,000
Total assets	1,276,513,000	123,433,000	885,490,000	623,901,000	$3,143,336,000

Liabilities:
Interest-bearing checking	372,727,000	0	0	0	372,727,000
Savings deposits	344,987,000	0	0	0	344,987,000
Money market accounts	348,715,000	0	0	0	348,715,000
Time deposits under $100,000	30,104,000	48,577,000	71,125,000	0	149,806,000
Time deposits $100,000 & over	67,603,000	125,670,000	160,495,000	0	353,768,000
Short-term borrowings	110,920,000	0	0	0	110,920,000
Federal Home Loan Bank advances	25,000,000	20,000,000	130,000,000	70,000,000	245,000,000
Other borrowed money	48,450,000	0	0	0	48,450,000
Noninterest-bearing checking	0	0	0	0	800,718,000
Other liabilities	0	0	0	0	10,746,000
Total liabilities	1,348,506,000	194,247,000	361,620,000	70,000,000	2,785,837,000
Shareholders' equity	0	0	0	0	357,499,000
Total liabilities & shareholders' equity	1,348,506,000	194,247,000	361,620,000	70,000,000	$3,143,336,000

Net asset (liability) GAP	$(71,993,000)	$(70,814,000)	$523,870,000	$553,901,000

Cumulative GAP	$(71,993,000)	$(142,807,000)	$381,063,000	$934,964,000

Percent of cumulative GAP to total assets	(2.3%)	(4.5%)	12.1%	29.7%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of June 30, 2017.

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

We conducted multiple simulations as of June 30, 2017, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of June 30, 2017. The resulting estimates are within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 400 basis points	$(17,320,000)	(16.1% )
Interest rates down 300 basis points	(14,480,000)	(13.5)
Interest rates down 200 basis points	(10,740,000)	(10.0)
Interest rates down 100 basis points	(5,530,000)	(5.1)
No change in interest rates	(370,000)	(0.3)
Interest rates up 100 basis points	2,130,000	2.0
Interest rates up 200 basis points	4,640,000	4.3
Interest rates up 300 basis points	7,170,000	6.7
Interest rates up 400 basis points	9,670,000	9.0

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

Item 4. Controls and Procedures

As of June 30, 2017, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2017.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sales of equity securities during the quarter ended June 30, 2017.

Issuer Purchases of Equity Securities

We announced on January 30, 2015 that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced a $15.0 million expansion of the stock repurchase program. No shares of our common stock were repurchased during the second quarter of 2017.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares or Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
April 1 – 30	0	$	NA	0	$15,505,000
May 1 – 31	0		NA	0	15,505,000
June 1 – 30	0		NA	0	15,505,000
Total	0	$	NA	0	$15,505,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The Exhibit Index following the Signature Page hereto is incorporated by reference under this item.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2017.

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

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements