Form 10-Q
period 2017-09-30
MERCANTILE BANK CORP
filed 2017-11-06
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

          Yes           No   X

At November 6, 2017, there were 16,491,790 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016

ASSETS
Cash and due from banks	$53,941,000	$50,200,000
Interest-earning deposits	123,110,000	133,396,000
Total cash and cash equivalents	177,051,000	183,596,000

Securities available for sale	330,090,000	328,060,000
Federal Home Loan Bank stock	11,036,000	8,026,000

Loans	2,554,272,000	2,378,620,000
Allowance for loan losses	(19,193,000)	(17,961,000)
Loans, net	2,535,079,000	2,360,659,000

Premises and equipment, net	45,606,000	45,456,000
Bank owned life insurance	66,858,000	67,198,000
Goodwill	49,473,000	49,473,000
Core deposit intangible	8,156,000	9,957,000
Other assets	31,306,000	30,146,000

Total assets	$3,254,655,000	$3,082,571,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$826,038,000	$810,600,000
Interest-bearing	1,663,005,000	1,564,385,000
Total deposits	2,489,043,000	2,374,985,000

Securities sold under agreements to repurchase	122,280,000	131,710,000
Federal Home Loan Bank advances	220,000,000	175,000,000
Subordinated debentures	45,347,000	44,835,000
Accrued interest and other liabilities	15,439,000	15,230,000
Total liabilities	2,892,109,000	2,741,760,000

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,490,279 shares issued and outstanding at September 30, 2017 and 16,416,695 shares issued and outstanding at December 31, 2016	309,033,000	305,488,000
Retained earnings	55,258,000	40,904,000
Accumulated other comprehensive loss	(1,745,000)	(5,581,000)
Total shareholders’ equity	362,546,000	340,811,000

Total liabilities and shareholders’ equity	$3,254,655,000	$3,082,571,000

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended Sept 30, 2017	Three Months Ended Sept 30, 2016	Nine Months Ended Sept 30, 2017	Nine Months Ended Sept 30, 2016

Interest income
Loans, including fees	$30,746,000	$27,553,000	$86,406,000	$81,219,000
Securities, taxable	1,322,000	1,488,000	3,885,000	5,661,000
Securities, tax-exempt	584,000	545,000	1,709,000	1,622,000
Other interest-earning assets	382,000	120,000	641,000	240,000
Total interest income	33,034,000	29,706,000	92,641,000	88,742,000

Interest expense
Deposits	2,652,000	1,924,000	6,543,000	5,608,000
Short-term borrowings	45,000	62,000	142,000	154,000
Federal Home Loan Bank advances	1,033,000	670,000	2,690,000	1,595,000
Subordinated debentures and other borrowings	660,000	600,000	1,920,000	1,952,000
Total interest expense	4,390,000	3,256,000	11,295,000	9,309,000

Net interest income	28,644,000	26,450,000	81,346,000	79,433,000

Provision for loan losses	1,000,000	600,000	2,350,000	2,300,000

Net interest income after provision for loan losses	27,644,000	25,850,000	78,996,000	77,133,000

Noninterest income
Services charges on deposit and sweep accounts	1,076,000	1,140,000	3,148,000	3,178,000
Credit and debit card income	1,215,000	1,090,000	3,497,000	3,185,000
Mortgage banking income	1,326,000	1,236,000	3,233,000	2,578,000
Earnings on bank owned life insurance	328,000	349,000	2,394,000	933,000
Gain on trust preferred securities repurchase	0	0	0	2,970,000
Other income	660,000	1,469,000	2,226,000	3,590,000
Total noninterest income	4,605,000	5,284,000	14,498,000	16,434,000

Noninterest expense
Salaries and benefits	11,636,000	11,162,000	33,796,000	32,959,000
Occupancy	1,598,000	1,515,000	4,707,000	4,600,000
Furniture and equipment depreciation, rent and maintenance	543,000	531,000	1,625,000	1,579,000
Data processing costs	2,071,000	1,987,000	6,155,000	5,949,000
FDIC insurance costs	250,000	351,000	708,000	1,108,000
Other expense	4,112,000	4,117,000	12,877,000	12,530,000
Total noninterest expenses	20,210,000	19,663,000	59,868,000	58,725,000

Income before federal income tax expense	12,039,000	11,471,000	33,626,000	34,842,000

Federal income tax expense	3,702,000	3,626,000	10,331,000	11,014,000

Net income	$8,337,000	$7,845,000	$23,295,000	$23,828,000

Basic earnings per share	$0.51	$0.48	$1.41	$1.46
Diluted earnings per share	$0.51	$0.48	$1.41	$1.46
Cash dividends per share	$0.19	$0.17	$0.55	$0.49

Average basic shares outstanding	16,483,492	16,282,804	16,463,245	16,271,848
Average diluted shares outstanding	16,494,540	16,307,350	16,474,534	16,294,093

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended Sept 30, 2017	Three Months Ended Sept 30, 2016	Nine Months Ended Sept 30, 2017	Nine Months Ended Sept 30, 2016

Net income	$8,337,000	$7,845,000	$23,295,000	$23,828,000

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(1,381,000)	(1,495,000)	5,833,000	722,000
Fair value of interest rate swap	13,000	113,000	69,000	88,000
Total other comprehensive income	(1,368,000)	(1,382,000)	5,902,000	810,000

Tax effect of unrealized holding gains (losses) on securities available for sale	484,000	523,000	(2,042,000)	(253,000)
Tax effect of fair value of interest rate swap	(5,000)	(40,000)	(24,000)	(31,000)
Total tax effect of other comprehensive income	479,000	483,000	(2,066,000)	(284,000)

Other comprehensive income (loss), net of tax	(889,000)	(899,000)	3,836,000	526,000

Comprehensive income	$7,448,000	$6,946,000	$27,131,000	$24,354,000

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

($ in thousands except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances, January 1, 2017	$0	$305,488	$40,904	$(5,581)	$340,811

Employee stock purchase plan (1,053 shares)		36			36

Dividend reinvestment plan (43,938 shares)		1,426			1,426

Stock option exercises (25,075 shares)		289			289

Stock grants to directors for retainer fees (11,712 shares)		363			363

Stock-based compensation expense		1,431			1,431

Cash dividends ($0.55 per common share)			(8,941)		(8,941)

Net income for the nine months ended September 30, 2017			23,295		23,295

Change in net unrealized holding gain/(loss) on securities available for sale, net of tax effect				3,791	3,791

Change in fair value of interest rate swap, net of tax effect				45	45

Balances, September 30, 2017	$0	$309,033	$55,258	$(1,745)	$362,546

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

($ in thousands except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances, January 1, 2016	$0	$304,819	$27,722	$1,263	$333,804

Employee stock purchase plan (1,121 shares)		27			27

Dividend reinvestment plan (44,535 shares)		1,079			1,079

Stock option exercises (50,323 shares)		606			606

Stock grants to directors for retainer fees (13,000 shares)		327			327

Stock-based compensation expense		901			901

Share repurchase program (167,878 shares)		(3,732)			(3,732)

Cash dividends ($0.49 per common share)			(7,895)		(7,895)

Net income for the nine months ended September 30, 2016			23,828		23,828

Change in net unrealized holding gain/(loss) on securities available for sale, net of tax effect				469	469

Change in fair value of interest rate swap, net of tax effect				57	57

Balances, September 30, 2016	$0	$304,027	$43,655	$1,789	$349,471

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended Sept 30, 2017	Nine Months Ended Sept 30, 2016

Cash flows from operating activities
Net income	$23,295,000	$23,828,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	7,820,000	6,730,000
Accretion of acquired loans	(1,867,000)	(3,253,000)
Provision for loan losses	2,350,000	2,300,000
Stock-based compensation expense	1,431,000	901,000
Stock grants to directors for retainer fee	363,000	327,000
Proceeds from sales of mortgage loans held for sale	81,368,000	83,440,000
Origination of mortgage loans held for sale	(81,570,000)	(83,000,000)
Net gain from sales of mortgage loans held for sale	(2,875,000)	(2,463,000)
Gain on trust preferred securities repurchase	0	(2,970,000)
Net gain from sales and valuation write-down of foreclosed assets	(199,000)	(322,000)
Net (gain) loss from sales and valuation write-down of former bank premises	123,000	(10,000)
Net loss from sales of fixed assets	67,000	174,000
Net (gain) loss from sales of available for sale securities	(36,000)	1,000
Earnings on bank owned life insurance	(2,394,000)	(933,000)
Net change in:
Accrued interest receivable	(1,404,000)	(228,000)
Other assets	(1,987,000)	(1,554,000)
Accrued interest and other liabilities	278,000	(809,000)
Net cash from operating activities	24,763,000	22,159,000

Cash flows from investing activities
Loan originations and payments, net	(172,665,000)	(124,126,000)
Purchases of securities available for sale	(50,276,000)	(130,414,000)
Proceeds from maturities, calls and repayments of securities available for sale	46,177,000	152,781,000
Proceeds from sales of securities available for sale	6,706,000	264,000
Proceeds from sales of foreclosed assets	772,000	1,458,000
Proceeds from sales of former bank premises	22,000	45,000
Purchases of Federal Home Loan Bank stock	(3,010,000)	(459,000)
Proceeds from bank owned life insurance cash value release and death benefits	2,720,000	0
Purchases of bank owned life insurance	0	(7,000,000)
Net purchases of premises and equipment	(4,192,000)	(1,051,000)
Net cash for investing activities	(173,746,000)	(108,502,000)

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months Ended Sept 30, 2017	Nine Months Ended Sept 30, 2016

Cash flows from financing activities
Net increase (decrease) in time deposits	(49,466,000)	17,823,000
Net increase in all other deposits	163,524,000	36,232,000
Net decrease in securities sold under agreements to repurchase	(9,430,000)	(7,928,000)
Maturities of Federal Home Loan Bank advances	(45,000,000)	0
Proceeds from Federal Home Loan Bank advances	90,000,000	110,000,000
Proceeds from stock option exercises	289,000	606,000
Employee stock purchase plan	36,000	27,000
Dividend reinvestment plan	1,426,000	1,079,000
Repurchase of common stock shares	0	(3,732,000)
Repurchase of trust preferred securities	0	(8,030,000)
Payment of cash dividends to common shareholders	(8,941,000)	(7,895,000)
Net cash from financing activities	142,438,000	138,182,000

Net change in cash and cash equivalents	(6,545,000)	51,839,000
Cash and cash equivalents at beginning of period	183,596,000	89,891,000
Cash and cash equivalents at end of period	$177,051,000	$141,730,000

Supplemental disclosures of cash flows information
Cash paid during the period for:
Interest	$11,064,000	$9,218,000
Federal income tax	10,275,000	10,950,000
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	839,000	297,000
Transfers from bank premises to other real estate owned	1,737,000	371,000

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the nine months ended September 30, 2017 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended September 30, 2017 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2016.

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

Approximately 220,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three and nine months ended September 30, 2017. In addition, stock options for approximately 28,000 shares of common stock were included in determining diluted earnings per share for the three and nine months ended September 30, 2017. Stock options for approximately 7,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three and nine months ended September 30, 2017.

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. As of September 30, 2017 and December 31, 2016, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $4.1 million and $1.0 million, respectively. Loans held for sale are reported as part of our total loans on the balance sheet.

Mortgage loans held for sale are generally sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold, which is reduced by the cost allocated to the servicing right. We generally lock in the sale price to the purchaser of the loan at the same time we make a rate commitment to the borrower. These mortgage banking activities are not designated as hedges and are carried at fair value. The net gain or loss on mortgage banking derivatives is included in the gain on sale of loans. Mortgage loans serviced for others totaled approximately $611 million as of September 30, 2017.

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Accounting Standards: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. This ASU was originally effective for annual and interim periods beginning after December 15, 2016, with two transition methods available – full retrospective and cumulative effect approach. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of Effective Date, which delays the implementation of this guidance by one year. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance will not have an impact on interest income. We are completing an overall assessment of revenue streams and review of related contracts potentially affected by the ASU. In addition, we are evaluating the ASU’s expanded disclosure requirements. We plan to adopt this ASU on January 1, 2018 utilizing the modified retrospective approach with a cumulative effect adjustment to opening retained earnings, if such adjustment is applicable.

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

2.    SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
U.S. Government agency debt obligations	$165,551,000	$208,000	$(4,591,000)	$161,168,000
Mortgage-backed securities	39,304,000	405,000	(214,000)	39,495,000
Municipal general obligation bonds	121,803,000	1,750,000	(243,000)	123,310,000
Municipal revenue bonds	4,099,000	51,000	(16,000)	4,134,000
Other investments	2,002,000	0	(19,000)	1,983,000

	$332,759,000	$2,414,000	$(5,083,000)	$330,090,000

December 31, 2016
U.S. Government agency debt obligations	$159,271,000	$106,000	$(7,337,000)	$152,040,000
Mortgage-backed securities	47,329,000	486,000	(423,000)	47,392,000
Municipal general obligation bonds	120,284,000	312,000	(1,549,000)	119,047,000
Municipal revenue bonds	7,699,000	23,000	(91,000)	7,631,000
Other investments	1,979,000	0	(29,000)	1,950,000

	$336,562,000	$927,000	$(9,429,000)	$328,060,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.    SECURITIES (Continued)

Securities with unrealized losses at September 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2017
U.S. Government agency debt obligations	$81,981,000	$2,496,000	$47,265,000	$2,095,000	$129,246,000	$4,591,000
Mortgage-backed securities	21,482,000	121,000	9,416,000	93,000	30,898,000	214,000
Municipal general obligation bonds	10,280,000	90,000	8,436,000	153,000	18,716,000	243,000
Municipal revenue bonds	0	0	1,101,000	16,000	1,101,000	16,000
Other investments	1,502,000	19,000	0	0	1,502,000	19,000

	$115,245,000	$2,726,000	$66,218,000	$2,357,000	$181,463,000	$5,083,000

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2016
U.S. Government agency debt obligations	$110,160,000	$7,172,000	$5,073,000	$165,000	$115,233,000	$7,337,000
Mortgage-backed securities	3,670,000	4,000	37,072,000	419,000	40,742,000	423,000
Municipal general obligation bonds	65,895,000	1,360,000	27,734,000	189,000	93,629,000	1,549,000
Municipal revenue bonds	1,921,000	90,000	206,000	1,000	2,127,000	91,000
Other investments	1,479,000	29,000	0	0	1,479,000	29,000

	$183,125,000	$8,655,000	$70,085,000	$774,000	$253,210,000	$9,429,000

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

At September 30, 2017, 195 debt securities and one mutual fund with fair values totaling $181 million have unrealized losses aggregating $5.1 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that the unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary.

The amortized cost and fair value of debt securities at September 30, 2017, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

	Weighted Average Yield	Amortized Cost	Fair Value

Due in 2017	1.51%	$3,307,000	$3,307,000
Due in 2018 through 2022	2.20	95,857,000	96,451,000
Due in 2023 through 2027	2.71	99,198,000	98,217,000
Due in 2028 and beyond	2.94	93,091,000	90,637,000
Mortgage-backed securities	2.06	39,304,000	39,495,000
Other investments	2.03	2,002,000	1,983,000

Total available for sale securities	2.53%	$332,759,000	$330,090,000

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $113 million at September 30, 2017 and $109 million at December 31, 2016, with estimated market values of $114 million and $107 million, respectively. Securities issued by all other states and their political subdivisions had a combined amortized cost of $13.4 million and $19.5 million at September 30, 2017 and December 31, 2016, respectively, with estimated market values of $13.6 million and $19.5 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

 (Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.    SECURITIES (Continued)

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $122 million and $132 million at September 30, 2017 and December 31, 2016, respectively. Investments in Federal Home Loan Bank stock are restricted and may only be resold or redeemed by the issuer.

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

Our total loans at September 30, 2017 were $2.55 billion compared to $2.38 billion at December 31, 2016, an increase of $176 million, or 7.4%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at September 30, 2017 and December 31, 2016, and the percentage change in loans from the end of 2016 to the end of the third quarter of 2017, are as follows:

					Percent
	September 30, 2017		December 31, 2016		Increase
	Balance	%	Balance	%	(Decrease)
Originated loans
Commercial:
Commercial and industrial	$710,699,000	33.3%	$636,771,000	33.8%	11.6%
Vacant land, land development, and residential construction	21,272,000	1.0	26,519,000	1.4	(19.8)
Real estate – owner occupied	411,367,000	19.3	363,509,000	19.3	13.2
Real estate – non-owner occupied	721,304,000	33.8	652,054,000	34.6	10.6
Real estate – multi-family and residential rental	58,356,000	2.7	50,045,000	2.6	16.6
Total commercial	1,922,998,000	90.1	1,728,898,000	91.7	11.2

Retail:
Home equity and other	69,325,000	3.3	69,831,000	3.7	(0.7)
1-4 family mortgages	141,443,000	6.6	85,819,000	4.6	64.8
Total retail	210,768,000	9.9	155,650,000	8.3	35.4

Total originated loans	$2,133,766,000	100.0%	$1,884,548,000	100.0%	13.2%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

					Percent
	September 30, 2017		December 31, 2016		Increase
	Balance	%	Balance	%	(Decrease)
Acquired loans
Commercial:
Commercial and industrial	$65,864,000	15.7%	$77,132,000	15.6%	(14.6% )
Vacant land, land development, and residential construction	7,303,000	1.7	8,309,000	1.7	(12.1)
Real estate – owner occupied	73,980,000	17.6	86,955,000	17.6	(14.9)
Real estate – non-owner occupied	83,863,000	19.9	96,215,000	19.5	(12.8)
Real estate – multi-family and residential rental	60,814,000	14.5	67,838,000	13.7	(10.4)
Total commercial	291,824,000	69.4	336,449,000	68.1	(13.3)

Retail:
Home equity and other	34,051,000	8.1	48,216,000	9.8	(29.4)
1-4 family mortgages	94,631,000	22.5	109,407,000	22.1	(13.5)
Total retail	128,682,000	30.6	157,623,000	31.9	(18.4)

Total acquired loans	$420,506,000	100.0%	$494,072,000	100.0%	(14.9% )

					Percent
	September 30, 2017		December 31, 2016		Increase
	Balance	%	Balance	%	(Decrease)
Total loans
Commercial:
Commercial and industrial	$776,563,000	30.4%	$713,903,000	30.0%	8.8%
Vacant land, land development, and residential construction	28,575,000	1.1	34,828,000	1.5	(18.0)
Real estate – owner occupied	485,347,000	19.0	450,464,000	18.9	7.7
Real estate – non-owner occupied	805,167,000	31.5	748,269,000	31.5	7.6
Real estate – multi-family and residential rental	119,170,000	4.7	117,883,000	4.9	1.1
Total commercial	2,214,822,000	86.7	2,065,347,000	86.8	7.2

Retail:
Home equity and other	103,376,000	4.0	118,047,000	5.0	(12.4)
1-4 family mortgages	236,074,000	9.3	195,226,000	8.2	20.9
Total retail	339,450,000	13.3	313,273,000	13.2	8.4

Total loans	$2,554,272,000	100.0%	$2,378,620,000	100.0%	7.4%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The total contractually required payments due on and carrying value of acquired impaired loans were $12.4 million and $5.3 million, respectively, as of September 30, 2017. The total contractually required payments due on and carrying value of acquired impaired loans were $15.5 million and $6.2 million, respectively, as of December 31, 2016. Changes in the accretable yield for acquired impaired loans for the three and nine months ended September 30, 2017 and September 30, 2016 were as follows:

Balance at June 30, 2017	$1,658,000
Additions	2,000
Accretion income	(141,000)
Net reclassification from nonaccretable to accretable	83,000
Reductions (1)	(23,000)

Balance at September 30, 2017	$1,579,000

Balance at December 31, 2016	$1,726,000
Additions	223,000
Accretion income	(429,000)
Net reclassification from nonaccretable to accretable	330,000
Reductions (1)	(271,000)

Balance at September 30, 2017	$1,579,000

Balance at June 30, 2016	$6,602,000
Additions	224,000
Accretion income	(638,000)
Net reclassification from nonaccretable to accretable	1,000,000
Reductions (1)	(407,000)

Balance at September 30, 2016	$6,781,000

Balance at December 31, 2015	$5,193,000
Additions	245,000
Accretion income	(1,992,000)
Net reclassification from nonaccretable to accretable	4,565,000
Reductions (1)	(1,230,000)

Balance at September 30, 2016	$6,781,000

(1) Reductions primarily reflect the result of exit events, including loan payoffs and charge-offs.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Nonperforming originated loans as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	4,696,000	3,328,000

Total nonperforming originated loans	$4,696,000	$3,328,000

Nonperforming acquired loans as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	3,535,000	2,611,000

Total nonperforming acquired loans	$3,535,000	$2,611,000

The recorded principal balance of nonperforming loans was as follows:

	September 30, 2017	December 31, 2016
Commercial:
Commercial and industrial	$2,401,000	$2,296,000
Vacant land, land development, and residential construction	50,000	95,000
Real estate – owner occupied	2,309,000	285,000
Real estate – non-owner occupied	45,000	488,000
Real estate – multi-family and residential rental	247,000	17,000
Total commercial	5,052,000	3,181,000

Retail:
Home equity and other	543,000	496,000
1-4 family mortgages	2,636,000	2,262,000
Total retail	3,179,000	2,758,000

Total nonperforming loans	$8,231,000	$5,939,000

Acquired impaired loans are generally not reported as nonperforming loans based on acquired impaired loan accounting. Acquired non-impaired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated loan portfolio.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of September 30, 2017:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Originated loans
Commercial:
Commercial and industrial	$0	$0	$0	$0	$710,699,000	$710,699,000	$0
Vacant land, land development, and residential construction	50,000	0	0	50,000	21,222,000	21,272,000	0
Real estate – owner occupied	0	0	0	0	411,367,000	411,367,000	0
Real estate – non-owner occupied	0	0	0	0	721,304,000	721,304,000	0
Real estate – multi-family and residential rental	0	0	0	0	58,356,000	58,356,000	0
Total commercial	50,000	0	0	50,000	1,922,948,000	1,922,998,000	0

Retail:
Home equity and other	35,000	111,000	0	146,000	69,179,000	69,325,000	0
1-4 family mortgages	0	69,000	248,000	317,000	141,126,000	141,443,000	0
Total retail	35,000	180,000	248,000	463,000	210,305,000	210,768,000	0

Total past due loans	$85,000	$180,000	$248,000	$513,000	$2,133,253,000	$2,133,766,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Acquired loans
Commercial:
Commercial and industrial	$114,000	$0	$1,000	$115,000	$65,749,000	$65,864,000	$0
Vacant land, land development, and residential construction	0	0	0	0	7,303,000	7,303,000	0
Real estate – owner occupied	153,000	139,000	0	292,000	73,688,000	73,980,000	0
Real estate – non-owner occupied	0	45,000	0	45,000	83,818,000	83,863,000	0
Real estate – multi-family and residential rental	0	99,000	10,000	109,000	60,705,000	60,814,000	0
Total commercial	267,000	283,000	11,000	561,000	291,263,000	291,824,000	0

Retail:
Home equity and other	207,000	157,000	21,000	385,000	33,666,000	34,051,000	0
1-4 family mortgages	481,000	363,000	707,000	1,551,000	93,080,000	94,631,000	0
Total retail	688,000	520,000	728,000	1,936,000	126,746,000	128,682,000	0

Total past due loans	$955,000	$803,000	$739,000	$2,497,000	$418,009,000	$420,506,000	$0

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans as of September 30, 2017, and average originated impaired loans for the three and nine months ended September 30, 2017, were as follows:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$83,000	$70,000		$56,000	$823,000
Vacant land, land development and residential construction	463,000	50,000		58,000	73,000
Real estate – owner occupied	224,000	214,000		266,000	189,000
Real estate – non-owner occupied	178,000	178,000		89,000	45,000
Real estate – multi-family and residential rental	360,000	360,000		180,000	189,000
Total commercial	1,308,000	872,000		649,000	1,319,000
Retail:
Home equity and other	849,000	776,000		729,000	488,000
1-4 family mortgages	1,264,000	603,000		614,000	632,000
Total retail	2,113,000	1,379,000		1,343,000	1,120,000

Total with no related allowance recorded	$3,421,000	$2,251,000		$1,992,000	$2,439,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance
With an allowance recorded
Commercial:
Commercial and industrial	$4,066,000	$4,030,000	$1,252,000	$4,100,000	$3,395,000
Vacant land, land development and residential construction	249,000	249,000	6,000	374,000	561,000
Real estate – owner occupied	2,819,000	2,807,000	530,000	2,319,000	1,731,000
Real estate – non-owner occupied	296,000	296,000	2,000	392,000	2,569,000
Real estate – multi-family and residential rental	66,000	66,000	66,000	321,000	536,000
Total commercial	7,496,000	7,448,000	1,856,000	7,506,000	8,792,000
Retail:
Home equity and other	1,085,000	1,066,000	723,000	1,035,000	866,000
1-4 family mortgages	165,000	112,000	15,000	113,000	125,000
Total retail	1,250,000	1,178,000	738,000	1,148,000	991,000

Total with an allowance recorded	$8,746,000	$8,626,000	$2,594,000	$8,654,000	$9,783,000

Total impaired loans:
Commercial	$8,804,000	$8,320,000	$1,856,000	$8,155,000	$10,111,000
Retail	3,363,000	2,557,000	738,000	2,491,000	2,111,000
Total impaired loans	$12,167,000	$10,877,000	$2,594,000	$10,646,000	$12,222,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans as of September 30, 2017, and average impaired acquired loans for the three and nine months ended September 30, 2017, were as follows:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$1,074,000	$1,057,000		$1,196,000	$1,044,000
Vacant land, land development and residential construction	29,000	29,000		31,000	15,000
Real estate – owner occupied	1,206,000	904,000		1,031,000	1,091,000
Real estate – non-owner occupied	989,000	988,000		975,000	863,000
Real estate – multi-family and residential rental	1,306,000	1,289,000		750,000	455,000
Total commercial	4,604,000	4,267,000		3,983,000	3,468,000
Retail:
Home equity and other	677,000	495,000		453,000	394,000
1-4 family mortgages	2,485,000	2,022,000		1,974,000	1,818,000
Total retail	3,162,000	2,517,000		2,427,000	2,212,000

Total with no related allowance recorded	$7,766,000	$6,784,000		$6,410,000	$5,680,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance
With an allowance recorded
Commercial:
Commercial and industrial	$0	$0	$0	$6,000	$12,000
Vacant land, land development and residential construction	0	0	0	0	0
Real estate – owner occupied	46,000	46,000	3,000	47,000	47,000
Real estate – non-owner occupied	0	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	0	0
Total commercial	46,000	46,000	3,000	53,000	59,000
Retail:
Home equity and other	0	0	0	0	0
1-4 family mortgages	170,000	170,000	3,000	170,000	171,000
Total retail	170,000	170,000	3,000	170,000	171,000

Total with an allowance recorded	$216,000	$216,000	$6,000	$223,000	$230,000

Total impaired loans:
Commercial	$4,650,000	$4,313,000	$3,000	$4,036,000	$3,527,000
Retail	3,332,000	2,687,000	3,000	2,597,000	2,383,000
Total impaired loans	$7,982,000	$7,000,000	$6,000	$6,633,000	$5,910,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans as of December 31, 2016, and average impaired originated loans for the three and nine months ended September 30, 2016, were as follows:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$1,498,000	$1,498,000		$1,809,000	$1,752,000
Vacant land, land development and residential construction	487,000	95,000		0	0
Real estate – owner occupied	0	0		327,000	307,000
Real estate – non-owner occupied	0	0		5,616,000	5,647,000
Real estate – multi-family and residential rental	130,000	130,000		0	0
Total commercial	2,115,000	1,723,000		7,752,000	7,706,000
Retail:
Home equity and other	114,000	114,000		118,000	63,000
1-4 family mortgages	1,270,000	630,000		618,000	616,000
Total retail	1,384,000	744,000		736,000	679,000

Total with no related allowance recorded	$3,499,000	$2,467,000		$8,488,000	$8,385,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance
With an allowance recorded
Commercial:
Commercial and industrial	$2,405,000	$2,382,000	$673,000	$185,000	$227,000
Vacant land, land development and residential construction	999,000	999,000	28,000	1,367,000	1,507,000
Real estate – owner occupied	906,000	906,000	97,000	1,366,000	1,337,000
Real estate – non-owner occupied	5,020,000	5,020,000	247,000	4,670,000	4,734,000
Real estate – multi-family and residential rental	1,040,000	1,040,000	258,000	966,000	992,000
Total commercial	10,370,000	10,347,000	1,303,000	8,554,000	8,797,000
Retail:
Home equity and other	434,000	412,000	203,000	551,000	534,000
1-4 family mortgages	204,000	157,000	66,000	162,000	144,000
Total retail	638,000	569,000	269,000	713,000	678,000

Total with an allowance recorded	$11,008,000	$10,916,000	$1,572,000	$9,267,000	$9,475,000

Total impaired loans:
Commercial	$12,485,000	$12,070,000	$1,303,000	$16,306,000	$16,503,000
Retail	2,022,000	1,313,000	269,000	1,449,000	1,357,000
Total impaired loans	$14,507,000	$13,383,000	$1,572,000	$17,755,000	$17,860,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans as of December 31, 2016, and average impaired acquired loans for the three and nine months ended September 30, 2016, were as follows:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$853,000	$826,000		$1,327,000	$1,395,000
Vacant land, land development and residential construction	0	0		0	0
Real estate – owner occupied	1,281,000	1,210,000		1,021,000	1,416,000
Real estate – non-owner occupied	928,000	789,000		961,000	894,000
Real estate – multi-family and residential rental	152,000	89,000		327,000	335,000
Total commercial	3,214,000	2,914,000		3,636,000	4,040,000
Retail:
Home equity and other	531,000	351,000		347,000	320,000
1-4 family mortgages	2,081,000	1,629,000		1,307,000	1,359,000
Total retail	2,612,000	1,980,000		1,654,000	1,679,000

Total with no related allowance recorded	$5,826,000	$4,894,000		$5,290,000	$5,719,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance
With an allowance recorded
Commercial:
Commercial and industrial	$19,000	$19,000	$2,000	$343,000	$361,000
Vacant land, land development and residential construction	0	0	0	0	0
Real estate – owner occupied	48,000	48,000	3,000	49,000	49,000
Real estate – non-owner occupied	0	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	11,000	16,000
Total commercial	67,000	67,000	5,000	403,000	426,000
Retail:
Home equity and other	0	0	0	0	0
1-4 family mortgages	172,000	172,000	4,000	174,000	131,000
Total retail	172,000	172,000	4,000	174,000	131,000

Total with an allowance recorded	$239,000	$239,000	$9,000	$577,000	$557,000

Total impaired loans:
Commercial	$3,281,000	$2,981,000	$5,000	$4,039,000	$4,466,000
Retail	2,784,000	2,152,000	4,000	1,828,000	1,810,000
Total impaired loans	$6,065,000	$5,133,000	$9,000	$5,867,000	$6,276,000

Impaired loans for which no allocation of the allowance for loan losses has been made generally reflect situations whereby the loans have been charged-down to estimated collateral value. Interest income recognized on accruing troubled debt restructurings totaled $0.1 million and $0.3 million during the third quarters of 2017 and 2016, respectively, and $0.4 million and $0.8 million during the first nine months of 2017 and 2016, respectively. No interest income was recognized on nonaccrual loans during the third quarter and first nine months of 2017 or during the respective 2016 periods. Lost interest income on nonaccrual loans totaled $0.1 million during the third quarter of 2017 and $0.2 million during the first nine months of 2017. Lost interest income on nonaccrual loans totaled $0.1 million during the third quarter of 2016 and $0.4 million during the first nine months of 2016.

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

Credit quality indicators were as follows as of September 30, 2017:

Originated loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$534,639,000	$13,017,000	$312,650,000	$573,763,000	$37,127,000
Grades 5 – 7	171,658,000	8,205,000	95,973,000	147,541,000	20,803,000
Grades 8 – 9	4,402,000	50,000	2,744,000	0	426,000
Total commercial	$710,699,000	$21,272,000	$411,367,000	$721,304,000	$58,356,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Total retail	$69,325,000	$141,443,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Acquired loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$38,477,000	$1,536,000	$29,429,000	$50,688,000	$36,523,000
Grades 5 – 7	26,315,000	4,831,000	43,010,000	32,161,000	22,899,000
Grades 8 – 9	1,072,000	936,000	1,541,000	1,014,000	1,392,000
Total commercial	$65,864,000	$7,303,000	$73,980,000	$83,863,000	$60,814,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Total retail	$34,051,000	$94,631,000

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses and the recorded investments in originated loans as of and during the three and nine months ended September 30, 2017 are as follows:

	Commercial Loans	Retail Loans	Unallocated	Total

Allowance for loan losses:
Balance at June 30, 2017	$15,363,000	$2,433,000	$159,000	$17,955,000
Provision for loan losses	452,000	415,000	46,000	913,000
Charge-offs	(347,000)	(320,000)	0	(667,000)
Recoveries	565,000	41,000	0	606,000
Ending balance	$16,033,000	$2,569,000	$205,000	$18,807,000

Allowance for loan losses:
Balance at December 31, 2016	$16,026,000	$1,882,000	$(40,000)	$17,868,000
Provision for loan losses	600,000	1,178,000	245,000	2,023,000
Charge-offs	(1,579,000)	(683,000)	0	(2,262,000)
Recoveries	986,000	192,000	0	1,178,000
Ending balance	$16,033,000	$2,569,000	$205,000	$18,807,000

Ending balance: individually evaluated for impairment	$1,856,000	$738,000	$0	$2,594,000

Ending balance: collectively evaluated for impairment	$14,177,000	$1,831,000	$205,000	$16,213,000

Total loans:
Ending balance	$1,922,998,000	$210,768,000		$2,133,766,000

Ending balance: individually evaluated for impairment	$8,320,000	$2,557,000		$10,877,000

Ending balance: collectively evaluated for impairment	$1,914,678,000	$208,211,000		$2,122,889,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses for acquired loans during the three and nine months ended September 30, 2017 is as follows:

	Commercial Loans	Retail Loans	Unallocated	Total

Allowance for loan losses:
Balance at June 30, 2017	$324,000	$16,000	$0	$340,000
Provision for loan losses	(18,000)	105,000	0	87,000
Charge-offs	(1,000)	(41,000)	0	(42,000)
Recoveries	1,000	0	0	1,000
Ending balance	$306,000	$80,000	$0	$386,000

Allowance for loan losses:
Balance at December 31, 2016	$75,000	$18,000	$0	$93,000
Provision for loan losses	224,000	103,000	0	327,000
Charge-offs	(12,000)	(41,000)	0	(53,000)
Recoveries	19,000	0	0	19,000
Ending balance	$306,000	$80,000	$0	$386,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses for originated loans during the three and nine months ended September 30, 2016 and the recorded investments in originated loans as of December 31, 2016 are as follows:

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the three months ended September 30, 2017 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Originated loans
Commercial:
Commercial and industrial	3	$1,362,000	$1,362,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	2	477,000	477,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total originated commercial	5	1,839,000	1,839,000

Retail:
Home equity and other	1	68,000	68,000
1-4 family mortgages	0	0	0
Total originated retail	1	68,000	68,000

Total originated loans	6	$1,907,000	$1,907,000

Acquired loans
Commercial:
Commercial and industrial	1	$282,000	$282,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	1	64,000	64,000
Real estate – multi-family and residential rental	1	1,064,000	1,064,000
Total acquired commercial	3	1,410,000	1,410,000

Retail:
Home equity and other	2	90,000	90,000
1-4 family mortgages	1	51,000	51,000
Total acquired retail	3	141,000	141,000

Total acquired loans	6	$1,551,000	$1,551,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the nine months ended September 30, 2017 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Originated loans
Commercial:
Commercial and industrial	9	$4,114,000	$4,293,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	4	1,195,000	1,195,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total originated commercial	13	5,309,000	5,488,000

Retail:
Home equity and other	7	657,000	658,000
1-4 family mortgages	0	0	0
Total originated retail	7	657,000	658,000

Total originated loans	20	$5,966,000	$6,146,000

Acquired loans
Commercial:
Commercial and industrial	2	$399,000	$399,000
Vacant land, land development and residential construction	1	38,000	38,000
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	2	745,000	744,000
Real estate – multi-family and residential rental	1	1,064,000	1,064,000
Total acquired commercial	6	2,246,000	2,245,000

Retail:
Home equity and other	7	256,000	258,000
1-4 family mortgages	3	185,000	185,000
Total acquired retail	10	441,000	443,000

Total acquired loans	16	$2,687,000	$2,688,000

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following originated loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended September 30, 2017 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	0	$0

The following originated loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the nine months ended September 30, 2017 (amounts as of period end):

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following acquired loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended September 30, 2017 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	1	$114,000
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	1	114,000

Retail:
Home equity and other	1	99,000
1-4 family mortgages	0	0
Total retail	1	99,000

Total	2	$213,000

The following acquired loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the nine months ended September 30, 2017 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	1	$114,000
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	1	114,000

Retail:
Home equity and other	1	99,000
1-4 family mortgages	0	0
Total retail	1	99,000

Total	2	$213,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the three months ended September 30, 2017 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$2,775,000	$934,000	$1,658,000	$564,000	$131,000
Charge-Offs	0	0	0	0	0
Payments	(572,000)	(276,000)	(144,000)	(24,000)	(131,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	858,000	0	477,000	0	0
Ending Balance	$3,061,000	$658,000	$1,991,000	$540,000	$0

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$1,050,000	$151,000
Charge-Offs	0	0
Payments	(17,000)	(3,000)
Transfers to ORE	0	0
Net Additions/Deletions	69,000	0
Ending Balance	$1,102,000	$148,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for acquired loans categorized as troubled debt restructurings during the three months ended September 30, 2017 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$992,000	$33,000	$980,000	$914,000	$63,000
Charge-Offs	0	0	(227,000)	0	0
Payments	(239,000)	(4,000)	(253,000)	(33,000)	(19,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	280,000	0	0	62,000	1,064,000
Ending Balance	$1,033,000	$29,000	$500,000	$943,000	$1,108,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$202,000	$510,000
Charge-Offs	0	0
Payments	(8,000)	(6,000)
Transfers to ORE	0	0
Net Additions/Deletions	92,000	50,000
Ending Balance	$286,000	$554,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the nine months ended September 30, 2017 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$1,503,000	$1,488,000	$906,000	$5,110,000	$716,000
Charge-Offs	0	0	0	0	0
Payments	(1,950,000)	(830,000)	(196,000)	(167,000)	(404,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	3,508,000	0	1,281,000	(4,403,000)	(312,000)
Ending Balance	$3,061,000	$658,000	$1,991,000	$540,000	$0

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$385,000	$157,000
Charge-Offs	0	0
Payments	(69,000)	(9,000)
Transfers to ORE	0	0
Net Additions/Deletions	786,000	0
Ending Balance	$1,102,000	$148,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for acquired loans categorized as troubled debt restructurings during the nine months ended September 30, 2017 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$1,125,000	$0	$900,000	$728,000	$60,000
Charge-Offs	0	0	(239,000)	0	0
Payments	(518,000)	(4,000)	(161,000)	(218,000)	(16,000)
Transfers to ORE	0	0	0	(291,000)	0
Net Additions/Deletions	426,000	33,000	0	724,000	1,064,000
Ending Balance	$1,033,000	$29,000	$500,000	$943,000	$1,108,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$208,000	$326,000
Charge-Offs	(25,000)	0
Payments	(49,000)	(12,000)
Transfers to ORE	0	0
Net Additions/Deletions	152,000	240,000
Ending Balance	$286,000	$554,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance related to loans categorized as troubled debt restructurings was as follows:

	September 30, 2017	December 31, 2016

Commercial:
Commercial and industrial	$111,000	$9,000
Vacant land, land development, and residential construction	6,000	28,000
Real estate – owner occupied	157,000	100,000
Real estate – non-owner occupied	2,000	247,000
Real estate – multi-family and residential rental	0	258,000
Total commercial	276,000	642,000

Retail:
Home equity and other	187,000	48,000
1-4 family mortgages	3,000	4,000
Total retail	190,000	52,000

Total related allowance	$466,000	$694,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	September 30, 2017	December 31, 2016

Land and improvements	$17,970,000	$16,649,000
Buildings	40,245,000	40,327,000
Furniture and equipment	17,774,000	17,195,000
	75,989,000	74,171,000
Less: accumulated depreciation	30,383,000	28,715,000

Premises and equipment, net	$45,606,000	$45,456,000

Depreciation expense totaled $0.8 million during the third quarter of 2017, compared to $0.7 million during the third quarter of 2016. Depreciation expense totaled $2.2 million during the first nine months of 2017 and 2016.

5.     DEPOSITS

Our total deposits at September 30, 2017 totaled $2.49 billion, an increase of $114 million, or 4.8%, from December 31, 2016. The components of our outstanding balances at September 30, 2017 and December 31, 2016, and percentage change in deposits from the end of 2016 to the end of the third quarter of 2017, are as follows:

	September 30, 2017		December 31, 2016		Percent Increase
	Balance	%	Balance	%	(Decrease)
Noninterest-bearing checking	$826,038,000	33.2%	$810,600,000	34.1%	1.9%
Interest-bearing checking	405,223,000	16.3	377,929,000	15.9	7.2
Money market	404,336,000	16.2	272,051,000	11.5	48.6
Savings	333,495,000	13.4	344,988,000	14.5	(3.3)
Time, under $100,000	151,049,000	6.1	146,169,000	6.2	3.3
Time, $100,000 and over	264,247,000	10.6	347,058,000	14.6	(23.9)
Total local deposits	2,384,388,000	95.8	2,298,795,000	96.8	3.7

Out-of-area time, under $100,000	0	NA	0	NA	NA
Out-of-area time, $100,000 and over	104,655,000	4.2	76,190,000	3.2	37.4
Total out-of-area deposits	104,655,000	4.2	76,190,000	3.2	37.4

Total deposits	$2,489,043,000	100.0%	$2,374,985,000	100.0%	4.8%

Total time deposits of more than $250,000 totaled $269 million and $214 million at September 30, 2017 and December 31, 2016, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements follows:

	Nine Months Ended September 30, 2017	Twelve Months Ended December 31, 2016

Outstanding balance at end of period	$122,280,000	$131,710,000
Average interest rate at end of period	0.16%	0.16%

Average daily balance during the period	$116,947,000	$149,079,000
Average interest rate during the period	0.16%	0.14%

Maximum daily balance during the period	$142,459,000	$175,088,000

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

7.     FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES

Federal Home Loan Bank of Indianapolis (“FHLBI”) advances totaled $220 million at September 30, 2017, and mature at varying dates from May 2018 through April 2024, with fixed rates of interest from 1.04% to 2.39% and averaging 1.72%. FHLBI advances totaled $175 million at December 31, 2016, and were expected to mature at varying dates ranging from March 2017 through April 2023, with fixed rates of interest from 1.04% to 2.11% and averaging 1.48%.

Each advance is payable at its maturity date and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2017 totaled approximately $650 million, with remaining availability based on collateral approximating $430 million.

Maturities of currently outstanding FHLBI advances are as follows:

2017	$0
2018	20,000,000
2019	40,000,000
2020	30,000,000
2021	40,000,000
Thereafter	90,000,000

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on our credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and is generally recorded as a liability. There was no reserve or liability balance for these instruments as of September 30, 2017 and December 31, 2016.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at September 30, 2017 and December 31, 2016 follows:

	September 30, 2017	December 31, 2016

Commercial unused lines of credit	$687,396,000	$553,345,000
Unused lines of credit secured by 1 – 4 family residential properties	60,564,000	56,275,000
Credit card unused lines of credit	37,258,000	22,689,000
Other consumer unused lines of credit	15,575,000	8,489,000
Commitments to make loans	130,455,000	154,338,000
Standby letters of credit	26,956,000	26,202,000
	$958,204,000	$821,338,000

Certain of our commercial loan customers had previously entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we had entered into risk participation agreements with the correspondent banks whereby we agreed to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers did not make the payments. We were not a party to the interest rate swap agreements under these arrangements. As of September 30, 2017, all such interest rate swap agreements had been terminated by our commercial loan customers. These risk participation agreements were considered financial guarantees in accordance with applicable accounting guidance and were therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities were accreted into income during the term of the interest rate swap agreements, generally ranging from four to fifteen years.

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

In February 2012, we entered into an interest rate swap agreement with a correspondent bank to hedge the floating rate on our subordinated debentures, which became effective in January 2013 and matures in January 2018. Our $32.0 million of subordinated debentures have a rate equal to the 90-Day Libor Rate plus a fixed spread of 218 basis points, and are subject to repricing quarterly. The interest rate swap agreement provides for us to pay our correspondent bank a fixed rate, while our correspondent bank will pay us the 90-Day Libor Rate on a $32.0 million notional amount. The quarterly re-set dates for the floating rate on the interest rate swap agreement are the same as the re-set dates for the floating rate on the subordinated debentures. The interest rate swap agreement does qualify for hedge accounting; therefore, monthly fluctuations in the present value of the interest rate swap agreement, net of tax effect, are recorded to other comprehensive income. As of September 30, 2017 and December 31, 2016, the fair value of the interest rate swap agreement was recorded as a liability in the amount of less than $0.1 million.

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	Level in	September 30, 2017		December 31, 2016
	Fair Value Hierarchy	Carrying Values	Fair Values	Carrying Values	Fair Values

Financial assets:
Cash	Level 1	$11,389	$11,389	$11,493	$11,493
Cash equivalents	Level 2	165,662	165,662	172,103	172,103
Securities available for sale	(1)	330,090	330,090	328,060	328,060
FHLBI stock	(2)	11,036	11,036	8,026	8,026
Loans, net	Level 3	2,530,967	2,513,324	2,359,624	2,353,276
Loans held for sale	Level 2	4,112	4,112	1,035	1,035
Mortgage servicing rights	Level 2	5,195	8,076	5,544	7,997
Accrued interest receivable	Level 2	9,118	9,118	7,714	7,714

Financial liabilities:
Deposits	Level 2	2,489,043	2,375,476	2,374,985	2,286,548
Repurchase agreements	Level 2	122,280	122,280	131,710	131,710
FHLBI advances	Level 2	220,000	221,103	175,000	174,734
Subordinated debentures	Level 2	45,347	45,390	44,835	45,220
Accrued interest payable	Level 2	1,823	1,823	1,592	1,592
Interest rate swap	(1)	15	15	84	84

(1)	See Note 11 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.

(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions.

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, noninterest checking deposits, securities sold under agreements to repurchase, and variable rate loans and deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans and deposits and for variable rate loans and deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. The fair value of mortgage servicing rights is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. Fair value of subordinated debentures and FHLBI advances is based on current rates for similar financing. Fair value of the interest rate swap is determined primarily utilizing market-consensus forecasted yield curves. Fair value of off-balance sheet items is estimated to be nominal.

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

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government agencies, municipal general obligation and revenue bonds and mutual funds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information becomes known which necessitates a valuation allowance. There was no such valuation allowance as of September 30, 2017 or December 31, 2016. We have no Level 1 securities available for sale.

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

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of September 30, 2017 and December 31, 2016, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $4.1 million and $1.0 million, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government agency debt obligations	$161,168,000	$0	$161,168,000	$0
Mortgage-backed securities	39,495,000	0	39,495,000	0
Municipal general obligation bonds	123,310,000	0	118,084,000	5,226,000
Municipal revenue bonds	4,134,000	0	4,134,000	0
Other investments	1,983,000	0	1,983,000	0
Interest rate swap	(15,000)	0	(15,000)	0
Total	$330,075,000	$0	$324,849,000	$5,226,000

(Continued)

  MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  FAIR VALUES (Continued)

There were no transfers in or out of Level 1, Level 2 or Level 3 during the first nine months of 2017.

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government agency debt obligations	$152,040,000	$0	$152,040,000	$0
Mortgage-backed securities	47,392,000	0	47,392,000	0
Municipal general obligation bonds	119,047,000	0	112,648,000	6,399,000
Municipal revenue bonds	7,631,000	0	7,631,000	0
Other investments	1,950,000	0	1,950,000	0
Interest rate swap	(84,000)	0	(84,000)	0
Total	$327,976,000	$0	$321,577,000	$6,399,000

There were no transfers in or out of Level 1, Level 2 or Level 3 during 2016.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2017 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$6,915,000	$0	$0	$6,915,000
Foreclosed assets	2,327,000	0	0	2,327,000
Total	$9,242,000	$0	$0	$9,242,000

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At September 30, 2017 and December 31, 2016, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since September 30, 2017 that we believe have changed our bank’s categorization.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  REGULATORY MATTERS (Continued)

Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
September 30, 2017
Total capital (to risk weighted assets)
Consolidated	$373,280	12.7%	$235,921	8.0%		NA	NA
Bank	368,143	12.5	235,709	8.0		294,636	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	354,087	12.0	176,941	6.0		NA	NA
Bank	348,949	11.8	176,782	6.0		235,709	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	310,814	10.5	132,706	4.5		NA	NA
Bank	348,949	11.8	132,587	4.5		191,514	6.5
Tier 1 capital (to average assets)
Consolidated	354,087	11.2	126,664	4.0		NA	NA
Bank	348,949	11.0	126,583	4.0		158,228	5.0

December 31, 2016
Total capital (to risk weighted assets)
Consolidated	$354,278	13.1%	$215,819	8.0%	$	NA	NA
Bank	353,243	13.1	215,605	8.0		269,506	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	336,316	12.5	161,864	6.0		NA	NA
Bank	335,282	12.4	161,704	6.0		215,605	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	293,555	10.9	121,398	4.5		NA	NA
Bank	335,282	12.4	121,278	4.5		175,179	6.5
Tier 1 capital (to average assets)
Consolidated	336,316	11.2	120,486	4.0		NA	NA
Bank	335,282	11.1	120,383	4.0		150,479	5.0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  REGULATORY MATTERS (Continued)

Our consolidated capital levels as of September 30, 2017 and December 31, 2016 include $43.3 million and $42.8 million, respectively, of trust preferred securities subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of September 30, 2017 and December 31, 2016, all $43.3 million and $42.8 million, respectively, of the trust preferred securities were included in our consolidated Tier 1 capital.

Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of September 30, 2017, our bank would meet all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis as if all such requirements were currently in effect.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 12, 2017, our Board of Directors declared a cash dividend on our common stock in the amount of $0.18 per share that was paid on March 22, 2017 to shareholders of record as of March 10, 2017. On April 13, 2017, our Board of Directors declared a cash dividend on our common stock in the amount of $0.18 per share that was paid on June 21, 2017 to shareholders of record as of June 9, 2017. On July 13, 2017, our Board of Directors declared a cash dividend on our common stock in the amount of $0.19 per share that was paid on September 20, 2017 to shareholders of record as of September 8, 2017. On October 12, 2017, our Board of Directors declared a cash dividend on our common stock in the amount of $0.19 per share that will be paid on December 20, 2017 to shareholders of record as of December 8, 2017.

On January 30, 2015, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced a $15.0 million expansion of the stock repurchase plan. Since inception, we have purchased a total of 956,419 shares at a total price of $19.5 million, at an average price per share of $20.38; no shares were purchased under the authorized plan during the first nine months of 2017. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan, which would also likely be funded from cash dividends paid to us from our bank.

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

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance company”), at September 30, 2017 and December 31, 2016 and the results of operations for the three months and nine months ended September 30, 2017 and September 30, 2016. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

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

MERCANTILE BANK CORPORATION

Financial Overview

We reported net income of $8.3 million, or $0.51 per diluted share, for the third quarter of 2017. During the third quarter of 2016, we earned $7.8 million, or $0.48 per diluted share. Net income for the first nine months of 2017 totaled $23.3 million, or $1.41 per diluted share, compared to $23.8 million, or $1.46 per diluted share, during the first nine months of 2016. Excluding the impacts of certain noncore transactions, including a bank owned life insurance death benefit claim during the first quarter of 2017, the repurchase of trust preferred securities at a large discount during the first quarter of 2016, and accelerated purchase discount accretion on called U.S. Government agency bonds during the first nine months of 2016, diluted earnings per share during the first nine months of 2017 and 2016 equaled $1.34 and $1.27, respectively.

The overall quality of our loan portfolio remains strong, with continued low levels of nonperforming assets and net loan charge-offs. Nonperforming assets as a percent of total assets equaled only 32 basis points as of the end of the third quarter of 2017. Of the $3.3 million net increase in nonperforming assets during the third quarter, nearly one-half is associated with a transfer of a bank-owned facility that is no longer being considered for use in bank operations to the other real estate owned category. We expect to sell the facility within the next six months at a price that approximates its current carrying value. Gross loan charge-offs equaled $0.7 million during the third quarter of 2017, and totaled $2.3 million for the first nine months of the year, while recoveries of prior period loan charge-offs equaled $0.6 million and $1.2 million during the respective time periods. Net loan charge-offs, as a percent of average total loans, equaled an annualized 0.02% and 0.06% during the third quarter and first nine months of 2017, respectively. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

New commercial term loan originations totaled approximately $128 million during the third quarter of 2017, bringing the year-to-date total to approximately $410 million. We also generally experienced net increases in commercial lines of credit during those time periods, in large part reflecting lines that are part of new commercial lending relationships established during recent quarterly periods. Net loan growth equaled $27.0 million and $176 million during the third quarter and first nine months of 2017, respectively. The new loan pipeline remains strong, and at September 30, 2017, we had $163 million in unfunded loan commitments on commercial construction and development projects that are in the construction phase. We believe our loan portfolio remains well diversified, with commercial real estate non-owner occupied loans comprising 32%, commercial and industrial loans equaling 30%, commercial real estate owner occupied loans comprising 19% and residential mortgage and consumer loans aggregating 13% of total loans at September 30, 2017. As a percent of total commercial loans, commercial and industrial loans and commercial real estate owner occupied loans combined equaled 57% at September 30, 2017.

We recorded a provision for loan losses of $1.0 million during the third quarter of 2017, in large part driven by an increased allocation relating to our economic conditions environmental factor and commercial loan growth. The provision for loan losses totaled $2.4 million for the first nine months of 2017, slightly higher than the $2.3 million expensed during the first nine months of 2016, primarily driven by commercial loan growth.

We believe our funding structure also remains well diversified. As of September 30, 2017, noninterest-bearing checking accounts comprised 29% of total funds, interest-bearing checking and sweep accounts combined for 19%, savings deposits and money market accounts aggregated to 26% and local time deposits accounted for 15%. Wholesale funds, comprised of brokered deposits and Federal Home Loan Bank of Indianapolis (“FHLBI”) advances, represented 11% of total funds.

Financial Condition

Our total assets increased $172 million during the first nine months of 2017, and totaled $3.25 billion as of September 30, 2017. Total loans increased $176 million and securities available for sale were up $2.0 million, while cash and cash equivalents decreased $6.5 million. Total deposits increased $114 million and FHLBI advances were up $45.0 million, while securities sold under agreements to repurchase (“sweep accounts”) were down $9.4 million during the first nine months of 2017. A majority of our deposit growth resulted from increases in noninterest-bearing checking accounts associated with commercial and industrial loan growth and from increases in money market deposit accounts associated with product enhancements. The increase in FHLBI advances generally reflects new advances obtained to fund loan growth.

MERCANTILE BANK CORPORATION

Commercial loans increased $149 million during the first nine months of 2017, and at September 30, 2017 totaled $2.21 billion, or 86.7% of the loan portfolio. As of December 31, 2016, the commercial loan portfolio comprised 86.8% of total loans. The increase in commercial loans during the first nine months of 2017 primarily reflects new commercial term loans to existing and new borrowers. Commercial and industrial loans were up $62.7 million, non-owner occupied commercial real estate (“CRE”) loans increased $56.9 million, owner occupied CRE loans grew $34.9 million, multi-family and residential rental loans grew $1.3 million and vacant land, land development and residential construction loans declined $6.3 million. As a percent of total commercial loans, commercial and industrial loans and owner occupied CRE loans combined equaled 57.0% as of September 30, 2017, compared to 56.4% at December 31, 2016.

We are very pleased with the approximately $1.6 billion in new commercial term loan fundings since the beginning of 2015, including approximately $410 million during the first nine months of 2017. As of September 30, 2017, availability on existing construction and development loans totaled $163 million, which we expect to be drawn over the next 12 to 18 months. Our loan pipeline reports indicate continued strong commercial loan funding opportunities in future periods, including approximately $130 million in new lending commitments, a majority of which we expect to be accepted and funded over the next 12 to 18 months. Our commercial lenders also report substantial additional opportunities they are currently discussing with existing and potentially new borrowers.

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

One-to-four family mortgage loans increased $40.8 million during the first nine months of 2017, and at September 30, 2017, totaled $236 million, or 9.3% of total loans. The increase primarily reflects a strategic initiative to enhance our mortgage banking operations, and generally consists of mortgage loans that have a fixed rate for the initial five to seven year period and then convert to an adjustable rate that is subject to reset annually thereafter. Home equity and other consumer loans declined $14.7 million during the first nine months of 2017, and at September 30, 2017, totaled $103 million, or 4.0% of total loans. One-to-four family mortgage loans and home equity and other consumer loans equated to 8.2% and 5.0% of total loans as of December 31, 2016, respectively.

MERCANTILE BANK CORPORATION

The following table summarizes our loan portfolio over the past twelve months:

	9/30/17	6/30/17	3/31/17	12/31/16	9/30/16
Commercial:
Commercial & Industrial	$776,563,000	$780,816,000	$757,220,000	$713,903,000	$750,330,000
Land Development & Construction	28,575,000	29,027,000	31,924,000	34,828,000	37,455,000
Owner Occupied Commercial RE	485,347,000	491,633,000	452,382,000	450,464,000	440,704,000
Non-Owner Occupied Commercial RE	805,167,000	783,036,000	768,565,000	748,269,000	741,444,000
Multi-Family & Residential Rental	119,170,000	114,081,000	113,257,000	117,883,000	118,103,000
Total Commercial	2,214,822,000	2,198,593,000	2,123,348,000	2,065,347,000	2,088,036,000

Retail:
1-4 Family Mortgages	236,074,000	220,697,000	205,849,000	195,226,000	190,715,000
Home Equity & Other Consumer Loans	103,376,000	107,991,000	112,117,000	118,047,000	127,626,000
Total Retail	339,450,000	328,688,000	317,966,000	313,273,000	318,341,000

Total	$2,554,272,000	$2,527,281,000	$2,441,314,000	$2,378,620,000	$2,406,377,000

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

Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest and other real estate owned, totaled $10.6 million (0.3% of total assets) as of September 30, 2017, compared to $6.4 million (0.2% of total assets) as of December 31, 2016. At September 30, 2017, nonperforming loans totaled $8.2 million and other real estate owned equaled $2.4 million, the latter of which includes a facility with a carrying value of $1.6 million that was transferred from fixed assets to other estate owned during the third quarter. This facility, located near our main office, was originally acquired for potential future bank operations; however, we recently decided we no longer need the facility for that purpose. We expect to sell this facility within the next six months at a price that approximates the carrying value. Given the low level of nonperforming loans and accruing loans 30 to 89 days delinquent, combined with the manageable and steady level of watch list credits and what we believe are strong credit administration practices, we remain pleased with the overall quality of the loan portfolio.

MERCANTILE BANK CORPORATION

The following tables provide a breakdown of nonperforming assets by collateral type:

NONPERFORMING LOANS

	9/30/17	6/30/17	3/31/17	12/31/16	9/30/16
Residential Real Estate:
Land Development	$0	$0	$0	$16,000	$23,000
Construction	0	0	0	0	0
Owner Occupied / Rental	3,403,000	3,192,000	2,787,000	2,739,000	2,661,000
	3,403,000	3,192,000	2,787,000	2,755,000	2,684,000

Commercial Real Estate:
Land Development	50,000	65,000	80,000	95,000	110,000
Construction	0	0	0	0	0
Owner Occupied	2,583,000	1,052,000	911,000	285,000	1,109,000
Non-Owner Occupied	46,000	47,000	421,000	488,000	673,000
	2,679,000	1,164,000	1,412,000	868,000	1,892,000

Non-Real Estate:
Commercial Assets	2,126,000	2,081,000	3,076,000	2,293,000	65,000
Consumer Assets	23,000	13,000	17,000	23,000	28,000
	2,149,000	2,094,000	3,093,000	2,316,000	93,000

Total	$8,231,000	$6,450,000	$7,292,000	$5,939,000	$4,669,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	9/30/17	6/30/17	3/31/17	12/31/16	9/30/16
Residential Real Estate:
Land Development	$0	$0	$0	$0	$0
Construction	0	0	0	0	0
Owner Occupied / Rental	245,000	175,000	185,000	144,000	284,000
	245,000	175,000	185,000	144,000	284,000

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	2,044,000	261,000	310,000	325,000	488,000
Non-Owner Occupied	38,000	353,000	0	0	18,000
	2,082,000	614,000	310,000	325,000	506,000

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$2,327,000	$789,000	$495,000	$469,000	$790,000

MERCANTILE BANK CORPORATION

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2017	2017	2017	2016	2016

Beginning balance	$6,450,000	$7,292,000	$5,939,000	$4,669,000	$5,168,000
Additions, net of transfers to ORE	3,081,000	1,279,000	2,890,000	2,932,000	1,111,000
Returns to performing status	(120,000)	0	(113,000)	(13,000)	0
Principal payments	(1,089,000)	(1,168,000)	(1,289,000)	(1,386,000)	(1,509,000)
Loan charge-offs	(91,000)	(953,000)	(135,000)	(263,000)	(101,000)

Total	$8,231,000	$6,450,000	$7,292,000	$5,939,000	$4,669,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2017	2017	2017	2016	2016

Beginning balance	$789,000	$495,000	$469,000	$790,000	$815,000
Additions	1,918,000	511,000	97,000	54,000	61,000
Sale proceeds	(373,000)	(147,000)	(56,000)	(308,000)	(76,000)
Valuation write-downs	(7,000)	(70,000)	(15,000)	(67,000)	(10,000)

Total	$2,327,000	$789,000	$495,000	$469,000	$790,000

Gross loan charge-offs equaled $0.7 million during the third quarter of 2017, and totaled $2.3 million for the first nine months of the year, while recoveries of prior period loan charge-offs equaled $0.6 million and $1.2 million during the respective time periods. Net loan charge-offs, as a percent of average total loans, equaled an annualized 0.02% and 0.06% during the third quarter and first nine months of 2017, respectively. Loan charge-offs related to one commercial loan relationship, recorded during the second quarter, accounted for approximately one-half of the gross loan charge-off amount during the first nine months of 2017. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

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

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired loans. Our migration analysis takes into account various time periods, with most weight placed on the time frame from December 31, 2010 through September 30, 2017. We believe this time period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general consensus of economic conditions in the near future.

Although the migration analysis provides a historical accounting of our net loan losses, it is not able to fully account for environmental factors that will also very likely impact the collectability of our commercial loans as of any quarter-end date. Therefore, we incorporate the environmental factors as adjustments to the historical data. Environmental factors include both internal and external items. We believe the most significant internal environmental factor is our credit culture and the relative aggressiveness in assigning and revising commercial loan risk ratings, with the most significant external environmental factor being the assessment of the current economic environment and the resulting implications on our commercial loan portfolio. During the third quarter of 2017, we adjusted the economic conditions environmental factor, which resulted in an increased loan loss reserve level of $0.6 million.

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

The allowance for originated loans equaled $18.8 million as of September 30, 2017, or 0.9% of total originated loans outstanding, compared to $17.9 million, or 0.9% of total originated loans outstanding at December 31, 2016. We also had an allowance for acquired loans as of September 30, 2017 and December 31, 2016, equaling $0.4 million and $0.1 million, respectively. The allowance equaled 233% of nonperforming loans as of September 30, 2017, compared to 302% as of December 31, 2016.

MERCANTILE BANK CORPORATION

As of September 30, 2017, the allowance for originated loans was comprised of $16.2 million in general reserves relating to non-impaired loans, $2.1 million in specific reserve allocations relating to nonaccrual loans, and $0.5 million in specific reserves on other loans, primarily accruing loans designated as troubled debt restructurings. Troubled debt restructurings totaled $12.0 million at September 30, 2017, consisting of $2.6 million that are on nonaccrual status and $9.4 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, is not included in our nonperforming loan totals. Impaired loans with an aggregate carrying value of $0.6 million as of September 30, 2017 had been subject to previous partial charge-offs aggregating $0.7 million. Those partial charge-offs were recorded as follows: $0.1 million in 2017, less than $0.1 million in 2016, 2015, 2013 and 2012, $0.4 million in 2011 and $0.2 million in 2010. As of September 30, 2017, there were no specific reserves allocated to impaired loans that had been subject to a previous partial charge-off.

The following table provides a breakdown of our originated and acquired loans categorized as troubled debt restructurings:

	9/30/17	6/30/17	3/31/17	12/31/16	9/30/16

Performing	$9,350,000	$9,982,000	$11,497,000	$12,480,000	$17,717,000
Nonperforming	2,603,000	975,000	731,000	1,132,000	1,630,000

Total	$11,953,000	$10,957,000	$12,228,000	$13,612,000	$19,347,000

Although we believe the allowance is adequate to absorb loan losses in our originated loan portfolio as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Securities available for sale increased $2.0 million during the first nine months of 2017, totaling $330 million as of September 30, 2017. Purchases during the first nine months of 2017, consisting almost exclusively of U.S. Government agency bonds ($23.7 million), U.S. Government issued or guaranteed mortgage-backed securities ($7.8 million) and municipal bonds ($18.8 million), totaled $50.3 million. Proceeds from matured and called U.S. Government agency bonds and municipal bonds during the first nine months of 2017 totaled $17.3 million and $18.4 million, respectively, with another $10.4 million from principal paydowns on U.S. Government agency issued or guaranteed mortgage-backed securities. In addition, proceeds from the sale of U.S. Government agency issued or guaranteed mortgage-backed securities and municipal bonds totaled $5.0 million and $1.7 million, respectively. At September 30, 2017, the portfolio was primarily comprised of U.S. Government agency bonds (49%), municipal bonds (39%) and U.S. Government agency issued or guaranteed mortgage-backed securities (12%). All of our securities are currently designated as available for sale, and are therefore stated at fair value. The fair value of securities designated as available for sale at September 30, 2017 totaled $330 million, including a net unrealized loss of $2.7 million. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function. We expect purchases during the remainder of 2017 to generally consist of U.S. Government agency bonds and municipal bonds, with the securities portfolio maintained at about 11% of total assets.

FHLBI stock totaled $11.0 million as of September 30, 2017, compared to $8.0 million as of December 31, 2016. The $3.0 million increase reflects additional stock purchased in association with an increase in outstanding advances during the first nine months of 2017. Our investment in FHLBI stock is necessary to engage in their advance and other financing programs. We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

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

Interest-bearing balances, primarily consisting of excess funds deposited at the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate sensitivity. During the first nine months of 2017, the average balance of these funds equaled $75.0 million, or 2.6% of average earning assets. We expect the level of these funds to average approximately 1% to 2% of average earning assets in future quarters.

Net premises and equipment equaled $45.6 million at September 30, 2017, an increase of $0.1 million during the first nine months of 2017. Net purchases during the first nine months of 2017 totaled $4.2 million, while depreciation expense aggregated to $2.2 million. Other real estate owned equaled $2.3 million as of September 30, 2017, compared to $0.5 million as of December 31, 2016. During the third quarter of 2017, a facility with a carrying value of $1.6 million was transferred from fixed assets to other estate owned. This facility, located near our main office, was originally acquired for potential future bank operations; however, we recently decided we no longer need the facility for that purpose. We expect to sell this facility within the next six months at a price that approximates the carrying value. While we expect further transfers from loans to other real estate owned in future periods reflecting our collection efforts on some impaired lending relationships, we believe the overall strong quality of our loan portfolio will limit any overall increase in, and average balance of, this particular nonperforming asset category in future periods.

Total deposits increased $114 million during the first nine months of 2017, totaling $2.49 billion at September 30, 2017. Out-of-area deposits increased $28.5 million during the first nine months of 2017, and as a percent of total deposits, equaled 4.2% as of September 30, 2017, compared to 3.2% as of December 31, 2016.

Noninterest-bearing checking accounts increased $15.4 million during the first nine months of 2017, in large part reflecting growth from deposit account openings as part of recently established commercial lending relationships and transfers from closed sweep accounts. Interest-bearing checking accounts increased $27.3 million, while savings deposits declined $11.5 million. Money market deposit accounts increased $132 million, while local time deposits $100,000 and over declined $82.8 million, in large part reflecting one depositor transferring their funds from time deposits to money market accounts. This negotiated transfer was completed at the request of the depositor to ease recordkeeping burdens; although the funds are no longer in time deposit products, we believe the stability of this long-standing deposit relationship is unchanged. In addition, money market deposit accounts increased due to an enhanced high balance money market deposit account product offering. Local time deposits under $100,000 increased $4.9 million.

Sweep accounts decreased $9.4 million during the first nine months of 2017, totaling $122 million as of September 30, 2017. Total balances in this product have been on a declining trend over the past few years, in large part reflecting customers closing sweep accounts and depositing the funds into stand-alone noninterest-bearing checking accounts. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings.

FHLBI advances increased $45.0 million during the first nine months of 2017, reflecting new advances obtained primarily to fund loan growth. As of September 30, 2017, FHLBI advances totaled $220 million. The FHLBI advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio and certain commercial real estate loans. Our borrowing line of credit as of September 30, 2017 totaled approximately $650 million, with remaining availability approximating $430 million.

MERCANTILE BANK CORPORATION

Shareholders’ equity was $363 million at September 30, 2017, compared to $341 million at December 31, 2016. The $21.7 million increase during the first nine months of 2017 primarily reflects the positive impact of net income totaling $23.3 million and the negative impact of cash dividends on common shares totaling $8.9 million. Also positively impacting shareholder’s equity during the first nine months of 2017 was a $3.8 million after-tax decline in our net unrealized loss on available for sale securities and an aggregate $1.4 million sale of common stock via our cash dividend reinvestment plan.

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

To assist in providing needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLBI, totaled $325 million, or 11.5% of combined deposits and borrowed funds, as of September 30, 2017, compared to $251 million, or 9.4% of combined deposits and borrowed funds, as of December 31, 2016. The increase in wholesale funds primarily reflects new brokered deposits and FHLBI advances obtained during the first nine months of 2017 to assist in funding loan growth.

Sweep accounts decreased $9.4 million during the first nine months of 2017, totaling $122 million as of September 30, 2017. Total balances in this product have been on a declining trend over the past few years, in large part reflecting customers closing sweep accounts and depositing the funds into stand-alone noninterest-bearing checking accounts. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings. Information regarding our repurchase agreements as of September 30, 2017 and during the first nine months of 2017 is as follows:

Outstanding balance at September 30, 2017	$122,280,000
Weighted average interest rate at September 30, 2017	0.16%
Maximum daily balance nine months ended September 30, 2017	$142,459,000
Average daily balance for nine months ended September 30, 2017	$116,947,000
Weighted average interest rate for nine months ended September 30, 2017	0.16%

As a member of FHLBI, we have access to FHLBI advance borrowing programs. FHLBI advances increased $45.0 million during the first nine months of 2017, reflecting new advances primarily obtained to assist in funding loan growth. As of September 30, 2017, FHLBI advances totaled $220 million, and based on available collateral we could borrow an additional $430 million.

We also have the ability to borrow up to $50.0 million on a daily basis through a correspondent bank using an established unsecured federal funds purchased line of credit. To provide temporary liquidity, we accessed this line of credit on two occasions in early 2017, the first instances since January of 2010. In contrast, our interest-bearing deposit balance with the Federal Reserve Bank of Chicago averaged $72.7 million during the first nine months of 2017. We also have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using certain municipal bonds as collateral, we could have borrowed up to $20.3 million as of September 30, 2017. We did not utilize this line of credit during the first nine months of 2017 or at any time during the previous eight fiscal years, and do not plan to access this line of credit in future periods.

MERCANTILE BANK CORPORATION

The following table reflects, as of September 30, 2017, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$1,969,092,000	$0	$0	$0	$1,969,092,000
Time deposits	287,089,000	152,173,000	80,689,000	0	519,951,000
Short-term borrowings	122,280,000	0	0	0	122,280,000
Federal Home Loan Bank advances	50,000,000	40,000,000	70,000,000	60,000,000	220,000,000
Subordinated debentures	0	0	0	45,347,000	45,347,000
Other borrowed money	0	0	0	3,241,000	3,241,000
Property leases	384,000	537,000	349,000	277,000	1,547,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of September 30, 2017, we had a total of $931 million in unfunded loan commitments and $27.0 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $801 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $130 million were for loan commitments generally expected to close and become funded within the next 12 to 18 months. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

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

Capital Resources

Shareholders’ equity was $363 million at September 30, 2017, compared to $341 million at December 31, 2016. The $21.7 million increase during the first nine months of 2017 primarily reflects the positive impact of net income totaling $23.3 million and the negative impact of cash dividends on common shares totaling $8.9 million. Also positively impacting shareholder’s equity during the first nine months of 2017 was a $3.8 million after-tax decline in our net unrealized loss on available for sale securities and an aggregate $1.4 million sale of common stock via our cash dividend reinvestment plan.

On January 30, 2015, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced that our Board of Directors had authorized a $15.0 million expansion of the existing common stock repurchase program. Since inception, we have purchased approximately 956,000 shares of common stock at a total price of $19.5 million, at an average price of $20.38; no shares were purchased during the first nine months of 2017. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan, which would also likely be funded from cash dividends paid to us from our bank.

MERCANTILE BANK CORPORATION

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Under the BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of September 30, 2017, our bank would meet all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis as if all such requirements were currently in effect.

As of September 30, 2017, our bank’s total risk-based capital ratio was 12.5%, compared to 13.1% at December 31, 2016. Our bank’s total regulatory capital increased $14.9 million during the first nine months of 2017, in large part reflecting the net impact of net income totaling $26.4 million and cash dividends paid to us aggregating $12.1 million. Our bank’s total risk-based capital ratio was also impacted by a $251 million increase in total risk-weighted assets, primarily resulting from commercial loan growth. As of September 30, 2017, our bank’s total regulatory capital equaled $368 million, or approximately $74 million in excess of the 10.0% minimum which is among the requirements to be categorized as “well capitalized.” Our and our bank’s capital ratios as of September 30, 2017 and December 31, 2016 are disclosed in Note 12 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

We recorded net income of $8.3 million, or $0.51 per basic and diluted share, for the third quarter of 2017, compared to net income of $7.8 million, or $0.48 per basic and diluted share, for the third quarter of 2016. We recorded net income of $23.3 million, or $1.41 per basic and diluted share, for the first nine months of 2017, compared to net income of $23.8 million, or $1.46 per basic and diluted share, for the first nine months of 2016.

A bank owned life insurance death benefit claim in the first quarter of 2017 increased reported net income during the first nine months of 2017 by approximately $1.2 million, or $0.07 per diluted share, while the repurchase of $11.0 million in trust preferred securities at a 27% discount in the first quarter of 2016 and recording of accelerated purchase discount accretion on called U.S. Government agency bonds during the first nine months of 2016 increased reported net income during the first nine months of 2016 by approximately $1.8 million, or $0.11 per diluted share, and $1.3 million, or $0.08 per diluted share, respectively. Excluding the impacts of these noncore transactions, diluted earnings per share during the first nine months of 2017 and 2016 equaled $1.34 and $1.27, respectively.

Interest income during the third quarter of 2017 was $33.0 million, an increase of $3.3 million, or 11.2%, from the $29.7 million earned during the third quarter of 2016. The increase in interest income resulted from growth in, and a higher yield on, average earning assets. Average earning assets equaled $2.99 billion during the third quarter of 2017, up $178 million, or 6.3%, from the level of $2.81 billion during the third quarter of 2016; average loans were up $143 million, average interest-earning deposit balances were up $25.3 million, and average securities were up $10.1 million. The yield on average earning assets was 4.41% during the third quarter of 2017, compared to 4.22% during the third quarter of 2016. The higher yield mainly resulted from an increased yield on loans, which equaled 4.81% in the current-year third quarter compared to 4.57% in the prior-year third quarter. The increased yield on loans was primarily due to a higher yield on commercial loans, which equaled 4.82% in the third quarter of 2017 compared to 4.50% in the third quarter of 2016, in large part resulting from increased rates on variable-rate loans stemming from the Federal Open Market Committee (“FOMC”) raising the targeted federal funds rate by 25 basis points in December of 2016, March of 2017, and June of 2017 and an increased level of purchased credit-impaired loan income, which totaled $1.3 million in the third quarter of 2017 compared to $0.8 million during the third quarter of 2016.

MERCANTILE BANK CORPORATION

Interest income during the first nine months of 2017 was $92.6 million, an increase of $3.9 million, or 4.4%, from the $88.7 million earned during the first nine months of 2016. The increase in interest income resulted from a higher level of average earning assets, which more than offset a slightly lower yield on average earning assets. Average earning assets equaled $2.88 billion during the first nine months of 2017, up $141 million, or 5.2%, from the level of $2.74 billion during the respective 2016 period; average loans were up $130 million, average interest-earning deposit balances were up $13.9 million and average securities were down $2.5 million. The yield on average earning assets was 4.32% during the first nine months of 2017, compared to 4.34% during the first nine months of 2016. The lower yield resulted from a decreased yield on securities, which more than offset an increased yield on loans. The yield on securities was 2.43% during the first nine months of 2017, down from 3.07% during the first nine months of 2016 primarily due to a decreased level of accelerated purchase discount accretion related to called U.S. Government agency bonds. Approximately $2.0 million in accelerated purchase discount accretion was recorded as interest income during the first nine months of 2016, positively impacting the yield on average earning assets by nine basis points; a nominal level of accelerated purchase discount accretion was recorded during the first nine months of 2017. The increase in the yield on loans from 4.63% during the first nine months of 2016 to 4.68% during the first nine months of 2017 mainly resulted from a higher yield on commercial loans, which more than offset a decreased yield on residential mortgage loans. The yield on commercial loans equaled 4.67% during the first nine months of 2017, up from 4.56% during the respective 2016 period as the positive impacts of the three most recent FOMC rate hikes and increased purchased credit-impaired loan income more than offset the negative impact of loans being originated and renewed at lower rates in light of the ongoing relatively low interest rate environment and competitive pressures. The decline in the yield on residential mortgage loans from 5.33% during the first nine months of 2016 to 4.80% during the first nine months of 2017 primarily reflected the booking of adjustable-rate mortgages with initial rates that were generally lower than the existing portfolio’s average rate.

Interest expense during the third quarter of 2017 was $4.4 million, an increase of $1.1 million, or 34.8%, from the $3.3 million expensed during the third quarter of 2016. The increase in interest expense is primarily attributable to a higher weighted average cost of interest-bearing liabilities, which equaled 0.85% in the third quarter of 2017 compared to 0.66% in the third quarter of 2016. The increase mainly reflects higher costs of certain non-time deposit account categories, borrowed funds, and time deposits, along with a change in the interest-bearing liability mix. The cost of interest-bearing non-time deposit accounts increased from 0.10% during the third quarter of 2016 to 0.35% during the third quarter of 2017, primarily reflecting one large depositor transferring funds from time deposits into a money market account product at rates higher than the average rate on the money market product at the time of transfer and the offering of a high balance money market account product with a higher rate. The cost of borrowed funds increased from 1.41% during the third quarter of 2016 to 1.75% during the third quarter of 2017 primarily due to a change in borrowing mix and an increased cost of FHLBI advances. Average lower-costing sweep accounts represented 27.3% of average borrowed funds during the third quarter of 2017, down from 39.6% during the prior-year third quarter, while average higher-costing FHLBI advances represented 60.4% and 47.6% of average borrowed funds during the respective periods. The cost of FHLBI advances increased from 1.47% during the third quarter of 2016 to 1.70% during the third quarter of 2017. The cost of time deposits increased from 1.13% during the third quarter of 2016 to 1.26% during the current-year third quarter primarily due to higher costs of public unit certificates of deposit $100,000 and over and brokered certificates of deposit $100,000 and over. Average higher-costing FHLBI advances represented 11.7% of average interest-bearing liabilities during the third quarter of 2017, up from 9.1% during the prior-year third quarter. Longer-term FHLBI advances totaling $90 million were obtained during the first nine months of 2017 to meet loan funding and other liquidity needs; the advances were longer-term in nature to meet interest rate risk management goals.

MERCANTILE BANK CORPORATION

Interest expense during the first nine months of 2017 was $11.3 million, an increase of $2.0 million, or 21.3%, from the $9.3 million expensed during the first nine months of 2016. The increase is mainly attributable to a higher weighted average cost of interest-bearing liabilities, which equaled 0.77% during the first nine months of 2017 compared to 0.65% during the respective 2016 period. The increase in the weighted average cost of interest-bearing liabilities primarily reflects higher costs of certain non-time deposit account categories and borrowed funds. The cost of interest-bearing non-time deposit accounts increased from 0.10% during the first nine months of 2016 to 0.24% during the first nine months of 2017, mainly reflecting the aforementioned large depositor transferring funds from time deposits to a money market account and the offering of a high balance money market account. The cost of borrowed funds increased from 1.45% during the first nine months of 2016 to 1.66% during the first nine months of 2017 primarily due to a change in borrowing mix and an increased cost of FHLBI advances. Average lower-costing sweep accounts represented 30.6% of average borrowed funds during the first nine months of 2017, down from 44.6% during the first nine months of 2016, while average higher-costing FHLBI advances represented 56.8% and 41.1% of average borrowed funds during the respective periods. An increase in the cost of time deposits and a change in interest-bearing liability mix also contributed to the higher weighted average cost of interest-bearing liabilities during the first nine months of 2017 compared to the respective 2016 period. The cost of time deposits increased from 1.13% during the first nine months of 2016 to 1.21% during the first nine months of 2017, primarily reflecting higher costs of public unit certificates of deposit $100,00 and over and brokered certificates of deposit $100,000 and over. Average higher-costing FHLBI advances represented 11.1% of average interest-bearing liabilities during the first nine months of 2017, up from 7.3% during the respective 2016 period. Longer-term FHLBI advances totaling $90 million were obtained during the first nine months of 2017 to meet loan funding and other liquidity needs.

Net interest income during the third quarter of 2017 was $28.6 million, an increase of $2.2 million, or 8.3%, from the $26.4 million earned during the third quarter of 2016. The increase was due to growth in average earning assets and a higher net interest margin. The net interest margin increased from 3.76% in the third quarter of 2016 to 3.83% in the current-year third quarter due to an increased yield on average earning assets, primarily reflecting a higher yield on commercial loans. The higher commercial loan yield primarily resulted from increased interest rates on variable-rate commercial loans stemming from the aforementioned three FOMC rate hikes and a higher level of purchased credit-impaired loan income. The cost of funds equaled 0.58% during the third quarter of 2017, up from 0.46% during the prior-year third quarter primarily due to higher costs of certain non-time deposit account categories, borrowed funds, and time deposits, along with a change in interest-bearing liability mix.

Net interest income during the first nine months of 2017 was $81.3 million, an increase of $1.9 million, or 2.4%, from the $79.4 million earned during the first nine months of 2016. The increase was due to an increased level of average earning assets, which more than offset a lower net interest margin. The net interest margin declined from 3.89% during the first nine months of 2016 to 3.80% during the first nine months of 2017 due to a slight decline in the yield on average earning assets and an increased cost of funds. The lower yield on average earning assets resulted from a decreased yield on securities, primarily reflecting a decreased level of accelerated purchase discount accretion on called U.S. Government agency bonds, which more than offset an increased yield on loans, mainly reflecting higher interest rates on variable-rate commercial loans stemming from the previously-mentioned FOMC rate hikes and a higher level of purchased credit-impaired commercial loan income. The cost of funds equaled 0.52% during the first nine months of 2017, up from 0.45% during the first nine months of 2016 primarily due to higher costs of certain non-time deposit account categories and borrowed funds.

The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the third quarter of 2017 and 2016. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $213,000 and $198,000 in the third quarter of 2017 and 2016, respectively, for this non-GAAP, but industry standard, adjustment. This adjustment equated to a three basis point increase in our net interest margin during both the third quarter of 2017 and the third quarter of 2016.

MERCANTILE BANK CORPORATION

	Quarters ended September 30,
	2 0 1 7			2 0 1 6
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$2,534,364	$30,746	4.81%	$2,391,620	$27,553	4.57%
Investment securities	339,125	2,119	2.50	328,993	2,231	2.71
Other interest-earning assets	116,851	382	1.28	91,590	120	0.51
Total interest - earning assets	2,990,340	33,247	4.41	2,812,203	29,904	4.22

Allowance for loan losses	(18,918)			(17,375)
Other assets	248,631			245,496

Total assets	$3,220,053			$3,040,324

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,648,235	$2,652	0.64%	$1,572,424	$1,924	0.49%
Short-term borrowings	107,355	45	0.17	147,960	62	0.17
Federal Home Loan Bank advances	238,043	1,033	1.70	178,000	670	1.47
Other borrowings	48,512	660	5.32	48,013	600	4.89
Total interest-bearing liabilities	2,042,145	4,390	0.85	1,946,397	3,256	0.66

Noninterest-bearing deposits	805,650			733,600
Other liabilities	13,126			14,383
Shareholders’ equity	359,132			345,944

Total liabilities and shareholders’ equity	$3,220,053			$3,040,324

Net interest income		$28,857			$26,648

Net interest rate spread			3.56%			3.56%
Net interest spread on average assets			3.56%			3.48%
Net interest margin on earning assets			3.83%			3.76%

A loan loss provision expense of $1.0 million was recorded during the third quarter of 2017, compared to a provision expense of $0.6 million during the third quarter of 2016. A loan loss provision expense of $2.4 million was recorded during the first nine months of 2017, compared to a provision expense of $2.3 million during the first nine months of 2016. The provision expense recorded during the third quarter of 2017 primarily reflects an increased allocation related to the economic conditions environmental factor. Ongoing loan growth also necessitated a portion of the provision expense incurred during the current-year third quarter and accounted for a substantial portion of the provision expense recorded during the first nine months of 2017 and both 2016 periods.

MERCANTILE BANK CORPORATION

Net loan charge-offs of $0.1 million were recorded during the third quarter of 2017, compared to $0.2 million during the prior-year third quarter. Net loan charge-offs of $1.1 million were recorded during the first nine months of 2017, compared to $0.5 million during the same time period in 2016. Net loan charge-offs associated with one commercial loan relationship accounted for approximately 45% of net loan charge-offs during the first nine months of 2017. The allowance for originated loans, as a percentage of total originated loans, was 0.9% as of both September 30, 2017, and September 30, 2016. Our allowance for acquired loans totaled $0.4 million as of September 30, 2017, compared to $0.2 million as of September 30, 2016.

Noninterest income during the third quarter of 2017 was $4.6 million, a decrease of $0.7 million, or 12.9%, from the $5.3 million recorded during the prior-year third quarter. Growth in several fee income categories, including credit and debit card fees, mortgage banking activity income, and payroll processing revenue, was more than offset by a decline in other income, which was elevated in the third quarter of 2016 as a result of certain noncore transactions, including the reimbursement of $0.4 million in medical insurance premiums charged in prior years and $0.3 million in payments received on purchased commercial credit-impaired loans that had been charged-off prior to the merger and non-pooled purchased commercial credit-impaired loans that went into recovery after the merger. Excluding these noncore transactions, noninterest income increased $0.1 million, or 1.9%, during the third quarter of 2017 compared to the prior-year third quarter.

Noninterest income during the first nine months of 2017 was $14.5 million, a decrease of $1.9 million, or 11.8%, from the $16.4 million earned during the same time period in 2016. Noninterest income during the first nine months of 2017 included a bank owned life insurance death benefit claim of $1.4 million, while noninterest income during the first nine months of 2016 included a $3.0 million gain associated with a trust preferred securities repurchase transaction, $0.5 million in payments received on purchased commercial credit-impaired loans that had been charged-off prior to the merger and non-pooled purchased commercial credit-impaired loans that went into recovery after the merger, a $0.4 million reimbursement of certain medical insurance premiums that were charged in prior years, and a $0.3 million gain related to the sale of an equity investment; excluding these transactions, noninterest income increased $0.9 million, or 7.5%, in the first nine months of 2017 compared to the respective 2016 period. The increase in core noninterest income primarily reflects higher mortgage banking income resulting from the positive impact of strategic initiatives that were implemented in the latter half of 2016, including the hiring of additional loan originators, introduction of new and enhanced products, loan programs and increased marketing efforts. Increased credit and debit card fees and payroll processing revenue also contributed to the higher level of core noninterest income.

Noninterest expense during the third quarter of 2017 was $20.2 million, an increase of $0.5 million, or 2.8%, from the $19.7 million expensed during the third quarter of 2016. The higher level of expense primarily resulted from expected increases in various operating expenses stemming from recent expansion initiatives and increased salary expense, mainly reflecting annual employee merit pay increases, the hiring of additional staff, a larger bonus accrual, and greater stock-based compensation expense.

Noninterest expense during the first nine months of 2017 was $59.9 million, an increase of $1.2 million, or 1.9%, from the $58.7 million expensed during the same time period in 2016. The increase was mainly attributable to expected increases in various operating costs associated with recent expansion initiatives and higher salary expense, primarily reflecting annual employee merit pay increases, the hiring of additional staff, and greater stock-based compensation. FDIC insurance premiums during the first nine months of 2017 were $0.7 million, a decrease of $0.4 million, or 36.1%, from the $1.1 million expensed during the first nine months of 2016; the decrease mainly resulted from changes to the deposit insurance assessment calculation that became effective in the third quarter of 2016.

MERCANTILE BANK CORPORATION

During the third quarter of 2017, we recorded income before federal income tax of $12.0 million and a federal income tax expense of $3.7 million. During the third quarter of 2016, we recorded income before federal income tax of $11.5 million and a federal income tax expense of $3.6 million. Our effective tax rate was 30.8% during the third quarter of 2017, compared to 31.6% during the respective 2016 period. During the first nine months of 2017, we recorded income before federal income tax of $33.6 million and a federal income tax expense of $10.3 million. During the first nine months of 2016, we recorded income before federal income tax of $34.8 million and a federal income tax expense of $11.0 million. Our effective tax rate was 30.7% during the first nine months of 2017, compared to 31.6% during the respective 2016 period. The increase in federal income tax expense during the third quarter of 2017 compared to the prior-year third quarter resulted from the higher level of income before federal income tax. The decrease in federal income tax expense during the first nine months of 2017 compared to the respective 2016 period resulted from the lower level of income before federal income tax and the aforementioned nontaxable bank owned life insurance death benefit claim, which positively impacted the effective tax rate.

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

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of September 30, 2017:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$1,148,781,000	$73,714,000	$669,144,000	$298,102,000	$2,189,741,000
Residential real estate loans	62,583,000	21,384,000	124,613,000	119,945,000	328,525,000
Consumer loans	1,762,000	1,416,000	26,896,000	5,932,000	36,006,000
Securities (2)	16,329,000	24,809,000	99,230,000	200,758,000	341,126,000
Other interest-bearing assets	121,360,000	500,000	1,250,000	0	123,110,000
Allowance for loan losses	0	0	0	0	(19,193,000)
Other assets	0	0	0	0	255,340,000
Total assets	1,350,815,000	121,823,000	921,133,000	624,737,000	$3,254,655,000

Liabilities:
Interest-bearing checking	405,223,000	0	0	0	405,223,000
Savings deposits	333,495,000	0	0	0	333,495,000
Money market accounts	404,336,000	0	0	0	404,336,000
Time deposits under $100,000	22,467,000	47,619,000	80,963,000	0	151,049,000
Time deposits $100,000 & over	47,735,000	169,268,000	151,899,000	0	368,902,000
Short-term borrowings	122,280,000	0	0	0	122,280,000
Federal Home Loan Bank advances	0	20,000,000	140,000,000	60,000,000	220,000,000
Other borrowed money	48,588,000	0	0	0	48,588,000
Noninterest-bearing checking	0	0	0	0	826,038,000
Other liabilities	0	0	0	0	12,198,000
Total liabilities	1,384,124,000	236,887,000	372,862,000	60,000,000	2,892,109,000
Shareholders' equity	0	0	0	0	362,546,000
Total liabilities & shareholders' equity	1,384,124,000	236,887,000	372,862,000	60,000,000	$3,254,655,000

Net asset (liability) GAP	$(33,309,000)	$(115,064,000)	$548,271,000	$564,737,000

Cumulative GAP	$(33,309,000)	$(148,373,000)	$399,898,000	$964,635,000

Percent of cumulative GAP to total assets	(1.0)%	(4.6)%	12.3%	29.6%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of September 30, 2017.

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

We conducted multiple simulations as of September 30, 2017, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of September 30, 2017. The resulting estimates are within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 400 basis points	$(17,930,000)	(16.5% )
Interest rates down 300 basis points	(14,970,000)	(13.8)
Interest rates down 200 basis points	(11,240,000)	(10.4)
Interest rates down 100 basis points	(5,890,000)	(5.4)
No change in interest rates	(360,000)	(0.3)
Interest rates up 100 basis points	1,910,000	1.8
Interest rates up 200 basis points	4,160,000	3.8
Interest rates up 300 basis points	6,420,000	5.9
Interest rates up 400 basis points	8,660,000	8.0

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

Item 4. Controls and Procedures

As of September 30, 2017, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2017.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sales of equity securities during the quarter ended September 30, 2017.

Issuer Purchases of Equity Securities

We announced on January 30, 2015 that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced a $15.0 million expansion of the stock repurchase program. No shares of our common stock were repurchased during the third quarter of 2017.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2017.

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

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements