Form 10-K
period 2017-12-31
MERCANTILE BANK CORP
filed 2018-03-05
CIK 1042729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company (as defined in Rule 12b-2 of the Exchange Act).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes        No    X

The aggregate value of the common equity held by non-affiliates (persons other than directors and executive officers) of the registrant, computed by reference to the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $506 million.

As of March 1, 2018, there were issued and outstanding 16,594,812 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s proxy statement for the Annual Meeting of Shareholders to be held May 24, 2018 are incorporated by reference into Part III of this report.

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

Our Bank

Our bank is a state banking company that operates under the laws of the State of Michigan, pursuant to a charter issued by the Michigan Department of Insurance and Financial Services. Our bank’s deposits are insured to the maximum extent permitted by law by the Federal Deposit Insurance Corporation (“FDIC”). Our bank, through its 49 office locations, provides commercial banking services primarily to small- to medium-sized businesses and retail banking services. Our bank’s main office is located in Grand Rapids, and our operations are centered around the West and Central portions of Michigan, with branch office locations in Alma, Belding, Cadillac, Canadian Lakes, Clare, Comstock Park, DeWitt, Fairview, Grand Rapids, Hale, Hastings, Holland, Howard City, Ionia, Ithaca, Kalamazoo, Kentwood, Lakeview, Lansing, Lowell, Merrill, Mt. Pleasant, Paw Paw, Portage, Remus, Rose City, Shepherd, St. Charles, St. Helen, St. Johns, Vestaburg, West Branch, and Wyoming. We expanded into Southeast Michigan in 2017, opening a banking office in Troy during the first quarter.

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

Regulation and Supervision

Banks and bank holding companies, among other financial institutions, are regulated under federal and state law. These include, among others, minimum capital requirements, state usury laws, state laws relating to fiduciaries, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, the USA PATRIOT Act, the FACT Act, the Gramm-Leach-Bliley Act, the Sarbanes Oxley Act, the Bank Secrecy Act, electronic funds transfer laws, redlining laws, predatory lending laws, antitrust laws, environmental laws, money laundering laws and privacy laws. Our growth and earnings performance may be impacted by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those regulatory authorities include, but are not limited to, the Federal Reserve Board, the FDIC, the Michigan Department of Insurance and Financial Services, the Internal Revenue Service and state taxing authorities. The effect of such statutes, regulations and policies, and any changes thereto, can be significant and cannot necessarily be predicted.

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

On April 14, 2014, our election to become a financial holding company, as permitted by the Bank Holding Company Act, as amended by Title I of the Gramm-Leach-Bliley Act, was accepted by the Federal Reserve Board. In order to continue as a financial holding company, we and our bank must satisfy statutory requirements regarding capitalization, management and compliance with the Community Reinvestment Act. As a financial holding company, we are permitted to engage in a broader range of activities under the Bank Holding Company Act than are permitted to bank holding companies. Those expanded activities include any activity which the Federal Reserve Board (in certain instances in consultation with the Department of the Treasury) determines, by order or by regulation, to be financial in nature or incidental to such financial activity, or to be complementary to a financial activity, and not to pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Such expanded activities include, among others: insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability or death, or issuing annuities, and acting as principal, agent or broker for such purposes; providing financial, investment or economic advisory services, including advising a mutual fund; and underwriting, dealing in, or making a market in securities. While our insurance company is permitted to engage in the insurance agency activities described above by virtue of our financial holding company status, neither we nor any of our subsidiaries currently engages in the expanded activities.

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

The scope of regulations and supervision of various aspects of our business have expanded as a result of the adoption in July, 2010 of the Dodd-Frank Act, and may continue to expand as the result of implementing regulations being adopted by federal regulators. However, the new federal administration has indicated its intention to repeal or amend certain aspects of the Dodd-Frank Act and the precise scope of those changes has not yet been determined. For additional information on this legislation and its potential impact, refer to the Risk Factor entitled “The effect of financial services legislation and regulations remains uncertain” in Item 1A- Risk Factors in this Annual Report.

 Employees

As of December 31, 2017, we employed 584 full-time and 117 part-time persons. Management believes that relations with employees are good.

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

Consumer Loans. We originate various types of consumer loans, including new and used automobile and boat loans, credit cards and overdraft protection lines of credit for our checking account customers. Consumer loans generally have shorter terms and higher interest rates and usually involve more credit risk than single-family residential real estate loans because of the type and nature of the collateral.

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

Our independent loan review program is primarily responsible for the administration of the grading system and ensuring adherence to established lending policies and procedures. The loan review program is an integral part of maintaining our strong asset quality culture. The loan review function works closely with senior management, although it functionally reports to the Board of Directors. Using a risk-based approach to selecting credits for review, our loan review program has covered approximately 65% to 75% of total commercial loans outstanding during the past three years. In addition, a random sampling of retail loans is reviewed each quarter. Our watch list credits are reviewed monthly by our Board of Directors and our Watch List Committee, the latter of which is comprised of senior level officers from the administration, lending and loan review functions.

 Loans are placed in a nonaccrual status when, in our opinion, uncertainty exists as to the ultimate collection of all principal and interest. As of December 31, 2017, loans placed in nonaccrual status totaled $7.1 million, or 0.3% of total loans, compared to $5.9 million, or 0.2% of total loans, at December 31, 2016. No loans were past due 90 days or more and still accruing interest at year-end 2017 or 2016.

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

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired loans. Our migration takes into account various time periods; however, at year-end 2017 we placed most weight on the period starting December 31, 2010 through December 31, 2017. We believe this period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general market consensus of economic conditions in the near future.

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

Competition

We face substantial competition in all phases of our operations from a variety of different competitors. We compete for deposits, loans and other financial services with numerous Michigan-based and national and regional banks, savings banks, thrifts, credit unions and other financial institutions as well as from other entities that provide financial services. Some of the financial institutions and financial service organizations with which we compete are not subject to the same degree of regulation as we are. Many of our primary competitors have been in business for many years, have established customer bases, are larger, have substantially higher lending limits than we do, and offer larger branch networks and other services which we do not. Most of these same entities have greater capital resources than we do, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than we do. Under specified circumstances (that have been modified by the Dodd-Frank Act), securities firms and insurance companies that elect to become financial holding companies under the Bank Holding Company Act may acquire banks and other financial institutions. Federal banking law affects the competitive environment in which we conduct our business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. We also face new competition as a result of our expansion into the Southeast Michigan marketplace.

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

The results of operations for financial institutions, including our bank, may be materially and adversely affected by changes in prevailing local and national economic conditions, including declines in real estate market values and the related declines in value of our real estate collateral, rapid increases or decreases in interest rates and changes in the monetary and fiscal policies of the federal government. Our profitability is heavily influenced by the spread between the interest rates we earn on loans and investments and the interest rates we pay on deposits and other interest-bearing liabilities. Substantially all of our loans are to businesses and individuals in Western, Central, and Southeastern Michigan, and any decline in the economy of these areas could adversely affect us. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors that influence market interest rates and our ability to respond to changes in these rates. At any given time, our assets and liabilities may be such that they will be affected differently by a given change in interest rates.

Significant declines in the value of commercial real estate could adversely impact us.

Approximately 66% of our total commercial loans, or about 57% of our total loans, relate to commercial real estate. Stressed economic conditions may reduce the value of commercial real estate and strain the financial condition of our commercial real estate borrowers, especially in the land development and non-owner occupied commercial real estate segments of our loan portfolio. Those difficulties could adversely affect us and could produce losses and other adverse effects on our business.

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

We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. We compete for deposits, loans and other financial services with numerous Michigan-based and national and regional banks, thrifts, credit unions and other financial institutions as well as other entities that provide financial services, including securities firms and mutual funds. Some of the financial institutions and financial service organizations with which we compete are not subject to the same degree of regulation as we are. Many of our competitors have been in business for many years, have established customer bases, are larger, have substantially higher lending limits than we do and offer larger branch networks and other services which we do not, including trust and international banking services. Most of these entities have greater capital and other resources than we do, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than we do. This competition may limit our growth or earnings. Under specified circumstances (that have been modified by the Dodd-Frank Act), securities firms and insurance companies that elect to become financial holding companies under the Bank Holding Company Act may acquire banks and other financial institutions. Federal banking law affects the competitive environment in which we conduct our business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

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

In September 2014, the Federal Reserve Board announced principles it would follow to implement monetary policy normalization, that is, to raise the Federal funds rate and other short-term interest rates to more historically normal levels and to reduce the Federal Reserve’s securities holdings, so as to promote its statutory mandate of maximum employment and price stability. The Federal Open Market Committee (“FOMC”) took the initial step in that process by raising the Federal funds rate by 25 basis points in December 2015, the first such action since December 2008. Subsequently, the FOMC refined the normalization principles and announced greater detail about its planned approach. In September 2017, the FOMC announced the start of gradual reduction in the Federal Reserve’s securities holdings, commencing in October 2017. In each of March, June, and December 2017, the FOMC raised the Federal funds rate by 25 basis points, and announced its intention to continue to raise the Federal funds rate gradually over the next few years. There can be no assurance that these reductions in the Federal Reserve’s securities holdings, and increases in the Federal funds rate, will continue to occur, that they will be gradual if they do occur, or as to the actual impact of those policies on the financial markets, the broader economy, or on our business, financial condition, results of operations, access to credit or the trading price of our common stock.

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

On February 3, 2017, however, President Trump signed Executive Order 13772, specifying new core principles for regulating the U.S. financial system. Among other things, the President directed the Secretary of the Treasury, in consultation with federal regulatory agencies, to review existing laws and regulations and report on the extent to which they were consistent with the core principles. Beginning in February 2017, Congress passed, and the President signed, more than a dozen resolutions under the Congressional Review Act, repealing various federal regulations, including regulations adopted by the CFPB. Certain bills pending in Congress would, if enacted, repeal or substantially amend various provisions of the Dodd-Frank Act. Proposals to modify existing regulations in light of the new core principles are under consideration by various federal regulatory agencies, including the CFPB. There can be no assurance that any such legislation will be enacted, or that changes in existing regulations will be adopted to implement the new core principles.

Thus, the effect of financial services legislation and regulations remains uncertain. The implementation, amendment, or repeal of federal financial services laws or regulations may limit our business opportunities, impose additional costs on us, impact our revenues or the value of our assets, or otherwise adversely affect our business.

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

On January 1, 2015, for banking organizations such as us and our bank that are not Advanced Approaches Entities, the new regulations mandated a minimum ratio of CET 1 to standardized total risk-weighted assets (“RWA”) of 4.5%, an increased ratio of Tier 1 capital to RWA of 6.0% (compared to the prior requirement of 4.0%), a total capital ratio (that is, the sum of Tier 1 and Tier 2 capital to RWA) of 8.0%, and a minimum leverage ratio (that is, Tier 1 capital to adjusted average total consolidated assets) of 4.0%. The calculation of these amounts is affected by the new definitions of certain capital elements. The capital conservation buffer comprised solely of CET 1 is being phased-in commencing January 1, 2016, beginning at 0.625% of RWA and rising to 2.5% of RWA on January 1, 2019. Failure by a banking organization to maintain the aggregate required minimum capital ratios and capital conservation buffer will impair its ability to make certain distributions (including dividends and stock repurchases) and discretionary bonus payments to executive officers.

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

Changes in the method of determining Libor, or the replacement of Libor with an alternative reference rate, may adversely affect interest income or expense.

Many of the commercial loans we make bear interest at a floating rate based on Libor, the London inter-bank offered rate. We pay interest on certain subordinated notes related to our trust preferred securities, and a related interest rate swap agreement, at rates based on Libor

On July 27, 2017, the United Kingdom Financial Conduct Authority, which oversees Libor, formally announced that it could not assure the continued existence of Libor in its current form beyond the end of 2021, and that an orderly transition process to one or more alternative benchmarks should begin. In June 2017, the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions organized by the Federal Reserve, announced that it had selected a modified version of the unpublished Broad Treasuries Financing Rate as the preferred alternative reference rate for U.S. dollar obligations. That rate, now referred to as the Secured Overnight Funding Rate (“SOFR”), is determined based upon actual transactions in certain portions of the bi-lateral and tri-party overnight repurchase agreement markets for certain U.S. Treasury obligations. The Federal Reserve Bank of New York has stated that it expected to begin publication of the SOFR in the first half of 2018.

In February 2018, an international consortium of market participant trade associations published the IBOR Global Benchmark Survey 2018 Transition Roadmap (“Roadmap”). The Roadmap summarizes the background to the use of inter-bank offered rate benchmarks, discusses perceived reasons for reform, and identifies problems that may be encountered in making a transition to new interest rate benchmarks. Those potential problems include market adoption, liquidity, legal, valuation and risk management, infrastructure, tax, accounting, governance and control, and regulatory issues.

It is unclear whether, or in what form, Libor will continue to exist after 2021. Any transition to an alternative benchmark will require careful consideration and implementation so as not to disrupt the stability of financial markets. If Libor ceases to exist, we may need to take a variety of actions, including negotiating certain of our agreements based on an alternative benchmark that may be established, if any. There is no guarantee that a transition from Libor to an alternative benchmark will not result in financial market disruptions, significant changes in benchmark rates, or adverse changes in the value of certain of our loans, and our income and expense.

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

In the ordinary course of business, we collect and store sensitive data, including proprietary business information and personally identifiable information of our customers and employees in systems and on networks. The secure processing, maintenance and use of this information is critical to our operations. To date, we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, but our systems and those of our customers and third-party service providers are under constant threat, and it is possible that we could experience a significant event in the future. Cybersecurity threats include unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events. These threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. If one or more of these events occurs, it could result in the disclosure of confidential client information, damage to our reputation with our clients and the market, additional costs to us (such as repairing systems or adding new personnel or protection technologies), regulatory penalties and financial losses, to both us and our clients and customers. Such events could also cause interruptions or malfunctions in our operations (such as the lack of availability of our online banking system), as well as the operations of our clients, customers or other third parties. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. Although we maintain safeguards to protect against these risks, there can be no assurance that we will not suffer losses in the future that may be material in amount.

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

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

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more before the end of our 2017 fiscal year and that remain unresolved.

Item 2.	Properties.

Our headquarters is located in our bank’s main office facility in Grand Rapids, Michigan. Our bank operates 49 banking offices primarily concentrated throughout Western and Central Michigan, most of which are full-service facilities. We also opened a banking office in Troy, Michigan during the first quarter of 2017. We have larger banking facilities in Alma, Holland, Ionia, Kalamazoo, Lansing, Mt. Pleasant and West Branch. The remaining banking offices generally range in size from 1,200 to 3,200 square feet, based on the location and number of employees located at the facility. Forty-three of the banking offices are owned by our bank, and six are rented under various operating lease agreements. In several instances, the banking offices contain more usable space than what is needed for current banking operations. This excess space, totaling approximately 23,500 square feet, is generally leased to unrelated businesses. In addition, certain functions operate out of our standalone facility located in Alma.

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

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MBWM.” At March 1, 2018, there were approximately 1,600 record holders of our common stock. In addition, we estimate that there were approximately 7,000 beneficial owners of our common stock who own their shares through brokers or banks.

The following table shows the high and low sales prices for our common stock as reported by the Nasdaq Global Select Market for the periods indicated and the quarterly and special cash dividends paid by us during those periods.

	High	Low	Dividend
2017
First Quarter	$37.97	$30.65	$0.18
Second Quarter	36.05	30.42	0.18
Third Quarter	35.86	28.92	0.19
Fourth Quarter	38.08	33.75	0.19

2016
First Quarter	$24.37	$20.84	$0.16
Second Quarter	25.40	21.05	0.16
Third Quarter	27.99	23.42	0.17
Fourth Quarter	38.68	26.48	0.67

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

On January 12, 2017, our Board of Directors declared a cash dividend on our common stock in the amount of $0.18 per share that was paid on March 22, 2017 to shareholders of record as of March 10, 2017. On April 13, 2017, our Board of Directors declared a cash dividend on our common stock in the amount of $0.18 per share that was paid on June 21, 2017 to shareholders of record as of June 9, 2017. On July 13, 2017, our Board of Directors declared a cash dividend on our common stock in the amount of $0.19 per share that was paid on September 20, 2017 to shareholders of record as of September 8, 2017. On October 12, 2017, our Board of Directors declared a cash dividend on our common stock in the amount of $0.19 per share that was paid on December 20, 2017 to shareholders of record as of December 8, 2017.

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

On January 30, 2015, we announced that our Board of Directors had authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced a $15.0 million expansion of the stock repurchase plan. Since inception, we have purchased a total of 956,419 shares at a total price of $19.5 million, at an average price per share of $20.38; no shares were purchased under the authorized plan during 2017. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan, which would also likely be funded from cash dividends paid to us from our bank.

On January 11, 2018, our Board of Directors declared a cash dividend on our common stock in the amount of $0.22 per share that will be paid on March 21, 2018 to shareholders of record as of March 9, 2018.

Issuer Purchases of Equity Securities

We announced on January 30, 2015 that our Board of Directors had authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced a $15.0 million expansion of the stock repurchase plan. No shares of our common stock were repurchased during the fourth quarter of 2017.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares or Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
October 1 – 31	0	NA	$0	$15,505,000
November 1 – 30	0	NA	0	15,505,000
December 1 – 31	0	NA	0	15,505,000
Total	0	NA	$0	$15,505,000

Shareholder Return Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock (based on the last reported sales price of the respective year) with the cumulative total return of the Nasdaq Composite Index and the SNL Bank Nasdaq Index from December 31, 2012 through December 31, 2017. The following is based on an investment of $100 on December 31, 2012 in our common stock, the Nasdaq Composite Index and the SNL Bank Nasdaq Index, with dividends reinvested where applicable.

Total Return Performance
300
250
200
150
100
50
Index Value
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
Mercantile Bank Corporation
NASDAQ Composite Index
SNL Bank NASDAQ Index

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Mercantile Bank Corporation	100.00	133.98	146.39	175.72	280.70	269.47
NASDAQ Composite	100.00	140.12	160.78	171.97	187.22	242.71
SNL Bank NASDAQ	100.00	143.73	148.86	160.70	222.81	234.58

Item 6.	Selected Financial Data.

The Selected Financial Data in this Annual Report is incorporated here by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis included in this Annual Report is incorporated here by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information under the heading “Market Risk Analysis” included in this Annual Report is incorporated here by reference.

Item 8.	Financial Statements and Supplementary Data.

The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm included in this Annual Report are incorporated here by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

As of December 31, 2017, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2017.

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. Refer to page F-33 for management’s report.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included in this Annual Report.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information presented under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance – Code of Ethics” in the definitive Proxy Statement of Mercantile for our May 24, 2018 Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission before April 30, 2018, is incorporated here by reference.

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

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2017, relating to compensation plans under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	30,908	$18.67	314,000	(2)

Equity compensation plans not approved by security holders	0	0	0

Total	30,908	$18.67	314,000

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

Reports of Independent Registered Public Accounting Firm dated March 5, 2018 – BDO USA, LLP

Consolidated Balance Sheets --- December 31, 2017 and 2016

Consolidated Statements of Income for each of the three years in the period ended December 31, 2017

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2017

Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2017

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2017

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

 None.

MERCANTILE BANK CORPORATION

FINANCIAL INFORMATION

December 31, 2017 and 2016

MERCANTILE BANK CORPORATION

FINANCIAL INFORMATION

December 31, 2017 and 2016

SELECTED FINANCIAL DATA

Consolidated Results of Operations:	2017	2016	2015	2014(*)	2013
	(Dollars in thousands except per share data)
Interest income	$125,543	$118,457	$112,328	$89,118	$58,242
Interest expense	15,795	12,590	11,154	11,340	10,786
Net interest income	109,748	105,867	101,174	77,778	47,456
Provision for loan losses	2,950	2,900	(1,000)	(3,000)	(7,200)
Noninterest income	19,001	21,038	16,038	10,028	6,872
Noninterest expense	79,716	77,118	79,381	65,610	36,403
Income before income tax expense	46,083	46,887	38,831	25,196	25,125
Income tax expense	14,809	14,974	11,811	7,865	8,092
Net income	$31,274	$31,913	$27,020	$17,331	$17,033

Consolidated Balance Sheet Data:

Total assets	$3,286,704	$3,082,571	$2,903,556	$2,893,379	$1,426,966
Cash and cash equivalents	200,101	183,596	89,891	172,738	146,965
Securities	346,780	336,086	354,559	446,611	143,139
Loans	2,558,552	2,378,620	2,277,727	2,089,277	1,053,243
Allowance for loan losses	19,501	17,961	15,681	20,041	22,821
Bank owned life insurance	68,689	67,198	58,971	57,861	51,377

Deposits	2,522,365	2,374,985	2,275,382	2,276,915	1,118,911
Securities sold under agreements to repurchase	118,748	131,710	154,771	167,569	69,305
Federal Home Loan Bank advances	220,000	175,000	68,000	54,022	45,000
Subordinated debentures	45,517	44,835	55,154	54,472	32,990
Shareholders’ equity	365,870	340,811	333,804	328,138	153,325

Consolidated Financial Ratios:

Return on average assets	1.00%	1.07%	0.94%	0.76%	1.22%
Return on average shareholders’ equity	8.82%	9.35%	8.19%	6.91%	11.36%
Average shareholders’ equity to average assets	11.28%	11.42%	11.45%	11.05%	10.77%

Nonperforming loans to total loans	0.28%	0.25%	0.24%	1.41%	0.64%
Allowance for loan losses to total originated loans	0.88%	0.95%	0.94%	1.55%	2.17%

Tier 1 leverage capital	11.27%	11.17%	11.56%	11.15%	12.53%
Common equity risk-based capital	10.74%	10.88%	10.89%	NA	NA
Tier 1 risk-based capital	12.21%	12.47%	12.83%	13.57%	14.65%
Total risk-based capital	12.88%	13.13%	13.45%	14.43%	15.91%

Per Common Share Data:

Net income:
Basic	$1.90	$1.96	$1.63	$1.28	$1.96
Diluted	1.90	1.96	1.62	1.28	1.95

Tangible book value per share at end of period	18.61	17.14	16.61	15.49	17.54
Dividends declared	0.74	1.16	0.58	2.48	0.45
Dividend payout ratio	38.52%	58.70%	35.22%	141.16%	22.83%

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

We complete a migration analysis quarterly to assist us in determining appropriate reserve allocation factors for non-impaired loans. Our migration takes into account various time periods; however, at year-end 2017 we placed most weight on the period starting December 31, 2010 through December 31, 2017. We believe this period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general market consensus of economic conditions in the near future.

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

Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. A more frequent assessment is performed should events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We may elect to perform a qualitative assessment for the annual impairment test. If the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, then we would be required to perform a quantitative test for goodwill impairment. The quantitative test is a two-step process consisting of comparing the carrying value of the reporting unit to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. In 2016 and 2017, we elected to perform a qualitative assessment for our annual impairment test and concluded it is more likely than not our fair value was greater than its carrying amount; therefore, no further testing was required. Our qualitative assessment considered factors such as macroeconomic conditions, market conditions specifically related to the banking industry and our overall financial condition and results of operations.

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

FINANCIAL OVERVIEW

We recorded net income of $31.3 million, or $1.90 per diluted share, for 2017. For 2016, we recorded net income of $31.9 million, or $1.96 per diluted share. Excluding the impacts of certain one-time transactions, diluted earnings per share during 2017 and 2016 equaled $1.89 and $1.76, respectively. These transactions included a bank owned life insurance death benefit claim during the first quarter of 2017, the revaluation of our net deferred tax asset in response to the Tax Cuts and Jobs Act becoming law in late 2017, the repurchase of trust preferred securities at a large discount during the first quarter of 2016, and accelerated purchase discount accretion on called U.S. Government agency bonds during 2016.

The overall quality of our loan portfolio remains strong, with nonperforming loans equaling only 0.28% of total loans as of December 31, 2017. Gross loan charge-offs during 2017 totaled $3.2 million, while recoveries of prior period loan charge-offs totaled $1.8 million, providing for net loan charge-offs of $1.4 million, or only 0.06% of average total loans. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries. Accruing loans past due 30 to 89 days remain very low.

New commercial term loan originations totaled approximately $529 million in 2017, similar to the $549 million and $532 million we booked during 2016 and 2015, respectively. We also experienced net increases in commercial lines of credit during the past three years, in large part reflecting lines that are part of new commercial lending relationships established during recent quarterly periods. Net loan growth equaled $180 million during 2017, compared to $101 million and $188 million during 2016 and 2015, respectively, with all years reflecting the impact of scheduled monthly payments as well as expected and unexpected commercial loan payoffs. During 2017, total commercial loans grew $138 million, or 6.7%, reflecting growth in the commercial and industrial, commercial real estate owner occupied and commercial real estate non-owner occupied segments. The new loan pipeline remains strong, and at year-end 2017, we had $154 million in unfunded loan commitments on commercial construction and development projects that are in the construction phase. We believe our loan portfolio is well diversified, with commercial real estate non-owner occupied loans comprising 31%, commercial and industrial loans equaling 29%, commercial real estate owner occupied loans comprising 21% and residential mortgage and consumer loans aggregating 14% of total loans as of December 31, 2017. As a percent of total commercial loans, commercial and industrial loans and commercial real estate owner occupied loans combined equaled 58% at year-end 2017, compared to 56% at December 31, 2016.

Our funding structure is also well diversified. As of December 31, 2017, noninterest-bearing checking accounts comprised 31% of total funds, interest-bearing checking and securities sold under agreements to repurchase (“sweep accounts”) combined for 18%, savings and money market deposit accounts aggregated to 26% and local time deposits accounted for 14%. Wholesale funds, comprised of brokered deposits and Federal Home Loan Bank of Indianapolis (“FHLBI”) advances, represented 11% of total funds.

FINANCIAL CONDITION

Our total assets increased $204 million during 2017, and totaled $3.29 billion as of December 31, 2017. Total loans increased $180 million, securities available for sale were up $7.7 million and interest-earning deposits grew $11.6 million. Total deposits increased $147 million and FHLBI advances were up $45.0 million, while sweep accounts were down $13.0 million during 2017.

Earning Assets

Average earning assets equaled 92.8% of average total assets during 2017, similar to the 92.5% during 2016. The loan portfolio continued to comprise a majority and increasing level of earning assets, followed by securities and interest-earning deposits. Average total loans equaled 85.2% of average earning assets during 2017, compared to 84.9% in 2016, while securities and other interest-earning assets combined comprised 14.8% of average earning assets during 2017, compared to 15.1% in 2016. We anticipate the level of earning assets to total assets remaining relatively stable at approximately 93%.

Our loan portfolio has historically been primarily comprised of commercial loans. Commercial loans increased $138 million during 2017, and at December 31, 2017 totaled $2.20 billion, or 86.1% of the loan portfolio. As of December 31, 2016, the commercial loan portfolio comprised 86.8% of total loans. Owner occupied commercial real estate (“CRE”) loans increased $75.9 million, commercial and industrial loans were up $39.9 million and non-owner occupied CRE loans increased $43.4 million, while multi-family and residential rental loans declined $16.0 million and vacant land, land development and residential construction loans were down $5.0 million. As a percent of total commercial loans, commercial and industrial loans and owner occupied CRE loans combined equaled 58.1% as of December 31, 2017, compared to 56.4% as of December 31, 2016.

We have significantly enhanced our commercial loan calling efforts over the past several years. We are very pleased with the $1.61 billion in new commercial term loan fundings over the past three years, and our current commercial loan pipeline reports indicate continued strong commercial loan funding opportunities in future periods. Also, as of December 31, 2017, availability on existing construction and development loans totaled $154 million, with most of those commitments expected to be drawn during 2018. Further, we have made additional lending commitments totaling $185 million, a majority of which we expect to be accepted and funded over the next 12 to 18 months. Our commercial loan officers also report significant additional opportunities they are currently discussing with existing borrowers and potential new customers.

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

Residential mortgage loans increased $59.3 million during 2017, totaling $255 million or 10.0% of total loans, at December 31, 2017. We originated $223 million in residential mortgage loans during 2017, an almost 37% increase from the volume originated in 2016, in large part reflecting our enhanced residential mortgage banking operation over the past couple of years. We sold $108 million of the residential mortgage loans originated in 2017, or about 48%, generally comprised of longer-term fixed rate mortgage loans. The remaining $115 million was added to our balance sheet, in large part comprised of adjustable rate residential mortgage loans. We are pleased with the success of our strategic initiative to grow our residential mortgage banking operation, and expect origination volume to increase in future periods. We expect to sell 50% to 55% of the new residential mortgage loan originations in 2018, with a vast majority of the loans added to our balance sheet to be comprised of adjustable rate mortgage loans. Other consumer-related loans declined $17.6 million during 2017, and at December 31, 2017 totaled $100 million, or 3.9% of the loan portfolio. Other consumer-related loans equaled 5.0% of total loans as of December 31, 2016. We expect this loan portfolio segment to decline in future periods as scheduled principal payments exceed origination volumes.

The following table summarizes our loan portfolio:

	12/31/17	12/31/16	12/31/15	12/31/14	12/31/13
Commercial:
Commercial & Industrial	$753,764,000	$713,903,000	$696,303,000	$550,629,000	$286,373,000
Land Development & Construction	29,873,000	34,828,000	45,120,000	51,977,000	36,741,000
Owner Occupied Commercial Real Estate	526,328,000	450,464,000	445,919,000	430,406,000	261,877,000
Non-Owner Occupied Commercial Real Estate	791,685,000	748,269,000	644,351,000	559,594,000	364,066,000
Multi-Family & Residential Rental	101,918,000	117,883,000	115,003,000	122,772,000	37,639,000
Total Commercial	2,203,568,000	2,065,347,000	1,946,696,000	1,715,378,000	986,696,000

Retail:
1-4 Family Mortgages	254,559,000	195,226,000	190,385,000	214,695,000	31,467,000
Home Equity & Other Consumer Loans	100,425,000	118,047,000	140,646,000	159,204,000	35,080,000
Total Retail	354,984,000	313,273,000	331,031,000	373,899,000	66,547,000

Total Loans	$2,558,552,000	$2,378,620,000	$2,277,727,000	$2,089,277,000	$1,053,243,000

The following table presents total loans outstanding as of December 31, 2017, according to scheduled repayments of principal on fixed rate loans and repricing frequency on variable rate loans. Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

	Less Than	One Through	More Than
	One Year	Five Years	Five Years	Total

Construction and land development	$114,903,000	$24,124,000	$54,714,000	$193,741,000
Real estate - residential properties	82,211,000	125,236,000	131,648,000	339,095,000
Real estate - multi-family properties	12,702,000	29,335,000	3,372,000	45,409,000
Real estate - commercial properties	523,594,000	443,967,000	226,295,000	1,193,856,000
Commercial and industrial	570,250,000	159,891,000	22,534,000	752,675,000
Consumer	3,147,000	25,374,000	5,255,000	33,776,000
Total loans	$1,306,807,000	$807,927,000	$443,818,000	$2,558,552,000

Fixed rate loans	$117,767,000	$748,981,000	$374,529,000	$1,241,277,000
Floating rate loans	1,189,040,000	58,946,000	69,289,000	1,317,275,000
Total loans	$1,306,807,000	$807,927,000	$443,818,000	$2,558,552,000

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

Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest and foreclosed properties, totaled $9.4 million (0.3% of total assets) as of December 31, 2017, compared to $6.4 million (0.2% of total assets) as of December 31, 2016. The volume of nonperforming assets has generally been on a steady trend over the past several years. One commercial loan relationship, which was placed on nonaccrual during late 2014, accounted for approximately 70% of total nonperforming assets at year-end 2014. This relationship was resolved during mid-2015. Given the low level of nonperforming loans and accruing loans 30 to 89 days delinquent, combined with a steady level of watch list credits and what we believe are strong credit administration practices, we are pleased with the overall quality of the loan portfolio.

The following tables provide a breakdown of nonperforming assets by property type:

NONPERFORMING LOANS

	12/31/17	12/31/16	12/31/15	12/31/14	12/31/13
Residential Real Estate:
Land Development	$0	$16,000	$23,000	$84,000	$40,000
Construction	0	0	0	0	0
Owner Occupied / Rental	3,381,000	2,739,000	2,917,000	4,229,000	4,219,000
	3,381,000	2,755,000	2,940,000	4,313,000	4,259,000

Commercial Real Estate:
Land Development	35,000	95,000	155,000	209,000	389,000
Construction	0	0	0	0	0
Owner Occupied	2,241,000	285,000	2,131,000	18,091,000	885,000
Non-Owner Occupied	0	488,000	108,000	378,000	169,000
	2,276,000	868,000	2,394,000	18,678,000	1,443,000

Non-Real Estate:
Commercial Assets	1,444,000	2,293,000	69,000	6,401,000	1,016,000
Consumer Assets	42,000	23,000	41,000	42,000	0
	1,486,000	2,316,000	110,000	6,443,000	1,016,000

Total	$7,143,000	$5,939,000	$5,444,000	$29,434,000	$6,718,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	12/31/17	12/31/16	12/31/15	12/31/14	12/31/13
Residential Real Estate:
Land Development	$0	$0	$0	$329,000	$427,000
Construction	0	0	0	0	22,000
Owner Occupied / Rental	193,000	144,000	598,000	722,000	207,000
	193,000	144,000	598,000	1,051,000	656,000

Commercial Real Estate:
Land Development	0	0	0	0	92,000
Construction	0	0	0	0	0
Owner Occupied	2,031,000	325,000	612,000	247,000	164,000
Non-Owner Occupied	36,000	0	83,000	697,000	1,939,000
	2,067,000	325,000	695,000	944,000	2,195,000

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$2,260,000	$469,000	$1,293,000	$1,995,000	$2,851,000

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	2017	2016	2015	2014	2013

Beginning balance	$5,939,000	$5,444,000	$29,434,000	$6,718,000	$18,970,000
Additions, net of transfers to other real estate owned	7,604,000	5,655,000	4,543,000	25,871,000	1,726,000
Returns to performing status	(232,000)	(13,000)	(48,000)	(779,000)	0
Principal payments	(4,234,000)	(4,166,000)	(23,641,000)	(2,063,000)	(10,934,000)
Loan charge-offs	(1,934,000)	(981,000)	(4,844,000)	(313,000)	(3,044,000)

Total	$7,143,000	$5,939,000	$5,444,000	$29,434,000	$6,718,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	2017	2016	2015	2014	2013

Beginning balance	$469,000	$1,293,000	$1,995,000	$2,851,000	$6,970,000
Additions	4,401,000	725,000	2,186,000	2,593,000	2,181,000
Sale proceeds	(677,000)	(1,428,000)	(2,377,000)	(3,183,000)	(5,585,000)
Valuation write-downs	(1,933,000)	(121,000)	(511,000)	(266,000)	(715,000)

Total	$2,260,000	$469,000	$1,293,000	$1,995,000	$2,851,000

Gross loan charge-offs equaled $3.2 million during 2017, while recoveries of prior period charge-offs totaled $1.8 million. Resulting net loan charge-offs equaled $1.4 million, or only 0.06% of average total loans. Gross loan charge-offs equaled $2.2 million during 2016, while recoveries of prior period charge-offs totaled $1.6 million. Resulting net loan charge-offs equaled $0.6 million, or only 0.03% of average total loans. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of recoveries.

The following table summarizes changes in the allowance for originated loan losses for the past five years:

	2017	2016	2015	2014	2013

Originated loans outstanding at year-end	$2,169,957,000	$1,884,548,000	$1,616,587,000	$1,246,116,000	$1,053,243,000

Daily average balance of originated loans outstanding during the year	$2,054,809,000	$1,784,978,000	$1,428,150,000	$1,141,682,000	$1,050,961,000

Balance of allowance for originated loans at beginning of year	$17,868,000	$15,233,000	$19,299,000	$22,821,000	$28,677,000

Originated loans charged-off:
Commercial, financial and agricultural	(2,272,000)	(980,000)	(4,910,000)	(840,000)	(3,596,000)
Construction and land development	(20,000)	0	(4,000)	(36,000)	(822,000)
Residential real estate	(687,000)	(809,000)	(1,053,000)	(484,000)	(862,000)
Instalment loans to individuals	(204,000)	(344,000)	(228,000)	(70,000)	(10,000)
Total charge-offs	(3,183,000)	(2,133,000)	(6,195,000)	(1,430,000)	(5,290,000)

Recoveries of previously charged-off originated loans:
Commercial, financial and agricultural	1,445,000	754,000	2,535,000	1,117,000	4,795,000
Construction and land development	129,000	334,000	122,000	180,000	897,000
Residential real estate	131,000	522,000	122,000	404,000	933,000
Instalment loans to individuals	102,000	60,000	51,000	0	9,000
Total recoveries	1,807,000	1,670,000	2,830,000	1,701,000	6,634,000

Net loan (charge-offs) recoveries	(1,376,000)	(463,000)	(3,365,000)	271,000	1,344,000

Provision for loan losses for originated loans	2,641,000	3,098,000	(701,000)	(3,793,000)	(7,200,000)

Balance of allowance for originated loans at end of year	$19,133,000	$17,868,000	$15,233,000	$19,299,000	$22,821,000

Ratio of net loan (charge-offs) recoveries to average loans outstanding during the year	(0.07%)	(0.03%)	(0.24%)	0.02%	0.13%

Ratio of allowance to originated loans outstanding at year-end	0.88%	0.95%	0.94%	1.55%	2.17%

The following table illustrates the breakdown of the allowance for originated loans balance by loan type (dollars in thousands) and of the total originated loan portfolio (in percentages):

	12/31/2017		12/31/2016		12/31/2015		12/31/2014		12/31/2013
	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio

Commercial, financial and agricultural	$15,616	77.8%	$15,035	85.8%	$12,017	80.7%	$16,112	82.8%	$17,860	84.0%
Construction and land development	1,260	7.6	991	6.0	1,655	10.9	1,012	8.8	1,858	8.9
Residential real estate	1,758	13.3	1,374	6.4	1,235	6.4	1,974	7.2	3,027	6.8
Instalment loans to individuals	406	1.3	508	1.8	186	2.0	125	1.2	68	0.3
Unallocated	93	0.0	(40)	0.0	140	0.0	76	0.0	8	0.0
Total	$19,133	100.0%	$17,868	100.0%	$15,233	100.0%	$19,299	100.0%	$22,821	100.0%

The following table depicts the ratio of our allowance to nonperforming loans:

	12/31/17	12/31/16	12/31/15	12/31/14	12/31/13

Ratio of allowance to nonperforming loans	273.0%	302.4%	288.0%	68.1%	339.7%

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

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired loans. Our migration takes into account various time periods; however, at year-end 2017 we placed most weight on the period starting December 31, 2010 through December 31, 2017. We believe this period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general market consensus of economic conditions in the near future.

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

The allowance for originated loans equaled $19.1 million as of December 31, 2017, or 0.9% of total originated loans outstanding, compared to 1.0% at year-end 2016. The allowance for acquired loans equaled $0.4 million as of December 31, 2017, compared to $0.1 million at year-end 2016. As of December 31, 2017, the allowance for originated loans was comprised of $17.3 million in general reserves relating to non-impaired loans, $1.4 million in specific reserve allocations relating to nonaccrual loans, and $0.4 million in specific allocations on other loans, primarily accruing loans designated as troubled debt restructurings.

Although we believe the allowance is adequate to absorb losses as they arise, there can be no assurance that we will not sustain losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Troubled debt restructurings totaled $8.6 million at December 31, 2017, consisting of $2.5 million that are on nonaccrual status and $6.1 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, is not included in our nonperforming loan totals. Impaired loans with an aggregate carrying value of $0.9 million as of December 31, 2017 had been subject to previous partial charge-offs aggregating $1.4 million. Those partial charge-offs were recorded as follows: $0.7 million in 2017, less than $0.1 million in 2016, 2015, 2013 and 2012, $0.4 million in 2011 and $0.2 million in 2010. As of December 31, 2017, specific reserves allocated to impaired loans that had been subject to a previous partial charge-off totaled less than $0.1 million.

The following table provides a breakdown of our loans categorized as troubled debt restructurings:

	12/31/17	12/31/16	12/31/15	12/31/14	12/31/13

Performing	$6,128,000	$12,480,000	$19,336,000	$24,001,000	$30,247,000
Nonperforming	2,434,000	1,132,000	2,358,000	26,433,000	4,645,000

Total	$8,562,000	$13,612,000	$21,694,000	$50,434,000	$34,892,000

Securities available for sale increased $7.7 million during 2017, totaling $336 million as of December 31, 2017. The securities portfolio equaled 11.3% of average earning assets during 2017. During 2017, purchases of U.S. Government agency bonds totaled $35.6 million, U.S. Government agency issued or guaranteed mortgage-backed securities aggregated $10.2 million and municipal bonds totaled $21.2 million. Proceeds from matured and called U.S. Government agency and municipal bonds during 2017 totaled $18.8 million and $20.6 million, respectively, with another $13.0 million from principal paydowns on mortgage-backed securities. In addition, proceeds from the sales of U.S. Government agency issued or guaranteed mortgage-backed securities and municipal bonds totaled $5.0 million and $2.6 million, respectively. At December 31, 2017, the securities portfolio was primarily comprised of U.S. Government agency bonds (51%), municipal bonds (37%) and U.S. Government agency issued or guaranteed mortgage-backed securities (12%). All of our securities are currently designated as available for sale, and therefore are stated at fair value. The fair value of securities designated as available for sale at December 31, 2017 totaled $336 million, including a net unrealized loss of $6.2 million. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function.

The following table reflects the composition of the securities portfolio:

	12/31/17		12/31/16		12/31/15
	Carrying		Carrying		Carrying
	Value	Percent	Value	Percent	Value	Percent

U.S. Government agency debt obligations	$169,700,000	50.5%	$152,040,000	46.3%	$147,040,000	42.4%

Mortgage-backed securities	38,792,000	11.6	47,392,000	14.5	67,074,000	19.3

Municipal general obligations	121,293,000	36.1	119,047,000	36.3	122,023,000	35.2

Municipal revenue bonds	3,978,000	1.2	7,631,000	2.3	8,914,000	2.6

Other investments	1,981,000	0.6	1,950,000	0.6	1,941,000	0.5

Totals	$335,744,000	100.0%	$328,060,000	100.0%	$346,992,000	100.0%

FHLBI stock totaled $11.0 million as of December 31, 2017, compared to $8.0 million as of December 31, 2016. The $3.0 million increase reflects stock purchases to support the increased level of FHLBI advances during 2017. Our investment in FHLBI stock is necessary to engage in their advance and other financing programs. We continue to receive regular quarterly cash dividends, and we expect a cash dividend will continue in future quarterly periods.

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

The following table shows by class of maturities as of December 31, 2017, the amounts and weighted average yields (on a fully taxable-equivalent basis) of investment securities:

	Carrying	Average
	Value	Yield
Obligations of U.S. Government agencies:
One year or less	$9,278,000	1.56%
Over one through five years	17,718,000	1.68
Over five through ten years	59,564,000	2.30
Over ten years	83,140,000	2.84
	169,700,000	2.46
Obligations of states and political subdivisions:
One year or less	20,397,000	1.82
Over one through five years	47,220,000	2.29
Over five through ten years	38,380,000	2.90
Over ten years	19,274,000	3.21
	125,271,000	2.54

Mortgage-backed securities	38,792,000	2.17
Other investments	1,981,000	2.71

Totals	$335,744,000	2.46%

Other interest-earning assets, primarily consisting of excess funds deposited with the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate sensitivity. The average balance of these funds equaled 3.1% of average earning assets during 2017, compared to 2.8% during 2016. We anticipate the level of these earning assets to average approximately 2% of average earning assets in future periods.

Non-Earning Assets

Cash and due from bank balances averaged 1.6% of total assets during 2017, with no significant changes expected in future periods. Net premises and fixed assets equaled $46.0 million as of December 31, 2017, or 1.4% of total assets. Net purchases during 2017 totaled $5.4 million, while depreciation expense aggregated to $3.0 million. Foreclosed and repossessed assets totaled $2.3 million at December 31, 2017, compared to $0.5 million at December 31, 2016; the $1.8 million increase during the current year primarily reflects the transfer of a bank-owned parcel of real estate, which is no longer being considered for use as a bank facility, in the amount of $1.6 million from fixed assets to other real estate owned. The parcel of real estate is expected to be sold in the next six months for an amount that approximates current book value. While we expect further transfers from loans to foreclosed and repossessed assets in future periods reflecting our collection efforts on some impaired lending relationships, we believe the strong quality of our loan portfolio will limit any overall increase in, and average balance of, this nonperforming asset category.

Source of Funds

Total deposits increased $147 million during 2017, totaling $2.52 billion as of December 31, 2017. Out-of-area deposits increased $26.5 million during 2017, and equaled 4.1% of total deposits at year-end 2017, compared to 3.2% as of December 31, 2016. FHLBI advances increased $45.0 million during 2017, totaling $220 million as of December 31, 2017.

Noninterest-bearing checking accounts increased $55.8 million during 2017, generally due to deposit account openings as part of recently established commercial lending relationships and transfers from sweep accounts to new noninterest-bearing checking accounts reflecting updated interest rate and fee structures. Interest-bearing checking accounts increased $9.8 million, while savings deposits declined $17.5 million, the latter primarily reflecting typical fluctuations in certain public unit savings accounts. Money market deposit accounts increased $155 million during 2017, while local time deposits decreased $82.3 million, in large part reflecting one depositor transferring their funds from time deposits to money market deposit accounts. This negotiated transfer was completed at the request of the depositor to ease recordkeeping burdens; although the funds are no longer in time deposit products, we believe the stability of this long-standing deposit relationship is unchanged. In addition, money market deposit accounts increased due to an enhanced high balance money market deposit account product offering that was initiated in mid-2017.

Sweep accounts decreased $13.0 million during 2017, totaling $119 million as of December 31, 2017. The decline primarily reflects certain customers transferring funds from the sweep product to noninterest-bearing checking accounts reflecting updated interest rate and fee structures. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts to overnight interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. All of our repurchase agreements are accounted for as secured borrowings.

FHLBI advances increased $45.0 million during 2017, totaling $220 million as of December 31, 2017. FHLBI advances are primarily used to assist in funding loan demand, as well as playing an integral role in our interest rate risk management program. FHLBI advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio. Our borrowing line of credit at year-end 2017 totaled $731 million, with availability of $511 million.

Shareholders’ equity increased $25.1 million during 2017, totaling $366 million as of December 31, 2017. Positively impacting shareholders’ equity was net income of $31.3 million, while negatively affecting shareholders’ equity were cash dividends on our common stock totaling $12.0 million. Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by a total of $2.3 million.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

Summary

We recorded net income of $31.3 million, or $1.90 per basic and diluted share, for 2017, compared to net income of $31.9 million, or $1.96 per basic and diluted share, for 2016. Excluding the impacts of certain one-time transactions, net income was $31.2 million, or $1.89 per basic and diluted share, in 2017, and $28.7 million, or $1.76 per basic and diluted share, in 2016. A bank owned life insurance death benefit claim in the first quarter of 2017 increased net income during 2017 by $1.4 million, or $0.09 per basic and diluted share, while the revaluation of the net deferred tax asset in response to the Tax Cuts and Jobs Act becoming law in December 2017 decreased net income in the current year by $1.3 million, or $0.08 per basic and diluted share. The repurchase of $11.0 million in trust preferred securities at a 27% discount during the first quarter of 2016 increased net income during 2016 by $1.8 million, or $0.11 per basic and diluted share. We also recorded accelerated discount accretion on called U.S. Government agency bonds during 2016 that increased net income by $1.4 million, or $0.09 per basic and diluted share.

Our earnings performance in 2017 benefited from increased net interest income, which more than offset increased noninterest expense. The increased net interest income resulted from a higher level of average earning assets. The increased noninterest expense was primarily attributable to expected increases in various operating expenses stemming from recent expansion initiatives and increased salary expense, mainly reflecting annual employee merit pay increases, the hiring of additional staff, a larger bonus accrual, and greater stock-based compensation expense. Growth in our primary noninterest income revenue streams, including treasury management income, credit and debit card interchange fees, mortgage banking activity income, payroll processing revenue, and customer service fees, also contributed to the improved earnings performance.

The following table shows some of the key performance and equity ratios for the years ended December 31, 2017 and 2016:

	2017	2016
Return on average assets	1.00%	1.07%
Return on average shareholders’ equity	8.82%	9.35%
Average shareholders’ equity to average assets	11.28%	11.42%

Net Interest Income

Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. Interest income (adjusted for tax-exempt income) and interest expense totaled $126 million and $15.8 million during 2017, respectively, providing for net interest income of $111 million. During 2016, interest income and interest expense equaled $119 million and $12.6 million, respectively, providing for net interest income of $107 million.

In comparing 2017 with 2016, interest income increased 6.0%, interest expense was up 25.5%, and net interest income increased 3.7%. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types and levels of assets and liabilities, the interest rate environment, interest rate risk, asset quality, liquidity, and customer behavior also impact net interest income as well as the net interest margin.

The $3.9 million increase in net interest income in 2017 compared to 2016 resulted from a higher level of average earning assets, which more than offset a lower net interest margin. During 2017, earning assets averaged $2.92 billion, or $152 million higher than average earning assets during 2016. Average loans increased $138 million, average other interest-earning assets increased $13.1 million, and average securities increased $0.6 million. During 2017, the net interest margin equaled 3.79%, down from 3.86% during 2016 due to a higher cost of funds, which more than offset an increased yield on average earning assets. The higher cost of funds primarily resulted from increased costs of certain non-time deposits, time deposits, and borrowed funds. The improved yield on average earning assets mainly resulted from an increased yield on loans, primarily reflecting higher interest rates on variable-rate commercial loans stemming from recent Federal Open Market Committee (“FOMC”) rate hikes, which more than offset a decreased yield on securities, mainly reflecting a decreased level of accelerated purchase discount accretion on called U.S. Government agency bonds.

The following table depicts the average balance, interest earned and paid, and weighted average rate of our assets, liabilities and shareholders’ equity during 2017, 2016 and 2015. The subsequent table also depicts the dollar amount of change in interest income and interest expense of interest-earning assets and interest-bearing liabilities, respectively, segregated between change due to volume and change due to rate. For tax-exempt investment securities, interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $0.8 million in both 2017 and 2016 and $0.6 million in 2015 for this non-GAAP, but industry standard, adjustment. This adjustment equated to a three basis point increase in our net interest margin during both 2017 and 2016 and a two basis point increase in our net interest margin during 2015.

(Dollars in thousands)	Years ended December 31,
	2 0 1 7			2 0 1 6			2 0 1 5
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Taxable securities	$224,786	$5,326	2.37%	$224,297	$6,842	3.05%	$281,476	$5,918	2.10%
Tax-exempt securities	115,984	3,103	2.68	115,875	2,932	2.53	114,603	2,650	2.31
Total securities	340,770	8,429	2.47	340,172	9,774	2.87	396,079	8,568	2.16

Loans	2,483,440	116,816	4.70	2,345,308	109,049	4.65	2,178,276	104,106	4.78
Interest-earning deposits	90,925	1,096	1.21	77,852	401	0.51	68,234	188	0.28
Federal funds sold	0	0	0.00	11	<1	0.25	10,719	27	0.25
Total earning assets	2,915,135	126,341	4.33	2,763,343	119,224	4.31	2,653,308	112,889	4.25

Allowance for loan losses	(18,949)			(16,895)			(18,082)
Cash and due from banks	48,061			45,890			46,714
Other non-earning assets	198,426			195,446			199,557

Total assets	$3,142,673			$2,987,784			$2,881,497

Interest-bearing demand deposits	$377,933	$507	0.13%	$360,180	$336	0.09%	$404,866	$721	0.18%
Savings deposits	341,175	351	0.10	340,076	296	0.09	341,265	401	0.12
Money market accounts	354,145	2,122	0.60	290,528	360	0.12	268,071	420	0.16
Time deposits	516,525	6,382	1.24	577,062	6,557	1.14	657,938	6,048	0.92
Total interest-bearing deposits	1,589,778	9,362	0.59	1,567,846	7,549	0.48	1,672,140	7,590	0.45

Short-term borrowings	116,615	190	0.16	149,079	211	0.14	146,826	157	0.11
Federal Home Loan Bank advances	217,849	3,657	1.68	149,344	2,263	1.51	55,556	765	1.38
Other borrowings	48,453	2,586	5.34	48,711	2,567	5.27	58,509	2,642	4.52
Total interest-bearing liabilities	1,972,695	15,795	0.80	1,914,980	12,590	0.66	1,933,031	11,154	0.58

Demand deposits	802,024			715,550			606,750
Other liabilities	13,506			15,914			11,929
Total liabilities	2,788,225			2,646,444			2,551,710
Average equity	354,448			341,340			329,787
Total liabilities and equity	$3,142,673			$2,987,784			$2,881,497

Net interest income		$110,546			$106,634			$101,735
Rate spread			3.53%			3.65%			3.67%
Net interest margin			3.79%			3.86%			3.83%

	Years ended December 31,
	2017 over 2016			2016 over 2015
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income
Taxable securities	$(1,516,000)	$15,000	$(1,531,000)	$923,000	$(1,371,000)	$2,294,000
Tax exempt securities	171,000	3,000	168,000	283,000	30,000	253,000
Loans	7,767,000	6,485,000	1,282,000	4,943,000	7,823,000	(2,880,000)
Interest-earning deposit balances	695,000	77,000	618,000	213,000	30,000	183,000
Federal funds sold	0	0	0	(27,000)	(20,000)	(7,000)
Net change in tax-equivalent interest income	7,117,000	6,580,000	537,000	6,335,000	6,492,000	(157,000)

Increase (decrease) in interest expense
Interest-bearing demand deposits	171,000	17,000	154,000	(385,000)	(72,000)	(313,000)
Savings deposits	55,000	1,000	54,000	(105,000)	(1,000)	(104,000)
Money market accounts	1,762,000	95,000	1,667,000	(60,000)	33,000	(93,000)
Time deposits	(175,000)	(721,000)	546,000	509,000	(804,000)	1,313,000
Short-term borrowings	(21,000)	(50,000)	29,000	54,000	2,000	52,000
Federal Home Loan Bank advances	1,394,000	1,129,000	265,000	1,498,000	1,414,000	84,000
Other borrowings	19,000	(14,000)	33,000	(75,000)	(479,000)	404,000
Net change in interest expense	3,205,000	457,000	2,748,000	1,436,000	93,000	1,343,000
Net change in tax-equivalent net interest income	$3,912,000	$6,123,000	$(2,211,000)	$4,899,000	$6,399,000	$(1,500,000)

Interest income is primarily generated from the loan portfolio, and to a significantly lesser degree, from securities and other interest-earning assets. Interest income increased $7.1 million during 2017 from that earned in 2016, totaling $126 million in 2017 compared to $119 million in the previous year. The increase in interest income is primarily attributable to a higher level of average earning assets; a slightly higher yield on average earning assets also contributed to the increased interest income. During 2017 and 2016, earning assets had an average yield (tax equivalent-adjusted basis) of 4.33% and 4.31%, respectively. The improved yield on average earning assets mainly resulted from an increased yield on loans, primarily reflecting higher interest rates on variable-rate commercial loans stemming from the previously-mentioned FOMC rate hikes, which more than offset a decreased yield on securities, mainly reflecting a decreased level of accelerated purchase discount accretion on called U.S. Government agency bonds. A change in earning asset mix also contributed to the increased yield on average earning assets; average loans represented 85.2% of average earning assets during 2017, up from 84.9% during 2016.

Interest income generated from the loan portfolio increased $7.8 million in 2017 compared to the level earned in 2016; growth in the loan portfolio during 2017 resulted in a $6.5 million increase in interest income, while an increase in loan yield from 4.65% in 2016 to 4.70% in 2017 resulted in a $1.3 million increase in interest income. The higher yield on loans mainly resulted from an increased yield on commercial loans, which more than offset a decreased yield on residential mortgage loans. The yield on commercial loans equaled 4.70% during 2017, up from 4.60% during 2016 as the positive impacts of the FOMC rate hikes in December 2016 and March, June, and December 2017 more than offset the negative impacts of loans being originated and renewed at lower rates in light of the ongoing relatively low interest rate environment and competitive pressures. The decline in the yield on residential mortgage loans from 5.10% during 2016 to 4.70% during 2017 primarily reflected the booking of adjustable-rate mortgages with initial rates that were generally lower than the existing portfolio’s average rate. Interest income on acquired loans totaled $4.6 million in 2017, compared to $4.9 million in 2016.

Interest income generated from the securities portfolio decreased $1.3 million in 2017 compared to the level earned in 2016; a decline in the yield on securities from 2.87% during 2016 to 2.47% during 2017 resulted in a $1.4 million decrease in interest income, while an increase in the average balance of the securities portfolio resulted in an increase in interest income of less than $0.1 million. The decreased yield on securities mainly reflects a lower level of accelerated discount accretion on called U.S. Government agency bonds being recorded as interest income. The accelerated discount accretion totaled $2.2 million during 2016, positively impacting the net interest margin by eight basis points; a nominal level of accelerated discount accretion was recorded as interest income during 2017. Interest income on other interest-earning assets increased $0.7 million primarily due to an increased yield.

Interest expense is primarily generated from interest-bearing deposits, and to a lesser degree, from borrowed funds. Interest expense increased $3.2 million during 2017 from that expensed in 2016, totaling $15.8 million in 2017 compared to $12.6 million in the previous year. The increase in interest expense resulted from a higher cost of funds and an increase in interest-bearing liabilities. During 2017 and 2016, interest-bearing liabilities had a weighted average rate of 0.80% and 0.66%, respectively; an increase in interest expense of $2.7 million was recorded during 2017 due to the higher cost of funds. The higher weighted average cost of interest-bearing liabilities mainly resulted from increased costs of certain interest-bearing non-time deposits, time deposits, and borrowed funds. The cost of interest-bearing non-time deposit accounts increased from 0.10% during 2016 to 0.28% during 2017, primarily reflecting one large depositor transferring funds from time deposits into a money market account product at rates higher than the average rate on the money market product at the time of transfer and the offering of a high balance money market account product with a higher rate. The cost of time deposits increased from 1.14% during 2016 to 1.24% during 2017, primarily reflecting higher costs of public unit certificates of deposit $100,000 and over and brokered certificates of deposit $100,000 and over. The cost of borrowed funds increased from 1.45% during 2016 to 1.68% during 2017 primarily due to a change in borrowing mix and an increased cost of FHLBI advances. Average lower-costing sweep accounts represented 30.4% of average borrowed funds during 2017, down from 42.9% during 2016, while average higher-costing FHLBI advances represented 56.9% and 43.0% of average borrowed funds during the respective periods. Longer-term FHLBI advances totaling $90 million were obtained during 2017 to meet loan funding and interest rate risk management needs. Average interest-bearing liabilities were $1.97 billion during 2017, up $57.7 million, or 3.0%, from the $1.91 billion average during 2016.

An increase in interest-bearing non-time deposits during 2017, totaling $82.5 million, equated to an increase in interest expense of $0.1 million, while a higher average rate paid on these deposit accounts resulted in a $1.9 million increase in interest expense. Average time deposits decreased $60.5 million during 2017, in large part reflecting the aforementioned transfer of funds into a money market account product; the decreased balance equated to a decline in interest expense of $0.7 million. A $0.5 million increase in interest expense resulted from a higher average rate paid on time deposits.

Average short-term borrowings, comprised entirely of sweep accounts, declined $32.5 million during 2017, resulting in a $0.1 million decrease in interest expense, while a higher average rate paid on these accounts resulted in a nominal increase in interest expense. Average FHLBI advances increased $68.5 million, resulting in a $1.1 million increase in interest expense, while a higher average rate paid on the advances resulted in a $0.3 million increase in interest expense. A $0.3 million decrease in average other borrowings, coupled with a slight increase in the average rate paid on these borrowings, resulted in a nominal increase in interest expense.

Net interest income and the net interest margin during 2017 and 2016 were also affected by purchase accounting accretion and amortization entries associated with the fair value measurements recorded effective June 1, 2014. Increases in interest income on loans totaling $4.6 million and $4.9 million were recorded during 2017 and 2016, respectively. An increase in interest expense on subordinated debentures totaling $0.7 million was recorded during both 2017 and 2016. Purchased loan accretion amounts vary from period to period as a result of periodic cash flow re-estimations, loan payoffs, and payment performance.

Provision for Loan Losses

A loan loss provision expense of $3.0 million was recorded in 2017, compared to a provision expense of $2.9 million recorded in 2016. The provision expense recorded during 2017 primarily reflects ongoing loan growth and an assessment change in our economic conditions environmental factor, while the provision expense incurred during 2016 mainly reflects loan growth and an assessment change in our concentrations environmental factor.

Net loan charge-offs of $1.4 million were recorded during 2017, compared to $0.6 million during the prior year. The allowance for originated loans, as a percentage of total originated loans, was 0.9% and 1.0% as of December 31, 2017 and December 31, 2016, respectively. Our allowance for acquired loans totaled $0.4 million and $0.1 million as of December 31, 2017 and December 31, 2016, respectively.

Noninterest Income

Noninterest income totaled $19.0 million in 2017, a decrease of $2.0 million, or 9.7%, from the $21.0 million earned in 2016. Our primary noninterest income revenue streams, including treasury management income, credit and debit card interchange fees, mortgage banking activity income, payroll processing revenue, and customer service fees, increased $1.2 million, or 8.5%, on a combined basis in 2017 compared to the prior year. The increase in mortgage banking activity income primarily reflects the positive impact of strategic initiatives that were implemented in the latter half of 2016 and throughout 2017, including the hiring of additional loan originators, introduction of new and enhanced products, loan programs and increased marketing efforts. Noninterest income during both 2017 and 2016 benefited from certain one-time transactions, including a $1.4 million bank owned life insurance death benefit claim in 2017 and a $2.9 million pre-tax gain associated with a trust preferred securities repurchase transaction and $0.4 million in reimbursements related to certain medical insurance premiums charged in prior years in 2016.

Noninterest Expense

Noninterest expense during 2017 totaled $79.7 million, an increase of $2.6 million, or 3.4%, from the $77.1 million expensed in 2016. The higher level of expense primarily resulted from increased salary expense and expected increases in various operating expenses stemming from recent expansion initiatives. Salary expense was $37.2 million during 2017, an increase of $2.7 million, or 7.8%, from the $34.5 million expensed during 2016. The increased salary expense primarily reflects annual employee merit pay increases, the hiring of additional staff, a larger bonus accrual, and greater stock-based compensation expense. A significant portion of the increased salary expense resulting from staff additions reflects the opening of the southeast Michigan office. Employee benefit costs during 2017 were $8.2 million, a decrease of $0.8 million, or 9.0%, from the $9.0 million expensed in 2016, primarily reflecting lower health insurance costs. Occupancy and furniture and equipment costs increased $0.2 million on a combined basis in 2017, mainly resulting from higher depreciation expense. Data processing costs totaled $8.2 million in 2017, up $0.3 million, or 3.6%, from the $7.9 million expensed in 2016, primarily reflecting higher costs related to credit and debit card services. FDIC insurance premiums during 2017 were $1.0 million, a decrease of $0.3 million, or 22.3%, from the $1.3 million expensed during 2016; the decrease mainly resulted from changes to the deposit insurance assessment calculation that became effective in the third quarter of 2016.

Federal Income Tax Expense

During 2017, we recorded income before federal income tax of $46.1 million and a federal income tax expense of $14.8 million, compared to income before federal income tax of $46.9 million and a federal income tax expense of $15.0 million during 2016. Our effective tax rate was 32.1% during 2017, compared to 31.9% during 2016. The decrease in federal income tax expense during 2017 compared to 2016 period resulted from the lower level of income before federal income tax. The higher effective tax rate in 2017 compared to the prior year reflects the impact of the revaluation of our net deferred tax asset in response to the Tax Cuts and Jobs Act, which resulted in increased federal income tax expense of $1.3 million in the current year. The aforementioned nontaxable bank owned life insurance death benefit claim positively impacted the effective tax rate in 2017.

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

Provision for Loan Losses

A loan loss provision expense of $2.9 million was recorded in 2016, compared to a negative provision expense of $1.0 million recorded in 2015. The provision expense recorded during 2016 primarily reflects ongoing loan growth and an assessment change in our concentrations environmental factor, while the negative provision expense recorded during 2015 resulted from multiple factors, including recoveries of previously charged-off loans, reversals of specific reserves, a reduced level of loan-rating downgrades and ongoing loan-rating upgrades.

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

CAPITAL RESOURCES

Shareholders’ equity increased $25.1 million during 2017, totaling $366 million as of December 31, 2017. Positively impacting shareholders’ equity was net income of $31.3 million, while negatively affecting shareholders’ equity were cash dividends on our common stock totaling $12.0 million. Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by a total of $2.3 million.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. As of December 31, 2017, our bank’s total risk-based capital ratio was 12.6%, compared to 13.1% at December 31, 2016. Our bank’s total regulatory capital increased $18.1 million during 2017, primarily reflecting the net impact of net income totaling $33.3 million and cash dividends paid to Mercantile Bank Corporation aggregating $16.1 million. Our bank’s total risk-based capital ratio was also impacted by a $249 million increase in total risk-weighted assets, primarily resulting from net commercial loan growth. As of December 31, 2017, our bank’s total regulatory capital equaled $371 million, or $77.0 million in excess of the amount necessary to attain the 10.0% minimum total risk-based capital ratio, which is among the requirements to be categorized as “well capitalized.”

On January 30, 2015, we announced that our Board of Directors had authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced a $15.0 million expansion of the stock repurchase plan. Since inception, we have purchased a total of 956,419 shares at a total price of $19.5 million, at an average price per share of $20.38; no shares were purchased under the authorized plan during 2017. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan, which would also likely be funded from cash dividends paid to us from our bank.

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

To assist in providing needed funds, we regularly obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLBI, totaled $323 million, or 11.3% of combined deposits and borrowed funds as of December 31, 2017, compared to $251 million, or 9.4% of combined deposits and borrowed funds, as of December 31, 2016.

Sweep accounts decreased $13.0 million during 2017, totaling $119 million as of December 31, 2017. The decline primarily reflects certain customers transferring funds from the sweep product to noninterest-bearing checking accounts reflecting updated interest rate and fee structures. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts to overnight interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. All of our repurchase agreements are accounted for as secured borrowings.

Information regarding our repurchase agreements as of December 31, 2017 and during 2017 is as follows:

Outstanding balance at December 31, 2017	$118,748,000
Weighted average interest rate at December 31, 2017	0.16%
Maximum daily balance twelve months ended December 31, 2017	$142,459,000
Average daily balance for twelve months ended December 31, 2017	$116,587,000
Weighted average interest rate for twelve months ended December 31, 2017	0.16%

FHLBI advances increased $45.0 million during 2017, totaling $220 million as of December 31, 2017. FHLBI advances are primarily used to assist in funding loan demand, as well as playing an integral role in our interest rate risk management program. FHLBI advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio. Our borrowing line of credit at year-end 2017 totaled $731 million, with availability of $511 million.

We also have the ability to borrow up to $50.0 million on a daily basis through a correspondent bank using an established unsecured federal funds purchased line of credit. We accessed this line of credit on two occasions during 2017; prior to these borrowings, we had not accessed any federal funds purchased lines of credit since January of 2010. In contrast, our interest-earning deposit account at the Federal Reserve Bank of Chicago averaged $88.4 million during 2017. We have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using certain municipal bonds as collateral, we could have borrowed up to $19.9 million at December 31, 2017. We did not utilize this line of credit during the past seven years, and do not plan to access this line of credit in future periods.

The following table reflects, as of December 31, 2017, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$2,008,787,000	$0	$0	$0	$2,008,787,000
Certificates of deposit	283,844,000	155,779,000	73,955,000	0	513,578,000
Short-term borrowings	118,748,000	0	0	0	118,748,000
Federal Home Loan Bank advances	20,000,000	70,000,000	80,000,000	50,000,000	220,000,000
Subordinated debentures	0	0	0	45,517,000	45,517,000
Other borrowed money	0	0	0	3,203,000	3,203,000
Property leases	360,000	520,000	321,000	241,000	1,442,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. At December 31, 2017, we had a total of $986 million in unfunded loan commitments and $26.0 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $801 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $185 million were for loan commitments generally expected to close and become funded within the next 12 to 18 months. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

The following table depicts our loan commitments at the end of the past three years:

	12/31/17	12/31/16	12/31/15

Commercial unused lines of credit	$682,202,000	$553,345,000	$522,658,000
Unused lines of credit secured by 1-4 family residential properties	61,606,000	56,275,000	61,905,000
Credit card unused lines of credit	39,807,000	22,689,000	15,612,000
Other consumer unused lines of credit	17,629,000	8,489,000	8,583,000
Commitments to make loans	184,923,000	154,338,000	178,034,000
Standby letters of credit	26,030,000	26,202,000	34,946,000

Total	$1,012,197,000	$821,338,000	$821,738,000

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

The following table depicts our GAP position as of December 31, 2017:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$1,159,620,000	$61,829,000	$657,317,000	$306,915,000	$2,185,681,000
Residential real estate loans	63,584,000	18,627,000	125,236,000	131,648,000	339,095,000
Consumer loans	1,899,000	1,248,000	25,374,000	5,255,000	33,776,000
Securities (2)	16,140,000	27,578,000	95,042,000	208,020,000	346,780,000
Interest-earning deposits	143,474,000	0	1,500,000	0	144,974,000
Allowance for loan losses	0	0	0	0	(19,501,000)
Other assets	0	0	0	0	255,899,000
Total assets	1,384,717,000	109,282,000	904,469,000	651,838,000	$3,286,704,000

Liabilities:
Interest-bearing checking	387,758,000	0	0	0	387,758,000
Savings deposits	327,530,000	0	0	0	327,530,000
Money market accounts	427,119,000	0	0	0	427,119,000
Time deposits under $100,000	17,691,000	50,933,000	83,670,000	0	152,294,000
Time deposits $100,000 & over	50,258,000	164,962,000	146,064,000	0	361,284,000
Short-term borrowings	118,748,000	0	0	0	118,748,000
Federal Home Loan Bank advances	0	20,000,000	150,000,000	50,000,000	220,000,000
Other borrowed money	48,720,000	0	0	0	48,720,000
Noninterest-bearing checking	0	0	0	0	866,380,000
Other liabilities	0	0	0	0	11,001,000
Total liabilities	1,377,824,000	235,895,000	379,734,000	50,000,000	2,920,834,000
Shareholders' equity	0	0	0	0	365,870,000
Total liabilities & shareholders' equity	1,377,824,000	235,895,000	379,734,000	50,000,000	$3,286,704,000

Net asset (liability) GAP	$6,893,000	$(126,613,000)	$524,735,000	$601,838,000

Cumulative GAP	$6,893,000	$(119,720,000)	$405,015,000	$1,006,853,000

Percent of cumulative GAP to total assets	0.2%	(3.6%)	12.3%	30.6%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of December 31, 2017.

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

We conducted multiple simulations as of December 31, 2017, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of December 31, 2017.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 400 basis points	$(19,430,000)	(17.6%)
Interest rates down 300 basis points	(16,260,000)	(14.7)
Interest rates down 200 basis points	(12,100,000)	(11.0)
Interest rates down 100 basis points	(6,540,000)	(5.9)
No change in interest rates	(770,000)	(0.7)
Interest rates up 100 basis points	1,450,000	1.3
Interest rates up 200 basis points	3,610,000	3.3
Interest rates up 300 basis points	5,800,000	5.3
Interest rates up 400 basis points	7,950,000	7.2

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Mercantile Bank Corporation

Grand Rapids, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mercantile Bank Corporation (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 5, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

BDO USA, LLP

We have served as the Company’s auditor since 2006.

Grand Rapids, Michigan

March 5, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Mercantile Bank Corporation

Grand Rapids, Michigan

Opinion on Internal Control over Financial Reporting

We have audited Mercantile Bank Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes, and our report dated March 5, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report by Mercantile Bank Corporation’s Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

BDO USA, LLP

Grand Rapids, Michigan

March 5, 2018

March 5, 2018

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

Management assessed the Company’s system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles as of December 31, 2017. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2017, Mercantile Bank Corporation maintained an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles based on those criteria.

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

President and Chief Executive Officer

/s/ Charles E. Christmas

Charles E. Christmas

Executive Vice President, Chief Financial Officer and Treasurer

MERCANTILE BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016

	2017	2016
ASSETS
Cash and due from banks	$55,127,000	$50,200,000
Interest-earning deposits	144,974,000	133,396,000
Total cash and cash equivalents	200,101,000	183,596,000

Securities available for sale	335,744,000	328,060,000
Federal Home Loan Bank stock	11,036,000	8,026,000

Loans	2,558,552,000	2,378,620,000
Allowance for loan losses	(19,501,000)	(17,961,000)
Loans, net	2,539,051,000	2,360,659,000

Premises and equipment, net	46,034,000	45,456,000
Bank owned life insurance	68,689,000	67,198,000
Goodwill	49,473,000	49,473,000
Core deposit intangible	7,600,000	9,957,000
Other assets	28,976,000	30,146,000

Total assets	$3,286,704,000	$3,082,571,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$866,380,000	$810,600,000
Interest-bearing	1,655,985,000	1,564,385,000
Total deposits	2,522,365,000	2,374,985,000

Securities sold under agreements to repurchase	118,748,000	131,710,000
Federal Home Loan Bank advances	220,000,000	175,000,000
Subordinated debentures	45,517,000	44,835,000
Accrued interest and other liabilities	14,204,000	15,230,000
Total liabilities	2,920,834,000	2,741,760,000

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; 0 shares outstanding at December 31, 2017 and December 31, 2016	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,592,125 shares outstanding at December 31, 2017 and 16,416,695 shares outstanding at December 31, 2016	309,772,000	305,488,000
Retained earnings	61,001,000	40,904,000
Accumulated other comprehensive loss	(4,903,000)	(5,581,000)
Total shareholders’ equity	365,870,000	340,811,000

Total liabilities and shareholders’ equity	$3,286,704,000	$3,082,571,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Interest income
Loans, including fees	$116,816,000	$109,049,000	$104,106,000
Securities, taxable	5,326,000	6,842,000	5,918,000
Securities, tax-exempt	2,305,000	2,165,000	2,089,000
Other interest-earning assets	1,096,000	401,000	215,000
Total interest income	125,543,000	118,457,000	112,328,000

Interest expense
Deposits	9,362,000	7,549,000	7,590,000
Short-term borrowings	190,000	211,000	157,000
Federal Home Loan Bank advances	3,657,000	2,263,000	765,000
Subordinated debentures and other borrowings	2,586,000	2,567,000	2,642,000
Total interest expense	15,795,000	12,590,000	11,154,000

Net interest income	109,748,000	105,867,000	101,174,000

Provision for loan losses	2,950,000	2,900,000	(1,000,000)

Net interest income after provision for loan losses	106,798,000	102,967,000	102,174,000

Noninterest income
Service charges on deposit and sweep accounts	4,233,000	4,253,000	3,308,000
Credit and debit card fees	4,760,000	4,278,000	4,329,000
Mortgage banking activities	4,421,000	3,866,000	3,619,000
Earnings on bank owned life insurance	2,731,000	1,264,000	1,113,000
Payroll processing	1,305,000	1,016,000	969,000
Letter of credit fees	348,000	493,000	457,000
Gain on trust preferred securities repurchase	0	2,970,000	0
Other income	1,203,000	2,898,000	2,243,000
Total noninterest income	19,001,000	21,038,000	16,038,000

Noninterest expense
Salaries and benefits	45,397,000	43,524,000	42,594,000
Occupancy	6,186,000	6,063,000	5,976,000
Furniture and equipment rent, depreciation and maintenance	2,168,000	2,119,000	2,332,000
Data processing	8,222,000	7,939,000	7,696,000
Advertising	1,608,000	1,586,000	1,363,000
FDIC insurance costs	960,000	1,236,000	1,717,000
Problem asset costs	355,000	338,000	1,212,000
Efficiency program-related costs	0	172,000	765,000
Other expense	14,820,000	14,141,000	15,726,000
Total noninterest expenses	79,716,000	77,118,000	79,381,000

Income before federal income tax expense	46,083,000	46,887,000	38,831,000

Federal income tax expense	14,809,000	14,974,000	11,811,000

Net income	$31,274,000	$31,913,000	$27,020,000

Earnings per common share:
Basic	$1.90	$1.96	$1.63
Diluted	$1.90	$1.96	$1.62

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2017, 2016 and 2015

	2017	2016	2015

Net income	$31,274,000	$31,913,000	$27,020,000

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	2,297,000	(10,697,000)	1,874,000
Fair value of interest rate swap	82,000	169,000	0
Total other comprehensive income (loss)	2,379,000	(10,528,000)	1,874,000
Tax effect of unrealized holding gains (losses) on securities available for sale	(804,000)	3,743,000	(627,000)
Tax effect of fair value of interest rate swap	(28,000)	(59,000)	0
Total tax effect of other comprehensive income (loss)	(832,000)	3,684,000	(627,000)
Other comprehensive income (loss), net of tax effect	1,547,000	(6,844,000)	1,247,000

Comprehensive income	$32,821,000	$25,069,000	$28,267,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2017, 2016 and 2015

				Accumulated Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
($ in thousands except per share amounts)	Stock	Stock	Earnings	Income/(Loss)	Equity

Balances, January 1, 2015	$0	$317,904	$10,218	$16	$328,138

Employee stock purchase plan (2,058 shares)		44			44

Dividend reinvestment plan (30,467 shares)		655			655

Stock option exercises (59,117 shares)		891			891

Stock grants to directors for retainer fees (20,094 shares)		403			403

Stock-based compensation expense		684			684

Share repurchase program (788,541 shares)		(15,762)			(15,762)

Cash dividends ($0.58 per common share)			(9,516)		(9,516)

Net income for 2015			27,020		27,020

Change in net unrealized gain/(loss) on securities available for sale, net of tax effect				1,247	1,247

Change in fair value of interest rate swap, net of tax effect				0	0

Balances, December 31, 2015	$0	$304,819	$27,722	$1,263	$333,804

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
Years ended December 31, 2017, 2016 and 2015

				Accumulated Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
($ in thousands except per share amounts)	Stock	Stock	Earnings	Income/(Loss)	Equity

Balances, January 1, 2016	$0	$304,819	$27,722	$1,263	$333,804

Employee stock purchase plan (1,362 shares)		36			36

Dividend reinvestment plan (58,325 shares)		1,601			1,601

Stock option exercises (72,711 shares)		978			978

Stock grants to directors for retainer fees (13,000 shares)		327			327

Stock-based compensation expense		1,459			1,459

Share repurchase program (167,878 shares)		(3,732)			(3,732)

Cash dividends ($1.16 per common share)			(18,731)		(18,731)

Net income for 2016			31,913		31,913

Change in net unrealized gain/(loss) on securities available for sale, net of tax effect				(6,954)	(6,954)

Change in fair value of interest rate swap, net of tax effect				110	110

Balances, December 31, 2016	$0	$305,488	$40,904	$(5,581)	$340,811

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
Years ended December 31, 2017, 2016 and 2015

				Accumulated Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
($ in thousands except per share amounts)	Stock	Stock	Earnings	Income/(Loss)	Equity

Balances, January 1, 2017	$0	$305,488	$40,904	$(5,581)	$340,811

Employee stock purchase plan (1,351 shares)		46			46

Dividend reinvestment plan (48,012 shares)		1,576			1,576

Stock option exercises, net of shares tendered (28,082 shares)		318			318

Stock grants to directors for retainer fees (11,712 shares)		363			363

Stock-based compensation expense		1,981			1,981

Cash dividends ($0.74 per common share)			(12,046)		(12,046)

Net income for 2017			31,274		31,274

Change in net unrealized gain/(loss) on securities available for sale, net of tax effect				1,493	1,493

Reclassification of stranded tax effect related to available for sale securities resulting from Tax Cuts and Jobs Act			869	(869)	0

Change in fair value of interest rate swap, net of tax effect				54	54

Balances, December 31, 2017	$0	$309,772	$61,001	$(4,903)	$365,870

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Cash flows from operating activities
Net income	$31,274,000	$31,913,000	$27,020,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,358,000	9,576,000	11,654,000
Accretion of acquired loans	(2,338,000)	(4,925,000)	(5,338,000)
Provision for loan losses	2,950,000	2,900,000	(1,000,000)
Deferred income tax expense (benefit)	831,000	(812,000)	4,412,000
Stock-based compensation expense	1,981,000	1,459,000	684,000
Stock grants to directors for retainer fee	363,000	327,000	403,000
Proceeds from sales of mortgage loans held for sale	111,311,000	114,757,000	120,880,000
Origination of mortgage loans held for sale	(108,857,000)	(110,778,000)	(116,997,000)
Net gain on sales of mortgage loans held for sale	(3,972,000)	(3,699,000)	(3,626,000)
Gain on trust preferred securities repurchase	0	(2,970,000)	0
Net gain from sales and valuation write-downs of foreclosed assets	(319,000)	(520,000)	(62,000)
Net loss from sales and valuation write-downs of former bank premises	133,000	35,000	0
Net loss from sales and disposals of premises and equipment	71,000	174,000	55,000
Net (gain) loss from sales of available for sale securities	(37,000)	1,000	(17,000)
Earnings on bank owned life insurance	(2,731,000)	(1,264,000)	(1,113,000)
Net change in:
Accrued interest receivable	(1,056,000)	122,000	(321,000)
Other assets	(354,000)	(648,000)	(4,815,000)
Accrued interest and other liabilities	(943,000)	(1,046,000)	4,185,000
Net cash from operating activities	38,665,000	34,602,000	36,004,000

Cash flows from investing activities
Purchases of securities available for sale	(67,027,000)	(164,336,000)	(10,645,000)
Proceeds from maturities, calls and repayments of securities available for sale	52,504,000	172,173,000	93,873,000
Proceeds from sales of securities available for sale	7,619,000	264,000	1,483,000
Purchases of Federal Home Loan Bank stock	(3,010,000)	(459,000)	0
Proceeds from Federal Home Loan Bank stock redemption	0	0	6,132,000
Loan originations and payments, net	(178,373,000)	(97,282,000)	(188,932,000)
Purchases of bank owned life insurance	(1,500,000)	(7,000,000)	0
Proceeds from bank owned life insurance cash value release and death benefits	2,720,000	0	0
Purchases of premises and equipment, net	(5,423,000)	(2,025,000)	(1,081,000)
Proceeds from sales of former bank premises	25,000	45,000	0
Proceeds from sales of foreclosed assets	993,000	2,059,000	2,967,000
Net cash for investing activities	(191,472,000)	(96,561,000)	(96,203,000)

Cash flows from financing activities
Net decrease in time deposits	(55,839,000)	(20,854,000)	(147,106,000)
Net increase in all other deposits	203,219,000	120,457,000	146,944,000
Net decrease in securities sold under agreements to repurchase	(12,962,000)	(23,061,000)	(12,798,000)
Proceeds from Federal Home Loan Bank advances	90,000,000	110,000,000	20,000,000
Maturities of Federal Home Loan Bank advances	(45,000,000)	(3,000,000)	(6,000,000)
Proceeds from stock option exercises, net of cashless exercises	318,000	978,000	891,000
Employee stock purchase plan	46,000	36,000	44,000
Dividend reinvestment plan	1,576,000	1,601,000	655,000
Repurchase of common stock	0	(3,732,000)	(15,762,000)
Repurchase of trust preferred securities	0	(8,030,000)	0
Payment of cash dividends to common shareholders	(12,046,000)	(18,731,000)	(9,516,000)
Net cash from (for) financing activities	169,312,000	155,664,000	(22,648,000)

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31, 2017, 2016 and 2015

	2017	2016	2015

Net change in cash and cash equivalents	16,505,000	93,705,000	(82,847,000)
Cash and cash equivalents at beginning of period	183,596,000	89,891,000	172,738,000
Cash and cash equivalents at end of period	$200,101,000	$183,596,000	$89,891,000

Supplemental disclosures of cash flows information
Cash paid during the year for:
Interest	$15,468,000	$12,477,000	$11,618,000
Federal income taxes	14,225,000	15,125,000	8,000,000
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	887,000	414,000	2,203,000
Transfers from bank premises to other real estate owned	1,736,000	381,000	0

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

December 31, 2017

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

Loans: Loans that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Net unamortized deferred loan fees amounted to $1.0 million and $1.4 million, respectively, at December 31, 2017 and 2016.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Year-end mortgage loans held for sale, included in total loans in the balance sheet, were as follows:

	2017	2016
Mortgage loans held for sale	$2,553,000	$1,035,000
Less: Allowance to adjust to lower of cost or market	0	0
Mortgage loans held for sale, net	$2,553,000	$1,035,000

Mortgage Loan Derivatives: We enter into forward contracts and interest rate lock commitments in the ordinary course of business, which are accounted for as derivatives. The derivatives are not designated as hedges and are carried at fair value. The net gain or loss on derivatives is included in mortgage banking activities in the income statement. The balance of derivatives was immaterial at December 31, 2017 and 2016.

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

December 31, 2017

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

Foreclosed Assets: Assets acquired through or in lieu of foreclosure are initially recorded at their estimated fair value net of estimated selling costs, establishing a new cost basis. If fair value subsequently declines, a valuation allowance is recorded through noninterest expense, as are collection and operating costs after acquisition. Foreclosed assets, included in other assets in the balance sheet, totaled $2.3 million and $0.5 million as of December 31, 2017 and 2016, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Bank Owned Life Insurance: The Bank has purchased life insurance policies on certain key officers. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Goodwill and Core Deposit Intangible: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. A more frequent assessment is performed should events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We may elect to perform a qualitative assessment for the annual impairment test. If the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, then we would be required to perform a quantitative test for goodwill impairment. The quantitative test is a two-step process consisting of comparing the carrying value of the reporting unit to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. In 2016 and 2017, we elected to perform a qualitative assessment for our annual impairment test and concluded it is more likely than not our fair value was greater than its carrying amount; therefore, no further testing was required.

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

December 31, 2017

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

December 31, 2017

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Standards Updates: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. This ASU was originally effective for annual and interim periods beginning after December 15, 2016, with three transition methods available – full retrospective, retrospective and cumulative effect approach. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of Effective Date, which delays the implementation of this guidance by one year. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under GAAP, the new guidance will not have an impact on interest income. We have completed an overall assessment of revenue streams and reviewed the related contracts potentially affected by the ASU. We will adopt this ASU on January 1, 2018 utilizing the modified retrospective approach with a cumulative effect adjustment to opening retained earnings. We have determined that this ASU will not have a material effect on our financial position or results of operations. Expanded disclosure requirements will be included in the March 31, 2018 Form 10-Q.

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

December 31, 2017

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (i) financial assets subject to credit losses and measured at amortized cost, and (ii) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans, and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). We are currently evaluating the provisions of this ASU to determine the potential impact the new standard will have on our consolidated financial statements. We are also in the process of selecting a software vendor for applying this new ASU, which we plan to implement later in 2018.

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

In January 2017, the FASB issued ASU No. 2017-04, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill impairment. This ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this ASU, an entity should perform the Step 1 annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value. If the carrying amount exceeds the fair value, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU is effective January 1, 2020 and early adoption is permitted. The ASU should be applied prospectively. We adopted this guidance on January 1, 2017. The adoption of this guidance had no material impact on our financial position, results of operations or cash flows.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2017, the FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities. This ASU requires the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. Previously, entities were allowed to amortize to contractual maturity or to call date. This ASU is effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The provisions of this ASU will not have an impact on our financial position or results of operations as we have always amortized premiums to the earliest call date.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU changes the recognition and presentation requirements of hedge accounting, including eliminating the requirement to separately measure and report hedge ineffectiveness and presenting all items that affect earnings in the same income statement line as the hedged item. The ASU also eases certain documentation and assessment requirements and modifies the accounting components excluded from the assessment of hedge effectiveness. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the provisions of this ASU to determine the potential impact the new standard will have on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU requires reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amount of the reclassification is the difference between the historical 35% corporate income tax rate and the newly enacted 21% corporate income tax rate. Because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws of rates be included in income from continuing operations is not affected. This ASU is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We early adopted this ASU, which resulted in the reclassification of $0.9 million from accumulated other comprehensive income to retained earnings at December 31, 2017.

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

December 31, 2017

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

NOTE 3 – SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2017
U.S. Government agency debt obligations	$175,953,000	$99,000	$(6,352,000)	$169,700,000
Mortgage-backed securities	38,967,000	335,000	(510,000)	38,792,000
Municipal general obligation bonds	121,040,000	891,000	(638,000)	121,293,000
Municipal revenue bonds	3,978,000	30,000	(30,000)	3,978,000
Other investments	2,010,000	0	(29,000)	1,981,000
	$341,948,000	$1,355,000	$(7,559,000)	$335,744,000
2016
U.S. Government agency debt obligations	$159,271,000	$106,000	$(7,337,000)	$152,040,000
Mortgage-backed securities	47,329,000	486,000	(423,000)	47,392,000
Municipal general obligation bonds	120,284,000	312,000	(1,549,000)	119,047,000
Municipal revenue bonds	7,699,000	23,000	(91,000)	7,631,000
Other investments	1,979,000	0	(29,000)	1,950,000
	$336,562,000	$927,000	$(9,429,000)	$328,060,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 3 – SECURITIES (Continued)

Securities with unrealized losses at year-end 2017 and 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2017
U.S. Government agency debt obligations	$35,677,000	$434,000	$115,374,000	$5,918,000	$151,051,000	$6,352,000
Mortgage-backed securities	10,179,000	156,000	21,084,000	354,000	31,263,000	510,000
Municipal general obligation bonds	12,807,000	114,000	54,703,000	524,000	67,510,000	638,000
Municipal revenue bonds	0	0	1,187,000	30,000	1,187,000	30,000
Other investments	1,510,000	29,000	0	0	1,510,000	29,000
	$60,173,000	$733,000	$192,348,000	$6,826,000	$252,521,000	$7,559,000
2016
U.S. Government agency debt obligations	$110,160,000	$7,172,000	$5,073,000	$165,000	$115,233,000	$7,337,000
Mortgage-backed securities	3,670,000	4,000	37,072,000	419,000	40,742,000	423,000
Municipal general obligation bonds	65,895,000	1,360,000	27,734,000	189,000	93,629,000	1,549,000
Municipal revenue bonds	1,921,000	90,000	206,000	1,000	2,127,000	91,000
Other investments	1,479,000	29,000	0	0	1,479,000	29,000
	$183,125,000	$8,655,000	$70,085,000	$774,000	$253,210,000	$9,429,000

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

At December 31, 2017, 325 debt securities and one mutual fund with fair values totaling $253 million had unrealized losses aggregating $7.6 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 3 – SECURITIES (Continued)

The amortized cost and fair values of debt securities at December 31, 2017, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

	Weighted Average Yield	Amortized Cost	Fair Value
Due in one year or less	1.74%	$29,667,000	$29,675,000
Due from one to five years	2.12	65,093,000	64,938,000
Due from five to ten years	2.52	100,128,000	97,943,000
Due after ten years	2.90	106,083,000	102,415,000
Mortgage-backed securities	2.17	38,967,000	38,792,000
Other investments	2.71	2,010,000	1,981,000
	2.46%	$341,948,000	$335,744,000

Mortgage-backed securities totaling $5.0 million were sold in 2017, resulting in a nominal net gain. No mortgage-backed securities were sold in 2016 or 2015. Municipal general obligation bonds totaling $2.6 million, $0.3 million and $1.5 million were sold during 2017, 2016 and 2015, respectively, resulting in a nominal net gain/loss.

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $112 million and $109 million at December 31, 2017 and December 31, 2016, respectively, with estimated market values of $112 million and $107 million at the respective dates. Securities issued by all other states and their political subdivisions had a combined amortized cost of $12.9 million and $19.5 million at December 31, 2017 and December 31, 2016, with estimated market values of $13.0 million and $19.5 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $119 million and $132 million at December 31, 2017 and 2016, respectively. Investments in FHLBI stock are restricted and may only be resold to, or redeemed by, the issuer.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Acquired loans were recorded at estimated fair value at acquisition. The acquired loans were segregated between those considered to be performing (“acquired non-impaired loans”) and those with evidence of credit deterioration (“acquired impaired loans”). Acquired loans are considered impaired if there is evidence of credit deterioration and if it is probable, at acquisition, all contractually required payments will not be collected. Acquired loans restructured after acquisition are not considered or reported as troubled debt restructurings if the loans evidenced credit deterioration as of the Merger Date and are accounted for in pools.

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

The difference between the fair value of an acquired non-impaired loan and contractual amounts due at acquisition is accreted into interest income over the estimated life of the loan. Contractually required payments represent the total undiscounted amount of all uncollected principal and interest payments. Acquired non-impaired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated loan portfolio.

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

We evaluate quarterly the remaining contractually required payments receivable and estimate cash flows expected to be collected over the lives of the impaired loans. Contractually required payments receivable may increase or decrease for a variety of reasons, for example, when the contractual terms of the loan agreement are modified, when interest rates on variable rate loans change, or when principal and/or interest payments are received. Cash flows expected to be collected on acquired impaired loans are estimated by incorporating several key assumptions similar to the initial estimate of fair value. These key assumptions include probability of default, loss given default, and the amount of actual prepayments after acquisition. Prepayments affect the estimated lives of loans and could change the amount of interest income, and possibly principal, expected to be collected. In re-forecasting future estimated cash flows, credit loss expectations are adjusted as necessary. The adjustments are based, in part, on actual loss severities recognized for each loan type, as well as changes in the probability of default. For periods in which estimated cash flows are not re-forecasted, the prior reporting period’s estimated cash flows are adjusted to reflect the actual cash received and credit events that transpired during the current reporting period.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Increases in expected cash flows of acquired impaired loans subsequent to acquisition are recognized prospectively through adjustments of the yield on the loans or pools over their remaining lives, while decreases in expected cash flows are recognized as impairment through a provision for loan losses and an increase in the allowance.

Year-end loans disaggregated by class of loan within the loan portfolio segments were as follows:

	December 31, 2017		December 31, 2016		Percent Increase
	Balance	%	Balance	%	(Decrease)
Originated Loans
Commercial:
Commercial and industrial	$680,805,000	31.3%	$636,771,000	33.8%	6.9%
Vacant land, land development, and residential construction	23,682,000	1.1	26,519,000	1.4	(10.7)
Real estate – owner occupied	456,065,000	21.0	363,509,000	19.3	25.5
Real estate – non-owner occupied	708,824,000	32.7	652,054,000	34.6	8.7
Real estate – multi-family and residential rental	64,852,000	3.0	50,045,000	2.6	29.6
Total commercial	1,934,228,000	89.1	1,728,898,000	91.7	11.9

Retail:
Home equity and other	69,675,000	3.2	69,831,000	3.7	(0.2)
1-4 family mortgages	166,054,000	7.7	85,819,000	4.6	93.5
Total retail	235,729,000	10.9	155,650,000	8.3	51.4

Total originated loans	$2,169,957,000	100.0%	$1,884,548,000	100.0%	15.1%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2017		December 31, 2016		Percent Increase
	Balance	%	Balance	%	(Decrease)
Acquired Loans
Commercial:
Commercial and industrial	$72,959,000	18.8%	$77,132,000	15.6%	(5.4% )
Vacant land, land development, and residential construction	6,191,000	1.6	8,309,000	1.7	(25.5)
Real estate – owner occupied	70,263,000	18.1	86,955,000	17.6	(19.2)
Real estate – non-owner occupied	82,861,000	21.3	96,215,000	19.5	(13.9)
Real estate – multi-family and residential rental	37,066,000	9.5	67,838,000	13.7	(45.4)
Total commercial	269,340,000	69.3	336,449,000	68.1	(19.9)

Retail:
Home equity and other	30,750,000	7.9	48,216,000	9.8	(36.2)
1-4 family mortgages	88,505,000	22.8	109,407,000	22.1	(19.1)
Total retail	119,255,000	30.7	157,623,000	31.9	(24.3)

Total acquired loans	$388,595,000	100.0%	$494,072,000	100.0%	(21.3% )

	December 31, 2017		December 31, 2016		Percent Increase
	Balance	%	Balance	%	(Decrease)
Total Loans
Commercial:
Commercial and industrial	$753,764,000	29.4%	$713,903,000	30.0%	5.6%
Vacant land, land development, and residential construction	29,873,000	1.2	34,828,000	1.5	(14.2)
Real estate – owner occupied	526,328,000	20.6	450,464,000	18.9	16.8
Real estate – non-owner occupied	791,685,000	30.9	748,269,000	31.5	5.8
Real estate – multi-family and residential rental	101,918,000	4.0	117,883,000	4.9	(13.5)
Total commercial	2,203,568,000	86.1	2,065,347,000	86.8	6.7

Retail:
Home equity and other	100,425,000	3.9	118,047,000	5.0	(14.9)
1-4 family mortgages	254,559,000	10.0	195,226,000	8.2	30.4
Total retail	354,984,000	13.9	313,273,000	13.2	13.3

Total loans	$2,558,552,000	100.0%	$2,378,620,000	100.0%	7.6%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The total contractually required payments and carrying value of acquired impaired loans were $11.9 million and $5.2 million, respectively, as of December 31, 2017. The total contractually required payments and carrying value of acquired impaired loans were $15.5 million and $6.2 million, respectively, as of December 31, 2016. Changes in the accretable yield for acquired impaired loans for the years ended December 31, 2017 and December 31, 2016 were as follows:

2017
Balance at December 31, 2016	$1,726,000
Additions	223,000
Accretion income	(562,000)
Net reclassification from nonaccretable to accretable	367,000
Reductions (1)	(350,000)
Balance at December 31, 2017	$1,404,000

2016
Balance at December 31, 2015	$5,193,000
Additions	245,000
Accretion income	(2,388,000)
Net reclassification from nonaccretable to accretable	4,635,000
Reductions (1)	(1,761,000)
Removal due to pool excess recovery (2)	(4,198,000)
Balance at December 31, 2016	$1,726,000

(1)	Reductions primarily reflect the result of exit events, including loan payoffs and charge-offs.

(2)

Cost recovery accounting occurs once a pool’s recorded investment is reduced to zero based on the outcome of the aggregated loan level activity at cash flow estimation. Proceeds received on pools in recovery status are deemed as recovery income, and are recorded as interest income as payments are received, with accretion no longer being recognized

Concentrations within the loan portfolio were as follows at year-end:

	2017		2016
		Percentage of		Percentage of
	Balance	Loan Portfolio	Balance	Loan Portfolio
Commercial real estate loans to lessors of non-residential buildings	$547,841,000	21.4%	$562,902,000	23.7%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Year-end nonperforming originated loans were as follows:

	2017	2016

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	3,672,000	3,328,000
Total nonperforming loans	$3,672,000	$3,328,000

Year-end nonperforming acquired loans were as follows:

	2017	2016

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	3,471,000	2,611,000
Total nonperforming loans	$3,471,000	$2,611,000

The recorded principal balance of all nonperforming loans was as follows:

	December 31, 2017	December 31, 2016
Commercial:
Commercial and industrial	$1,444,000	$2,296,000
Vacant land, land development, and residential construction	35,000	95,000
Real estate – owner occupied	2,241,000	285,000
Real estate – non-owner occupied	0	488,000
Real estate – multi-family and residential rental	178,000	17,000
Total commercial	3,898,000	3,181,000

Retail:
Home equity and other	577,000	496,000
1-4 family mortgages	2,668,000	2,262,000
Total retail	3,245,000	2,758,000

Total nonperforming loans	$7,143,000	$5,939,000

Acquired impaired loans are not reported as nonperforming loans based on acquired impaired loan accounting. Acquired non-impaired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated loan portfolio.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2017:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Originated Loans

Commercial:
Commercial and industrial	$0	$0	$178,000	$178,000	$680,627,000	$680,805,000	$0
Vacant land, land development, and residential construction	0	0	35,000	35,000	23,647,000	23,682,000	0
Real estate – owner occupied	0	0	1,244,000	1,244,000	454,821,000	456,065,000	0
Real estate – non-owner occupied	0	0	0	0	708,824,000	708,824,000	0
Real estate – multi-family and residential rental	0	0	0	0	64,852,000	64,852,000	0
Total commercial	0	0	1,457,000	1,457,000	1,932,771,000	1,934,228,000	0

Retail:
Home equity and other	647,000	11,000	86,000	744,000	68,931,000	69,675,000	0
1- 4 family mortgages	0	0	250,000	250,000	165,804,000	166,054,000	0
Total retail	647,000	11,000	336,000	994,000	234,735,000	235,729,000	0

Total past due loans	$647,000	$11,000	$1,793,000	$2,451,000	$2,167,506,000	$2,169,957,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Acquired Loans

Commercial:
Commercial and industrial	$40,000	$0	$114,000	$154,000	$72,805,000	$72,959,000	$0
Vacant land, land development, and residential construction	14,000	0	0	14,000	6,177,000	6,191,000	0
Real estate – owner occupied	634,000	0	271,000	905,000	69,358,000	70,263,000	0
Real estate – non-owner occupied	0	0	0	0	82,861,000	82,861,000	0
Real estate – multi-family and residential rental	0	0	108,000	108,000	36,958,000	37,066,000	0
Total commercial	688,000	0	493,000	1,181,000	268,159,000	269,340,000	0

Retail:
Home equity and other	408,000	52,000	154,000	614,000	30,136,000	30,750,000	0
1- 4 family mortgages	690,000	333,000	661,000	1,684,000	86,821,000	88,505,000	0
Total retail	1,098,000	385,000	815,000	2,298,000	116,957,000	119,255,000	0

Total past due loans	$1,786,000	$385,000	$1,308,000	$3,479,000	$385,116,000	$388,595,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

December 31, 2017

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans with no related allowance recorded were as follows as of December 31, 2017:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To- Date Average Recorded Principal Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$765,000	$178,000		$694,000
Vacant land, land development and residential construction	454,000	35,000		65,000
Real estate – owner occupied	1,528,000	1,452,000		442,000
Real estate – non-owner occupied	0	0		36,000
Real estate – multi-family and residential rental	349,000	349,000		221,000
Total commercial	3,096,000	2,014,000		1,458,000
Retail:
Home equity and other	693,000	680,000		526,000
1-4 family mortgages	1,126,000	456,000		596,000
Total retail	1,819,000	1,136,000		1,122,000

Total with no related allowance recorded	$4,915,000	$3,150,000		$2,580,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans with an allowance recorded and total impaired originated loans were as follows as of December 31, 2017:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To- Date Average Recorded Principal Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$3,038,000	$2,989,000	$963,000	$3,314,000
Vacant land, land development and residential construction	0	0	0	449,000
Real estate – owner occupied	1,409,000	1,391,000	239,000	1,663,000
Real estate – non-owner occupied	0	0	0	2,055,000
Real estate – multi-family and residential rental	0	0	0	429,000
Total commercial	4,447,000	4,380,000	1,202,000	7,910,000
Retail:
Home equity and other	1,225,000	1,147,000	652,000	922,000
1-4 family mortgages	165,000	110,000	13,000	122,000
Total retail	1,390,000	1,257,000	665,000	1,044,000

Total with an allowance recorded	$5,837,000	$5,637,000	$1,867,000	$8,954,000

Total impaired loans:
Commercial	$7,543,000	$6,394,000	$1,202,000	$9,368,000
Retail	3,209,000	2,393,000	665,000	2,166,000
Total impaired originated loans	$10,752,000	$8,787,000	$1,867,000	$11,534,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans with no related allowance recorded were as follows as of December 31, 2017:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To- Date Average Recorded Principal Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$1,039,000	$1,021,000		$1,039,000
Vacant land, land development and residential construction	0	0		12,000
Real estate – owner occupied	1,027,000	659,000		1,005,000
Real estate – non-owner occupied	238,000	237,000		738,000
Real estate – multi-family and residential rental	237,000	218,000		408,000
Total commercial	2,541,000	2,135,000		3,202,000
Retail:
Home equity and other	694,000	507,000		417,000
1-4 family mortgages	2,703,000	2,153,000		1,885,000
Total retail	3,397,000	2,660,000		2,302,000

Total with no related allowance recorded	$5,938,000	$4,795,000		$5,504,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans with an allowance recorded and total impaired acquired loans were as follows as of December 31, 2017:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To- Date Average Recorded Principal Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$0	$0	$0	$10,000
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	0	0	0	38,000
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	0	0	0	48,000
Retail:
Home equity and other	0	0	0	0
1-4 family mortgages	0	0	0	137,000
Total retail	0	0	0	137,000

Total with an allowance recorded	$0	$0	$0	$185,000

Total impaired loans:
Commercial	$2,541,000	$2,135,000	$0	$3,250,000
Retail	3,397,000	2,660,000	0	2,439,000
Total impaired acquired loans	$5,938,000	$4,795,000	$0	$5,689,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

December 31, 2017

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

December 31, 2017

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

December 31, 2017

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

Impaired loans for which no allocation of the allowance for loan losses has been made generally reflect situations whereby the loans have been charged-down to estimated collateral value. Interest income recognized on accruing troubled debt restructurings totaled $0.4 million, $1.2 million and $2.4 million during 2017, 2016 and 2015, respectively. Interest income recognized on nonaccrual loans totaled $0.5 million, less than $0.1 million, and $1.7 million during 2017, 2016 and 2015, respectively, reflecting the collection of interest at the time of principal pay-off. Lost interest income on nonaccrual loans totaled $0.3 million, $0.1 million and $0.3 million during 2017, 2016 and 2015, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

Loans by credit quality indicators were as follows as of December 31, 2017:

Originated Loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$469,537,000	$15,090,000	$326,700,000	$559,388,000	$42,951,000
Grades 5 – 7	189,851,000	8,557,000	123,024,000	149,135,000	21,552,000
Grades 8 – 9	21,417,000	35,000	6,341,000	301,000	349,000
Total commercial	$680,805,000	$23,682,000	$456,065,000	$708,824,000	$64,852,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$69,675,000	$166,054,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Acquired Loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$46,263,000	$1,446,000	$28,706,000	$52,674,000	$17,499,000
Grades 5 – 7	25,654,000	4,745,000	39,565,000	30,102,000	19,212,000
Grades 8 – 9	1,042,000	0	1,992,000	85,000	355,000
Total commercial	$72,959,000	$6,191,000	$70,263,000	$82,861,000	$37,066,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$30,750,000	$88,505,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

December 31, 2017

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

December 31, 2017

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance for originated loan losses and recorded investments in originated loans for the year-ended December 31, 2017 are as follows:

	Commercial Loans	Retail Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$16,026,000	$1,882,000	$(40,000)	$17,868,000
Provision for loan losses	1,148,000	1,360,000	133,000	2,641,000
Charge-offs	(2,292,000)	(891,000)	0	(3,183,000)
Recoveries	1,574,000	233,000	0	1,807,000
Ending balance	$16,456,000	$2,584,000	$93,000	$19,133,000

Ending balance: individually evaluated for impairment	$1,202,000	$665,000	$0	$1,867,000

Ending balance: collectively evaluated for impairment	$15,254,000	$1,919,000	$93,000	$17,266,000

Total loans:
Ending balance	$1,934,228,000	$235,729,000		$2,169,957,000

Ending balance: individually evaluated for impairment	$6,394,000	$2,393,000		$8,787,000

Ending balance: collectively evaluated for impairment	$1,927,834,000	$233,336,000		$2,161,170,000

The allowance for acquired loan losses for the year-ended December 31, 2017 is as follows:

	Commercial Loans	Retail Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$75,000	$18,000	$0	$93,000
Provision for loan losses	210,000	99,000	0	309,000
Charge-offs	(12,000)	(40,000)	0	(52,000)
Recoveries	18,000	0	0	18,000
Ending balance	$291,000	$77,000	$0	$368,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

December 31, 2017

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the year-ended December 31, 2017 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance
Originated Loans

Commercial:
Commercial and industrial	8	$3,771,000	$3,831,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	4	1,195,000	1,195,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	12	4,966,000	5,026,000

Retail:
Home equity and other	8	670,000	671,000
1-4 family mortgages	0	0	0
Total retail	8	670,000	671,000

Total	20	$5,636,000	$5,697,000

Acquired Loans

Commercial:
Commercial and industrial	2	$399,000	$399,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	1	33,000	33,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	3	432,000	432,000

Retail:
Home equity and other	7	192,000	195,000
1-4 family mortgages	4	200,000	200,000
Total retail	11	392,000	395,000

Total	14	$824,000	$827,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

December 31, 2017

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following originated loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due during the year-ended December 31, 2017 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0
Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	0	$0

The following acquired loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due during the year-ended December 31, 2017 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	1	$114,000
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	1	114,000

Retail:
Home equity and other	2	102,000
1-4 family mortgages	0	0
Total retail	2	102,000

Total	3	$216,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the year-ended December 31, 2017 is as follows:

	Commercial and	Commercial Vacant Land, Land Development, and Residential	Commercial Real Estate - Owner	Commercial Real Estate - Non-Owner	Commercial Real Estate - Multi-Family and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Commercial Loan Portfolio:
Beginning Balance	$1,503,000	$1,488,000	$906,000	$5,110,000	$716,000
Charge-Offs	0	0	0	0	0
Payments	(2,021,000)	(1,105,000)	(242,000)	(232,000)	(405,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	3,507,000	0	935,000	(4,878,000)	(311,000)
Ending Balance	$2,989,000	$383,000	$1,599,000	$0	$0

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Retail Loan Portfolio:
Beginning Balance	$385,000	$157,000
Charge-Offs	0	0
Payments	(57,000)	(11,000)
Transfers to ORE	0	0
Net Additions/Deletions	799,000	0
Ending Balance	$1,127,000	$146,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for acquired loans categorized as troubled debt restructurings during the year-ended December 31, 2017 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$1,125,000	$0	$900,000	$728,000	$60,000
Charge-Offs	0	0	(249,000)	0	0
Payments	(550,000)	(33,000)	(257,000)	(922,000)	(1,084,000)
Transfers to ORE	0	0	0	(291,000)	0
Net Additions/Deletions	426,000	33,000	33,000	722,000	1,065,000
Ending Balance	$1,001,000	$0	$427,000	$237,000	$41,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Retail Loan Portfolio:
Beginning Balance	$208,000	$326,000
Charge-Offs	(25,000)	0
Payments	(121,000)	(188,000)
Transfers to ORE	0	0
Net Additions/Deletions	157,000	255,000
Ending Balance	$219,000	$393,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

December 31, 2017

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

December 31, 2017

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

December 31, 2017

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance related to loans categorized as troubled debt restructurings was as follows:

	December 31, 2017	December 31, 2016
Commercial:
Commercial and industrial	$107,000	$9,000
Vacant land, land development, and residential construction	0	28,000
Real estate – owner occupied	141,000	100,000
Real estate – non-owner occupied	0	247,000
Real estate – multi-family and residential rental	0	258,000
Total commercial	248,000	642,000

Retail:
Home equity and other	196,000	48,000
1-4 family mortgages	0	4,000
Total retail	196,000	52,000

Total related allowance	$444,000	$694,000

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

NOTE 5 - PREMISES AND EQUIPMENT, NET

Year-end premises and equipment were as follows:

	2017	2016

Land and improvements	$18,046,000	$17,285,000
Buildings	41,179,000	39,691,000
Furniture and equipment	17,398,000	17,195,000
	76,623,000	74,171,000
Less: accumulated depreciation	30,589,000	28,715,000

Total premises and equipment	$46,034,000	$45,456,000

Future lease payments total $1.4 million, comprised of $0.4 million in one year, $0.5 million in one to three years, $0.3 million in three to five years and $0.2 million in over five years. Depreciation expense totaled $3.0 million in 2017, $2.9 million in 2016, and $3.0 million in 2015.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 6 – MORTGAGE LOAN SERVICING

Mortgage loans serviced for others are not reported as assets in the Consolidated Balance Sheets. The year-end aggregate unpaid principal balances of mortgage loans serviced for others were as follows:

	2017	2016
Mortgage loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$600,495,000	$597,389,000
Federal Home Loan Bank	13,136,000	10,501,000
Total mortgage loans serviced for others	$613,631,000	$607,890,000

Custodial escrow balances maintained in connection with serviced loans were $4.7 million and $4.6 million as of December 31, 2017 and December 31, 2016, respectively.

Activity for capitalized mortgage loan servicing rights during 2017 and 2016 was as follows:

	2017	2016

Balance at beginning of year	$5,544,000	$6,121,000
Additions	1,229,000	1,378,000
Amortized to expense	(1,667,000)	(1,955,000)

Balance at end of year	$5,106,000	$5,544,000

We determined that no valuation allowance was necessary as of December 31, 2017 or December 31, 2016. The estimated fair value of mortgage servicing rights was $8.4 million and $8.0 million as of December 31, 2017 and December 31, 2016, respectively. The fair value of mortgage servicing rights is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. During 2017, fair value was determined using a discount rate of 7.50%, a weighted average constant prepayment rate of 11.8%, depending on the stratification of the specific right, and a weighted average delinquency rate of 0.73%. During 2016, fair value was determined using a discount rate of 7.01%, a weighted average constant prepayment rate of 11.5%, depending on the stratification of the specific right, and a weighted average delinquency rate of 0.68%.

The weighted average amortization period was 3.4 years and 3.6 years as of December 31, 2017 and December 31, 2016, respectively. Estimated amortization as of December 31, 2017 is as follows:

2018	$1,213,000
2019	1,036,000
2020	867,000
2021	708,000
2022	557,000
Thereafter	725,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 7 – CORE DEPOSIT INTANGIBLE ASSETS, NET

The gross carrying amount of core deposit intangible assets totaled $17.5 million as of December 31, 2017 and December 31, 2016. As of December 31, 2017, the accumulated amortization on core deposit intangible assets was $9.9 million, providing for a net carry balance of $7.6 million. As of December 31, 2016, the accumulated amortization on core deposit intangible assets was $7.5 million, providing for a net carry balance of $10.0 million.

The scheduled amortization expense on core deposit intangible assets in future periods is:

2018	$2,039,000
2019	1,721,000
2020	1,403,000
2021	1,086,000
2022	768,000
Thereafter	583,000

NOTE 8 – DEPOSITS

Deposits at year-end are summarized as follows:

	December 31, 2017		December 31, 2016		Percent Increase
	Balance	%	Balance	%	(Decrease)

Noninterest-bearing demand	$866,380,000	34.3%	$810,600,000	34.1%	6.9%
Interest-bearing checking	387,758,000	15.4	377,929,000	15.9	2.6
Money market	427,119,000	16.9	272,051,000	11.5	57.0
Savings	327,530,000	13.0	344,988,000	14.5	(5.1)
Time, under $100,000	152,294,000	6.0	146,169,000	6.2	4.2
Time, $100,000 and over	258,626,000	10.3	347,058,000	14.6	(25.5)
Total local deposits	2,419,707,000	95.9	2,298,795,000	96.8	5.3

Out-of-area time, under $100,000	0	NM	0	NM	NM
Out-of-area time, $100,000 and over	102,658,000	4.1	76,190,000	3.2	34.7
Total out-of-area deposits	102,658,000	4.1	76,190,000	3.2	34.7

Total deposits	$2,522,365,000	100.0%	$2,374,985,000	100.0%	6.2%

Out-of-area time deposits consist of deposits obtained from depositors outside of our primary market areas exclusively through deposit brokers.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 8 – DEPOSITS (Continued)

The following table depicts the maturity distribution for time deposits at year-end:

	2017	2016

In one year or less	$283,844,000	$358,259,000
In one to two years	77,689,000	92,042,000
In two to three years	78,090,000	34,204,000
In three to four years	33,061,000	35,523,000
In four to five years	40,894,000	49,389,000

Total certificates of deposit	$513,578,000	$569,417,000

The following table depicts the maturity distribution for time deposits with balances of $100,000 or more at year-end:

	2017	2016

Up to three months	$50,258,000	$101,444,000
Three months to six months	68,011,000	87,277,000
Six months to twelve months	96,951,000	79,656,000
Over twelve months	146,064,000	154,871,000

Total certificates of deposit	$361,284,000	$423,248,000

Total time deposits of more than $250,000 totaled $266 million and $214 million at year-end 2017 and 2016, respectively.

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Information regarding securities sold under agreements to repurchase at year-end is summarized below:

	2017	2016

Outstanding balance at year-end	$118,748,000	$131,710,000
Weighted average interest rate at year-end	0.16%	0.16%

Average daily balance during the year	$116,587,000	$149,079,000
Weighted average interest rate during the year	0.16%	0.14%

Maximum daily balance during the year	$142,459,000	$175,088,000

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

December 31, 2017

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank of Indianapolis (“FHLBI”) advances totaled $220 million at December 31, 2017, and were expected to mature at varying dates from May 2018 through April 2024, with fixed rates of interest from 1.04% to 2.39% and averaging 1.72%. FHLBI advances totaled $175 million at December 31, 2016, and were expected to mature at varying dates ranging from March 2017 through April 2023, with fixed rates of interest from 1.04% to 2.11% and averaging 1.48%.

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio. Our borrowing line of credit as of December 31, 2017 totaled $731 million, with availability of $511 million.

Scheduled maturities as of December 31, 2017:

2018	$20,000,000
2019	40,000,000
2020	30,000,000
2021	40,000,000
2022	40,000,000
Thereafter	50,000,000

NOTE 11 - FEDERAL INCOME TAXES

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act reduced our corporate federal tax rate from 35% to 21% effective January 1, 2018 and changed certain other provisions. As a result, we are required to re-measure our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The effect of this re-measurement is recorded to income tax expense in the year the tax law is enacted. For 2017, the re-measurement of our net deferred tax asset resulted in additional income tax expense of $1.3 million. Concurrent with the enactment of the Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allows companies to recognize the cumulative impact of the income tax effects triggered by the enactment of the Act over a period of up to twelve months in the reporting period in which the adjustment is identified. We applied SAB 118 effective December 22, 2017, and will continue to refine the measurement of the net deferred tax balance during the preparation of our 2017 tax return as additional guidance and information becomes available.

The consolidated income tax expense is as follows:

	2017	2016	2015

Current expense	$13,978,000	$15,786,000	$7,399,000
Deferred expense	(505,000)	(699,000)	4,592,000
Effect of federal tax law change	1,336,000	0	0
Change in valuation allowance	0	(113,000)	(180,000)
Tax expense	$14,809,000	$14,974,000	$11,811,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 11 - FEDERAL INCOME TAXES (Continued)

A reconciliation of the differences between the federal income tax expense recorded and the amount computed by applying the federal statutory rate to income before income taxes is as follows:

	2017	2016	2015

Tax at statutory rate (35%)	$16,129,000	$16,410,000	$13,591,000
Increase (decrease) from
Tax-exempt interest	(1,030,000)	(876,000)	(781,000)
Bank owned life insurance	(948,000)	(440,000)	(384,000)
Effect of federal tax law change	1,336,000	0	0
Change in valuation allowance	0	(113,000)	(180,000)
Other	(678,000)	(7,000)	(435,000)
Tax expense	$14,809,000	$14,974,000	$11,811,000

Significant components of deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred income tax assets
Allowance for loan losses	$4,095,000	$6,286,000
Deferred compensation	673,000	1,175,000
Stock compensation	501,000	786,000
Nonaccrual loan interest income	425,000	623,000
Deferred loan fees	211,000	496,000
Capital loss carryforward	94,000	157,000
Fair value write-downs on foreclosed properties	23,000	24,000
Fair value of interest rate swap	0	30,000
Unrealized loss on securities	1,303,000	2,976,000
Other	311,000	408,000
Deferred tax asset before valuation allowance	7,636,000	12,961,000
Valuation allowance	(94,000)	(157,000)
Deferred tax asset after valuation allowance	7,542,000	12,804,000

Deferred income tax liabilities
Depreciation	727,000	928,000
Prepaid expenses	244,000	463,000
Core deposit intangible	1,565,000	3,423,000
Mortgage loan servicing rights	1,072,000	1,940,000
Business combination adjustments	1,784,000	2,183,000
Other	146,000	199,000
Deferred tax liability	5,538,000	9,136,000

Total net deferred tax asset	$2,004,000	$3,668,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 11 - FEDERAL INCOME TAXES (Continued)

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. At December 31, 2017 and 2016, we carried a valuation allowance of $0.1 million and $0.2 million, respectively, against capital loss carryforwards generated by the disposal of certain capital investments acquired in our merger with Firstbank. During 2017 and 2016, we reversed $0.0 million and $0.1 million, respectively, of the valuation allowance due to generation of capital gains during the year. The remaining $0.1 million of capital loss carryforwards will expire at December 31, 2020 and we continue to carry a valuation allowance against the related deferred tax asset. We believe the remainder of our deferred tax assets is more likely than not to be realized.

We had no unrecognized tax benefits at any time during 2017 or 2016 and do not anticipate any significant increase in unrecognized tax benefits during 2018. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed at any time during 2017 or 2016. Our U.S. federal income tax returns are no longer subject to examination for all years before 2014.

NOTE 12 – STOCK-BASED COMPENSATION

Stock-based compensation plans are used to provide directors and employees with an increased incentive to contribute to our long-term performance and growth, to align the interests of directors and employees with the interests of our shareholders through the opportunity for increased stock ownership and to attract and retain directors and employees. During 2014 and 2015, stock option and restricted stock grants were provided to certain employees through the Stock Incentive Plan of 2006. During 2016 and 2017, restricted stock grants were provided to certain employees through the Stock Incentive Plan of 2016. Stock option grants were also provided to certain employees during 2016 through the Stock Incentive Plan of 2016. Stock grants were provided to directors as retainer payments during 2014 and 2015 through the Stock Incentive Plan of 2006, and during 2016 and 2017 through the Stock Incentive Plan of 2016. The Stock Incentive Plan of 2006 expired on January 18, 2016, and was effectively replaced with the Stock Incentive Plan of 2016 that was approved by shareholders in May, 2016.

Under the Stock Incentive Plan of 2006 and the Stock Incentive Plan of 2016, incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards. Incentive awards that are stock options or stock appreciation rights are granted with an exercise price not less than the closing price of our common stock on the date of grant. Price, vesting and expiration date parameters are determined by Mercantile’s Compensation Committee on a grant-by-grant basis. No payments are required from employees for restricted stock awards. The restricted stock awards granted during 2014, 2015, 2016 and 2017 fully vest after three years. The stock options granted during 2014, 2015 and 2016, which were at 110% of the market price on the date of grant, fully vest after two years and expire after seven years. At year-end 2017, there were approximately 314,000 shares authorized for future incentive awards.

In conjunction with the Firstbank merger, all of our outstanding restricted stock awards, which were scheduled to vest in full in November, 2014, became fully vested on June 1, 2014. The unrecognized compensation cost related to restricted stock grants was $5.7 million as of December 31, 2017, which will be recognized as expense over the next three years.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 12 – STOCK-BASED COMPENSATION (Continued)

 A summary of restricted stock activity from grants issued under Mercantile plans during the past three years is as follows:

	2017		2016		2015
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Nonvested at beginning of year	228,343	$26.09	155,501	$22.25	101,490	$20.13
Granted	94,592	37.11	86,250	32.19	65,933	25.14
Vested	(74,979)	20.17	(7,622)	20.23	(4,666)	20.13
Forfeited	(8,319)	23.75	(5,786)	21.90	(7,256)	20.13
Nonvested at end of year	239,637	$32.37	228,343	$26.09	155,501	$22.25

A summary of stock option activity from grants issued under Mercantile plans during the past three years is as follows:

	2017		2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	16,808	$29.17	11,308	$24.50	35,335		$31.09
Granted	0	NA	6,500	36.22	4,820		27.66
Exercised	(1,000)	22.15	(1,000)	22.15	(2,700)		6.21
Forfeited or expired	0	NA	0	NA	(26,147)		35.88
Outstanding at end of year	15,808	$29.62	16,808	$29.17	11,308		$24.50
Options exercisable at year-end	9,308	$25.00	5,488	$22.15	0	$	NA

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

The fair value of stock options granted during 2016 and 2015 was determined using the following weighted-average assumptions as of the grant date. No stock options were granted in 2017.

	2016	2015

Risk-free interest rate	1.78%	1.67%
Expected option life (years)	5	5
Expected stock price volatility	26%	29%
Dividend yield	2.5%	2.5%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 12 – STOCK-BASED COMPENSATION (Continued)

Options issued under Mercantile plans outstanding at year-end 2017 were as follows:

			Outstanding			Exercisable
				Weighted Average	Weighted		Weighted
Range of				Remaining	Average		Average
Exercise				Contractual	Exercise		Exercise
Prices			Number	Life (Years)	Price	Number	Price

$20.00	-	$24.00	4,488	3.9	$22.15	4,488	22.15
$24.01	-	$28.00	4,820	4.9	27.66	4,820	27.66
$36.00	-	$40.00	6,500	5.9	36.22	0	NA
Outstanding at year end			15,808	5.0	$29.62	9,308	25.00

Information related to options issued under various Mercantile plans outstanding at year-end 2017, 2016 and 2015 is as follows:

	2017	2016	2015

Minimum exercise price	$22.15	$22.15	$22.15
Maximum exercise price	36.22	36.22	27.66
Average remaining option term (years)	5.0	6.7	6.3

Information related to stock option grants and exercises issued under various Mercantile plans during 2017, 2016 and 2015 is as follows:

	2017	2016	2015

Aggregate intrinsic value of stock options exercised	$15,000	$6,000	$36,000
Cash received from stock option exercises	0	22,000	17,000
Tax benefit realized from stock option exercises	0	0	0
Weighted average per share fair value of stock options granted	2.72	5.25	4.41

The aggregate intrinsic value of all stock options issued under Mercantile plans outstanding and exercisable at December 31, 2017 was $0.1 million. Shares issued as a result of the exercise of stock option grants have been authorized and were previously unissued shares.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 12– STOCK-BASED COMPENSATION (Continued)

A summary of stock option activity from grants issued under Firstbank plans that became part of Mercantile’s plans upon consummation of the merger on June 1, 2014 is as follows:

	2017		2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	44,275	$9.86	123,887	$12.64	217,982	$14.89
Granted	0	NA	0	NA	0	NA
Exercised	(27,675)	11.50	(71,711)	13.33	(56,417)	15.50
Forfeited or expired	(1,500)	6.33	(7,901)	22.00	(37,678)	21.39
Outstanding at end of year	15,100	$7.20	44,275	$9.86	123,887	$12.64
Options exercisable at year-end	15,100	$7.20	44,275	$9.86	123,887	$12.64

Options issued under Firstbank plans outstanding at year-end 2017 were as follows:

			Outstanding			Exercisable
				Weighted Average	Weighted		Weighted
Range of				Remaining	Average		Average
Exercise				Contractual	Exercise		Exercise
Prices			Number	Life (Years)	Price	Number	Price

$4.00	-	$8.00	12,400	1.6	$6.89	12,400	$6.89
$8.01	-	$12.00	2,700	1.9	8.60	2,700	8.60
Outstanding at year end			15,100	1.7	$7.20	15,100	$7.20

Information related to options issued under Firstbank plans outstanding at year-end 2017, 2016 and 2015 is as follows:

	2017	2016	2015

Minimum exercise price	$6.89	$5.19	$5.19
Maximum exercise price	8.60	16.00	22.00
Average remaining option term (years)	1.7	1.8	2.7

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 12 – STOCK-BASED COMPENSATION (Continued)

Information related to stock option grants and exercises issued under Firstbank plans during 2017, 2016 and 2015 is as follows:

	2017	2016	2015

Aggregate intrinsic value of stock options exercised	$594,000	$1,945,000	$420,000
Cash received from stock option exercises	318,000	956,000	874,000
Tax benefit realized from stock option exercises	208,000	681,000	147,000
Weighted average per share fair value of stock options granted	NA	NA	NA

The aggregate intrinsic value of all stock options issued under various Firstbank plans outstanding and exercisable at December 31, 2017 was $0.4 million. Shares issued as a result of the exercise of stock option grants have been authorized and previously unissued shares.

On January 2, 2015, we granted about 6,000 shares of common stock to our Corporate, Bank and Regional Advisory Boards of Directors for retainer payments for the period of January 1, 2015 through May 31, 2015. The associated $0.1 million cost was expensed on a straightline basis over the first five months of 2015. On May 28, 2015, we granted about 14,000 shares of common stock to our Corporate, Bank and Regional Advisory Boards of Directors for retainer payments for the period of June 1, 2015 through May 31, 2016. The associated $0.3 million cost was expensed on a straightline basis over the respective twelve month period. On June 6, 2016, we granted about 13,000 shares of common stock to our Corporate, Bank and Regional Advisory Boards of Directors for retainer payments for the period of June 1, 2016 through May 31, 2017. The associated $0.3 million cost was expensed on a straightline basis over the respective twelve month period. On May 25, 2017, we granted about 12,000 shares of common stock to our Corporate, Bank and Regional Advisory Boards of Directors for retainer payments for the period of June 1, 2017 through May 31, 2018. The associated $0.4 million is being expensed on a straightline basis over the respective twelve month period.

NOTE 13 – RELATED PARTIES

Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, were loan customers of the Bank. At year-end 2017 and 2016, the Bank had $20.5 million and $11.5 million in loan commitments to directors and executive officers, of which $14.5 million and $8.9 million were outstanding at year-end 2017 and 2016, respectively, as reflected in the following table.

	2017	2016

Beginning balance	$8,882,000	$11,151,000
New loans	6,374,000	4,652,000
Repayments	(783,000)	(6,921,000)

Ending balance	$14,473,000	$8,882,000

Related party deposits and repurchase agreements totaled $15.4 million and $19.8 million at year-end 2017 and 2016, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on management’s credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. There was no liability balance for these instruments as of December 31, 2017 and 2016.

At year-end 2017 and 2016, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.

Our maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at year-end was as follows:

	2017	2016

Commercial unused lines of credit	$682,202,000	$553,345,000
Unused lines of credit secured by 1 – 4 family residential properties	61,606,000	56,275,000
Credit card unused lines of credit	39,807,000	22,689,000
Other consumer unused lines of credit	17,629,000	8,489,000
Commitments to make loans	184,923,000	154,338,000
Standby letters of credit	26,030,000	26,202,000

Total commitments	$1,012,197,000	$821,338,000

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

December 31, 2017

NOTE 14 – COMMITMENTS AND OFF-BALANCE-SHEET RISK (Continued)

Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of December 31, 2017, all such interest rate swap agreements had been terminated by our commercial loan customers. These risk participation agreements were considered financial guarantees in accordance with applicable accounting guidance and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities were accreted into income during the terms of the interest rate swap agreements, generally ranging from an original term of four to fifteen years.

The following instruments are considered financial guarantees under current accounting guidance. These instruments are carried at fair value.

	2017		2016
	Contract	Carrying	Contract	Carrying
	Amount	Value	Amount	Value

Standby letters of credit	$26,030,000	$122,000	$26,202,000	$156,000

We were required to have $9.6 million and $9.2 million of cash on hand or on deposit with the Federal Reserve Bank of Chicago to meet regulatory reserve and clearing requirements at December 31, 2017 and December 31, 2016, respectively.

NOTE 15 – BENEFIT PLANS

We have a 401(k) benefit plan that covers substantially all of our employees. The percent of our matching contributions to the 401(k) benefit plan is determined annually by the Board of Directors. The matching contribution has been 4.25% since January 1, 2014. Matching contributions, if made, are immediately vested. Our 2017, 2016 and 2015 matching 401(k) contributions charged to expense were $1.3 million, $1.2 million and $1.2 million, respectively. Effective April 1, 2018, the matching contribution will be 5.00%.

We have a deferred compensation plan in which all persons serving on the Board of Directors may defer all or portions of their annual retainer and meeting fees, with distributions to be paid upon termination of service as a director or specific dates selected by the director. We also have a non-qualified deferred compensation program in which selected officers may defer all or portions of salary and bonus payments. The deferred amounts, totaling $3.2 million and $3.4 million as of December 31, 2017 and 2016, respectively, are categorized as other liabilities in the Consolidated Balance Sheets, and are paid interest at a rate equal to the Wall Street Journal Prime Rate. Interest expense was less than $0.1 million per year during the last three years.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 15 – BENEFIT PLANS (Continued)

The Mercantile Bank Corporation Employee Stock Purchase Plan of 2014 is a non-compensatory plan intended to encourage full- and part-time employees of Mercantile and its subsidiaries to promote our best interests and to align employees’ interests with the interests of our shareholders by permitting employees to purchase shares of our common stock through regular payroll deductions. Shares are purchased on the last business day of each calendar quarter at a price equal to the consolidated closing bid price of our common stock reported on The Nasdaq Stock Market. A total of 250,000 shares of common stock may be issued under the existing plan; however, the number of shares may be adjusted to reflect any stock dividends and other changes in our capitalization. The number of shares issued totaled 1,351 and 1,362 in 2017 and 2016, respectively. As of December 31, 2017, there were approximately 244,000 shares available under our current plan.

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

In February 2012, we entered into an interest rate swap agreement with a correspondent bank to hedge the floating rate on the subordinated debentures issued to Mercantile Bank Capital Trust I, which became effective in January 2013 and matured in January 2018. The $32.0 million of subordinated debentures have a rate equal to the 90-Day Libor Rate plus a fixed spread of 218 basis points, and are subject to repricing quarterly. The interest rate swap agreement provided for us to pay our correspondent bank a fixed rate, while our correspondent bank paid us the 90-Day Libor Rate on a $32.0 million notional amount. The quarterly re-set dates for the floating rate on the interest rate swap agreement were the same as the re-set dates for the floating rate on the subordinated debentures. The interest rate swap agreement was accounted for under hedge accounting guidelines; therefore, fluctuations in the fair value of the interest rate swap agreement, net of tax effect, were recorded in other comprehensive income. As of December 31, 2017 and 2016, the fair value of the interest rate swap agreement was recorded as a liability in the amount of less than $0.1 million and $0.1 million, respectively.

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

December 31, 2017

NOTE 17 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount, estimated fair value and level within the fair value hierarchy of financial instruments were as follows at year-end (dollars in thousands):

	Level in	2017		2016
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets
Cash	Level 1	$11,565	$11,565	$11,493	$11,493
Cash equivalents	Level 2	188,536	188,536	172,103	172,103
Securities available for sale	(1)	335,744	335,744	328,060	328,060
Federal Home Loan Bank stock	(2)	11,036	11,036	8,026	8,026
Loans, net	Level 3	2,536,498	2,520,063	2,359,624	2,353,276
Loans held for sale	Level 2	2,553	2,553	1,035	1,035
Mortgage servicing rights	Level 2	5,106	8,373	5,544	7,997
Accrued interest receivable	Level 2	8,770	8,770	7,714	7,714

Financial liabilities
Deposits	Level 2	2,522,365	2,368,188	2,374,985	2,286,548
Securities sold under agreements to repurchase	Level 2	118,748	118,748	131,710	131,710
Federal Home Loan Bank advances	Level 2	220,000	217,130	175,000	174,734
Subordinated debentures	Level 2	45,517	45,732	44,835	45,220
Accrued interest payable	Level 2	1,919	1,919	1,592	1,592
Interest rate swap	(1)	2	2	84	84

(1)	See Note 18 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.
(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions.

Carrying amount is the estimated fair value for cash and cash equivalents, FHLBI stock, accrued interest receivable and payable, demand deposits, securities sold under agreements to repurchase, and variable rate loans and deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans and deposits and for variable rate loans and deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. The fair value of mortgage servicing rights is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. Fair value of subordinated debentures and Federal Home Loan Bank advances is based on current rates for similar financing. Fair value of the interest rate swap is determined primarily utilizing market-consensus forecasted yield curves. Fair value of off-balance sheet items is estimated to be nominal.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

The following is a description of our valuation methodologies used to measure and disclose the fair values of our financial assets and liabilities on a recurring or nonrecurring basis:

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency debt obligations, mortgage-backed securities issued or guaranteed by U.S. Government agencies, municipal general obligation and revenue bonds, and mutual funds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information becomes known which necessitates an impairment. There was no such impairment as of December 31, 2017 or 2016. We have no Level 1 securities available for sale.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 18 – FAIR VALUE MEASUREMENTS (Continued)

Mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of aggregate cost or fair value and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of December 31, 2017 and 2016, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $2.6 million and $1.0 million, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government agency debt obligations	$169,700,000	$0	$169,700,000	$0
Mortgage-backed securities	38,792,000	0	38,792,000	0
Municipal general obligation bonds	121,293,000	0	116,102,000	5,191,000
Municipal revenue bonds	3,978,000	0	3,978,000	0
Other investments	1,981,000	0	1,981,000	0
Derivatives
Interest rate swap agreement	(2,000)	0	(2,000)	0
Total	$335,742,000	$0	$330,551,000	$5,191,000

There were no transfers in or out of Level 1, Level 2 or Level 3 during 2017. The $1.2 million reduction in Level 3 municipal general obligation bonds during 2017 reflects the scheduled maturities of such bonds.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2017 are as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$5,836,000	$0	$0	$5,836,000
Foreclosed assets	2,260,000	0	0	2,260,000
Total	$8,096,000	$0	$0	$8,096,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

NOTE 19 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2017	2016	2015
Basic
Net income attributable to common shares	$31,274,000	$31,913,000	$27,020,000

Weighted average common shares outstanding	16,478,968	16,292,086	16,609,263

Basic earnings per common share	$1.90	$1.96	$1.63
Diluted
Net income attributable to common shares	$31,274,000	$31,913,000	$27,020,000

Weighted average common shares outstanding for basic earnings per common share	16,478,968	16,292,086	16,609,263

Add: Dilutive effects of share-based awards	10,102	18,644	32,877

Average shares and dilutive potential common shares	16,489,070	16,310,730	16,642,140

Diluted earnings per common share	$1.90	$1.96	$1.62

Stock options for approximately 7,000, 11,000 and 40,000 shares of common stock were antidilutive and were not included in determining dilutive earnings per share in 2017, 2016 and 2015, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

The following table depicts our five business trusts as of December 31, 2017:

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

December 31, 2017

NOTE 21 - REGULATORY MATTERS (Continued)

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At year-end 2017 and 2016, our Bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2017 that we believe have changed our Bank’s categorization.

Our actual capital levels (dollars in thousands) and minimum required levels were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2017
Total capital (to risk weighted assets)
Consolidated	$379,417	12.9%	$235,723	8.0%	NA	NA
Bank	371,346	12.6	235,515	8.0	294,393	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	359,915	12.2	176,792	6.0	NA	NA
Bank	351,844	12.0	176,636	6.0	235,515	8.0
Common equity (to risk weighted assets)
Consolidated	316,472	10.7	132,594	4.5	NA	NA
Bank	351,844	12.0	132,477	4.5	191,356	6.5
Tier 1 capital (to average assets)
Consolidated	359,915	11.3	127,782	4.0	NA	NA
Bank	351,844	11.0	127,698	4.0	159,623	5.0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

Under the final Basel III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of December 31, 2017, our bank would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis as if all such requirements were currently in effect.

Federal and state banking laws and regulations place certain restrictions on the amount of dividends our Bank can transfer to Mercantile and on the capital levels that must be maintained. At year-end 2017, under the most restrictive of these regulations, our Bank could distribute approximately $42.6 million to Mercantile as dividends without prior regulatory approval. Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 12, 2017, our Board of Directors declared a cash dividend on our common stock in the amount of $0.18 per share that was paid on March 22, 2017 to shareholders of record as of March 10, 2017. On April 13, 2017, our Board of Directors declared a cash dividend on our common stock in the amount of $0.18 per share that was paid on June 21, 2017 to shareholders of record as of June 9, 2017. On July 13, 2017, our Board of Directors declared a cash dividend on our common stock in the amount of $0.19 per share that was paid on September 20, 2017 to shareholders of record as of September 8, 2017. On October 12, 2017, our Board of Directors declared a cash dividend on our common stock in the amount of $0.19 per share that was paid on December 20, 2017 to shareholders of record as of December 8, 2017.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 21 - REGULATORY MATTERS (Continued)

On January 11, 2018, our Board of Directors declared a cash dividend on our common stock in the amount of $0.22 per share that will be paid on March 21, 2018 to shareholders of record as of March 9, 2018.

On January 30, 2015, we announced that our Board of Directors had authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced a $15.0 million expansion of the stock repurchase plan. Since inception, we have purchased a total of 956,419 shares at a total price of $19.5 million, at an average price per share of $20.38; no shares were purchased under the authorized plan during 2017. The stock buybacks have been funded from cash dividends paid to us from our Bank. Additional repurchases may be made in future periods under the authorized plan, which would also likely be funded from cash dividends paid to us from our Bank.

Our consolidated capital levels as of December 31, 2017 and 2016 include $43.4 million and $42.8 million, respectively, of trust preferred securities subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. At December 31, 2017 and 2016, all $43.4 million and $42.8 million, respectively, of the trust preferred securities were included as Tier 1 capital of Mercantile.

NOTE 22 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

At December 31, 2017, accumulated other comprehensive income, net of tax effects (as applicable), consisted of a net unrealized loss on available for sale securities of $4.9 million and the fair value of an interest rate swap of less than negative $0.1 million. At December 31, 2016, accumulated other comprehensive income, net of tax effects (as applicable), consisted of a net unrealized loss on available for sale securities of $5.5 million and the fair value of an interest rate swap of negative $0.1 million. At December 31, 2015, accumulated other comprehensive income, net of tax effects (as applicable), consisted of a net unrealized gain on available for sale securities of $1.4 million and the fair value of an interest rate swap of negative $0.2 million.

NOTE 23 - QUARTERLY FINANCIAL DATA (Unaudited)

	Interest	Net Interest	Net	Earnings per Share
	Income	Income	Income	Basic	Diluted
2017
First quarter	$28,704,000	$25,509,000	$7,615,000	$0.46	$0.46
Second quarter	30,903,000	27,193,000	7,343,000	0.45	0.45
Third quarter	33,034,000	28,644,000	8,337,000	0.51	0.51
Fourth quarter	32,902,000	28,402,000	7,979,000	0.48	0.48

2016
First quarter	$28,889,000	$25,882,000	$8,549,000	$0.52	$0.52
Second quarter	30,147,000	27,100,000	7,434,000	0.46	0.46
Third quarter	29,706,000	26,450,000	7,845,000	0.48	0.48
Fourth quarter	29,715,000	26,435,000	8,085,000	0.49	0.49

Net income for the fourth quarter of 2017 was impacted by $1.3 million in federal income tax expense to revalue net deferred tax assets relating to the federal tax law change.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 24 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)

CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

	2017	2016
ASSETS
Cash and cash equivalents	$9,704,000	$4,257,000
Investment in bank subsidiary	383,941,000	365,291,000
Other assets	20,435,000	20,665,000

Total assets	$414,080,000	$390,213,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$2,693,000	$4,567,000
Subordinated debentures	45,517,000	44,835,000
Shareholders’ equity	365,870,000	340,811,000

Total liabilities and shareholders’ equity	$414,080,000	$390,213,000

CONDENSED STATEMENTS OF INCOME

	2017	2016	2015
Income
Interest and dividends from subsidiaries	$16,203,000	$32,521,000	$24,166,000
Total income	16,203,000	32,521,000	24,166,000

Expenses
Interest expense	2,496,000	2,490,000	2,569,000
Other operating expenses	3,651,000	2,953,000	2,276,000
Total expenses	6,147,000	5,443,000	4,845,000

Income before income tax benefit and equity in undistributed net income of subsidiary	10,056,000	27,078,000	19,321,000

Federal income tax benefit	(4,060,000)	(836,000)	(2,051,000)

Equity in undistributed net income of subsidiary	17,158,000	3,999,000	5,648,000

Net income	$31,274,000	$31,913,000	$27,020,000

Comprehensive income	$32,821,000	$25,069,000	$28,267,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 24 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)

CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2017	2016	2015
Cash flows from operating activities
Net income	$31,274,000	$31,913,000	$27,020,000
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiary	(17,158,000)	(3,999,000)	(5,648,000)
Stock-based compensation expense	1,981,000	1,459,000	684,000
Stock grants to directors for retainer fees	363,000	327,000	403,000
Gain on trust preferred securities repurchase	0	(2,970,000)	0
Change in other assets	(230,000)	387,000	11,000
Change in other liabilities	(677,000)	78,000	4,717,000
Net cash from operating activities	15,553,000	27,195,000	27,187,000

Cash flows from investing activities
Net capital investment into subsidiaries	0	0	0
Net cash for investing activities	0	0	0

Cash flows from financing activities
Stock option exercises, net of cashless exercises	318,000	978,000	891,000
Employee stock purchase plan	46,000	36,000	44,000
Dividend reinvestment plan	1,576,000	1,601,000	655,000
Repurchase of common shares	0	(3,732,000)	(15,762,000)
Cash dividends on common stock	(12,046,000)	(18,731,000)	(9,516,000)
Repurchase of trust preferred securities	0	(8,030,000)	0
Net cash for financing activities	(10,106,000)	(27,878,000)	(23,688,000)

Net change in cash and cash equivalents	5,447,000	(683,000)	3,499,000

Cash and cash equivalents at beginning of period	4,257,000	4,940,000	1,441,000

Cash and cash equivalents at end of period	$9,704,000	$4,257,000	$4,940,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2018.

MERCANTILE BANK CORPORATION

/s/ Robert B. Kaminski, Jr.
Robert B. Kaminski, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2018.

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

10.8	Employment Agreement dated as of November 13, 2014, effective as of December 31, 2014, among the company, our bank and Charles E. Christmas, incorporated by reference to exhibit 10.14 of our Form 10-K filed March 3, 2015*

10.9	Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan dated as of November 13, 2014, effective on January 1, 2015, incorporated by reference to exhibit 10.15 of our Form 10-K filed March 3, 2015*

Exhibit No.	EXHIBIT DESCRIPTION

10.10	Amendment to Employment Agreement of Michael H. Price, dated May 28, 2015, incorporated by reference to exhibit 10.1 of our Form 8-K filed May 28, 2015*

10.11	Amendment to Employment Agreement of Robert B. Kaminski, Jr., dated May 28, 2015, incorporated by reference to exhibit 10.2 of our Form 8-K filed May 28, 2015*

10.12	2015 Mercantile Executive Officer Bonus Plan, incorporated by reference to exhibit 10.3 of our Form 8-K filed May 28, 2015*

10.13	First Amendment to Employment Agreement of Charles E. Christmas, dated November 19, 2015, incorporated by reference to exhibit 10.1 of our Form 8-K filed November 19, 2015*

10.14	Change in Control Agreement among the Company, the Bank and Michael H. Price, dated November 19, 2015, incorporated by reference to exhibit 10.2 of our Form 8-K filed November 19, 2015*

10.15	Change in Control Agreement among the Company, the Bank and Robert B. Kaminski, Jr., dated November 19, 2015, incorporated by reference to exhibit 10.3 of our Form 8-K filed November 19, 2015*

10.16	Change in Control Agreement among the Company, the Bank and Charles E. Christmas, dated November 19, 2015, incorporated by reference to exhibit 10.4 of our Form 8-K filed November 19, 2015*

10.17	2016 Mercantile Executive Officer Bonus Plan, incorporated by reference to exhibit 10.1 of our Form 8-K filed June 10, 2016*

10.18	2016 Mercantile General Counsel Bonus Plan, incorporated by reference to exhibit 10.2 of our Form 8-K filed June 10, 2016*

10.19	Second Amendment to Employment Agreement of Michael H. Price dated July 14, 2016, incorporated by reference to exhibit 10.1 of our Form 8-K filed July 19, 2016*

10.20	First Amendment to Change in Control Agreement among Mercantile, the Bank and Michael H. Price, dated July 14, 2016, incorporated by reference to exhibit 10.2 of our Form 8-K filed July 19, 2016*

10.21	Form of Restricted Stock Award Agreement, incorporated by reference to exhibit 10.1 of our Form 8-K filed November 18, 2016*

10.22	Form of Stock Option Agreement, incorporated by reference to exhibit 10.2 of our Form 8-K filed November 18, 2016*

10.23	Second Amendment to Employment Agreement of Robert B. Kaminski, Jr. effective January 1, 2017, incorporated by reference to exhibit 10.1 of our Form 8-K filed January 3, 2017*

10.24	Amended and Restated Employment Agreement of Robert T. Worthington effective January 1, 2017, incorporated by reference to exhibit 10.2 of our Form 8-K filed January 3, 2017*

10.25	Employment Agreement among Mercantile, the Bank and Raymond E. Reitsma effective January 1, 2016, incorporated by reference to exhibit 10.3 of our Form 8-K filed January 3, 2017*

10.26	First Amendment to Employment Agreement of Raymond E. Reitsma effective January 1, 2017, incorporated by reference to exhibit 10.4 of our Form 8-K filed January 3, 2017*

10.27	2017 Mercantile Executive Officer Bonus Plan, incorporated by reference to exhibit 10.1 of our Form 8-K filed May 26, 2017*

10.28	Director Fee Summary*

Exhibit No.	EXHIBIT DESCRIPTION
21	Subsidiaries of the company

23	Consent of BDO USA, LLP

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

101

The following information from Mercantile’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

* Management contract or compensatory plan.