Form 10-Q
period 2018-03-31
MERCANTILE BANK CORP
filed 2018-05-07
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes             No    X

At April 30, 2018, there were 16,598,027 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2018	2017

ASSETS
Cash and due from banks	$47,278,000	$55,127,000
Interest-earning deposits	163,879,000	144,974,000
Total cash and cash equivalents	211,157,000	200,101,000

Securities available for sale	336,988,000	335,744,000
Federal Home Loan Bank stock	11,036,000	11,036,000

Loans	2,551,204,000	2,558,552,000
Allowance for loan losses	(19,974,000)	(19,501,000)
Loans, net	2,531,230,000	2,539,051,000

Premises and equipment, net	46,300,000	46,034,000
Bank owned life insurance	69,010,000	68,689,000
Goodwill	49,473,000	49,473,000
Core deposit intangible	7,044,000	7,600,000
Other assets	31,662,000	28,976,000

Total assets	$3,293,900,000	$3,286,704,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$830,187,000	$866,380,000
Interest-bearing	1,709,866,000	1,655,985,000
Total deposits	2,540,053,000	2,522,365,000

Securities sold under agreements to repurchase	104,894,000	118,748,000
Federal Home Loan Bank advances	220,000,000	220,000,000
Subordinated debentures	45,688,000	45,517,000
Accrued interest and other liabilities	14,925,000	14,204,000
Total liabilities	2,925,560,000	2,920,834,000

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,598,466 shares outstanding at March 31, 2018 and 16,592,125 shares outstanding at December 31, 2017	310,601,000	309,772,000
Retained earnings	68,241,000	61,001,000
Accumulated other comprehensive income (loss)	(10,502,000)	(4,903,000)
Total shareholders’ equity	368,340,000	365,870,000

Total liabilities and shareholders’ equity	$3,293,900,000	$3,286,704,000

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2018	2017
Interest income
Loans, including fees	$32,315,000	$26,733,000
Securities, taxable	1,602,000	1,278,000
Securities, tax-exempt	594,000	550,000
Other interest-earning assets	470,000	143,000
Total interest income	34,981,000	28,704,000

Interest expense
Deposits	3,085,000	1,868,000
Short-term borrowings	57,000	51,000
Federal Home Loan Bank advances	945,000	655,000
Subordinated debentures and other borrowings	695,000	621,000
Total interest expense	4,782,000	3,195,000

Net interest income	30,199,000	25,509,000

Provision for loan losses	0	600,000

Net interest income after provision for loan losses	30,199,000	24,909,000

Noninterest income
Service charges on deposit and sweep accounts	1,053,000	1,018,000
Credit and debit card income	1,243,000	1,106,000
Mortgage banking income	884,000	1,123,000
Earnings on bank owned life insurance	331,000	1,738,000
Other income	870,000	866,000
Total noninterest income	4,381,000	5,851,000

Noninterest expense
Salaries and benefits	12,337,000	11,272,000
Occupancy	1,772,000	1,554,000
Furniture and equipment depreciation, rent and maintenance	548,000	535,000
Data processing costs	2,128,000	2,011,000
Other expense	4,362,000	4,404,000
Total noninterest expenses	21,147,000	19,776,000

Income before federal income tax expense	13,433,000	10,984,000

Federal income tax expense	2,552,000	3,369,000

Net income	$10,881,000	$7,615,000

Basic earnings per share	$0.66	$0.46
Diluted earnings per share	$0.66	$0.46
Cash dividends per share	$0.22	$0.18
Average basic shares outstanding	16,595,115	16,434,647
Average diluted shares outstanding	16,604,325	16,449,210

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Net income	$10,881,000	$7,615,000

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(7,142,000)	980,000
Fair value of interest rate swap	2,000	42,000
Total other comprehensive income (loss)	(7,140,000)	1,022,000

Tax effect of unrealized holding gains (losses) on securities available for sale	1,500,000	(343,000)
Tax effect of fair value of interest rate swap	(1,000)	(15,000)
Total tax effect of other comprehensive income	1,499,000	(358,000)

Other comprehensive income (loss), net of tax effect	(5,641,000)	664,000

Comprehensive income	$5,240,000	$8,279,000

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

($ in thousands except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances, January 1, 2018	$0	$309,772	$61,001	$(4,903)	$365,870

Reclassification of equity securities related to ASU 2016-01 adoption			(42)	42	0

Employee stock purchase plan (426 shares)		14			14

Dividend reinvestment plan (4,624 shares)		164			164

Stock option exercises (7,000 shares)		54			54

Stock-based compensation expense		597			597

Cash dividends ($0.22 per common share)			(3,599)		(3,599)

Net income for the three months ended March 31, 2018			10,881		10,881

Change in net unrealized holding gain/(loss) on securities available for sale, net of tax effect				(5,642)	(5,642)

Change in fair value of interest rate swap, net of tax effect				1	1

Balances, March 31, 2018	$0	$310,601	$68,241	$(10,502)	$368,340

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

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities
Net income	$10,881,000	$7,615,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	2,483,000	2,548,000
Accretion of acquired loans	(357,000)	(483,000)
Provision for loan losses	0	600,000
Stock-based compensation expense	597,000	476,000
Stock grants to directors for retainer fees	0	2,000
Proceeds from sales of mortgage loans held for sale	21,010,000	19,317,000
Origination of mortgage loans held for sale	(19,585,000)	(19,342,000)
Net gain from sales of mortgage loans held for sale	(736,000)	(867,000)
Net gain from sales and valuation write-downs of foreclosed assets	(105,000)	(43,000)
Net loss from sales and valuation write-downs of former bank premises	99,000	15,000
Net loss from sales and write-downs of fixed assets	53,000	40,000
Earnings on bank owned life insurance	(331,000)	(1,738,000)
Net change in:
Accrued interest receivable	(820,000)	(828,000)
Other assets	(866,000)	(321,000)
Accrued interest and other liabilities	722,000	980,000
Net cash from operating activities	13,045,000	7,971,000

Cash flows from investing activities
Loan originations and payments, net	7,257,000	(61,701,000)
Purchases of securities available for sale	(13,303,000)	(14,701,000)
Proceeds from maturities, calls and repayments of securities available for sale	4,609,000	10,858,000
Purchases of Federal Home Loan Bank stock	0	(1,210,000)
Proceeds from sales of foreclosed assets	410,000	99,000
Proceeds from bank owned life insurance cash value release and death benefits	0	2,720,000
Net purchases of premises and equipment	(1,429,000)	(1,138,000)
Net cash for investing activities	(2,456,000)	(65,073,000)

Cash flows from financing activities
Net decrease in time deposits	(8,412,000)	(55,203,000)
Net increase (decrease) in all other deposits	26,100,000	(41,766,000)
Net decrease in securities sold under agreements to repurchase	(13,854,000)	(5,031,000)
Maturities of Federal Home Loan Bank advances	0	(10,000,000)
Proceeds from Federal Home Loan Bank advances	0	40,000,000
Proceeds from stock option exercises	54,000	248,000
Employee stock purchase plan	14,000	12,000
Dividend reinvestment plan	164,000	1,145,000
Payment of cash dividends to common shareholders	(3,599,000)	(2,923,000)
Net cash from (for) financing activities	467,000	(73,518,000)

Net change in cash and cash equivalents	11,056,000	(130,620,000)
Cash and cash equivalents at beginning of period	200,101,000	183,596,000
Cash and cash equivalents at end of period	$211,157,000	$52,976,000

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017
Supplemental disclosures of cash flows information
Cash paid during the period for:
Interest	$4,529,000	$3,322,000
Federal income tax	0	0
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	232,000	97,000
Transfers from bank premises to other real estate owned	296,000	0

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the three months ended March 31, 2018 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2018 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2017.

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

Approximately 236,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three months ended March 31, 2018. In addition, stock options for approximately 17,000 shares of common stock were included in determining diluted earnings per share for the three months ended March 31, 2018. Stock options for approximately 7,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three months ended March 31, 2018.

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. As of March 31, 2018 and December 31, 2017, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $1.9 million and $2.6 million, respectively. Loans held for sale are reported as part of our total loans on the balance sheet.

Mortgage loans held for sale are generally sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold, which is reduced by the cost allocated to the servicing right. We generally lock in the sale price to the purchaser of the loan at the same time we make a rate commitment to the borrower. These mortgage banking activities are not designated as hedges and are carried at fair value. The net gain or loss on mortgage banking derivatives is included in the gain on sale of loans. Mortgage loans serviced for others totaled approximately $611 million as of March 31, 2018.

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

Revenue from Contracts with Customers: We record revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, we must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) we satisfy a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

Our primary sources of revenue are derived from interest and dividends earned on loans, securities and other financial instruments that are not within the scope of Topic 606. We have evaluated the nature of our contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Condensed Consolidated Statements of Income was not necessary. We generally satisfy our performance obligations on contracts with customers as services are rendered, and the transaction prices are typically fixed and charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

Adoption of New Accounting Standards: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We adopted this ASU effective January 1, 2018 using the modified retrospective approach.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of ASU 2014-09 did not have a material impact on our consolidated financial statements and related disclosures as the primary sources of revenues are derived from interest and dividends earned on loans, securities and other financial instruments that are not within the scope of the new standard. Our revenue recognition pattern for revenue streams within the scope of the new standard, including but not limited to service charges on deposit accounts, credit and debit card interchange fees and payroll service income, did not change significantly from prior practice. The modified retrospective method requires application of ASU 2014-09 to uncompleted contracts at the date of adoption; however, periods prior to the date of adoption have not been retrospectively revised as the impact of the new standard on uncompleted contracts as the date of adoption was not material, and therefore a cumulative effective adjustment to opening retained earnings was not deemed necessary.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires an entity to (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price; and (v) assess a valuation allowance on deferred tax assets related to unrealized losses on available for sale debt securities in combination with other deferred tax assets. This ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. This ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. Our adoption of this ASU effective January 1, 2018 did not have a material effect on our financial position or results of operations. The adoption of this guidance resulted in an insignificant cumulative-effect adjustment that decreased retained earnings, with offsetting-related adjustments to deferred taxes and AOCI. In addition, the fair value of loans has been estimated using an exit price notion as disclosed in Note 10.

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (i) financial assets subject to credit losses and measured at amortized cost, and (ii) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans, and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). We are currently evaluating the provisions of this ASU to determine the potential impact the new standard will have on our consolidated financial statements. We have selected a software vendor for applying this new ASU, and have initiated the process to establish a framework which we plan to implement later in 2018.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This ASU made eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows and is effective for fiscal years beginning after December 15, 2017. The new standard required adoption on a retrospective basis unless it was impractical to apply, in which case it was required to apply the amendments prospectively as of the earliest date practicable. Adoption of this ASU did not have a material effect on our financial position or results of operations.

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

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. The ASU changes the recognition and presentation requirements of hedge accounting, including eliminating the requirement to separately measure and report hedge ineffectiveness and presenting all items that affect earnings in the same income statement line as the hedged item. The ASU also eases certain documentation and assessment requirements and modifies the accounting components excluded from the assessment of hedge effectiveness. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the provisions of this ASU to determine the potential impact the new standard will have on our consolidated financial statements.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU requires reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amount of the reclassification is the difference between the historical 35% corporate income tax rate and the newly enacted 21% corporate income tax rate. Because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws of rates be included in income from continuing operations is not affected. This ASU is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We early adopted this ASU effective December 31, 2017, which resulted in the reclassification of $0.9 million from accumulated other comprehensive income to retained earnings at year-end 2017.

2.    SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
U.S. Government agency debt obligations	$184,422,000	$4,000	$(11,257,000)	$173,169,000
Mortgage-backed securities	41,104,000	278,000	(1,031,000)	40,351,000
Municipal general obligation bonds	118,881,000	404,000	(1,625,000)	117,660,000
Municipal revenue bonds	3,910,000	6,000	(73,000)	3,843,000
Other investments	2,018,000	0	(53,000)	1,965,000

	$350,335,000	$692,000	$(14,039,000)	$336,988,000

December 31, 2017
U.S. Government agency debt obligations	$175,953,000	$99,000	$(6,352,000)	$169,700,000
Mortgage-backed securities	38,967,000	335,000	(510,000)	38,792,000
Municipal general obligation bonds	121,040,000	891,000	(638,000)	121,293,000
Municipal revenue bonds	3,978,000	30,000	(30,000)	3,978,000
Other investments	2,010,000	0	(29,000)	1,981,000

	$341,948,000	$1,355,000	$(7,559,000)	$335,744,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.    SECURITIES (Continued)

Securities with unrealized losses at March 31, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2018
U.S. Government agency debt obligations	$44,594,000	$1,464,000	$126,600,000	$9,793,000	$171,194,000	$11,257,000
Mortgage-backed securities	14,519,000	479,000	18,867,000	552,000	33,386,000	1,031,000
Municipal general obligation bonds	43,826,000	615,000	43,537,000	1,010,000	87,363,000	1,625,000
Municipal revenue bonds	1,499,000	16,000	1,159,000	57,000	2,658,000	73,000
Other investments	1,518,000	53,000	0	0	1,518,000	53,000

	$105,956,000	$2,627,000	$190,163,000	$11,412,000	$296,119,000	$14,039,000

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2017
U.S. Government agency debt obligations	$35,677,000	$434,000	$115,374,000	$5,918,000	$151,051,000	$6,352,000
Mortgage-backed securities	10,179,000	156,000	21,084,000	354,000	31,263,000	510,000
Municipal general obligation bonds	12,807,000	114,000	54,703,000	524,000	67,510,000	638,000
Municipal revenue bonds	0	0	1,187,000	30,000	1,187,000	30,000
Other investments	1,510,000	29,000	0	0	1,510,000	29,000

	$60,173,000	$733,000	$192,348,000	$6,826,000	$252,521,000	$7,559,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.    SECURITIES (Continued)

At March 31, 2018, 394 debt securities and one mutual fund with fair values totaling $296 million have unrealized losses aggregating $14.0 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that the unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary.

The amortized cost and fair value of debt securities at March 31, 2018, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

	Weighted
	Average	Amortized	Fair
	Yield (%)	Cost	Value

Due in 2018	1.86	$28,193,000	$28,181,000
Due in 2019 through 2023	2.12	65,051,000	64,576,000
Due in 2024 through 2028	2.52	99,189,000	94,685,000
Due in 2029 and beyond	2.95	114,780,000	107,230,000
Mortgage-backed securities	2.33	41,104,000	40,351,000
Other investments	2.84	2,018,000	1,965,000

Total available for sale securities	2.51	$350,335,000	$336,988,000

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $112 million at March 31, 2018 and December 31, 2017, with estimated market values of $111 million and $112 million, respectively. Securities issued by all other states and their political subdivisions had a combined amortized cost of $10.8 million and $12.9 million at March 31, 2018 and December 31, 2017, respectively, with estimated market values of $10.7 million and $13.0 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $105 million and $119 million at March 31, 2018 and December 31, 2017, respectively. Investments in Federal Home Loan Bank stock are restricted and may only be resold or redeemed by the issuer.

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

Our total loans at March 31, 2018 were $2.55 billion compared to $2.56 billion at December 31, 2017, a decrease of $7.3 million, or 0.3%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at March 31, 2018 and December 31, 2017, and the percentage change in loans from the end of 2017 to the end of the first quarter of 2018, are as follows:

					Percent
	March 31, 2018		December 31, 2017		Increase
	Balance	%	Balance	%	(Decrease)
Originated loans
Commercial:
Commercial and industrial	$675,188,000	30.8%	$680,805,000	31.3%	(0.8%)
Vacant land, land development, and residential construction	25,514,000	1.2	23,682,000	1.1	7.7
Real estate – owner occupied	468,777,000	21.4	456,065,000	21.0	2.8
Real estate – non-owner occupied	715,725,000	32.6	708,824,000	32.7	1.0
Real estate – multi-family and residential rental	61,762,000	2.8	64,852,000	3.0	(4.8)
Total commercial	1,946,966,000	88.8	1,934,228,000	89.1	0.7

Retail:
Home equity and other	65,604,000	3.0	69,675,000	3.2	(5.8)
1-4 family mortgages	179,281,000	8.2	166,054,000	7.7	8.0
Total retail	244,885,000	11.2	235,729,000	10.9	3.9

Total originated loans	$2,191,851,000	100.0%	$2,169,957,000	100.0%	1.0%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

					Percent
	March 31, 2018		December 31, 2017		Increase
	Balance	%	Balance	%	(Decrease)
Acquired loans
Commercial:
Commercial and industrial	$64,617,000	18.0%	$72,959,000	18.8%	(11.4%)
Vacant land, land development, and residential construction	5,924,000	1.6	6,191,000	1.6	(4.3)
Real estate – owner occupied	62,375,000	17.5	70,263,000	18.1	(11.2)
Real estate – non-owner occupied	78,481,000	21.8	82,861,000	21.3	(5.3)
Real estate – multi-family and residential rental	34,666,000	9.6	37,066,000	9.5	(6.5)
Total commercial	246,063,000	68.5	269,340,000	69.3	(8.6)

Retail:
Home equity and other	27,575,000	7.7	30,750,000	7.9	(10.3)
1-4 family mortgages	85,715,000	23.8	88,505,000	22.8	(3.2)
Total retail	113,290,000	31.5	119,255,000	30.7	(5.0)

Total acquired loans	$359,353,000	100.0%	$388,595,000	100.0%	(7.5%)

					Percent
	March 31, 2018		December 31, 2017		Increase
	Balance	%	Balance	%	(Decrease)
Total loans
Commercial:
Commercial and industrial	$739,805,000	29.0%	$753,764,000	29.4%	(1.9%)
Vacant land, land development, and residential construction	31,438,000	1.2	29,873,000	1.2	5.2
Real estate – owner occupied	531,152,000	20.8	526,328,000	20.6	0.9
Real estate – non-owner occupied	794,206,000	31.2	791,685,000	30.9	0.3
Real estate – multi-family and residential rental	96,428,000	3.8	101,918,000	4.0	(5.4)
Total commercial	2,193,029,000	86.0	2,203,568,000	86.1	(0.5)

Retail:
Home equity and other	93,179,000	3.6	100,425,000	3.9	(7.2)
1-4 family mortgages	264,996,000	10.4	254,559,000	10.0	4.1
Total retail	358,175,000	14.0	354,984,000	13.9	0.9

Total loans	$2,551,204,000	100.0%	$2,558,552,000	100.0%	(0.3%)

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The total contractually required payments due on and carrying value of acquired impaired loans were $9.2 million and $5.0 million, respectively, as of March 31, 2018. The total contractually required payments due on and carrying value of acquired impaired loans were $11.9 million and $5.2 million, respectively, as of December 31, 2017. Changes in the accretable yield for acquired impaired loans for the three months ended March 31, 2018 and March 31, 2017 were as follows:

Balance at December 31, 2017	$1,404,000
Additions	0
Accretion income	(131,000)
Net reclassification from nonaccretable to accretable	86,000
Reductions (1)	(40,000)

Balance at March 31, 2018	$1,319,000

Balance at December 31, 2016	$1,726,000
Additions	1,000
Accretion income	(147,000)
Net reclassification from nonaccretable to accretable	63,000
Reductions (1)	(179,000)

Balance at March 31, 2017	$1,464,000

(1) Reductions primarily reflect the result of exit events, including loan payoffs and charge-offs.

Nonperforming originated loans as of March 31, 2018 and December 31, 2017 were as follows:

	March 31,	December 31,
	2018	2017

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	2,763,000	3,672,000

Total nonperforming originated loans	$2,763,000	$3,672,000

Nonperforming acquired loans as of March 31, 2018 and December 31, 2017 were as follows:

	March 31,	December 31,
	2018	2017

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	2,979,000	3,471,000

Total nonperforming acquired loans	$2,979,000	$3,471,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The recorded principal balance of all nonperforming loans was as follows:

	March 31,	December 31,
	2018	2017
Commercial:
Commercial and industrial	$619,000	$1,444,000
Vacant land, land development, and residential construction	0	35,000
Real estate – owner occupied	1,831,000	2,241,000
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	154,000	178,000
Total commercial	2,604,000	3,898,000

Retail:
Home equity and other	512,000	577,000
1-4 family mortgages	2,626,000	2,668,000
Total retail	3,138,000	3,245,000

Total nonperforming loans	$5,742,000	$7,143,000

Acquired impaired loans are not reported as nonperforming loans based on acquired impaired loan accounting. Acquired non-impaired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated loan portfolio.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of March 31, 2018:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Originated loans
Commercial:
Commercial and industrial	$1,350,000	$929,000	$0	$2,279,000	$672,909,000	$675,188,000	$0
Vacant land, land development, and residential construction	0	0	0	0	25,514,000	25,514,000	0
Real estate – owner occupied	0	0	251,000	251,000	468,526,000	468,777,000	0
Real estate – non-owner occupied	0	0	0	0	715,725,000	715,725,000	0
Real estate – multi-family and residential rental	0	0	0	0	61,762,000	61,762,000	0
Total commercial	1,350,000	929,000	251,000	2,530,000	1,944,436,000	1,946,966,000	0

Retail:
Home equity and other	65,000	0	0	65,000	65,539,000	65,604,000	0
1-4 family mortgages	0	246,000	220,000	466,000	178,815,000	179,281,000	0
Total retail	65,000	246,000	220,000	531,000	244,354,000	244,885,000	0

Total past due loans	$1,415,000	$1,175,000	$471,000	$3,061,000	$2,188,790,000	$2,191,851,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	30 – 59	60 – 89	Greater Than 89				Recorded Balance > 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Acquired loans
Commercial:
Commercial and industrial	$0	$0	$113,000	$113,000	$64,504,000	$64,617,000	$0
Vacant land, land development, and residential construction	0	0	0	0	5,924,000	5,924,000	0
Real estate – owner occupied	0	156,000	243,000	399,000	61,976,000	62,375,000	0
Real estate – non-owner occupied	0	0	0	0	78,481,000	78,481,000	0
Real estate – multi-family and residential rental	27,000	0	9,000	36,000	34,630,000	34,666,000	0
Total commercial	27,000	156,000	365,000	548,000	245,515,000	246,063,000	0

Retail:
Home equity and other	163,000	44,000	42,000	249,000	27,326,000	27,575,000	0
1-4 family mortgages	645,000	231,000	475,000	1,351,000	84,364,000	85,715,000	0
Total retail	808,000	275,000	517,000	1,600,000	111,690,000	113,290,000	0

Total past due loans	$835,000	$431,000	$882,000	$2,148,000	$357,205,000	$359,353,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2017:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Originated loans
Commercial:
Commercial and industrial	$0	$0	$178,000	$178,000	$680,627,000	$680,805,000	$0
Vacant land, land development, and residential construction	0	0	35,000	35,000	23,647,000	23,682,000	0
Real estate – owner occupied	0	0	1,244,000	1,244,000	454,821,000	456,065,000	0
Real estate – non-owner occupied	0	0	0	0	708,824,000	708,824,000	0
Real estate – multi-family and residential rental	0	0	0	0	64,852,000	64,852,000	0
Total commercial	0	0	1,457,000	1,457,000	1,932,771,000	1,934,228,000	0

Retail:
Home equity and other	647,000	11,000	86,000	744,000	68,931,000	69,675,000	0
1-4 family mortgages	0	0	250,000	250,000	165,804,000	166,054,000	0
Total retail	647,000	11,000	336,000	994,000	234,735,000	235,729,000	0

Total past due loans	$647,000	$11,000	$1,793,000	$2,451,000	$2,167,506,000	$2,169,957,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	30 – 59	60 – 89	Greater Than 89				Recorded Balance > 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Acquired Loans
Commercial:
Commercial and industrial	$40,000	$0	$114,000	$154,000	$72,805,000	$72,959,000	$0
Vacant land, land development, and residential construction	14,000	0	0	14,000	6,177,000	6,191,000	0
Real estate – owner occupied	634,000	0	271,000	905,000	69,358,000	70,263,000	0
Real estate – non-owner occupied	0	0	0	0	82,861,000	82,861,000	0
Real estate – multi-family and residential rental	0	0	108,000	108,000	36,958,000	37,066,000	0
Total commercial	688,000	0	493,000	1,181,000	268,159,000	269,340,000	0

Retail:
Home equity and other	408,000	52,000	154,000	614,000	30,136,000	30,750,000	0
1-4 family mortgages	690,000	333,000	661,000	1,684,000	86,821,000	88,505,000	0
Total retail	1,098,000	385,000	815,000	2,298,000	116,957,000	119,255,000	0

Total past due loans	$1,786,000	$385,000	$1,308,000	$3,479,000	$385,116,000	$388,595,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans as of March 31, 2018, and average originated impaired loans for the three months ended March 31, 2018, were as follows:

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$234,000	$234,000		$206,000
Vacant land, land development and residential construction	0	0		17,000
Real estate – owner occupied	2,937,000	2,875,000		2,164,000
Real estate – non-owner occupied	0	0		0
Real estate – multi-family and residential rental	337,000	337,000		343,000
Total commercial	3,508,000	3,446,000		2,730,000

Retail:
Home equity and other	768,000	751,000		716,000
1-4 family mortgages	1,106,000	419,000		437,000
Total retail	1,874,000	1,170,000		1,153,000

Total with no related allowance recorded	$5,382,000	$4,616,000		$3,883,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$2,623,000	$2,133,000	$304,000	$2,561,000
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	1,717,000	1,674,000	226,000	1,532,000
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	145,000	145,000	17,000	72,000
Total commercial	4,485,000	3,952,000	547,000	4,165,000

Retail:
Home equity and other	508,000	498,000	258,000	823,000
1-4 family mortgages	412,000	354,000	58,000	232,000
Total retail	920,000	852,000	316,000	1,055,000

Total with an allowance recorded	$5,405,000	$4,804,000	$863,000	$5,220,000

Total impaired loans:
Commercial	$7,993,000	$7,398,000	$547,000	$6,895,000
Retail	2,794,000	2,022,000	316,000	2,208,000
Total impaired loans	$10,787,000	$9,420,000	$863,000	$9,103,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans as of March 31, 2018, and average impaired acquired loans for the three months ended March 31, 2018, were as follows:

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$743,000	$733,000		$877,000
Vacant land, land development and residential construction	0	0		0
Real estate – owner occupied	1,110,000	715,000		687,000
Real estate – non-owner occupied	232,000	232,000		235,000
Real estate – multi-family and residential rental	62,000	44,000		131,000
Total commercial	2,147,000	1,724,000		1,930,000

Retail:
Home equity and other	690,000	649,000		578,000
1-4 family mortgages	2,586,000	2,007,000		2,080,000
Total retail	3,276,000	2,656,000		2,658,000

Total with no related allowance recorded	$5,423,000	$4,380,000		$4,588,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$0	$0	$0	$0
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	1,597,000	1,597,000	307,000	799,000
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	1,597,000	1,597,000	307,000	799,000

Retail:
Home equity and other	0	0	0	0
1-4 family mortgages	0	0	0	0
Total retail	0	0	0	0

Total with an allowance recorded	$1,597,000	$1,597,000	$307,000	$799,000

Total impaired loans:
Commercial	$3,744,000	$3,321,000	$307,000	$2,729,000
Retail	3,276,000	2,656,000	0	2,658,000
Total impaired loans	$7,020,000	$5,977,000	$307,000	$5,387,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans as of December 31, 2017, and average impaired originated loans for the three months ended March 31, 2017, were as follows:

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$765,000	$178,000		$1,589,000
Vacant land, land development and residential construction	454,000	35,000		88,000
Real estate – owner occupied	1,528,000	1,452,000		113,000
Real estate – non-owner occupied	0	0		0
Real estate – multi-family and residential rental	349,000	349,000		197,000
Total commercial	3,096,000	2,014,000		1,987,000

Retail:
Home equity and other	693,000	680,000		247,000
1-4 family mortgages	1,126,000	456,000		649,000
Total retail	1,819,000	1,136,000		896,000

Total with no related allowance recorded	$4,915,000	$3,150,000		$2,883,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$3,038,000	$2,989,000	$963,000	$2,690,000
Vacant land, land development and residential construction	0	0	0	749,000
Real estate – owner occupied	1,409,000	1,391,000	239,000	1,144,000
Real estate – non-owner occupied	0	0	0	4,745,000
Real estate – multi-family and residential rental	0	0	0	751,000
Total commercial	4,447,000	4,380,000	1,202,000	10,079,000

Retail:
Home equity and other	1,225,000	1,147,000	652,000	697,000
1-4 family mortgages	165,000	110,000	13,000	137,000
Total retail	1,390,000	1,257,000	665,000	834,000

Total with an allowance recorded	$5,837,000	$5,637,000	$1,867,000	$10,913,000

Total impaired loans:
Commercial	$7,543,000	$6,394,000	$1,202,000	$12,066,000
Retail	3,209,000	2,393,000	665,000	1,730,000
Total impaired loans	$10,752,000	$8,787,000	$1,867,000	$13,796,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans as of December 31, 2017, and average impaired acquired loans for the three months ended March 31, 2017, were as follows:

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$1,039,000	$1,021,000		$892,000
Vacant land, land development and residential construction	0	0		0
Real estate – owner occupied	1,027,000	659,000		1,151,000
Real estate – non-owner occupied	238,000	237,000		751,000
Real estate – multi-family and residential rental	237,000	218,000		160,000
Total commercial	2,541,000	2,135,000		2,954,000

Retail:
Home equity and other	694,000	507,000		336,000
1-4 family mortgages	2,703,000	2,153,000		1,662,000
Total retail	3,397,000	2,660,000		1,998,000

Total with no related allowance recorded	$5,938,000	$4,795,000		$4,952,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$0	$0	$0	$19,000
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	0	0	0	48,000
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	0	0	0	67,000

Retail:
Home equity and other	0	0	0	0
1-4 family mortgages	0	0	0	172,000
Total retail	0	0	0	172,000

Total with an allowance recorded	$0	$0	$0	$239,000

Total impaired loans:
Commercial	$2,541,000	$2,135,000	$0	$3,021,000
Retail	3,397,000	2,660,000	0	2,170,000
Total impaired loans	$5,938,000	$4,795,000	$0	$5,191,000

Impaired loans for which no allocation of the allowance for loan losses has been made generally reflect situations whereby the loans have been charged-down to estimated collateral value. Interest income recognized on accruing troubled debt restructurings totaled $0.3 million and $0.2 million during the first quarters of 2018 and 2017, respectively. No interest income was recognized on nonaccrual loans during either the first quarter of 2018 or 2017. Lost interest income on nonaccrual loans totaled $0.1 million during both the first quarter of 2018 and the respective 2017 period.

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

Credit quality indicators were as follows as of March 31, 2018:

Originated loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$468,826,000	$17,645,000	$313,933,000	$564,093,000	$39,571,000
Grades 5 – 7	187,118,000	7,767,000	140,088,000	151,632,000	21,709,000
Grades 8 – 9	19,244,000	102,000	14,756,000	0	482,000
Total commercial	$675,188,000	$25,514,000	$468,777,000	$715,725,000	$61,762,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$65,604,000	$179,281,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Acquired loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$39,543,000	$1,412,000	$28,823,000	$54,951,000	$17,376,000
Grades 5 – 7	24,591,000	4,512,000	30,940,000	23,448,000	17,132,000
Grades 8 – 9	483,000	0	2,612,000	82,000	158,000
Total commercial	$64,617,000	$5,924,000	$62,375,000	$78,481,000	$34,666,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$27,575,000	$85,715,000

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses and the recorded investments in originated loans as of and during the three months ended March 31, 2018 are as follows:

	Commercial	Retail
	Loans	Loans	Unallocated	Total

Allowance for loan losses:
Beginning balance	$16,456,000	$2,584,000	$93,000	$19,133,000
Provision for loan losses	(341,000)	(563,000)	122,000	(782,000)
Charge-offs	(258,000)	(135,000)	0	(393,000)
Recoveries	1,008,000	115,000	0	1,123,000
Ending balance	$16,865,000	$2,001,000	$215,000	$19,081,000

Ending balance: individually evaluated for impairment	$547,000	$316,000	$0	$863,000

Ending balance: collectively evaluated for impairment	$16,318,000	$1,685,000	$215,000	$18,218,000

Total loans:
Ending balance	$1,946,966,000	$244,885,000		$2,191,851,000

Ending balance: individually evaluated for impairment	$7,398,000	$2,022,000		$9,420,000

Ending balance: collectively evaluated for impairment	$1,939,568,000	$242,863,000		$2,182,431,000

Activity in the allowance for loan losses for acquired loans during the three months ended March 31, 2018 is as follows:

	Commercial	Retail
	Loans	Loans	Unallocated	Total

Allowance for loan losses:
Beginning balance	$291,000	$77,000	$0	$368,000
Provision for loan losses	314,000	468,000	0	782,000
Charge-offs	(246,000)	(15,000)	0	(261,000)
Recoveries	0	4,000	0	4,000
Ending balance	$359,000	$534,000	$0	$893,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses and the recorded investments in originated loans as of and during the twelve months ended December 31, 2017 are as follows:

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

Activity in the allowance for loan losses for acquired loans during the twelve months ended December 31, 2017 is as follows:

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the three months ended March 31, 2018 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance
Originated loans
Commercial:
Commercial and industrial	3	$107,000	$96,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	4	3,865,000	3,854,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total originated commercial	7	3,972,000	3,950,000

Retail:
Home equity and other	1	50,000	50,000
1-4 family mortgages	0	0	0
Total originated retail	1	50,000	50,000

Total originated loans	8	$4,022,000	$4,000,000

Acquired loans
Commercial:
Commercial and industrial	0	$0	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	3	1,597,000	1,597,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total acquired commercial	3	1,597,000	1,597,000

Retail:
Home equity and other	6	118,000	119,000
1-4 family mortgages	0	0	0
Total acquired retail	6	118,000	119,000

Total acquired loans	9	$1,715,000	$1,716,000

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following originated loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended March 31, 2018 (amounts as of period end):

		Recorded
	Number of	Principal
	Contracts	Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	1	251,000
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	1	251,000

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	1	$251,000

The following acquired loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended March 31, 2018 (amounts as of period end):

		Recorded
	Number of	Principal
	Contracts	Balance
Commercial:
Commercial and industrial	1	$113,000
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	1	113,000

Retail:
Home equity and other	2	20,000
1-4 family mortgages	0	0
Total retail	2	20,000

Total	3	$133,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the three months ended March 31, 2018 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$2,989,000	$383,000	$1,599,000	$0	$0
Charge-Offs	(230,000)	0	0	0	0
Payments	(882,000)	(45,000)	(855,000)	0	0
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	105,000	0	3,804,000	0	0
Ending Balance	$1,982,000	$338,000	$4,548,000	$0	$0

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$1,127,000	$146,000
Charge-Offs	0	0
Payments	(8,000)	(2,000)
Transfers to ORE	0	0
Net Additions/Deletions	50,000	0
Ending Balance	$1,169,000	$144,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for acquired loans categorized as troubled debt restructurings during the three months ended March 31, 2018 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$1,001,000	$0	$427,000	$237,000	$41,000
Charge-Offs	(275,000)	0	0	0	0
Payments	(10,000)	0	(17,000)	(5,000)	(5,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	0	0	1,597,000	0	0
Ending Balance	$716,000	$0	$2,007,000	$232,000	$36,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$219,000	$393,000
Charge-Offs	(15,000)	0
Payments	(1,000)	(9,000)
Transfers to ORE	(82,000)	0
Net Additions/Deletions	119,000	0
Ending Balance	$240,000	$384,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance related to loans categorized as troubled debt restructurings was as follows:

	March 31,	December 31,
	2018	2017

Commercial:
Commercial and industrial	$85,000	$107,000
Vacant land, land development, and residential construction	0	0
Real estate – owner occupied	375,000	141,000
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	460,000	248,000

Retail:
Home equity and other	215,000	196,000
1-4 family mortgages	21,000	0
Total retail	236,000	196,000

Total related allowance	$696,000	$444,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	March 31,	December 31,
	2018	2017

Land and improvements	$17,938,000	$18,046,000
Buildings	41,751,000	41,179,000
Furniture and equipment	17,858,000	17,398,000
	77,547,000	76,623,000
Less: accumulated depreciation	31,247,000	30,589,000

Premises and equipment, net	$46,300,000	$46,034,000

Depreciation expense totaled $0.8 million and $0.7 million during the first quarters of 2018 and 2017, respectively.

5.    DEPOSITS

Our total deposits at March 31, 2018 totaled $2.54 billion, an increase of $17.7 million, or 0.7%, from December 31, 2017. The components of our outstanding balances at March 31, 2018 and December 31, 2017, and percentage change in deposits from the end of 2017 to the end of the first quarter of 2018, are as follows:

					Percent
	March 31, 2018		December 31, 2017		Increase
	Balance	%	Balance	%	(Decrease)

Noninterest-bearing demand	$830,187,000	32.7%	$866,380,000	34.3%	(4.2%)
Interest-bearing checking	392,134,000	15.4	387,758,000	15.4	1.1
Money market	486,318,000	19.1	427,119,000	16.9	13.9
Savings	326,247,000	12.9	327,530,000	13.0	(0.4)
Time, under $100,000	156,053,000	6.2	152,294,000	6.0	2.5
Time, $100,000 and over	246,703,000	9.7	258,626,000	10.3	(4.6)
Total local deposits	2,437,642,000	96.0	2,419,707,000	95.9	0.7

Out-of-area time, under $100,000	0	NA	0	NA	NA
Out-of-area time, $100,000 and over	102,411,000	4.0	102,658,000	4.1	(0.2)
Total out-of-area deposits	102,411,000	4.0	102,658,000	4.1	(0.2)

Total deposits	$2,540,053,000	100.0%	$2,522,365,000	100.0%	0.7%

Time deposits of more than $250,000 totaled $252 million and $266 million at March 31, 2018 and December 31, 2017, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements follows:

	Three Months Ended	Twelve Months Ended
	March 31, 2018	December 31, 2017

Outstanding balance at end of period	$104,894,000	$118,748,000
Average interest rate at end of period	0.25%	0.16%

Average daily balance during the period	$108,048,000	$116,587,000
Average interest rate during the period	0.22%	0.16%

Maximum daily balance during the period	$123,046,000	$142,459,000

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

7.    FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES

Federal Home Loan Bank of Indianapolis (“FHLBI”) advances totaled $220 million at March 31, 2018 and December 31, 2017, and mature at varying dates from May 2018 through April 2024, with fixed rates of interest from 1.04% to 2.39% and averaging 1.72%.

Each advance is payable at its maturity date and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2018 totaled about $739 million, with remaining availability based on collateral approximating $519 million.

Maturities of currently outstanding FHLBI advances are as follows:

2018	$20,000,000
2019	40,000,000
2020	30,000,000
2021	40,000,000
2022	40,000,000
Thereafter	50,000,000

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on our credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and is generally recorded as a liability. There was no reserve or liability balance for these instruments as of March 31, 2018 and December 31, 2017.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at March 31, 2018 and December 31, 2017 follows:

	March 31,	December 31,
	2018	2017

Commercial unused lines of credit	$678,832,000	$682,202,000
Unused lines of credit secured by 1 – 4 family residential properties	60,930,000	61,606,000
Credit card unused lines of credit	42,693,000	39,807,000
Other consumer unused lines of credit	17,788,000	17,629,000
Commitments to make loans	238,437,000	184,923,000
Standby letters of credit	23,592,000	26,030,000
	$1,062,272,000	$1,012,197,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 9.   HEDGING ACTIVITIES (Continued)

In February 2012, we entered into an interest rate swap agreement with a correspondent bank to hedge the floating rate on the subordinated debentures issued to Mercantile Bank Capital Trust I; the interest rate swap agreement became effective in January 2013 and matured in January 2018. The $32.0 million of subordinated debentures have a rate equal to the 90-Day Libor Rate plus a fixed spread of 218 basis points, and are subject to repricing quarterly. The interest rate swap agreement provided for us to pay our correspondent bank a fixed rate, while our correspondent bank paid us the 90-Day Libor Rate on a $32.0 million notional amount. The quarterly re-set dates for the floating rate on the interest rate swap agreement were the same as the re-set dates for the floating rate on the subordinated debentures. The interest rate swap agreement was accounted for under hedge accounting guidelines; therefore, monthly fluctuations in the present value of the interest rate swap agreement, net of tax effect, were recorded in other comprehensive income. As of December 31, 2017, the fair value of the interest rate swap agreement was recorded as a liability in the amount of less than $0.1 million.

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	Level in	March 31, 2018		December 31, 2017
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Values	Values	Values	Values

Financial assets:
Cash	Level 1	$11,148	$11,148	$11,565	$11,565
Cash equivalents	Level 2	200,009	200,009	188,536	188,536
Securities available for sale	(1)	336,988	336,988	335,744	335,744
FHLBI stock	(2)	11,036	11,036	11,036	11,036
Loans, net	Level 3	2,529,366	2,528,622	2,536,498	2,520,063
Loans held for sale	Level 2	1,864	1,864	2,553	2,553
Mortgage servicing rights	Level 2	4,899	8,223	5,106	8,373
Accrued interest receivable	Level 2	9,590	9,590	8,770	8,770

Financial liabilities:
Deposits	Level 2	2,540,053	2,361,212	2,522,365	2,368,188
Repurchase agreements	Level 2	104,894	104,894	118,748	118,748
FHLBI advances	Level 2	220,000	214,172	220,000	217,130
Subordinated debentures	Level 2	45,688	46,280	45,517	45,732
Accrued interest payable	Level 2	2,172	2,172	1,919	1,919
Interest rate swap	(1)	0	0	2	2

(1)	See Note 11 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.

(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions.

Carrying amount is the estimated fair value for cash and cash equivalents, FHLBI stock, accrued interest receivable and payable, noninterest-bearing checking accounts and securities sold under agreements to repurchase. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. Fair value for loans as of March 31, 2018 is based on an exit price model as required by ASU 2016-01, taking into account inputs such as discounted cash flows, probability of default and loss given default assumptions. As of December 31, 2017, the fair value of floating rate loans was primarily based on carrying value, while fair value of other loans was estimated using discounted cash flow analysis using interest rates the being offered for loans with similar terms to borrowers of similar credit quality. Fair value for deposits accounts other than noninterest-bearing checking accounts is based on discounted cash flows using current market rates applied to the estimated life. The fair value of mortgage servicing rights is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The fair values of subordinated debentures and FHLBI advances are based on current rates for similar financing. The fair value of the interest rate swap was determined primarily utilizing market-consensus forecasted yield curves. The fair value of off-balance sheet items is estimated to be nominal.

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

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government agencies, municipal general obligation and revenue bonds and mutual funds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information that becomes known to us necessitates an impairment. There was no such impairment as of March 31, 2018 or December 31, 2017. We have no Level 1 securities available for sale.

Derivatives. The interest rate swap is measured at fair value on a recurring basis. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves, and accordingly, the interest rate swap agreement is classified as Level 2.

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of March 31, 2018 and December 31, 2017, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $1.9 million and $2.6 million, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  FAIR VALUES (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$173,169,000	$0	$173,169,000	$0
Mortgage-backed securities	40,351,000	0	40,351,000	0
Municipal general obligation bonds	117,660,000	0	112,469,000	5,191,000
Municipal revenue bonds	3,843,000	0	3,843,000	0
Other investments	1,965,000	0	1,965,000	0
Total	$336,988,000	$0	$331,797,000	$5,191,000

There were no transfers in or out of Level 1, Level 2 or Level 3 during the first three months of 2018.

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$169,700,000	$0	$169,700,000	$0
Mortgage-backed securities	38,792,000	0	38,792,000	0
Municipal general obligation bonds	121,293,000	0	116,102,000	5,191,000
Municipal revenue bonds	3,978,000	0	3,978,000	0
Other investments	1,981,000	0	1,981,000	0
Interest rate swap	(2,000)	0	(2,000)	0
Total	$335,742,000	$0	$330,551,000	$5,191,000

There were no transfers in or out of Level 1, Level 2 or Level 3 during 2017.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  FAIR VALUES (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2018 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,498,000	$0	$0	$4,498,000
Foreclosed assets	2,384,000	0	0	2,384,000
Total	$6,882,000	$0	$0	$6,882,000

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2017 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$5,836,000	$0	$0	$5,836,000
Foreclosed assets	2,260,000	0	0	2,260,000
Total	$8,096,000	$0	$0	$8,096,000

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At March 31, 2018 and December 31, 2017, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since March 31, 2018 that we believe have changed our bank’s categorization.

Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
March 31, 2018
Total capital (to risk weighted assets)
Consolidated	$387,520	13.2%	$234,830	8.0%	$	NA	NA
Bank	379,370	12.9	234,646	8.0		293,307	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	367,546	12.5	176,123	6.0		NA	NA
Bank	359,396	12.3	175,984	6.0		234,646	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	323,932	11.0	132,092	4.5		NA	NA
Bank	359,396	12.3	131,988	4.5		190,650	6.5
Tier 1 capital (to average assets)
Consolidated	367,546	11.5	127,794	4.0		NA	NA
Bank	359,396	11.3	127,712	4.0		159,640	5.0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.   REGULATORY MATTERS (Continued)

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2017
Total capital (to risk weighted assets)
Consolidated	$379,417	12.9%	$235,723	8.0%	$	NA	NA
Bank	371,346	12.6	235,515	8.0		294,393	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	359,915	12.2	176,792	6.0		NA	NA
Bank	351,844	12.0	176,636	6.0		235,515	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	316,472	10.7	132,594	4.5		NA	NA
Bank	351,844	12.0	132,477	4.5		191,356	6.5
Tier 1 capital (to average assets)
Consolidated	359,915	11.3	127,782	4.0		NA	NA
Bank	351,844	11.0	127,698	4.0		159,623	5.0

Our consolidated capital levels as of March 31, 2018 and December 31, 2017 include $43.6 million and $43.4 million, respectively, of trust preferred securities subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of March 31, 2018 and December 31, 2017, all $43.6 million and $43.4 million, respectively, of the trust preferred securities were included in our consolidated Tier 1 capital.

Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of March 31, 2018, our bank would meet all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis as if all such requirements were currently in effect.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  REGULATORY MATTERS (Continued)

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 11, 2018, our Board of Directors declared a cash dividend on our common stock in the amount of $0.22 per share that was paid on March 21, 2018 to shareholders of record as of March 9, 2018. On April 12, 2018, our Board of Directors declared a cash dividend on our common stock in the amount of $0.22 per share that will be paid on June 20, 2018 to shareholders of record as of June 8, 2018.

On January 30, 2015, we announced that our Board of Directors had authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced a $15.0 million expansion of the stock repurchase plan. Since inception, we have purchased a total of 956,419 shares at a total price of $19.5 million, at an average price per share of $20.38; no shares were purchased under the authorized plan during the first three months of 2018. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan, which would also likely be funded from cash dividends paid to us from our bank.

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

Future Factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation or actions by bank regulators; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economies; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2017 or in this report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance company”), at March 31, 2018 and December 31, 2017 and the results of operations for the three months ended March 31, 2018 and March 31, 2017. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require us to apply significant judgment to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements included in this report. For a discussion of our significant accounting policies, see Note 1 of the Notes to our Consolidated Financial Statements included on pages F-42 through F-50 in our Form 10-K for the fiscal year ended December 31, 2017 (Commission file number 000-26719). Our critical accounting policies are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements, and actual results may differ from those estimates. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

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

MERCANTILE BANK CORPORATION

Financial Overview

We reported net income of $10.9 million, or $0.66 per diluted share, for the first quarter of 2018, compared to $7.6 million, or $0.46 per diluted share, during the first quarter of 2017. The successful collection of certain problem commercial loan relationships during the first quarter of 2018 increased reported net income by approximately $1.7 million, or $0.10 per diluted share, while a bank owned life insurance benefit claim during the first quarter of 2017 increased reported net income by approximately $1.1 million, or $0.06 per diluted share. Excluding the impacts of these transactions, diluted earnings per share increased $0.16, or about 40%, during the current-year first quarter compared to the prior-year first quarter.

Net income during the first quarter of 2018 also benefited from a reduction in our federal corporate income tax rate, which was lowered from 35% to 21% effective January 1, 2018 as a result of the enactment of the Tax Cuts and Jobs Act. Our effective federal income tax rate during the first quarter of 2018 was approximately 19%, compared to almost 31% during the first quarter of 2017.

The overall quality of our loan portfolio remains strong, with nonperforming loans equaling only 0.23% of total loans as of March 31, 2018. Gross loan charge-offs totaled $0.6 million during the first quarter of 2018, while recoveries of prior period loan charge-offs totaled $1.1 million, providing for net loan recoveries of $0.5 million, or 0.08% of average total loans on an annualized basis. We continue our collection efforts on charged-off loans and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

New commercial term loan originations totaled approximately $111 million during the first quarter of 2018. Net loans declined $7.3 million during the first quarter of 2018, reflecting the impact of scheduled monthly payments as well as expected and unexpected commercial loan payoffs. The new loan pipeline remains strong, and at March 31, 2018, we had over $133 million in unfunded loan commitments on commercial construction and development projects that are in the construction phase. We believe our loan portfolio remains well diversified, with commercial real estate non-owner occupied loans comprising 31%, commercial and industrial loans equaling 29%, commercial real estate owner occupied loans comprising 21% and residential mortgage and consumer loans aggregating 14% of total loans at March 31, 2018. As a percent of total commercial loans, commercial and industrial loans and commercial real estate owner occupied loans combined equaled 58% at March 31, 2018.

We believe our funding structure also remains well diversified. As of March 31, 2018, noninterest-bearing checking accounts comprised 29%, interest-bearing checking and securities sold under agreements to repurchase (“sweep accounts”) combined for 17%, savings deposits and money market accounts aggregated to 29% and local time deposits accounted for 14% of total funds. Wholesale funds, comprised of brokered deposits and Federal Home Loan Bank of Indianapolis (“FHLBI”) advances, represented the remaining 11% of total funds.

Financial Condition

Our total assets increased $7.2 million during the first three months of 2018, and totaled $3.29 billion as of March 31, 2018. Total loans decreased $7.3 million, while securities available for sale grew $1.2 million and cash and cash equivalents increased $11.1 million. Noninterest-bearing deposits and sweep accounts declined $36.2 million and $13.9 million, respectively, during the first three months of 2018, generally reflecting federal income tax and bonus payments from certain of our commercial customers during the initial few weeks of the quarter. Interest-bearing deposits increased $53.9 million during the first quarter of 2018, primarily reflecting deposits to money market deposit accounts from several of our existing customers.

MERCANTILE BANK CORPORATION

Commercial loans decreased $10.5 million during the first three months of 2018, and at March 31, 2018 totaled $2.19 billion, or 86.0% of the loan portfolio. As of December 31, 2017, the commercial loan portfolio comprised 86.1% of total loans. During the first three months of 2018, new commercial term loans to existing and new borrowers totaled $111 million; however, we experienced an abnormally high level of pay-offs, including approximately $21 million from borrowers on our watch list and another $21 million from borrowers who sold the underlying collateral or their businesses. During the first quarter of 2018, commercial and industrial loans decreased $13.9 million and multi-family and residential rental loans declined $5.5 million, while owner occupied commercial real estate (“CRE”) loans increased $4.8 million, non-owner occupied CRE loans grew $2.5 million, and vacant land, land development and residential construction loans were up $1.6 million. As a percent of total commercial loans, commercial and industrial loans and commercial real estate owner occupied loans combined equaled 58.0% as of March 31, 2018, compared to 58.1% at December 31, 2017.

We are very pleased with the approximately $1.7 billion in new commercial term loan fundings since the beginning of 2015, including about $111 million during the first three months of 2018. As of March 31, 2018, availability on existing construction and development loans totaled over $133 million, with most of those funds expected to be drawn over the next 12 to 18 months. Our current pipeline reports indicate continued strong commercial loan funding opportunities in future periods, including approximately $238 million in new lending commitments, a majority of which we expect to be accepted and funded over the next 12 to 18 months. Our commercial lenders also report substantial additional opportunities they are currently discussing with existing and potentially new borrowers.

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

Residential mortgage loans increased $10.4 million during the first quarter of 2018, totaling $265 million, or 10.4% of total loans, as of March 31, 2018. Despite increasing residential mortgage interest rates and the negative impact of a shortage of housing inventory in our markets, most notably in West Michigan, we were able to originate $40.9 million in residential mortgage loans during the first three months of 2018, which was almost 7% higher than originations during the first three months of 2017. We sold $19.8 million of the residential mortgage loans originated during the first quarter of 2018, or about 48%, generally comprised of longer-term fixed rate residential mortgage loans. The remaining portion was added to our balance sheet, in large part comprised of adjustable rate residential mortgage loans. Despite the headwinds of higher rates and a shortage of housing inventory, we are pleased with the success of our strategic initiative to grow our residential mortgage banking operation over the past couple of years, and are optimistic that origination volumes will continue to grow in future periods. As of March 31, 2018, the level of residential mortgage loan pre-qualifications was very near an all-time high. Other consumer-related loans declined $7.2 million during the first quarter of 2018, and at March 31, 2018 totaled $93.2 million, or 3.6% of total loans. Other consumer-related loans comprised 3.9% of total loans as of December 31, 2017. We expect this loan portfolio segment to decline in future periods as scheduled principal payments exceed origination volumes.

MERCANTILE BANK CORPORATION

The following table summarizes our loan portfolio over the past twelve months:

	3/31/18	12/31/17	9/30/17	6/30/17	3/31/17
Commercial:
Commercial & Industrial	$739,805,000	$753,764,000	$776,563,000	$780,816,000	$757,220,000
Land Development & Construction	31,438,000	29,873,000	28,575,000	29,027,000	31,924,000
Owner Occupied Commercial RE	531,152,000	526,328,000	485,347,000	491,633,000	452,382,000
Non-Owner Occupied Commercial RE	794,206,000	791,685,000	805,167,000	783,036,000	768,565,000
Multi-Family & Residential Rental	96,428,000	101,918,000	119,170,000	114,081,000	113,257,000
Total Commercial	2,193,029,000	2,203,568,000	2,214,822,000	2,198,593,000	2,123,348,000

Retail:
1-4 Family Mortgages	264,996,000	254,559,000	236,074,000	220,697,000	205,849,000
Home Equity & Other Consumer Loans	93,179,000	100,425,000	103,376,000	107,991,000	112,117,000
	358,175,000	354,984,000	339,450,000	328,688,000	317,966,000

Total	$2,551,204,000	$2,558,552,000	$2,554,272,000	$2,527,281,000	$2,441,314,000

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

Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest and foreclosed properties, totaled $8.1 million (0.3% of total assets) as of March 31, 2018, compared to $9.4 million (0.3% of total assets) as of December 31, 2017. Given the low level of nonperforming loans and accruing loans 30 to 89 days delinquent, combined with the manageable and steady level of watch list credits and what we believe are strong credit administration practices, we remain pleased with the overall quality of the loan portfolio.

MERCANTILE BANK CORPORATION

The following tables provide a breakdown of nonperforming assets by collateral type:

NONPERFORMING LOANS

	3/31/18	12/31/17	9/30/17	6/30/17	3/31/17
Residential Real Estate:
Land Development	$0	$0	$0	$0	$0
Construction	0	0	0	0	0
Owner Occupied / Rental	3,269,000	3,381,000	3,403,000	3,192,000	2,787,000
	3,269,000	3,381,000	3,403,000	3,192,000	2,787,000

Commercial Real Estate:
Land Development	0	35,000	50,000	65,000	80,000
Construction	0	0	0	0	0
Owner Occupied	1,831,000	2,241,000	2,583,000	1,052,000	911,000
Non-Owner Occupied	0	0	46,000	47,000	421,000
	1,831,000	2,276,000	2,679,000	1,164,000	1,412,000

Non-Real Estate:
Commercial Assets	620,000	1,444,000	2,126,000	2,081,000	3,076,000
Consumer Assets	22,000	42,000	23,000	13,000	17,000
	642,000	1,486,000	2,149,000	2,094,000	3,093,000

Total	$5,742,000	$7,143,000	$8,231,000	$6,450,000	$7,292,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	3/31/18	12/31/17	9/30/17	6/30/17	3/31/17
Residential Real Estate:
Land Development	$0	$0	$0	$0	$0
Construction	0	0	0	0	0
Owner Occupied / Rental	302,000	193,000	245,000	175,000	185,000
	302,000	193,000	245,000	175,000	185,000

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	2,082,000	2,031,000	2,044,000	261,000	310,000
Non-Owner Occupied	0	36,000	38,000	353,000	0
	2,082,000	2,067,000	2,082,000	614,000	310,000

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$2,384,000	$2,260,000	$2,327,000	$789,000	$495,000

MERCANTILE BANK CORPORATION

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2018	2017	2017	2017	2017

Beginning balance	$7,143,000	$8,231,000	$6,450,000	$7,292,000	$5,939,000
Additions, net of transfers to ORE	928,000	354,000	3,081,000	1,279,000	2,890,000
Returns to performing status	(175,000)	0	(120,000)	0	(113,000)
Principal payments	(1,557,000)	(687,000)	(1,089,000)	(1,168,000)	(1,289,000)
Loan charge-offs	(597,000)	(755,000)	(91,000)	(953,000)	(135,000)

Total	$5,742,000	$7,143,000	$8,231,000	$6,450,000	$7,292,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2018	2017	2017	2017	2017

Beginning balance	$2,260,000	$2,327,000	$789,000	$495,000	$469,000
Additions	527,000	48,000	1,918,000	511,000	97,000
Sale proceeds	(299,000)	(101,000)	(373,000)	(147,000)	(56,000)
Valuation write-downs	(104,000)	(14,000)	(7,000)	(70,000)	(15,000)

Total	$2,384,000	$2,260,000	$2,327,000	$789,000	$495,000

During the first quarter of 2018, loan charge-offs totaled $0.6 million while recoveries of prior period charge-offs equaled $1.1 million, providing for net loan recoveries of $0.5 million, or an annualized 0.08% of average total loans. We continue our collection efforts on charged-off loans and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

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

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired commercial loans. Our migration analysis takes into account various time periods, with most weight placed on the time frame from December 31, 2010 through March 31, 2018. We believe this time period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general consensus of economic conditions in the near future.

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

The allowance for originated loans equaled $19.1 million, or 0.9% of total originated loans outstanding, at both March 31, 2018 and December 31, 2017. We also had an allowance for acquired loans, which equaled $0.9 million and $0.4 million as of March 31, 2018 and December 31, 2017, respectively. The allowance equaled 348% of nonperforming loans as of March 31, 2018, compared to 273% as of December 31, 2017. The increase in this ratio during the first quarter primarily reflects a $1.4 million decrease in nonperforming loans.

As of March 31, 2018, the allowance for originated loans was comprised of $18.2 million in general reserves relating to non-impaired loans, $0.5 million in specific reserve allocations relating to nonaccrual loans, and $0.4 million in specific reserves on other loans, primarily accruing loans designated as troubled debt restructurings. Troubled debt restructurings totaled $11.8 million at March 31, 2018, consisting of $1.9 million that are on nonaccrual status and $9.9 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, are not included in our nonperforming loan totals. Impaired loans with an aggregate carrying value of $0.7 million as of March 31, 2018 had been subject to previous partial charge-offs aggregating $1.0 million. Those partial charge-offs were primarily recorded in 2017 and 2011. As of March 31, 2018, there were no specific reserves allocated to impaired loans that had been subject to a previous partial charge-off.

MERCANTILE BANK CORPORATION

The following table provides a breakdown of our originated and acquired loans categorized as troubled debt restructurings:

	3/31/18	12/31/17	9/30/17	6/30/17	3/31/17

Performing	$9,876,000	$6,128,000	$9,350,000	$9,982,000	$11,497,000
Nonperforming	1,920,000	2,434,000	2,603,000	975,000	731,000

Total	$11,796,000	$8,562,000	$11,953,000	$10,957,000	$12,228,000

Although we believe the allowance is adequate to absorb loan losses in our originated loan portfolio as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Securities available for sale increased $1.2 million during the first three months of 2018, totaling $337 million as of March 31, 2018. Purchases during the first three months of 2018, consisting primarily of U.S. Government agency bonds ($8.5 million) and U.S. Government agency issued or guaranteed mortgage-backed securities ($4.6 million), totaled $13.3 million. Proceeds from matured and called municipal bonds during the first three months of 2018 totaled $2.2 million, with another $2.4 million from principal paydowns on mortgage-backed securities. At March 31, 2018, the portfolio was primarily comprised of U.S. Government agency bonds (51%), municipal bonds (36%) and U.S. Government agency issued or guaranteed mortgage-backed securities (12%). All of our securities are currently designated as available for sale, and are therefore stated at fair value. The fair value of securities designated as available for sale at March 31, 2018 totaled $337 million, including a net unrealized loss of $13.3 million. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function. We expect purchases during the remainder of 2018 to generally consist of U.S. Government agency bonds and municipal bonds, with the securities portfolio maintained at about 11% of total assets.

FHLBI stock totaled $11.0 million as of March 31, 2018, unchanged from the balance at December 31, 2017. Our investment in FHLBI stock is necessary to engage in their advance and other financing programs. We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

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

Interest-earning balances, primarily consisting of excess funds deposited at the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate sensitivity. During the first three months of 2018, the average balance of these funds equaled $124 million, or 4.1% of average earning assets. We expect these funds to average a more desired level of 1% to 2% of average earning assets in future quarters.

Net premises and equipment equaled $46.3 million at March 31, 2018, an increase of $0.3 million during the first three months of 2018; the increase was attributable to net purchases of $1.4 million, which more than offset the transfer of a former branch into other real estate owned in the amount of $0.3 million and depreciation expense of $0.8 million. Foreclosed and repossessed assets equaled $2.4 million as of March 31, 2018, up $0.1 million from year-end 2017. While we expect periodic transfers from loans to foreclosed and repossessed assets in future periods reflecting our collection efforts on some impaired lending relationships, we believe the overall strong quality of our loan portfolio will limit any overall increase in, and average balance of, this particular nonperforming asset category.

MERCANTILE BANK CORPORATION

Total deposits increased $17.7 million during the first three months of 2018, totaling $2.54 billion at March 31, 2018. Out-of-area deposits decreased $0.2 million during the first three months of 2018, and as a percent of total deposits, equaled 4.0% as of March 31, 2018, compared to 4.1% as of December 31, 2017.

Noninterest-bearing deposits and sweep accounts declined $36.2 million and $13.9 million, respectively, during the first three months of 2018, generally reflecting federal income tax and bonus payments from certain of our commercial customers during the initial few weeks of the quarter. Interest-bearing deposits increased $53.9 million during the first quarter of 2018, primarily reflecting deposits to money market deposit accounts from several of our existing customers. Money market deposit accounts and interest-bearing checking accounts grew $59.2 million and $4.4 million, respectively, during the first three months of 2018, while savings deposits decreased $1.3 million. Local time deposits declined $8.2 million, primarily consisting of non-renewed maturities from certain municipal customers, while out-of-area deposits decreased $0.2 million.

FHLBI advances were unchanged during the first three months of 2018, totaling $220 million as of March 31, 2018. The FHLBI advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio and certain commercial real estate loans. Our borrowing line of credit as of March 31, 2018 totaled about $739 million, with remaining availability approximating $519 million.

Shareholders’ equity was $368 million at March 31, 2018, compared to $366 million at December 31, 2017. The $2.5 million increase during the first three months of 2018 primarily reflects the positive impact of net income totaling $10.9 million and the negative impact of cash dividends on common shares totaling $3.6 million. Also negatively impacting shareholders’ equity during the first three months of 2018 was a $5.6 million after-tax reduction in the market value of our available for sales securities portfolio, reflecting the increase in market interest rates during that time period.

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

To assist in providing needed funds, we periodically obtain monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLBI, totaled $322 million, or 11.3% of combined deposits and borrowed funds, as of March 31, 2018, compared to $323 million, or 11.3% of combined deposits and borrowed funds, as of December 31, 2017.

Sweep accounts decreased $13.9 million during the first three months of 2018, totaling $105 million as of March 31, 2018. Total balances in this product have been on a declining trend over the past few years, in large part reflecting customers closing sweep accounts and depositing the funds into stand-alone noninterest-bearing checking accounts. The balance decline during the first three months of 2018 also reflects federal income tax and bonus payments from certain of our commercial customers. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings. Information regarding our repurchase agreements as of March 31, 2018 and during the first three months of 2018 is as follows:

Outstanding balance at March 31, 2018	$104,894,000
Weighted average interest rate at March 31, 2018	0.25%
Maximum daily balance three months ended March 31, 2018	$123,046,000
Average daily balance for three months ended March 31, 2018	$108,048,000
Weighted average interest rate for three months ended March 31, 2018	0.22%

MERCANTILE BANK CORPORATION

As a member of FHLBI, we have access to FHLBI advance borrowing programs. FHLBI advances were unchanged during the first three months of 2018. As of March 31, 2018, FHLBI advances totaled $220 million, and based on available collateral we could borrow an additional $519 million.

We also have the ability to borrow up to $50.0 million on a daily basis through a correspondent bank using an established unsecured federal funds purchased line of credit. We did not access this line of credit during the first three months of 2018. In contrast, our interest-earning deposit balance with the Federal Reserve Bank of Chicago averaged $121 million during the first three months of 2018. We also have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using certain municipal bonds as collateral, we could have borrowed up to $19.5 million as of March 31, 2018. We did not utilize this line of credit during the first three months of 2018 or at any time during the previous nine fiscal years, and do not plan to access this line of credit in future periods.

The following table reflects, as of March 31, 2018, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$2,034,886,000	$0	$0	$0	$2,034,886,000
Time deposits	263,276,000	169,630,000	72,261,000	0	505,167,000
Short-term borrowings	104,894,000	0	0	0	104,894,000
Federal Home Loan Bank advances	30,000,000	70,000,000	80,000,000	40,000,000	220,000,000
Subordinated debentures	0	0	0	45,688,000	45,688,000
Other borrowed money	0	0	0	3,243,000	3,243,000
Property leases	327,000	506,000	294,000	204,000	1,331,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of March 31, 2018, we had a total of $1.04 billion in unfunded loan commitments and $23.6 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $800 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $238 million were for loan commitments generally expected to close and become funded within the next 12 to 18 months. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

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

Capital Resources

Shareholders’ equity was $368 million at March 31, 2018, compared to $366 million at December 31, 2017. The $2.5 million increase during the first three months of 2018 primarily reflects the positive impact of net income totaling $10.9 million and the negative impact of cash dividends on common shares totaling $3.6 million. Also negatively impacting shareholders’ equity during the first three months of 2018 was a $5.6 million after-tax reduction in the market value of our available for sales securities portfolio, reflecting the increase in market interest rates during that time period.

On January 30, 2015, we announced that our Board of Directors had authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced a $15.0 million expansion of the stock repurchase plan. Since inception, we have purchased approximately 956,000 shares at a total price of $19.5 million, at an average price per share of $20.38; no shares were purchased under the authorized plan during the first three months of 2018. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made during in future periods under the authorized plan, which would also likely be funded from cash dividends paid to us from our bank.

MERCANTILE BANK CORPORATION

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of March 31, 2018, our bank would meet all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis as if all such requirements were currently in effect.

As of March 31, 2018, our bank’s total risk-based capital ratio was 12.9%, compared to 12.6% at December 31, 2017. Our bank’s total regulatory capital increased $8.0 million during the first three months of 2018, in large part reflecting the net impact of net income totaling $12.2 million and cash dividends paid to us aggregating $4.0 million. Our bank’s total risk-based capital ratio was also impacted by a $10.9 million reduction in total risk-weighted assets, primarily resulting from a reduction in total commercial loans. As of March 31, 2018, our bank’s total regulatory capital equaled $379 million, or approximately $86 million in excess of the 10.0% minimum that is among the requirements to be categorized as “well capitalized.” Our and our bank’s capital ratios as of March 31, 2018 and December 31, 2017 are disclosed in Note 12 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

We recorded net income of $10.9 million, or $0.66 per basic and diluted share, for the first quarter of 2018, compared to net income of $7.6 million, or $0.46 per basic and diluted share, for the first quarter of 2017. The successful collection of certain problem commercial loan relationships during the first quarter of 2018 increased reported net income by approximately $1.7 million, or $0.10 per diluted share, while a bank owned life insurance death benefits claim during the first quarter of 2017 increased reported net income by approximately $1.1 million, or $0.06 per diluted share; excluding the impacts of these transactions, diluted earnings per share increased $0.16, or 40.0%, during the current-year first quarter compared to the prior-year first quarter.

Net income during the first three months of 2018 also benefited from a reduction in our federal corporate income tax rate, which was lowered from 35% to 21% on January 1, 2018, as a result of the enactment of the Tax Cuts and Jobs Act; our effective tax rate during the first quarter of 2018 was 19.0%, down from 30.7% during the prior-year first quarter.

The improved net income in the first quarter of 2018 compared to the prior-year first quarter primarily resulted from increased net interest income, which more than offset lower noninterest income and higher overhead costs. The increased net interest income resulted from an improved net interest margin and a higher level of earning assets. Noninterest income during the first quarter of 2017 was elevated mainly as a result of the bank owned life insurance death benefits claim. Excluding this transaction, noninterest income during the current-year first quarter was down slightly compared to the respective 2017 period, primarily reflecting decreased mortgage banking activity income, which more than offset increases in credit and debit card income, service charges on accounts, and payroll processing fees. The increased noninterest expense mainly reflects higher salary and occupancy costs.

MERCANTILE BANK CORPORATION

Interest income during the first quarter of 2018 was $35.0 million, an increase of $6.3 million, or 21.9%, from the $28.7 million earned during the first quarter of 2017. The growth in interest income resulted from a higher yield on average earning assets and an increase in average earning assets. The yield on average earning assets was 4.70% during the first quarter of 2018, compared to 4.20% during the first quarter of 2017. The increased yield on average earning assets primarily resulted from a higher yield on loans, which equaled 5.14% and 4.54% during the first quarters of 2018 and 2017, respectively. The increased yield on loans mainly stemmed from a higher yield on commercial loans, which equaled 5.23% and 4.49% in the current-year first quarter and prior-year first quarter, respectively. The increased yield on commercial loans primarily resulted from higher interest rates on variable-rate commercial loans resulting from the Federal Open Market Committee (“FOMC”) raising the targeted federal funds by 25 basis points in each of March, June, and December of 2017 and again in March of 2018, and successful commercial loan collection efforts. The collection of interest on certain nonperforming commercial loans that paid in full positively impacted the yield on commercial loans by approximately 40 basis points during the first quarter of 2018. Purchased credit-impaired (“PCI”) loan accretion and payments received on PCI commercial real estate-pooled loans, which are both reported as interest income, totaled $2.1 million during the first three months of 2018, compared to $0.6 million during the respective 2017 period. The positive impact of the increased yield on loans on the yield on average earning assets during the current-year first quarter was somewhat mitigated by a change in earning asset mix. Average higher-yielding loans represented 84.4% of average earning assets during the first quarter of 2018, down from 85.6% during the first quarter of 2017, while average lower-yielding interest-earning deposits represented 4.1% and 2.2% of average earning assets during the respective periods. Average earning assets equaled $3.02 billion during the current-year first quarter, up $233 million, or 8.4%, from the level of $2.79 billion during the prior-year first quarter; average loans were up $162 million, average interest-earning deposits were up $62.3 million, and average securities were up $8.9 million during the first three months of 2018 compared to the respective 2017 period.

Interest expense during the first quarter of 2018 was $4.8 million, an increase of $1.6 million, or 49.7%, from the $3.2 million expensed during the first quarter of 2017. The increase in interest expense is attributable to a higher weighted average cost of interest-bearing liabilities, which equaled 0.94% in the current-year first quarter compared to 0.68% in the prior-year first quarter, and an increase in interest-bearing liabilities. The increase in the weighted average cost of interest-bearing liabilities reflects higher costs of certain non-time deposit accounts, certificates of deposit, and borrowed funds. The cost of interest-bearing non-time deposit accounts increased from 0.12% during the first quarter of 2017 to 0.46% during the first quarter of 2018, primarily reflecting one large depositor transferring funds from time deposits into a money market account product at rates higher than the average rate on the money market product at the time of transfer and the offering of a high balance money market account product with a higher rate, both of which occurred during the second quarter of 2017. The cost of time deposits increased from 1.18% during the prior-year first quarter to 1.39% during the current-year first quarter, mainly reflecting higher rates paid on local certificates of deposit, public unit certificates of deposit $100,000 and over, and brokered certificates of deposit $100,000 and over; the increased rates primarily reflect the rising interest rate environment. The cost of borrowed funds increased from 1.53% during the first three months of 2017 to 1.83% during the respective 2018 period, mainly reflecting higher costs of FHLBI advances and subordinated debentures and a change in borrowing mix. The cost of FHLBI advances increased from 1.49% during the first quarter of 2017 to 1.72% during the first quarter of 2018; longer-term advances totaling $90 million were obtained during the last ten months of 2017 to meet loan funding and interest rate risk management needs. The cost of subordinated debentures was 5.87% during the current-year first quarter, up from 5.34% during the respective 2017 period due to increased Libor rates stemming from the rising interest rate environment. Average higher-costing FHLBI advances represented 58.4% of average borrowed funds during the first quarter of 2018, up from 49.7% during the first quarter of 2017, while average lower-costing sweep accounts represented 28.7% and 36.6% of average borrowed funds during the respective periods. Average interest-bearing liabilities were $2.07 billion during the first three months of 2018, up $172 million, or 9.1%, from the $1.89 billion average during the first three months of 2017.

MERCANTILE BANK CORPORATION

Net interest income during the first quarter of 2018 was $30.2 million, an increase of $4.7 million, or 18.4%, from the $25.5 million earned during the first quarter of 2017. The increase in net interest income was due to a higher net interest margin and an increase in average earning assets. The net interest margin increased from 3.73% in the first quarter of 2017 to 4.06% in the current-year first quarter due to a higher yield on average earning assets, which more than offset an increased cost of funds. The increase in the yield on average earning assets from 4.20% during the first quarter of 2017 to 4.70% during the first quarter of 2018 mainly resulted from a higher yield on commercial loans. The increased yield on commercial loans primarily resulted from higher interest rates on variable-rate loans stemming from the aforementioned FOMC rate hikes and successful collection efforts. Based upon the forecast of our interest rate risk measurement system, we expect any further FOMC rate hikes to positively impact our net interest margin. The collection of interest on certain nonperforming commercial loans that paid in full positively impacted the yield on earning assets during the first three months of 2018 by approximately 29 basis points, while a higher-than-desired level of interest-earning deposits negatively impacted the yield by approximately 8 basis points. Excluding the impacts of these factors, the net interest margin equaled approximately 3.85% during the first quarter of 2018. The cost of funds equaled 0.64% during the first quarter of 2018, up from 0.47% during the prior-year first quarter primarily due to increased costs of certain non-time deposit accounts, time deposits, and borrowed funds.

The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the first quarters of 2018 and 2017. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield for the first quarters of 2018 and 2017 have been computed on a tax equivalent basis using a marginal tax rate of 21% and 35%, respectively. Securities interest income was increased by $75,000 and $167,000 in the first quarters of 2018 and 2017, respectively, for this non-GAAP, but industry standard, adjustment. This adjustment equated to a one basis point increase in our net interest margin during the first quarter of 2018, and a two basis point increase in our net interest margin during the first quarter of 2017.

MERCANTILE BANK CORPORATION

	Quarters ended March 31,
	2 0 1 8			2 0 1 7
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$2,552,070	$32,315	5.14%	$2,390,030	$26,733	4.54%
Investment securities	348,431	2,271	2.61	339,537	1,995	2.35
Other interest-earning assets	123,633	470	1.52	61,376	143	0.81
Total interest - earning assets	3,024,134	35,056	4.70	2,790,943	28,871	4.20

Allowance for loan losses	(20,212)			(18,176)
Other assets	245,872			244,104

Total assets	$3,249,794			$3,016,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,690,135	$3,085	0.74%	$1,542,078	$1,868	0.49%
Short-term borrowings	108,048	57	0.22	129,022	51	0.16
Federal Home Loan Bank advances	220,000	945	1.72	175,333	655	1.49
Other borrowings	48,841	695	5.69	48,258	621	5.15
Total interest-bearing liabilities	2,067,024	4,782	0.94	1,894,691	3,195	0.68

Noninterest-bearing deposits	805,214			766,031
Other liabilities	12,035			12,805
Shareholders’ equity	365,521			343,344

Total liabilities and shareholders’ equity	$3,249,794			$3,016,871

Net interest income		$30,274			$25,676

Net interest rate spread			3.76%			3.52%
Net interest spread on average assets			3.77%			3.45%
Net interest margin on earning assets			4.06%			3.73%

No provision expense was recorded during the first quarter of 2018, compared to a provision expense of $0.6 million recorded during the first quarter of 2017. In light of net loan recoveries being recorded and the lack of net loan growth during the current-year first quarter, no provision expense was made. The provision expense recorded during the 2017 period primarily reflected ongoing loan growth. Net loan recoveries were $0.5 million during the first three months of 2018, compared to net loan charge-offs of $0.3 million during the respective 2017 period. The allowance for originated loans, as a percentage of total originated loans, was 0.9% as of both March 31, 2018, and March 31, 2017. Our allowances for originated loans and acquired loans totaled $19.1 million and $0.9 million, respectively, as of March 31, 2018.

MERCANTILE BANK CORPORATION

Noninterest income during the first quarter of 2018 was $4.4 million, compared to $5.9 million during the prior-year first quarter. Noninterest income during the first quarter of 2017 included a bank owned life insurance death benefits claim of $1.4 million. Excluding the impact of this transaction, noninterest income declined $0.1 million during the current-year first quarter compared to the respective 2017 period. The decrease in noninterest income primarily reflected a lower level of mortgage banking activity income, which more than offset increased credit and debit card income, service charges on accounts, and payroll processing fees. Mortgage banking activity income during the first three months of 2018 was negatively impacted by a shortage of housing inventory in our markets and rising residential mortgage loan interest rates. In light of the current strong residential mortgage pipeline and level of pre-qualifications, we believe that future purchase activity from increased turnover and the addition of new housing stock in our markets will more than offset lower refinance activity stemming from the rising interest rate environment, resulting in mortgage banking activity income growth in future periods.

Noninterest expense during the first quarter of 2018 was $21.1 million, an increase of $1.4 million, or 6.9%, from the $19.7 million expensed during the first quarter of 2017. The higher level of expense primarily resulted from increased salary costs, mainly reflecting annual employee merit pay increases, the hiring of additional staff, a larger bonus accrual, and higher stock-based compensation expense. Increased occupancy costs, mainly stemming from expansion initiatives and higher maintenance expenses, also contributed to the increased level of noninterest expense.

During the first quarter of 2018, we recorded income before federal income tax of $13.4 million and a federal income tax expense of $2.5 million. During the first quarter of 2017, we recorded income before federal income tax of $11.0 million and a federal income tax expense of $3.4 million. The lower level of federal income tax expense primarily reflects a reduced corporate income tax rate stemming from the enactment of the Tax Cuts and Jobs Act; the rate was lowered from 35% to 21% effective January 1, 2018. Our effective tax rate was 19.0% during the first three months of 2018, compared to 30.7% during the respective 2017 period.

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

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of March 31, 2018:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$1,169,231,000	$56,643,000	$639,537,000	$314,539,000	$2,179,950,000
Residential real estate loans	61,991,000	14,933,000	127,970,000	134,827,000	339,721,000
Consumer loans	1,598,000	1,069,000	24,139,000	4,727,000	31,533,000
Securities (2)	31,893,000	14,046,000	88,904,000	213,181,000	348,024,000
Other interest-earning assets	161,879,000	750,000	1,250,000	0	163,879,000
Allowance for loan losses	0	0	0	0	(19,974,000)
Other assets	0	0	0	0	250,767,000
Total assets	1,426,592,000	87,441,000	881,800,000	667,274,000	$3,293,900,000

Liabilities:
Interest-bearing checking	392,134,000	0	0	0	392,134,000
Savings deposits	326,247,000	0	0	0	326,247,000
Money market accounts	486,318,000	0	0	0	486,318,000
Time deposits under $100,000	12,134,000	54,378,000	89,541,000	0	156,053,000
Time deposits $100,000 & over	71,840,000	124,924,000	152,350,000	0	349,114,000
Short-term borrowings	104,894,000	0	0	0	104,894,000
Federal Home Loan Bank advances	20,000,000	10,000,000	150,000,000	40,000,000	220,000,000
Other borrowed money	48,930,000	0	0	0	48,930,000
Noninterest-bearing checking	0	0	0	0	830,187,000
Other liabilities	0	0	0	0	11,683,000
Total liabilities	1,462,497,000	189,302,000	391,891,000	40,000,000	2,925,560,000
Shareholders' equity	0	0	0	0	368,340,000
Total liabilities & shareholders' equity	1,462,497,000	189,302,000	391,891,000	40,000,000	$3,293,900,000

Net asset (liability) GAP	$(35,905,000)	$(101,861,000)	$489,909,000	$627,274,000

Cumulative GAP	$(35,905,000)	$(137,766,000)	$352,143,000	$979,417,000

Percent of cumulative GAP to total assets	(1.1)%	(4.2)%	10.7%	29.7%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of March 31, 2018.

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

We conducted multiple simulations as of March 31, 2018, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of March 31, 2018. The resulting estimates are well within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 400 basis points	$(18,580,000)	(16.6% )
Interest rates down 300 basis points	(15,400,000)	(13.7)
Interest rates down 200 basis points	(11,290,000)	(10.1)
Interest rates down 100 basis points	(5,930,000)	(5.3)
No change in interest rates	(420,000)	(0.4)
Interest rates up 100 basis points	1,740,000	1.5
Interest rates up 200 basis points	3,880,000	3.5
Interest rates up 300 basis points	6,050,000	5.4
Interest rates up 400 basis points	8,200,000	7.3

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

Item 4. Controls and Procedures

As of March 31, 2018, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2018.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MERCANTILE BANK CORPORATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2017, and incorporated therein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sales of equity securities during the quarter ended March 31, 2018.

Issuer Purchases of Equity Securities

We announced on January 30, 2015 that our Board of Directors had authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced a $15.0 million expansion of the stock repurchase plan. No shares of our common stock were repurchased during the first quarter of 2018.

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

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2018.

MERCANTILE BANK CORPORATION

By:	/s/ Robert B. Kaminski, Jr.
Robert B. Kaminski, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles E. Christmas
Charles E. Christmas
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)