Form 10-Q
period 2018-09-30
MERCANTILE BANK CORP
filed 2018-11-05
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

          Yes           No   X

At November 2, 2018, there were 16,594,290 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017

ASSETS
Cash and due from banks	$51,824,000	$55,127,000
Interest-earning deposits	28,193,000	144,974,000
Total cash and cash equivalents	80,017,000	200,101,000

Securities available for sale	326,531,000	335,744,000
Federal Home Loan Bank stock	11,072,000	11,036,000

Loans	2,697,417,000	2,558,552,000
Allowance for loan losses	(21,692,000)	(19,501,000)
Loans, net	2,675,725,000	2,539,051,000

Premises and equipment, net	48,104,000	46,034,000
Bank owned life insurance	69,628,000	68,689,000
Goodwill	49,473,000	49,473,000
Core deposit intangible	6,038,000	7,600,000
Other assets	33,518,000	28,976,000

Total assets	$3,300,106,000	$3,286,704,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$879,442,000	$866,380,000
Interest-bearing	1,629,368,000	1,655,985,000
Total deposits	2,508,810,000	2,522,365,000

Securities sold under agreements to repurchase	112,378,000	118,748,000
Federal Home Loan Bank advances	240,000,000	220,000,000
Subordinated debentures	46,029,000	45,517,000
Accrued interest and other liabilities	13,424,000	14,204,000
Total liabilities	2,920,641,000	2,920,834,000

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,616,502 shares issued and outstanding at September 30, 2018 and 16,592,125 shares issued and outstanding at December 31, 2017	312,544,000	309,772,000
Retained earnings	80,275,000	61,001,000
Accumulated other comprehensive loss	(13,354,000)	(4,903,000)
Total shareholders’ equity	379,465,000	365,870,000

Total liabilities and shareholders’ equity	$3,300,106,000	$3,286,704,000

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended Sept 30, 2018	Three Months Ended Sept 30, 2017	Nine Months Ended Sept 30, 2018	Nine Months Ended Sept 30, 2017

Interest income
Loans, including fees	$32,918,000	$30,746,000	$97,087,000	$86,406,000
Securities, taxable	1,718,000	1,322,000	4,938,000	3,885,000
Securities, tax-exempt	537,000	584,000	1,690,000	1,709,000
Other interest-earning assets	313,000	382,000	1,071,000	641,000
Total interest income	35,486,000	33,034,000	104,786,000	92,641,000

Interest expense
Deposits	3,574,000	2,652,000	9,921,000	6,543,000
Short-term borrowings	63,000	45,000	181,000	142,000
Federal Home Loan Bank advances	1,201,000	1,033,000	3,134,000	2,690,000
Subordinated debentures and other borrowings	808,000	660,000	2,286,000	1,920,000
Total interest expense	5,646,000	4,390,000	15,522,000	11,295,000

Net interest income	29,840,000	28,644,000	89,264,000	81,346,000

Provision for loan losses	400,000	1,000,000	1,100,000	2,350,000

Net interest income after provision for loan losses	29,440,000	27,644,000	88,164,000	78,996,000

Noninterest income
Services charges on deposit and sweep accounts	1,127,000	1,076,000	3,259,000	3,148,000
Credit and debit card income	1,378,000	1,215,000	3,955,000	3,497,000
Mortgage banking income	1,235,000	1,326,000	3,115,000	3,233,000
Payroll services income	328,000	285,000	1,128,000	983,000
Earnings on bank owned life insurance	318,000	328,000	969,000	2,394,000
Other income	322,000	375,000	1,213,000	1,243,000
Total noninterest income	4,708,000	4,605,000	13,639,000	14,498,000

Noninterest expense
Salaries and benefits	12,932,000	11,636,000	38,027,000	33,796,000
Occupancy	1,648,000	1,598,000	5,049,000	4,707,000
Furniture and equipment depreciation, rent and maintenance	659,000	543,000	1,789,000	1,625,000
Data processing costs	2,150,000	2,071,000	6,415,000	6,155,000
Other expense	4,261,000	4,362,000	12,931,000	13,585,000
Total noninterest expenses	21,650,000	20,210,000	64,211,000	59,868,000

Income before federal income tax expense	12,498,000	12,039,000	37,592,000	33,626,000

Federal income tax expense	2,375,000	3,702,000	7,142,000	10,331,000

Net income	$10,123,000	$8,337,000	$30,450,000	$23,295,000

Basic earnings per share	$0.61	$0.51	$1.83	$1.41
Diluted earnings per share	$0.61	$0.51	$1.83	$1.41
Cash dividends per share	$0.24	$0.19	$0.68	$0.55

Average basic shares outstanding	16,611,411	16,483,492	16,602,701	16,463,245
Average diluted shares outstanding	16,619,295	16,494,540	16,610,544	16,474,534

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended Sept 30, 2018	Three Months Ended Sept 30, 2017	Nine Months Ended Sept 30, 2018	Nine Months Ended Sept 30, 2017

Net income	$10,123,000	$8,337,000	$30,450,000	$23,295,000

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(3,125,000)	(1,381,000)	(10,699,000)	5,833,000
Fair value of interest rate swap	0	13,000	2,000	69,000
Total other comprehensive income (loss)	(3,125,000)	(1,368,000)	(10,697,000)	5,902,000

Tax effect of unrealized holding gains (losses) on securities available for sale	656,000	484,000	2,205,000	(2,042,000)
Tax effect of fair value of interest rate swap	0	(5,000)	(1,000)	(24,000)
Total tax effect of other comprehensive income	656,000	479,000	2,204,000	(2,066,000)

Other comprehensive income (loss), net of tax	(2,469,000)	(889,000)	(8,493,000)	3,836,000

Comprehensive income	$7,654,000	$7,448,000	$21,957,000	$27,131,000

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

($ in thousands except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances, January 1, 2018	$0	$309,772	$61,001	$(4,903)	$365,870

Employee stock purchase plan (1,169 shares)		40			40

Dividend reinvestment plan (14,015 shares)		500			500

Stock option exercises (8,800 shares)		66			66

Stock grants to directors for retainer fees (11,171 shares)		403			403

Stock-based compensation expense		1,763			1,763

Cash dividends ($0.68 per common share)			(11,134)		(11,134)

Net income for the nine months ended September 30, 2018			30,450		30,450

Reclassification of equity securities related to ASU 2016-01 adoption			(42)	42	0

Change in net unrealized holding gain/(loss) on securities available for sale, net of tax effect				(8,494)	(8,494)

Change in fair value of interest rate swap, net of tax effect				1	1

Balances, September 30, 2018	$0	$312,544	$80,275	$(13,354)	$379,465

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

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended Sept 30, 2018	Nine Months Ended Sept 30, 2017

Cash flows from operating activities
Net income	$30,450,000	$23,295,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	7,345,000	7,820,000
Accretion of acquired loans	(1,057,000)	(1,867,000)
Provision for loan losses	1,100,000	2,350,000
Stock-based compensation expense	1,763,000	1,431,000
Stock grants to directors for retainer fee	403,000	363,000
Proceeds from sales of mortgage loans held for sale	77,276,000	81,368,000
Origination of mortgage loans held for sale	(73,790,000)	(81,570,000)
Net gain from sales of mortgage loans held for sale	(2,703,000)	(2,875,000)
Net gain from sales and valuation write-downs of foreclosed assets	(205,000)	(199,000)
Net (gain) loss from sales and valuation write-downs of former bank premises	(78,000)	123,000
Net loss from sales and write-downs of fixed assets	97,000	67,000
Net gain from sales of available for sale securities	0	(36,000)
Earnings on bank owned life insurance	(969,000)	(2,394,000)
Net change in:
Accrued interest receivable	(1,217,000)	(1,404,000)
Other assets	(2,744,000)	(1,987,000)
Accrued interest and other liabilities	(779,000)	278,000
Net cash from operating activities	34,892,000	24,763,000

Cash flows from investing activities
Loan originations and payments, net	(138,170,000)	(172,665,000)
Purchases of securities available for sale	(35,729,000)	(50,276,000)
Proceeds from maturities, calls and repayments of securities available for sale	31,935,000	46,177,000
Proceeds from sales of securities available for sale	0	6,706,000
Proceeds from sales of foreclosed assets	597,000	772,000
Proceeds from sales of former bank premises	1,964,000	22,000
Purchases of Federal Home Loan Bank stock	(36,000)	(3,010,000)
Proceeds from bank owned life insurance cash value release and death benefits	0	2,720,000
Net purchases of premises and equipment	(5,084,000)	(4,192,000)
Net cash for investing activities	(144,523,000)	(173,746,000)

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months Ended Sept 30, 2018	Nine Months Ended Sept 30, 2017

Cash flows from financing activities
Net decrease in time deposits	(50,574,000)	(49,466,000)
Net increase in all other deposits	37,019,000	163,524,000
Net decrease in securities sold under agreements to repurchase	(6,370,000)	(9,430,000)
Maturities of Federal Home Loan Bank advances	(30,000,000)	(45,000,000)
Proceeds from Federal Home Loan Bank advances	50,000,000	90,000,000
Proceeds from stock option exercises	66,000	289,000
Employee stock purchase plan	40,000	36,000
Dividend reinvestment plan	500,000	1,426,000
Payment of cash dividends to common shareholders	(11,134,000)	(8,941,000)
Net cash (for) from financing activities	(10,453,000)	142,438,000

Net change in cash and cash equivalents	(120,084,000)	(6,545,000)
Cash and cash equivalents at beginning of period	200,101,000	183,596,000
Cash and cash equivalents at end of period	$80,017,000	$177,051,000

Supplemental disclosures of cash flows information
Cash paid during the period for:
Interest	$15,266,000	$11,064,000
Federal income tax	7,425,000	10,275,000
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	670,000	839,000
Transfers from bank premises to other real estate owned	296,000	1,737,000

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the nine months ended September 30, 2018 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC and Mercantile Insurance Center, Inc. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended September 30, 2018 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2017.

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

Approximately 230,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three and nine months ended September 30, 2018. In addition, stock options for approximately 16,000 shares of common stock were included in determining diluted earnings per share for the three and nine months ended September 30, 2018. Stock options for approximately 7,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three and nine months ended September 30, 2018.

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

Declines in the fair value of debt securities below their amortized cost that are other-than-temporary impairment (“OTTI”) are reflected in earnings or other comprehensive income, as appropriate. For those debt securities whose fair value is less than their amortized cost, we consider our intent to sell the security, whether it is more likely than not that we will be required to sell the security before recovery and whether we expect to recover the entire amortized cost of the security based on our assessment of the issuer’s financial condition. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, and whether downgrades by bond rating agencies have occurred. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement, and 2) OTTI related to other factors, such as liquidity conditions in the market or changes in market interest rates, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost.

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. As of September 30, 2018 and December 31, 2017, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $1.8 million and $2.6 million, respectively. Loans held for sale are reported as part of our total loans on the balance sheet.

Mortgage loans held for sale are generally sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold, which is reduced by the cost allocated to the servicing right. We generally lock in the sale price to the purchaser of the loan at the same time we make a rate commitment to the borrower. These mortgage banking activities are not designated as hedges and are carried at fair value. The net gain or loss on mortgage banking derivatives is included in the gain on sale of loans. Mortgage loans serviced for others totaled approximately $616 million as of September 30, 2018.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (i) financial assets subject to credit losses and measured at amortized cost, and (ii) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans, and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). We are currently evaluating the provisions of this ASU to determine the potential impact the new standard will have on our consolidated financial statements. We have selected a software vendor for applying this new ASU, and are currently working on the framework which we plan on modeling alongside our current model later in 2018.

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

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. The ASU changes the recognition and presentation requirements of hedge accounting, including eliminating the requirement to separately measure and report hedge ineffectiveness and present all items that affect earnings in the same income statement line as the hedged item. The ASU also eases certain documentation and assessment requirements and modifies the accounting components excluded from the assessment of hedge effectiveness. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the provisions of this ASU to determine the potential impact the new standard will have on our consolidated financial statements.

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

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
U.S. Government agency debt obligations	$194,900,000	$0	$(14,086,000)	$180,814,000
Mortgage-backed securities	42,719,000	189,000	(1,271,000)	41,637,000
Municipal general obligation bonds	101,514,000	272,000	(1,921,000)	99,865,000
Municipal revenue bonds	3,801,000	1,000	(87,000)	3,715,000
Other investments	500,000	0	0	500,000

	$343,434,000	$462,000	$(17,365,000)	$326,531,000

December 31, 2017
U.S. Government agency debt obligations	$175,953,000	$99,000	$(6,352,000)	$169,700,000
Mortgage-backed securities	38,967,000	335,000	(510,000)	38,792,000
Municipal general obligation bonds	121,040,000	891,000	(638,000)	121,293,000
Municipal revenue bonds	3,978,000	30,000	(30,000)	3,978,000
Other investments	2,010,000	0	(29,000)	1,981,000

	$341,948,000	$1,355,000	$(7,559,000)	$335,744,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SECURITIES (Continued)

Securities with unrealized losses at September 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2018
U.S. Government agency debt obligations	$60,017,000	$2,623,000	$120,797,000	$11,463,000	$180,814,000	$14,086,000
Mortgage-backed securities	15,460,000	484,000	22,444,000	787,000	37,904,000	1,271,000
Municipal general obligation bonds	70,463,000	1,117,000	14,328,000	804,000	84,791,000	1,921,000
Municipal revenue bonds	2,324,000	24,000	1,051,000	63,000	3,375,000	87,000
Other investments	0	0	0	0	0	0

	$148,264,000	$4,248,000	$158,620,000	$13,117,000	$306,884,000	$17,365,000

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2017
U.S. Government agency debt obligations	$35,677,000	$434,000	$115,374,000	$5,918,000	$151,051,000	$6,352,000
Mortgage-backed securities	10,179,000	156,000	21,084,000	354,000	31,263,000	510,000
Municipal general obligation bonds	12,807,000	114,000	54,703,000	524,000	67,510,000	638,000
Municipal revenue bonds	0	0	1,187,000	30,000	1,187,000	30,000
Other investments	1,510,000	29,000	0	0	1,510,000	29,000

	$60,173,000	$733,000	$192,348,000	$6,826,000	$252,521,000	$7,559,000

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

At September 30, 2018, 414 debt securities with fair values totaling $307 million have unrealized losses aggregating $17.4 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that the unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary.

 (Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SECURITIES (Continued)

The amortized cost and fair value of debt securities at September 30, 2018, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

	Weighted Average Yield	Amortized Cost	Fair Value

Due in 2018	1.69%	$6,400,000	$6,397,000
Due in 2019 through 2023	2.17	77,542,000	76,463,000
Due in 2024 through 2028	2.60	106,528,000	100,317,000
Due in 2029 and beyond	3.07	109,745,000	101,217,000
Mortgage-backed securities	2.60	42,719,000	41,637,000
Other investments	3.94	500,000	500,000

Total available for sale securities	2.64%	$343,434,000	$326,531,000

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $95.7 million at September 30, 2018 and $112 million at December 31, 2017, with estimated market values of $94.1 million and $112 million, respectively. Securities issued by all other states and their political subdivisions had a combined amortized cost of $9.6 million and $12.9 million at September 30, 2018 and December 31, 2017, respectively, with estimated market values of $9.5 million and $13.0 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $112 million and $119 million at September 30, 2018 and December 31, 2017, respectively. Investments in Federal Home Loan Bank stock are restricted and may only be resold or redeemed by the issuer.

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

The excess of an acquired impaired loan’s undiscounted contractually required payments over the amount of its undiscounted cash flows expected to be collected is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on the consolidated balance sheet, reflects estimated future credit losses and uncollectible contractual interest expected to be incurred over the life of the acquired impaired loan. The excess cash flows expected to be collected over the carrying amount of the acquired loan is referred to as the accretable yield. This amount is accreted into interest income over the remaining life of the acquired loans or pools using the level yield method. The accretable yield is affected by changes in interest rate indices for variable rate loans, changes in prepayment speed assumptions and changes in expected principal and interest payments over the estimated lives of the acquired impaired loans.

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

Our total loans at September 30, 2018 were $2.70 billion compared to $2.56 billion at December 31, 2017, an increase of $139 million, or 5.4%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at September 30, 2018 and December 31, 2017, and the percentage change in loans from the end of 2017 to the end of the third quarter of 2018, are as follows:

					Percent
	September 30, 2018		December 31, 2017		Increase
	Balance	%	Balance	%	(Decrease)
Originated loans
Commercial:
Commercial and industrial	$766,159,000	32.1%	$680,805,000	31.3%	12.5%
Vacant land, land development, and residential construction	33,714,000	1.4	23,682,000	1.1	42.4
Real estate – owner occupied	490,130,000	20.6	456,065,000	21.0	7.5
Real estate – non-owner occupied	737,316,000	30.9	708,824,000	32.7	4.0
Real estate – multi-family and residential rental	63,157,000	2.7	64,852,000	3.0	(2.6)
Total commercial	2,090,476,000	87.7	1,934,228,000	89.1	8.1

Retail:
Home equity and other	67,412,000	2.8	69,675,000	3.2	(3.2)
1-4 family mortgages	225,216,000	9.5	166,054,000	7.7	35.6
Total retail	292,628,000	12.3	235,729,000	10.9	24.1

Total originated loans	$2,383,104,000	100.0%	$2,169,957,000	100.0%	9.8%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

					Percent
	September 30, 2018		December 31, 2017		Increase
	Balance	%	Balance	%	(Decrease)
Acquired loans
Commercial:
Commercial and industrial	$51,953,000	16.5%	$72,959,000	18.8%	(28.8%)
Vacant land, land development, and residential construction	5,682,000	1.8	6,191,000	1.6	(8.2)
Real estate – owner occupied	52,601,000	16.7	70,263,000	18.1	(25.1)
Real estate – non-owner occupied	74,451,000	23.7	82,861,000	21.3	(10.1)
Real estate – multi-family and residential rental	30,944,000	9.9	37,066,000	9.5	(16.5)
Total commercial	215,631,000	68.6	269,340,000	69.3	(19.9)

Retail:
Home equity and other	22,133,000	7.0	30,750,000	7.9	(28.0)
1-4 family mortgages	76,549,000	24.4	88,505,000	22.8	(13.5)
Total retail	98,682,000	31.4	119,255,000	30.7	(17.3)

Total acquired loans	$314,313,000	100.0%	$388,595,000	100.0%	(19.1%)

					Percent
	September 30, 2018		December 31, 2017		Increase
	Balance	%	Balance	%	(Decrease)
Total loans
Commercial:
Commercial and industrial	$818,112,000	30.3%	$753,764,000	29.4%	8.5%
Vacant land, land development, and residential construction	39,396,000	1.5	29,873,000	1.2	31.9
Real estate – owner occupied	542,731,000	20.1	526,328,000	20.6	3.1
Real estate – non-owner occupied	811,767,000	30.1	791,685,000	30.9	2.5
Real estate – multi-family and residential rental	94,101,000	3.5	101,918,000	4.0	(7.7)
Total commercial	2,306,107,000	85.5	2,203,568,000	86.1	4.7

Retail:
Home equity and other	89,545,000	3.3	100,425,000	3.9	(10.8)
1-4 family mortgages	301,765,000	11.2	254,559,000	10.0	18.5
Total retail	391,310,000	14.5	354,984,000	13.9	10.2

Total loans	$2,697,417,000	100.0%	$2,558,552,000	100.0%	5.4%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The total contractually required payments due on and carrying value of acquired impaired loans were $8.1 million and $4.6 million, respectively, as of September 30, 2018. The total contractually required payments due on and carrying value of acquired impaired loans were $11.9 million and $5.2 million, respectively, as of December 31, 2017. Changes in the accretable yield for acquired impaired loans for the three and nine months ended September 30, 2018 and September 30, 2017 were as follows:

Balance at June 30, 2018	$1,247,000
Additions	0
Accretion income	(118,000)
Net reclassification from nonaccretable to accretable	118,000
Reductions (1)	(2,000)

Balance at September 30, 2018	$1,245,000

Balance at December 31, 2017	$1,404,000
Additions	0
Accretion income	(372,000)
Net reclassification from nonaccretable to accretable	289,000
Reductions (1)	(76,000)

Balance at September 30, 2018	$1,245,000

Balance at June 30, 2017	$1,658,000
Additions	2,000
Accretion income	(141,000)
Net reclassification from nonaccretable to accretable	83,000
Reductions (1)	(23,000)

Balance at September 30, 2017	$1,579,000

Balance at December 31, 2016	$1,726,000
Additions	223,000
Accretion income	(429,000)
Net reclassification from nonaccretable to accretable	330,000
Reductions (1)	(271,000)

Balance at September 30, 2017	$1,579,000

(1) Reductions primarily reflect the result of exit events, including loan payoffs and charge-offs.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Nonperforming originated loans as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	2,297,000	3,672,000

Total nonperforming originated loans	$2,297,000	$3,672,000

Nonperforming acquired loans as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	2,555,000	3,471,000

Total nonperforming acquired loans	$2,555,000	$3,471,000

The recorded principal balance of all nonperforming loans was as follows:

	September 30, 2018	December 31, 2017
Commercial:
Commercial and industrial	$331,000	$1,444,000
Vacant land, land development, and residential construction	0	35,000
Real estate – owner occupied	1,005,000	2,241,000
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	147,000	178,000
Total commercial	1,483,000	3,898,000

Retail:
Home equity and other	834,000	577,000
1-4 family mortgages	2,535,000	2,668,000
Total retail	3,369,000	3,245,000

Total nonperforming loans	$4,852,000	$7,143,000

Acquired impaired loans are generally not reported as nonperforming loans based on acquired impaired loan accounting. Acquired non-impaired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated loan portfolio.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of September 30, 2018:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Originated loans
Commercial:
Commercial and industrial	$17,000	$0	$0	$17,000	$766,142,000	$766,159,000	$0
Vacant land, land development, and residential construction	0	0	0	0	33,714,000	33,714,000	0
Real estate – owner occupied	0	0	195,000	195,000	489,935,000	490,130,000	0
Real estate – non-owner occupied	0	0	0	0	737,316,000	737,316,000	0
Real estate – multi-family and residential rental	0	0	0	0	63,157,000	63,157,000	0
Total commercial	17,000	0	195,000	212,000	2,090,264,000	2,090,476,000	0

Retail:
Home equity and other	21,000	18,000	236,000	275,000	67,137,000	67,412,000	0
1-4 family mortgages	237,000	0	197,000	434,000	224,782,000	225,216,000	0
Total retail	258,000	18,000	433,000	709,000	291,919,000	292,628,000	0

Total past due loans	$275,000	$18,000	$628,000	$921,000	$2,382,183,000	$2,383,104,000	$0

 (Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Acquired loans
Commercial:
Commercial and industrial	$0	$0	$0	$0	$51,953,000	$51,953,000	$0
Vacant land, land development, and residential construction	18,000	0	0	18,000	5,664,000	5,682,000	0
Real estate – owner occupied	110,000	0	102,000	212,000	52,389,000	52,601,000	0
Real estate – non-owner occupied	0	0	0	0	74,451,000	74,451,000	0
Real estate – multi-family and residential rental	0	0	7,000	7,000	30,937,000	30,944,000	0
Total commercial	128,000	0	109,000	237,000	215,394,000	215,631,000	0

Retail:
Home equity and other	238,000	149,000	38,000	425,000	21,708,000	22,133,000	0
1-4 family mortgages	1,164,000	289,000	372,000	1,825,000	74,724,000	76,549,000	0
Total retail	1,402,000	438,000	410,000	2,250,000	96,432,000	98,682,000	0

Total past due loans	$1,530,000	$438,000	$519,000	$2,487,000	$311,826,000	$314,313,000	$0

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

Impaired originated loans as of September 30, 2018, and average originated impaired loans for the three and nine months ended September 30, 2018, were as follows:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To- Date Average Recorded Principal Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$1,294,000	$951,000	$0	$732,000	$469,000
Vacant land, land development and residential construction	96,000	96,000	0	98,000	58,000
Real estate – owner occupied	783,000	735,000	0	383,000	1,273,000
Real estate – non-owner occupied	0	0	0	0	0
Real estate – multi-family and residential rental	22,000	22,000	0	125,000	234,000
Total commercial	2,195,000	1,804,000	0	1,338,000	2,034,000
Retail:
Home equity and other	853,000	821,000	0	719,000	717,000
1-4 family mortgages	1,091,000	414,000	0	402,000	420,000
Total retail	1,944,000	1,235,000	0	1,121,000	1,137,000

Total with no related allowance recorded	$4,139,000	$3,039,000	$0	$2,459,000	$3,171,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To- Date Average Recorded Principal Balance
With an allowance recorded
Commercial:
Commercial and industrial	$5,102,000	$5,099,000	$348,000	$3,572,000	$3,067,000
Vacant land, land development and residential construction	0	0	0	0	0
Real estate – owner occupied	2,903,000	2,887,000	386,000	2,320,000	1,926,000
Real estate – non-owner occupied	0	0	0	0	0
Real estate – multi-family and residential rental	142,000	139,000	16,000	140,000	106,000
Total commercial	8,147,000	8,125,000	750,000	6,032,000	5,099,000
Retail:
Home equity and other	447,000	436,000	199,000	463,000	643,000
1-4 family mortgages	410,000	345,000	49,000	346,000	289,000
Total retail	857,000	781,000	248,000	809,000	932,000

Total with an allowance recorded	$9,004,000	$8,906,000	$998,000	$6,841,000	$6,031,000

Total impaired loans:
Commercial	$10,342,000	$9,929,000	$750,000	$7,370,000	$7,133,000
Retail	2,801,000	2,016,000	248,000	1,930,000	2,069,000
Total impaired loans	$13,143,000	$11,945,000	$998,000	$9,300,000	$9,202,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans as of September 30, 2018, and average impaired acquired loans for the three and nine months ended September 30, 2018, were as follows:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To- Date Average Recorded Principal Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$598,000	$589,000	$0	$648,000	$763,000
Vacant land, land development and residential construction	0	0	0	0	0
Real estate – owner occupied	538,000	538,000	0	588,000	638,000
Real estate – non-owner occupied	217,000	217,000	0	221,000	228,000
Real estate – multi-family and residential rental	55,000	36,000	0	38,000	85,000
Total commercial	1,408,000	1,380,000	0	1,495,000	1,714,000
Retail:
Home equity and other	830,000	785,000	0	778,000	678,000
1-4 family mortgages	2,681,000	2,153,000	0	2,073,000	2,077,000
Total retail	3,511,000	2,938,000	0	2,851,000	2,755,000

Total with no related allowance recorded	$4,919,000	$4,318,000	$0	$4,346,000	$4,469,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To- Date Average Recorded Principal Balance
With an allowance recorded
Commercial:
Commercial and industrial	$0	$0	$0	$0	$0
Vacant land, land development and residential construction	0	0	0	0	0
Real estate – owner occupied	0	0	0	0	400,000
Real estate – non-owner occupied	0	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	0	0
Total commercial	0	0	0	0	400,000
Retail:
Home equity and other	0	0	0	34,000	12,000
1-4 family mortgages	0	0	0	0	0
Total retail	0	0	0	34,000	12,000

Total with an allowance recorded	$0	$0	$0	$34,000	$412,000

Total impaired loans:
Commercial	$1,408,000	$1,380,000	$0	$1,495,000	$2,114,000
Retail	3,511,000	2,938,000	0	2,885,000	2,767,000
Total impaired loans	$4,919,000	$4,318,000	$0	$4,380,000	$4,881,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans as of December 31, 2017, and average impaired originated loans for the three and nine months ended September 30, 2017, were as follows:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To- Date Average Recorded Principal Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$765,000	$178,000	$0	$56,000	$823,000
Vacant land, land development and residential construction	454,000	35,000	0	58,000	73,000
Real estate – owner occupied	1,528,000	1,452,000	0	266,000	189,000
Real estate – non-owner occupied	0	0	0	89,000	45,000
Real estate – multi-family and residential rental	349,000	349,000	0	180,000	189,000
Total commercial	3,096,000	2,014,000	0	649,000	1,319,000
Retail:
Home equity and other	693,000	680,000	0	729,000	488,000
1-4 family mortgages	1,126,000	456,000	0	614,000	632,000
Total retail	1,819,000	1,136,000	0	1,343,000	1,120,000

Total with no related allowance recorded	$4,915,000	$3,150,000	$0	$1,992,000	$2,439,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To- Date Average Recorded Principal Balance
With an allowance recorded
Commercial:
Commercial and industrial	$3,038,000	$2,989,000	$963,000	$4,100,000	$3,395,000
Vacant land, land development and residential construction	0	0	0	374,000	561,000
Real estate – owner occupied	1,409,000	1,391,000	239,000	2,319,000	1,731,000
Real estate – non-owner occupied	0	0	0	392,000	2,569,000
Real estate – multi-family and residential rental	0	0	0	321,000	536,000
Total commercial	4,447,000	4,380,000	1,202,000	7,506,000	8,792,000
Retail:
Home equity and other	1,225,000	1,147,000	652,000	1,035,000	866,000
1-4 family mortgages	165,000	110,000	13,000	113,000	125,000
Total retail	1,390,000	1,257,000	665,000	1,148,000	991,000

Total with an allowance recorded	$5,837,000	$5,637,000	$1,867,000	$8,654,000	$9,783,000

Total impaired loans:
Commercial	$7,543,000	$6,394,000	$1,202,000	$8,155,000	$10,111,000
Retail	3,209,000	2,393,000	665,000	2,491,000	2,111,000
Total impaired loans	$10,752,000	$8,787,000	$1,867,000	$10,646,000	$12,222,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans as of December 31, 2017, and average impaired acquired loans for the three and nine months ended September 30, 2017, were as follows:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To- Date Average Recorded Principal Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$1,039,000	$1,021,000	$0	$1,196,000	$1,044,000
Vacant land, land development and residential construction	0	0	0	31,000	15,000
Real estate – owner occupied	1,027,000	659,000	0	1,031,000	1,091,000
Real estate – non-owner occupied	238,000	237,000	0	975,000	863,000
Real estate – multi-family and residential rental	237,000	218,000	0	750,000	455,000
Total commercial	2,541,000	2,135,000	0	3,983,000	3,468,000
Retail:
Home equity and other	694,000	507,000	0	453,000	394,000
1-4 family mortgages	2,703,000	2,153,000	0	1,974,000	1,818,000
Total retail	3,397,000	2,660,000	0	2,427,000	2,212,000

Total with no related allowance recorded	$5,938,000	$4,795,000	$0	$6,410,000	$5,680,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To- Date Average Recorded Principal Balance
With an allowance recorded
Commercial:
Commercial and industrial	$0	$0	$0	$6,000	$12,000
Vacant land, land development and residential construction	0	0	0	0	0
Real estate – owner occupied	0	0	0	47,000	47,000
Real estate – non-owner occupied	0	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	0	0
Total commercial	0	0	0	53,000	59,000
Retail:
Home equity and other	0	0	0	0	0
1-4 family mortgages	0	0	0	170,000	171,000
Total retail	0	0	0	170,000	171,000

Total with an allowance recorded	$0	$0	$0	$223,000	$230,000

Total impaired loans:
Commercial	$2,541,000	$2,135,000	$0	$4,036,000	$3,527,000
Retail	3,397,000	2,660,000	0	2,597,000	2,383,000
Total impaired loans	$5,938,000	$4,795,000	$0	$6,633,000	$5,910,000

Impaired loans for which no allocation of the allowance for loan losses has been made generally reflect situations whereby the loans have been charged-down to estimated collateral value. Interest income recognized on accruing troubled debt restructurings totaled $0.2 million and $0.1 million during the third quarters of 2018 and 2017, respectively, and $0.7 million and $0.4 million during the first nine months of 2018 and 2017, respectively. No interest income was recognized on nonaccrual loans during the third quarter and first nine months of 2018 or during the respective 2017 periods. Lost interest income on nonaccrual loans totaled $0.1 million during the third quarter of 2018 and $0.2 million during the first nine months of 2018. Lost interest income on nonaccrual loans totaled $0.1 million during the third quarter of 2017 and $0.2 million during the first nine months of 2017.

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

Credit quality indicators were as follows as of September 30, 2018:

Originated loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$508,667,000	$21,549,000	$322,611,000	$526,008,000	$40,585,000
Grades 5 – 7	236,629,000	12,069,000	155,712,000	211,308,000	22,360,000
Grades 8 – 9	20,863,000	96,000	11,807,000	0	212,000
Total commercial	$766,159,000	$33,714,000	$490,130,000	$737,316,000	$63,157,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Total retail	$67,412,000	$225,216,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Acquired loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$30,226,000	$1,388,000	$24,841,000	$56,387,000	$16,615,000
Grades 5 – 7	21,434,000	4,146,000	25,970,000	17,992,000	14,268,000
Grades 8 – 9	293,000	148,000	1,790,000	72,000	61,000
Total commercial	$51,953,000	$5,682,000	$52,601,000	$74,451,000	$30,944,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Total retail	$22,133,000	$76,549,000

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

Activity in the allowance for loan losses and the recorded investments in originated loans as of and during the three and nine months ended September 30, 2018 are as follows:

	Commercial Loans	Retail Loans	Unallocated	Total

Allowance for loan losses:
Balance at June 30, 2018	$18,326,000	$2,216,000	$(60,000)	$20,482,000
Provision for loan losses	371,000	(41,000)	143,000	473,000
Charge-offs	0	(169,000)	0	(169,000)
Recoveries	63,000	227,000	0	290,000
Ending balance	$18,760,000	$2,233,000	$83,000	$21,076,000

Allowance for loan losses:
Balance at December 31, 2017	$16,456,000	$2,584,000	$93,000	$19,133,000
Provision for loan losses	922,000	(307,000)	(10,000)	605,000
Charge-offs	(342,000)	(493,000)	0	(835,000)
Recoveries	1,724,000	449,000	0	2,173,000
Ending balance	$18,760,000	$2,233,000	$83,000	$21,076,000

Ending balance: individually evaluated for impairment	$750,000	$248,000	$0	$998,000

Ending balance: collectively evaluated for impairment	$18,010,000	$1,985,000	$83,000	$20,078,000

Total loans:
Ending balance	$2,090,476,000	$292,628,000		$2,383,104,000

Ending balance: individually evaluated for impairment	$9,929,000	$2,016,000		$11,945,000

Ending balance: collectively evaluated for impairment	$2,080,547,000	$290,612,000		$2,371,159,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses for acquired loans during the three and nine months ended September 30, 2018 is as follows:

	Commercial Loans	Retail Loans	Unallocated	Total

Allowance for loan losses:
Balance at June 30, 2018	$105,000	$580,000	$0	$685,000
Provision for loan losses	9,000	(82,000)	0	(73,000)
Charge-offs	0	0	0	0
Recoveries	0	4,000	0	4,000
Ending balance	$114,000	$502,000	$0	$616,000

Allowance for loan losses:
Balance at December 31, 2017	$291,000	$77,000	$0	$368,000
Provision for loan losses	69,000	426,000	0	495,000
Charge-offs	(246,000)	(15,000)	0	(261,000)
Recoveries	0	14,000	0	14,000
Ending balance	$114,000	$502,000		$616,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses for originated loans during the three and nine months ended September 30, 2017 and the recorded investments in originated loans as of December 31, 2017 are as follows:

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the three months ended September 30, 2018 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Originated loans
Commercial:
Commercial and industrial	5	$3,118,000	$2,964,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	1	2,284,000	2,284,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total originated commercial	6	5,402,000	5,248,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0
Total originated retail	0	0	0

Total originated loans	6	$5,402,000	$5,248,000

Acquired loans
Commercial:
Commercial and industrial	1	$33,000	$29,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	1	150,000	150,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total acquired commercial	2	183,000	179,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	1	12,000	12,000
Total acquired retail	1	12,000	12,000

Total acquired loans	3	$195,000	$191,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the nine months ended September 30, 2018 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Originated loans
Commercial:
Commercial and industrial	9	$4,186,000	$4,126,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	2	3,261,000	3,261,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total originated commercial	11	7,447,000	7,387,000

Retail:
Home equity and other	1	50,000	50,000
1-4 family mortgages	0	0	0
Total originated retail	1	50,000	50,000

Total originated loans	12	$7,497,000	$7,437,000

Acquired loans
Commercial:
Commercial and industrial	1	$33,000	$29,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	1	150,000	150,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total acquired commercial	2	183,000	179,000

Retail:
Home equity and other	10	217,000	218,000
1-4 family mortgages	2	37,000	36,000
Total acquired retail	12	254,000	254,000

Total acquired loans	14	$437,000	$433,000

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

The following originated loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended September 30, 2018 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	0	$0

The following originated loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the nine months ended September 30, 2018 (amounts as of period end):

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

The following acquired loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended September 30, 2018 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	0	$0

The following acquired loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the nine months ended September 30, 2018 (amounts as of period end):

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the three months ended September 30, 2018 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$2,425,000	$229,000	$1,784,000	$0	$0
Charge-Offs	0	0	0	0	0
Payments	0	(207,000)	(439,000)	0	0
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	3,315,000	0	2,278,000	0	0
Ending Balance	$5,740,000	$22,000	$3,623,000	$0	$0

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$1,019,000	$143,000
Charge-Offs	0	0
Payments	(81,000)	(1,000)
Transfers to ORE	0	0
Net Additions/Deletions	0	0
Ending Balance	$938,000	$142,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for acquired loans categorized as troubled debt restructurings during the three months ended September 30, 2018 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$694,000	$0	$393,000	$225,000	$32,000
Charge-Offs	0	0	0	0	0
Payments	(36,000)	0	(15,000)	(8,000)	(3,000)
Transfers to ORE	0	0	(93,000)	0	0
Net Additions/Deletions	(80,000)	0	151,000	0	0
Ending Balance	$578,000	$0	$436,000	$217,000	$29,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$302,000	$400,000
Charge-Offs	0	0
Payments	(2,000)	(9,000)
Transfers to ORE	0	0
Net Additions/Deletions	0	13,000
Ending Balance	$300,000	$404,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the nine months ended September 30, 2018 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$2,989,000	$383,000	$1,599,000	$0	$0
Charge-Offs	(230,000)	0	0	0	0
Payments	(934,000)	(361,000)	(4,057,000)	0	0
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	3,915,000	0	6,081,000	0	0
Ending Balance	$5,740,000	$22,000	$3,623,000	$0	$0

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$1,127,000	$146,000
Charge-Offs	0	0
Payments	(238,000)	(4,000)
Transfers to ORE	0	0
Net Additions/Deletions	49,000	0
Ending Balance	$938,000	$142,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for acquired loans categorized as troubled debt restructurings during the nine months ended September 30, 2018 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$1,001,000	$0	$427,000	$237,000	$41,000
Charge-Offs	(275,000)	0	0	0	0
Payments	(69,000)	0	(1,645,000)	(20,000)	(12,000)
Transfers to ORE	0	0	(92,000)	0	0
Net Additions/Deletions	(79,000)	0	1,746,000	0	0
Ending Balance	$578,000	$0	$436,000	$217,000	$29,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$219,000	$393,000
Charge-Offs	(30,000)	0
Payments	(40,000)	(26,000)
Transfers to ORE	(82,000)	0
Net Additions/Deletions	233,000	37,000
Ending Balance	$300,000	$404,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance related to loans categorized as troubled debt restructurings was as follows:

	September 30, 2018	December 31, 2017

Commercial:
Commercial and industrial	$104,000	$107,000
Vacant land, land development, and residential construction	0	0
Real estate – owner occupied	383,000	141,000
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	487,000	248,000

Retail:
Home equity and other	163,000	196,000
1-4 family mortgages	21,000	0
Total retail	184,000	196,000

Total related allowance	$671,000	$444,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	September 30, 2018	December 31, 2017

Land and improvements	$18,178,000	$18,046,000
Buildings	44,416,000	41,179,000
Furniture and equipment	17,977,000	17,398,000
	80,571,000	76,623,000
Less: accumulated depreciation	32,467,000	30,589,000

Premises and equipment, net	$48,104,000	$46,034,000

Depreciation expense totaled $0.9 million during the third quarter of 2018, compared to $0.8 million during the third quarter of 2017. Depreciation expense totaled $2.6 million during the first nine months of 2018, compared to $2.2 million during the first nine months of 2017.

5.	DEPOSITS

Our total deposits at September 30, 2018 totaled $2.51 billion, a decrease of $13.6 million, or 0.5%, from December 31, 2017. The components of our outstanding balances at September 30, 2018 and December 31, 2017, and percentage change in deposits from the end of 2017 to the end of the third quarter of 2018, are as follows:

	September 30, 2018		December 31, 2017		Percent Increase
	Balance	%	Balance	%	(Decrease)
Noninterest-bearing checking	$879,442,000	35.1%	$866,380,000	34.3%	1.5%
Interest-bearing checking	350,056,000	14.0	387,758,000	15.4	(9.7)
Money market	504,741,000	20.1	427,119,000	16.9	18.2
Savings	311,566,000	12.4	327,530,000	13.0	(4.9)
Time, under $100,000	162,074,000	6.5	152,294,000	6.0	6.4
Time, $100,000 and over	219,713,000	8.7	258,626,000	10.3	(15.0)
Total local deposits	2,427,592,000	96.8	2,419,707,000	95.9	0.3

Out-of-area time, under $100,000	0	NA	0	NA	NA
Out-of-area time, $100,000 and over	81,218,000	3.2	102,658,000	4.1	(20.9)
Total out-of-area deposits	81,218,000	3.2	102,658,000	4.1	(20.9)

Total deposits	$2,508,810,000	100.0%	$2,522,365,000	100.0%	(0.5%)

Total time deposits of more than $250,000 totaled $204 million and $266 million at September 30, 2018 and December 31, 2017, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements follows:

	Nine Months Ended September 30, 2018	Twelve Months Ended December 31, 2017

Outstanding balance at end of period	$112,378,000	$118,748,000
Average interest rate at end of period	0.25%	0.16%

Average daily balance during the period	$99,961,000	$116,587,000
Average interest rate during the period	0.24%	0.16%

Maximum daily balance during the period	$123,046,000	$142,459,000

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

Federal Home Loan Bank of Indianapolis (“FHLBI”) advances totaled $240 million at September 30, 2018, and mature at varying dates from January 2019 through June 2025, with fixed rates of interest from 1.20% to 3.10% and averaging 1.99%. FHLBI advances totaled $220 million at December 31, 2017, and were expected to mature at varying dates ranging from May 2018 through April 2024, with fixed rates of interest from 1.04% to 2.39% and averaging 1.72%.

Each advance is payable at its maturity date and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2018 totaled approximately $786 million, with remaining availability based on collateral approximating $540 million.

Maturities of currently outstanding FHLBI advances are as follows:

2018	$0
2019	40,000,000
2020	30,000,000
2021	40,000,000
2022	50,000,000
Thereafter	80,000,000

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on our credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and is generally recorded as a liability. There was no reserve or liability balance for these instruments as of September 30, 2018 and December 31, 2017.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at September 30, 2018 and December 31, 2017 follows:

	September 30, 2018	December 31, 2017

Commercial unused lines of credit	$730,070,000	$682,202,000
Unused lines of credit secured by 1 – 4 family residential properties	57,680,000	61,606,000
Credit card unused lines of credit	45,821,000	39,807,000
Other consumer unused lines of credit	20,972,000	17,629,000
Commitments to make loans	151,695,000	184,923,000
Standby letters of credit	22,433,000	26,030,000
	$1,028,671,000	$1,012,197,000

9.	HEDGING ACTIVITIES

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

In February 2012, we entered into an interest rate swap agreement with a correspondent bank to hedge the floating rate on our subordinated debentures, which became effective in January 2013 and matured in January 2018. Our $32.0 million of subordinated debentures have a rate equal to the 90-Day Libor Rate plus a fixed spread of 218 basis points, and are subject to repricing quarterly. The interest rate swap agreement provided for us to pay our correspondent bank a fixed rate, while our correspondent bank paid us the 90-Day Libor Rate on a $32.0 million notional amount. The quarterly re-set dates for the floating rate on the interest rate swap agreement were the same as the re-set dates for the floating rate on the subordinated debentures. The interest rate swap agreement qualified for hedge accounting; therefore, monthly fluctuations in the present value of the interest rate swap agreement, net of tax effect, were recorded to other comprehensive income. As of December 31, 2017, the fair value of the interest rate swap agreement was recorded as a liability in the amount of less than $0.1 million.

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

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	Level in	September 30, 2018		December 31, 2017
	Fair Value Hierarchy	Carrying Values	Fair Values	Carrying Values	Fair Values

Financial assets:
Cash	Level 1	$11,743	$11,743	$11,565	$11,565
Cash equivalents	Level 2	68,274	68,274	188,536	188,536
Securities available for sale	(1)	326,531	326,531	335,744	335,744
FHLBI stock	(2)	11,072	11,072	11,036	11,036
Loans, net	Level 3	2,673,955	2,660,428	2,536,498	2,520,063
Loans held for sale	Level 2	1,770	1,770	2,553	2,553
Mortgage servicing rights	Level 2	4,619	7,951	5,106	8,373
Accrued interest receivable	Level 2	9,987	9,987	8,770	8,770

Financial liabilities:
Deposits	Level 2	2,508,810	2,300,629	2,522,365	2,368,188
Repurchase agreements	Level 2	112,378	112,378	118,748	118,748
FHLBI advances	Level 2	240,000	231,455	220,000	217,130
Subordinated debentures	Level 2	46,029	46,147	45,517	45,732
Accrued interest payable	Level 2	2,175	2,175	1,919	1,919
Interest rate swap	(1)	0	0	2	2

(1)	See Note 11 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.

(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions.

Carrying amount is the estimated fair value for cash and cash equivalents, FHLBI stock, accrued interest receivable and payable, noninterest-bearing checking accounts and securities sold under agreements to repurchase. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. Fair value for loans as of September 30, 2018 is based on an exit price model as required by ASU 2016-01, taking into account inputs such as discounted cash flows, probability of default and loss given default assumptions. As of December 31, 2017, the fair value of floating rate loans was primarily based on carrying value, while fair value of other loans was estimated using discounted cash flow analysis using interest rates being offered for loans with similar terms to borrowers of similar credit quality. Fair value for deposits accounts other than noninterest-bearing checking accounts is based on discounted cash flows using current market rates applied to the estimated life. The fair value of mortgage servicing rights is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The fair values of subordinated debentures and FHLBI advances are based on current rates for similar financing. The fair value of the interest rate swap was determined primarily utilizing market-consensus forecasted yield curves. The fair value of off-balance sheet items is estimated to be nominal.

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

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government agencies, and municipal general obligation and revenue bonds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information that becomes known to us necessitates an impairment. There was no such impairment as of September 30, 2018 or December 31, 2017. We have no Level 1 securities available for sale.

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

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of September 30, 2018 and December 31, 2017, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $1.8 million and $2.6 million, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government agency debt obligations	$180,814,000	$0	$180,814,000	$0
Mortgage-backed securities	41,637,000	0	41,637,000	0
Municipal general obligation bonds	99,865,000	0	96,101,000	3,764,000
Municipal revenue bonds	3,715,000	0	3,715,000	0
Other investments	500,000	0	500,000	0
Total	$326,531,000	$0	$322,767,000	$3,764,000

There were no transfers in or out of Level 1, Level 2 or Level 3 during the first nine months of 2018.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	FAIR VALUES (Continued)

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government agency debt obligations	$169,700,000	$0	$169,700,000	$0
Mortgage-backed securities	38,792,000	0	38,792,000	0
Municipal general obligation bonds	121,293,000	0	116,102,000	5,191,000
Municipal revenue bonds	3,978,000	0	3,978,000	0
Other investments	1,981,000	0	1,981,000	0
Interest rate swap	(2,000)	0	(2,000)	0
Total	$335,742,000	$0	$330,551,000	$5,191,000

There were no transfers in or out of Level 1, Level 2 or Level 3 during 2017.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2018 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$9,192,000	$0	$0	$9,192,000
Foreclosed assets	948,000	0	0	948,000
Total	$10,140,000	$0	$0	$10,140,000

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At September 30, 2018 and December 31, 2017, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since September 30, 2018 that we believe have changed our bank’s categorization.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	REGULATORY MATTERS (Continued)

Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
September 30, 2018
Total capital (to risk weighted assets)
Consolidated	$404,521	13.1%	$248,013	8.0%		NA	NA
Bank	396,382	12.8	247,819	8.0		309,774	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	382,829	12.4	186,010	6.0		NA	NA
Bank	374,690	12.1	185,865	6.0		247,819	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	338,874	10.9	139,508	4.5		NA	NA
Bank	374,690	12.1	139,399	4.5		201,353	6.5
Tier 1 capital (to average assets)
Consolidated	382,829	11.8	130,188	4.0		NA	NA
Bank	374,690	11.5	130,125	4.0		162,656	5.0

December 31, 2017
Total capital (to risk weighted assets)
Consolidated	$379,417	12.9%	$235,723	8.0%	$	NA	NA
Bank	371,346	12.6	235,515	8.0		294,393	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	359,915	12.2	176,792	6.0		NA	NA
Bank	351,844	12.0	176,636	6.0		235,515	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	316,472	10.7	132,594	4.5		NA	NA
Bank	351,844	12.0	132,477	4.5		191,356	6.5
Tier 1 capital (to average assets)
Consolidated	359,915	11.3	127,782	4.0		NA	NA
Bank	351,844	11.0	127,698	4.0		159,623	5.0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	REGULATORY MATTERS (Continued)

Our consolidated capital levels as of September 30, 2018 and December 31, 2017 include $44.0 million and $43.4 million, respectively, of trust preferred securities, subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of September 30, 2018 and December 31, 2017, all $44.0 million and $43.4 million, respectively, of the trust preferred securities were included in our consolidated Tier 1 capital.

Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of September 30, 2018, our bank would meet all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis as if all such requirements were currently in effect.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 11, 2018, our Board of Directors declared a cash dividend on our common stock in the amount of $0.22 per share that was paid on March 21, 2018 to shareholders of record as of March 9, 2018. On April 12, 2018, our Board of Directors declared a cash dividend on our common stock in the amount of $0.22 per share that was paid on June 20, 2018 to shareholders of record as of June 8, 2018. On July 12, 2018, our Board of Directors declared a cash dividend on our common stock in the amount of $0.24 per share that was paid on September 19, 2018 to shareholders of record as of September 7, 2018. On October 11, 2018, our Board of Directors declared a cash dividend on our common stock in the amount of $0.25 per share that will be paid on December 19, 2018 to shareholders of record as of December 7, 2018. Also on October 11, 2018, our Board of Directors declared a special cash dividend on our common stock in the amount of $0.75 per share that will be paid on December 19, 2018 to shareholders of record as of December 7, 2018. To provide the necessary funds, on the same day our bank Board of Directors declared and paid a special cash dividend to us, which on a pro forma basis reduces our bank’s total risk-based capital ratio by about 40 basis points as of September 30, 2018.

On January 30, 2015, we announced that our Board of Directors had authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced a $15.0 million expansion of the stock repurchase plan. Since inception, we have purchased a total of 956,419 shares at a total price of $19.5 million, at an average price per share of $20.38; no shares were purchased under the authorized plan during the first nine months of 2018. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan, which would also likely be funded from cash dividends paid to us from our bank.

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

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC and Mercantile Insurance Center, Inc., at September 30, 2018 and December 31, 2017 and the results of operations for the three months and nine months ended September 30, 2018 and September 30, 2017. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

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

MERCANTILE BANK CORPORATION

Financial Overview

We reported net income of $10.1 million, or $0.61 per diluted share, for the third quarter of 2018. During the third quarter of 2017, we earned $8.3 million, or $0.51 per diluted share. Net income for the first nine months of 2018 totaled $30.5 million, or $1.83 per diluted share, compared to $23.3 million, or $1.41 per diluted share, during the first nine months of 2017.

Interest income related to purchased loan accounting entries increased net income during the third quarter of 2018 by $0.3 million, or $0.02 per diluted share, and net income during the first nine months of 2018 by $2.7 million, or $0.16 per diluted share. During the respective time periods in 2017, net income increased $1.1 million, or $0.07 per diluted share, and $2.6 million, or $0.15 per diluted share as a result of purchased loan accounting entries. A bank owned life insurance claim during the first quarter of 2017 increased net income during the first nine months of 2017 by $1.2 million, or $0.07 per diluted share. Excluding the impacts of these transactions, diluted earnings per share increased $0.15, or about 34%, during the third quarter of 2018 over the third quarter of 2017, and by $0.48 per diluted share, or about 40%, during the first nine months of 2018 compared to the same time period in 2017.

Net income during the third quarter and first nine months of 2018 also benefited from a reduction in the corporate federal income tax rate, which was lowered from 35% to 21% effective January 1, 2018 due to the enactment of the Tax Cuts and Jobs Act. Our 2018 year-to-date effective tax rate has been about 19%, compared to approximately 31% during the same time period in 2017.

The overall quality of our loan portfolio remains strong, with nonperforming loans equaling only 0.18% of total loans as of September 30, 2018. Gross loan charge-offs equaled $0.2 million during the third quarter of 2018, and totaled $1.1 million for the first nine months of the year, while recoveries of prior period loan charge-offs equaled $0.3 million and $2.2 million during the respective time periods. Net loan recoveries, as a percent of average total loans, equaled an annualized 0.02% and 0.06% during the third quarter and first nine months of 2018, respectively. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

New commercial term loan originations totaled approximately $119 million during the third quarter of 2018, bringing the year-to-date total to approximately $372 million. We also experienced net increases in commercial lines of credit during those time periods, in large part reflecting lines that are part of new commercial lending relationships established during recent quarterly periods. Net loan growth equaled $60.6 million and $139 million during the third quarter and first nine months of 2018, respectively. The new loan pipeline remains strong, and at September 30, 2018, we had $152 million in unfunded loan commitments on commercial construction and development projects that are in the construction phase. We believe our loan portfolio remains well diversified, with commercial and industrial loans and commercial real estate non-owner occupied loans both comprising 30%, commercial real estate owner occupied loans comprising 20% and residential mortgage and consumer loans aggregating 15% of total loans at September 30, 2018. As a percent of total commercial loans, commercial and industrial loans and commercial real estate owner occupied loans combined equaled 59% at September 30, 2018.

We recorded a provision for loan losses of $0.4 million during the third quarter of 2018, in large part driven by commercial loan growth. The provision for loan losses totaled $1.1 million for the first nine months of 2018, also driven by commercial loan growth but also a second quarter change in the “competitive environment” environmental qualitative factor within our loan loss reserve methodology.

We believe our funding structure also remains well diversified. As of September 30, 2018, noninterest-bearing checking accounts comprised 31% of total funds, interest-bearing checking and sweep accounts combined for 16%, savings deposits and money market accounts aggregated to 29% and local time deposits accounted for 13%. Wholesale funds, comprised of brokered deposits and Federal Home Loan Bank of Indianapolis (“FHLBI”) advances, represented 11% of total funds.

MERCANTILE BANK CORPORATION

Financial Condition

Our total assets increased $13.4 million during the first nine months of 2018, and totaled $3.30 billion as of September 30, 2018. Total loans increased $139 million, while securities available for sale were down $9.2 million and interest-earning deposits decreased $117 million. Total deposits decreased $13.6 million and securities sold under agreements to repurchase (“sweep accounts”) were down $6.4 million, while FHLBI advances were up $20.0 million during the first nine months of 2018. The decline in interest-earning deposits primarily reflects the use of on balance sheet liquidity to fund loan growth, and was largely drawn from our deposit account at the Federal Reserve Bank of Chicago.

Commercial loans increased $103 million during the first nine months of 2018, and at September 30, 2018 totaled $2.31 billion, or 85.5% of the loan portfolio. As of December 31, 2017, the commercial loan portfolio comprised 86.1% of total loans. The increase in commercial loans during the first nine months of 2018 primarily reflects new commercial term loans to existing and new borrowers. Commercial and industrial loans were up $64.3 million, non-owner occupied commercial real estate (“CRE”) loans increased $20.1 million, owner occupied CRE loans grew $16.4 million, and vacant land, land development and residential construction loans increased $9.5 million, while multi-family and residential rental loans decreased $7.8 million. As a percent of total commercial loans, commercial and industrial loans and owner occupied CRE loans combined equaled 59.0% as of September 30, 2018, compared to 58.1% at December 31, 2017.

We are very pleased with the approximately $2.0 billion in new commercial term loan fundings since the beginning of 2015, including $372 million during the first nine months of 2018. As of September 30, 2018, availability on existing construction and development loans totaled $152 million, which we expect to be drawn over the next 12 to 18 months. Our loan pipeline reports indicate continued strong commercial loan funding opportunities in future periods, including approximately $152 million in new lending commitments, a majority of which we expect to be accepted and funded over the next 12 to 18 months. Our commercial lenders also report substantial additional opportunities they are currently discussing with existing and potentially new borrowers.

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

Residential mortgage loans increased $47.2 million during the first nine months of 2018, totaling $302 million, or 11.2% of total loans, as of September 30, 2018. Despite increasing residential mortgage loan interest rates and an ongoing shortage of housing inventory in our markets, most notably West Michigan, we originated $170 million in residential mortgage loans during the first nine months of 2018, which was 5.7% higher than originations during the first nine months of 2017. We sold $74.6 million of the residential mortgage loans originated during the first nine months of 2018, or almost 44%, generally consisting of longer-term fixed rate residential mortgage loans. The remaining portion was added to our balance sheet, in large part comprised of adjustable rate residential mortgage loans. Despite the headwinds of higher interest rates and a housing inventory shortage, we are pleased with the success of our strategic initiative to grow our residential mortgage banking operation over the past couple of years, and are optimistic that origination volumes will continue to grow in future periods. As of September 30, 2018, the level of residential mortgage loan pre-qualifications was near an all-time high, and about double the level at September 30, 2017.

Other consumer-related loans declined $10.9 million during the first nine months of 2018, and at September 30, 2018 totaled $89.5 million, or 3.3% of total loans. Other consumer-related loans comprised 3.9% of total loans at December 31, 2017. We expect this loan portfolio segment to decline in future periods as scheduled payments exceed anticipated new loan origination volumes.

MERCANTILE BANK CORPORATION

The following table summarizes our loan portfolio over the past twelve months:

	9/30/18	6/30/18	3/31/18	12/31/17	9/30/17
Commercial:
Commercial & Industrial	$818,112,000	$776,995,000	$739,805,000	$753,764,000	$776,563,000
Land Development & Construction	39,396,000	37,868,000	31,438,000	29,873,000	28,575,000
Owner Occupied Commercial RE	542,731,000	533,075,000	531,152,000	526,328,000	485,347,000
Non-Owner Occupied Commercial RE	811,767,000	818,376,000	794,206,000	791,685,000	805,167,000
Multi-Family & Residential Rental	94,101,000	95,656,000	96,428,000	101,918,000	119,170,000
Total Commercial	2,306,107,000	2,261,970,000	2,193,029,000	2,203,568,000	2,214,822,000

Retail:
1-4 Family Mortgages	301,765,000	283,657,000	264,996,000	254,559,000	236,074,000
Home Equity & Other Consumer Loans	89,545,000	91,229,000	93,179,000	100,425,000	103,376,000
Total Retail	391,310,000	374,886,000	358,175,000	354,984,000	339,450,000

Total	$2,697,417,000	$2,636,856,000	$2,551,204,000	$2,558,552,000	$2,554,272,000

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

Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest, foreclosed properties and former bank facilities no longer used for operations, totaled $5.8 million (0.2% of total assets) as of September 30, 2018, compared to $9.4 million (0.3% of total assets) as of December 31, 2017. Given the low level of nonperforming loans and accruing loans 30 to 89 days delinquent, combined with the manageable and steady level of watch list credits and what we believe are strong credit administration practices, we remain pleased with the overall quality of the loan portfolio.

MERCANTILE BANK CORPORATION

The following tables provide a breakdown of nonperforming assets by collateral type:

NONPERFORMING LOANS

	9/30/18	6/30/18	3/31/18	12/31/17	9/30/17
Residential Real Estate:
Land Development	$0	$0	$0	$0	$0
Construction	0	0	0	0	0
Owner Occupied / Rental	3,498,000	3,104,000	3,269,000	3,381,000	3,403,000
	3,498,000	3,104,000	3,269,000	3,381,000	3,403,000

Commercial Real Estate:
Land Development	0	0	0	35,000	50,000
Construction	0	0	0	0	0
Owner Occupied	1,005,000	1,661,000	1,831,000	2,241,000	2,583,000
Non-Owner Occupied	0	0	0	0	46,000
	1,005,000	1,661,000	1,831,000	2,276,000	2,679,000

Non-Real Estate:
Commercial Assets	331,000	180,000	620,000	1,444,000	2,126,000
Consumer Assets	18,000	20,000	22,000	42,000	23,000
	349,000	200,000	642,000	1,486,000	2,149,000

Total	$4,852,000	$4,965,000	$5,742,000	$7,143,000	$8,231,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	9/30/18	6/30/18	3/31/18	12/31/17	9/30/17
Residential Real Estate:
Land Development	$0	$0	$0	$0	$0
Construction	0	0	0	0	0
Owner Occupied / Rental	410,000	546,000	302,000	193,000	245,000
	410,000	546,000	302,000	193,000	245,000

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	538,000	296,000	2,082,000	2,031,000	2,044,000
Non-Owner Occupied	0	0	0	36,000	38,000
	538,000	296,000	2,082,000	2,067,000	2,082,000

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$948,000	$842,000	$2,384,000	$2,260,000	$2,327,000

MERCANTILE BANK CORPORATION

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2018	2018	2018	2017	2017

Beginning balance	$4,965,000	$5,742,000	$7,143,000	$8,231,000	$6,450,000
Additions, net of transfers to ORE	748,000	51,000	928,000	354,000	3,081,000
Returns to performing status	0	0	(175,000)	0	(120,000)
Principal payments	(857,000)	(778,000)	(1,557,000)	(687,000)	(1,089,000)
Loan charge-offs	(4,000)	(50,000)	(597,000)	(755,000)	(91,000)

Total	$4,852,000	$4,965,000	$5,742,000	$7,143,000	$8,231,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2018	2018	2018	2017	2017

Beginning balance	$842,000	$2,384,000	$2,260,000	$2,327,000	$789,000
Additions	257,000	266,000	527,000	48,000	1,918,000
Sale proceeds	(147,000)	(1,807,000)	(299,000)	(101,000)	(373,000)
Valuation write-downs	(4,000)	(1,000)	(104,000)	(14,000)	(7,000)

Total	$948,000	$842,000	$2,384,000	$2,260,000	$2,327,000

Gross loan charge-offs equaled $0.2 million during the third quarter of 2018, and totaled $1.1 million for the first nine months of the year, while recoveries of prior period loan charge-offs equaled $0.3 million and $2.2 million during the respective time periods. Net loan recoveries, as a percent of average total loans, equaled an annualized 0.02% and 0.06% during the third quarter and first nine months of 2018, respectively. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

In each accounting period, we adjust the allowance to the amount we believe is necessary to maintain the allowance at an adequate level. Through the loan review and credit departments, we establish portions of the allowance based on specifically identifiable problem loans. The evaluation of the allowance is further based on, but not limited to, consideration of the internally prepared allowance analysis, loan loss migration analysis, composition of the loan portfolio, third-party analysis of the loan administration processes and portfolio, and general economic conditions.

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

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired loans. Our migration analysis takes into account various time periods, with most weight placed on the time frame from December 31, 2010 through September 30, 2018. We believe this time period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general consensus of economic conditions in the near future.

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

The allowance for originated loans equaled $21.1 million as of September 30, 2018, or 0.9% of total originated loans outstanding, compared to $19.1 million, or 0.9% of total originated loans outstanding at December 31, 2017. We also had an allowance for acquired loans as of September 30, 2018 and December 31, 2017, equaling $0.6 million and $0.4 million, respectively. The allowance equaled 447% of nonperforming loans as of September 30, 2018, compared to 273% as of December 31, 2017. The increase in this coverage ratio during the first nine months of 2018 in large part reflects a $2.3 million, or 32.1%, reduction in nonperforming loans, combined with a $2.2 million balance increase in the allowance.

MERCANTILE BANK CORPORATION

As of September 30, 2018, the allowance for originated loans was comprised of $20.1 million in general reserves relating to non-impaired loans, $0.3 million in specific reserve allocations relating to nonaccrual loans, and $0.7 million in specific reserves on other loans, primarily accruing loans designated as troubled debt restructurings. Troubled debt restructurings totaled $12.4 million at September 30, 2018, consisting of $1.1 million that are on nonaccrual status and $11.3 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, is not included in our nonperforming loan totals. Impaired loans with an aggregate carrying value of $0.6 million as of September 30, 2018 had been subject to previous partial charge-offs aggregating $0.8 million. Those partial charge-offs were recorded as follows: less than $0.1 million in 2018, $0.3 million in 2017, less than $0.1 million in 2016, 2015, 2013 and 2012, and $0.4 million in 2011. As of September 30, 2018, there were no specific reserves allocated to impaired loans that had been subject to a previous partial charge-off.

The following table provides a breakdown of our originated and acquired loans categorized as troubled debt restructurings:

	9/30/18	6/30/18	3/31/18	12/31/17	9/30/17

Performing	$11,300,000	$5,985,000	$9,876,000	$6,128,000	$9,350,000
Nonperforming	1,129,000	1,661,000	1,920,000	2,434,000	2,603,000

Total	$12,429,000	$7,646,000	$11,796,000	$8,562,000	$11,953,000

Although we believe the allowance is adequate to absorb loan losses in our originated loan portfolio as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Securities available for sale decreased $9.2 million during the first nine months of 2018, totaling $327 million as of September 30, 2018. Purchases during the first nine months of 2018, consisting primarily of U.S. Government agency bonds ($23.1 million), U.S. Government issued or guaranteed mortgage-backed securities ($11.4 million) and municipal bonds ($1.2 million), totaled $35.7 million. Proceeds from matured and called U.S. Government agency bonds and municipal bonds during the first nine months of 2018 totaled $4.3 million and $19.9 million, respectively, with another $7.4 million from principal paydowns on U.S. Government agency issued or guaranteed mortgage-backed securities. At September 30, 2018, the portfolio was primarily comprised of U.S. Government agency bonds (55%), municipal bonds (32%) and U.S. Government agency issued or guaranteed mortgage-backed securities (13%). All of our securities are currently designated as available for sale, and are therefore stated at fair value. The fair value of securities designated as available for sale at September 30, 2018 totaled $327 million, including a net unrealized loss of $16.9 million. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function. We expect purchases during the remainder of 2018 and into 2019 to generally consist of U.S. Government agency bonds, U.S. Government agency issued or guaranteed mortgage-backed securities and municipal bonds, with the securities portfolio maintained at about 11% of total assets.

FHLBI stock totaled $11.1 million as of September 30, 2018, compared to $11.0 million as of December 31, 2017. The $0.1 million increase reflects additional stock purchased in association with an increase in outstanding advances during the first nine months of 2018. Our investment in FHLBI stock is necessary to engage in their advance and other financing programs. We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

MERCANTILE BANK CORPORATION

Market values on our U.S. Government agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government agencies and municipal bonds are generally determined on a monthly basis with the assistance of a third-party vendor. Evaluated pricing models that vary by type of security and incorporate available market data are utilized. Standard inputs include issuer and type of security, benchmark yields, reported trades, broker/dealer quotes and issuer spreads. The market value of certain non-rated securities issued by relatively small municipalities generally located within our markets is estimated at carrying value. We believe our valuation methodology provides for a reasonable estimation of market value, and that it is consistent with the requirements of accounting guidelines.

Interest-earning balances, primarily consisting of excess funds deposited at the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate sensitivity. During the first nine months of 2018, the average balance of these funds equaled $82.7 million, or 2.7% of average earning assets. We expect the level of these funds to average approximately 1% to 2% of average earning assets in future quarters.

Net premises and equipment equaled $48.1 million at September 30, 2018, an increase of $2.2 million during the first nine months of 2018. Net purchases during the first nine months of 2018 totaled $5.1 million, while the transfer of a former branch facility into other real estate owned equaled $0.3 million and depreciation expense aggregated $2.6 million. Other real estate owned equaled $0.9 million as of September 30, 2018, compared to $2.3 million as of December 31, 2017. While we expect further transfers from loans to other real estate owned in future periods reflecting our collection efforts on some impaired lending relationships, we believe the overall strong quality of our loan portfolio will limit any overall increase in, and average balance of, this particular nonperforming asset category in future periods.

Total deposits decreased $13.6 million during the first nine months of 2018, totaling $2.51 billion at September 30, 2018. Out-of-area deposits decreased $21.4 million during the first nine months of 2018, and as a percent of total deposits, equaled 3.2% as of September 30, 2018, compared to 4.1% as of December 31, 2017.

Noninterest-bearing checking accounts increased $13.1 million during the first nine months of 2018, in large part reflecting growth from deposit account openings as part of recently established commercial lending relationships. Interest-bearing checking accounts decreased $37.7 million, while savings deposits declined $16.0 million. Money market deposit accounts increased $77.6 million, primarily reflecting new funds being deposited and transfers from other deposit account types into relatively high-paying accounts from current customers. Local time deposits under $100,000 increased $9.8 million, while local time deposits $100,000 and over declined $38.9 million. The reduction in larger time deposits generally reflects time deposits from certain public unit, time deposit only, depositors that were offered aggressive rates by competitor banks at the time of maturity.

Sweep accounts decreased $6.4 million during the first nine months of 2018, totaling $112 million as of September 30, 2018. Total balances in this product have been on a declining trend over the past few years, in large part reflecting customers closing sweep accounts and depositing the funds into stand-alone noninterest-bearing checking accounts. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings.

FHLBI advances increased $20.0 million during the first nine months of 2018, reflecting new advances obtained primarily to fund loan growth. As of September 30, 2018, FHLBI advances totaled $240 million. The FHLBI advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio and certain commercial real estate loans. Our borrowing line of credit as of September 30, 2018 totaled $786 million, with remaining availability of $540 million.

Shareholders’ equity was $379 million at September 30, 2018, compared to $366 million at December 31, 2017. The $13.6 million increase during the first nine months of 2018 primarily reflects the positive impact of net income totaling $30.5 million, along with the negative impact of cash dividends on common shares totaling $11.1 million and an $8.5 million after-tax decline in the market value of our available for sale securities portfolio reflecting the increase in market interest rates during that time period.

MERCANTILE BANK CORPORATION

Liquidity

Liquidity is measured by our ability to raise funds through deposits, borrowed funds, and capital, or cash flow from the repayment of loans and securities. These funds are used to fund loans, meet deposit withdrawals, maintain reserve requirements and operate our company. Liquidity is primarily achieved through local and out-of-area deposits and liquid assets such as securities available for sale, matured and called securities, federal funds sold and interest-earning balances. Asset and liability management is the process of managing our balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.

To assist in providing needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLBI, totaled $321 million, or 11.2% of combined deposits and borrowed funds, as of September 30, 2018, compared to $323 million, or 11.3% of combined deposits and borrowed funds, as of December 31, 2017. Wholesale funds are generally obtained to assist in funding loan growth.

Sweep accounts decreased $6.4 million during the first nine months of 2018, totaling $112 million as of September 30, 2018. Total balances in this product have been on a declining trend over the past few years, in large part reflecting customers closing sweep accounts and depositing the funds into stand-alone noninterest-bearing checking accounts. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings. Information regarding our repurchase agreements as of September 30, 2018 and during the first nine months of 2018 is as follows:

Outstanding balance at September 30, 2018	$112,378,000
Weighted average interest rate at September 30, 2018	0.25%
Maximum daily balance nine months ended September 30, 2018	$123,046,000
Average daily balance for nine months ended September 30, 2018	$99,961,000
Weighted average interest rate for nine months ended September 30, 2018	0.24%

As a member of FHLBI, we have access to FHLBI advance borrowing programs. FHLBI advances increased $20.0 million during the first nine months of 2018, reflecting new advances primarily obtained to assist in funding loan growth. As of September 30, 2018, FHLBI advances totaled $240 million, and based on available collateral we could borrow an additional $540 million.

We also have the ability to borrow up to $50.0 million on a daily basis through a correspondent bank using an established unsecured federal funds purchased line of credit. To provide temporary liquidity, we accessed this line of credit periodically during the first nine months of 2018. In contrast, our interest-earning deposit balance with the Federal Reserve Bank of Chicago averaged $79.1 million during the first nine months of 2018. We also have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using certain municipal bonds as collateral, we could have borrowed up to $18.5 million as of September 30, 2018. We did not utilize this line of credit during the first nine months of 2018 or at any time during the previous nine fiscal years, and do not plan to access this line of credit in future periods.

MERCANTILE BANK CORPORATION

The following table reflects, as of September 30, 2018, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$2,045,805,000	$0	$0	$0	$2,045,805,000
Time deposits	196,152,000	197,367,000	69,486,000	0	463,005,000
Short-term borrowings	112,378,000	0	0	0	112,378,000
Federal Home Loan Bank advances	30,000,000	70,000,000	100,000,000	40,000,000	240,000,000
Subordinated debentures	0	0	0	46,029,000	46,029,000
Other borrowed money	0	0	0	3,169,000	3,169,000
Property leases	336,000	557,000	386,000	1,468,000	2,747,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of September 30, 2018, we had a total of $1.01 billion in unfunded loan commitments and $22.4 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $855 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $152 million were for loan commitments generally expected to close and become funded within the next 12 to 18 months. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

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

Capital Resources

Shareholders’ equity was $379 million at September 30, 2018, compared to $366 million at December 31, 2017. The $13.6 million increase during the first nine months of 2018 primarily reflects the positive impact of net income totaling $30.5 million, along with the negative impact of cash dividends on common shares totaling $11.1 million and an $8.5 million after-tax decline in the market value of our available for sale securities portfolio reflecting the increase in market interest rates during that time period.

On January 30, 2015, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced that our Board of Directors had authorized a $15.0 million expansion of the existing common stock repurchase program. Since inception, we have purchased approximately 956,000 shares of common stock at a total price of $19.5 million, at an average price of $20.38; no shares were purchased during the first nine months of 2018. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan, which would also likely be funded from cash dividends paid to us from our bank.

MERCANTILE BANK CORPORATION

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Under the BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of September 30, 2018, our bank would meet all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis as if all such requirements were currently in effect.

As of September 30, 2018, our bank’s total risk-based capital ratio was 12.8%, compared to 12.6% at December 31, 2017. Our bank’s total regulatory capital increased $25.0 million during the first nine months of 2018, in large part reflecting the net impact of net income totaling $34.6 million and cash dividends paid to us aggregating $12.1 million. Our bank’s total risk-based capital ratio was also impacted by a $154 million increase in total risk-weighted assets, primarily resulting from commercial loan growth. As of September 30, 2018, our bank’s total regulatory capital equaled $396 million, or approximately $87 million in excess of the 10.0% minimum which is among the requirements to be categorized as “well capitalized.” On October 11, 2018, our Board of Directors declared a special $0.75 per share cash dividend on our common stock. To provide the necessary funds, on the same day our bank’s Board of Directors declared and paid a special cash dividend to us, which on a pro forma basis reduces our bank’s total risk-based capital ratio by about 40 basis points as of September 30, 2018. Our and our bank’s capital ratios as of September 30, 2018 and December 31, 2017 are disclosed in Note 12 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

We recorded net income of $10.1 million, or $0.61 per basic and diluted share, for the third quarter of 2018, compared to net income of $8.3 million, or $0.51 per basic and diluted share, for the third quarter of 2017. We recorded net income of $30.5 million, or $1.83 per basic and diluted share, for the first nine months of 2018, compared to net income of $23.3 million, or $1.41 per basic and diluted share, for the first nine months of 2017.

Interest income related to purchased loan accounting entries increased net income during the third quarter of 2018 by $0.3 million, or $0.02 per diluted share, and net income during the first nine months of 2018 by $2.7 million, or $0.16 per diluted share; during the respective 2017 periods, net income increased $1.1 million, or $0.07 per diluted share, and $2.6 million, or $0.15 per diluted share, as a result of these entries. A bank owned life insurance claim during the first quarter of 2017 increased reported net income during the first nine months of 2017 by $1.2 million, or $0.07 per diluted share. Excluding the impacts of these transactions, diluted earnings per share increased $0.15, or 34.1%, during the third quarter of 2018 compared to the prior-year third quarter, and $0.48, or 40.3%, during the first nine months of 2018 compared to the respective 2017 period.

Net income during the third quarter of 2018 and the first nine months of 2018 also benefited from a reduction in our federal corporate income tax rate, which was lowered from 35.0% to 21.0% on January 1, 2018, as a result of the enactment of the Tax Cuts and Jobs Act. Our effective tax rate was 19.0% during both the third quarter and first nine months of 2018, down from 30.8% and 30.7% during the respective prior-year periods.

MERCANTILE BANK CORPORATION

The higher level of net income during the third quarter of 2018 compared to the prior-year third quarter mainly resulted from increased net interest income and decreased federal income tax expense, which more than offset increased noninterest expense. Lower provision expense and higher noninterest income also contributed to improved net income. The increased net interest income resulted from a higher level of earning assets and an improved net interest margin, while the decreased federal income tax expense primarily reflects the previously-mentioned reduction in our federal corporate income tax rate. The higher level of noninterest expense mainly resulted from increased salary costs; in addition, planned increases in various other overhead costs stemming from our ongoing investments in employees, facilities, and technology contributed to the higher level of expense. The increased noninterest income primarily resulted from higher credit and debit card fees, service charges on accounts, and payroll processing revenue.

The improved net income in the first nine months of 2018 compared to the respective prior-year period primarily reflects increased net interest income and decreased federal income tax expense, which more than offset lower noninterest income and higher noninterest expense. Decreased provision expense also contributed to the increased net income. The increase in net interest income resulted from a higher level of earning assets and an improved net interest margin. The lower federal income tax expense mainly resulted from the aforementioned reduction in our federal corporate income tax rate. Noninterest income during the first nine months of 2017 was elevated primarily as a result of the bank owned life insurance death benefits claim. Excluding this transaction, noninterest income during the first nine months of 2018 increased compared to the respective 2017 period, mainly reflecting higher credit and debit card fees, payroll processing revenue, and service charges on accounts, along with a gain on sale of a former branch. The higher level of noninterest expense primarily reflects increased salary costs, along with increases in various other overhead costs related to our continuing investments in employees, facilities, and technology.

Interest income during the third quarter of 2018 was $35.5 million, an increase of $2.5 million, or 7.4%, from the $33.0 million earned during the third quarter of 2017. The increase in interest income resulted from a higher yield on, and growth in, average earning assets. The yield on average earning assets was 4.60% during the third quarter of 2018, compared to 4.41% during the prior-year third quarter. The increased yield on average earning assets primarily resulted from a higher yield on loans and a change in earning asset mix. The increase in the yield on loans from 4.81% during the third quarter of 2017 to 4.91% during the third quarter of 2018 was primarily due to a higher yield on commercial loans, which equaled 5.01% in the current-year third quarter compared to 4.82% during the prior-year third quarter. Excluding interest income related to purchased loan accounting entries, the yield on loans equaled 4.86% in the third quarter of 2018, compared to 4.54% during the prior-year third quarter. Interest income related to purchased loan accounting entries totaled $0.4 million during the third quarter of 2018, compared to $1.8 million during the prior-year third quarter. The increased commercial loan yield primarily resulted from higher interest rates on certain variable-rate loans stemming from the Federal Open Market Committee (“FOMC”) raising the targeted federal funds rate by 25 basis points in each of December 2017 and March, June, and September 2018. The change in earning asset mix mainly reflects loan growth and a reduction in interest-earning deposits. On average, higher-yielding loans represented 86.8% of earning assets during the third quarter of 2018, up from 84.8% during the third quarter of 2017, while lower-yielding interest-earning deposits represented 2.0% of earning assets during the current-year third quarter, down from 3.9% during the respective 2017 period. Higher yields on securities and interest-earning deposits, primarily reflecting the continuing rising rate environment, also contributed to the increased yield on average earning assets. Average earning assets equaled $3.06 billion during the third quarter of 2018, up $72.2 million, or 2.4%, from the level of $2.99 billion during the third quarter of 2017; average loans increased $124 million, average interest-earning deposits were down $55.0 million, and average securities increased $3.5 million.

MERCANTILE BANK CORPORATION

Interest income during the first nine months of 2018 was $105 million, an increase of $12.1 million, or 13.1%, from the $92.6 million earned during the first nine months of 2017. The increase in interest income resulted from a higher yield on, and growth in, average earning assets. The yield on average earning assets was 4.63% during the first nine months of 2018, compared to 4.32% during the first nine months of 2017. The higher yield on average earning assets primarily resulted from an increased yield on loans, which equaled 4.99% during the first nine months of 2018, compared to 4.68% during the respective 2017 period. Excluding interest income related to purchased loan accounting entries, the yield on loans equaled 4.81% during the first nine months of 2018, compared to 4.47% during the respective 2017 period. Interest income related to purchased loan accounting entries totaled $3.4 million during the first nine months of 2018, compared to $3.9 million during the respective prior-year period. The increased yield on loans mainly stemmed from a higher yield on commercial loans, which equaled 5.07% and 4.67% during the first nine months of 2018 and 2017, respectively. The higher yield on commercial loans primarily resulted from higher interest rates on certain variable-rate loans resulting from the FOMC raising the targeted federal funds by 25 basis points in each of March, June, and December 2017 and March, June and September 2018. Higher yields on securities and interest-earning deposits, mainly reflecting the ongoing rising interest rate environment, also contributed to the increased yield on average earning assets. Average earning assets equaled $3.03 billion during the first nine months of 2018, up $149 million, or 5.2%, from the level of $2.88 billion during the respective 2017 period; average loans were up $137 million, average interest-earning deposit balances increased $7.7 million, and average securities were up $5.1 million.

Interest expense during the third quarter of 2018 was $5.6 million, an increase of $1.2 million, or 28.6%, from the $4.4 million expensed during the third quarter of 2017. The increase in interest expense is attributable to a higher weighted average cost of interest-bearing liabilities, which equaled 1.11% in the third quarter of 2018, compared to 0.85% in the third quarter of 2017. The increase in the weighted average cost of interest-bearing liabilities primarily reflects higher costs of certain non-time deposit accounts, time deposits, and borrowed funds. The cost of interest-bearing non-time deposit accounts increased from 0.35% during the third quarter of 2017 to 0.56% during the third quarter of 2018, primarily reflecting increased interest rates on certain account categories in response to the increasing interest rate environment. The cost of time deposits increased from 1.26% during the prior-year third quarter to 1.64% during the current-year third quarter, mainly reflecting higher rates paid on local certificates of deposit, public unit certificates of deposit $100,000 and over, and brokered certificates of deposit $100,000 and over; the increased rates primarily reflect the rising interest rate environment. The cost of borrowed funds increased from 1.75% during the third quarter of 2017 to 2.14% during the respective 2018 period, mainly reflecting higher costs of FHLBI advances and subordinated debentures and a change in borrowing mix. The cost of FHLBI advances increased from 1.70% during the third quarter of 2017 to 1.98% during the current-year third quarter; longer-term advances totaling $40 million were obtained during the first nine months of 2018 to meet loan funding and interest rate risk management needs. The cost of subordinated debentures was 6.64% during the current-year third quarter, up from 5.50% during the respective 2017 period due to increased Libor rates stemming from the rising interest rate environment.    Average higher-costing FHLBI advances and subordinated debentures represented 61.9% and 12.0% of average borrowed funds, respectively, during the third quarter of 2018, up from 60.4% and 11.5%, respectively, during the prior-year third quarter. Average lower-costing sweep accounts represented 25.2% and 27.3% of average borrowed funds during the third quarters of 2018 and 2017, respectively. Average interest-bearing liabilities were $2.01 billion during the third quarter of 2018, down $30.0 million, or 1.5%, from the $2.04 billion average during the third quarter of 2017; average time deposits were down $53.0 million, average interest-bearing non-time deposits were up $33.1 million, and average borrowings decreased $10.1 million.

MERCANTILE BANK CORPORATION

Interest expense during the first nine months of 2018 was $15.5 million, an increase of $4.2 million, or 37.4%, from the $11.3 million expensed during the first nine months of 2017. The increase in interest expense is primarily attributable to a higher weighted average cost of interest-bearing liabilities, which equaled 1.02% during the first nine months of 2018 compared to 0.77% during the respective 2017 period. The increase in the weighted average cost of interest-bearing liabilities primarily reflects higher costs of certain non-time deposit account categories, time deposits, and borrowed funds. The cost of interest-bearing non-time deposit accounts increased from 0.24% during the first nine months of 2017 to 0.52% during the first nine months of 2018, mainly reflecting increased rates on certain account categories in response to the increasing interest rate environment; the increased cost also reflects a large depositor transferring funds from time deposits into a money market account product at rates higher than the average rate on the money market product at the time of transfer and the offering of a high balance money market account product with a higher rate, both of which occurred during the second quarter of 2017. The cost of time deposits increased from 1.21% during the first nine months of 2017 to 1.50% during the respective current-year period, primarily reflecting higher rates paid on local certificates of deposit, public unit certificates of deposit $100,000 and over, and brokered certificates of deposit $100,000 and over; the increased rates primarily reflect the rising interest rate environment. The cost of borrowed funds increased from 1.66% during the first nine months of 2017 to 2.00% during the first nine months of 2018, mainly reflecting higher costs of subordinated debentures and FHLBI advances and a change in borrowing mix. The cost of subordinated debentures was 6.35% during the first nine months of 2018, up from 5.42% during the respective 2017 period due to increased Libor rates stemming from the rising interest rate environment. The cost of FHLBI advances increased from 1.63% during the first nine months of 2017 to 1.83% during the respective 2018 period; longer-term advances totaling $130 million were obtained during the last ten months of 2017 and first nine months of 2018 to meet loan funding and interest rate risk management needs. Average higher-costing FHLBI advances and subordinated debentures represented 60.3% and 12.2% of average borrowed funds, respectively, during the first nine months of 2018, up from 56.8% and 11.8%, respectively, during the same 2017 period. Average lower-costing sweep accounts represented 26.6% and 30.5% of average borrowed funds during the first nine months of 2018 and 2017, respectively. An increase in interest-bearing liabilities also contributed to the higher level of interest expense. Average interest-bearing liabilities were $2.03 billion during the first nine months of 2018, up $69.7 million, or 3.6%, from the $1.96 billion average during the first nine months of 2017; average interest-bearing non-time deposits were up $112 million, average time deposits were down $35.4 million, and average borrowings decreased $7.2 million.

Net interest income during the third quarter of 2018 was $29.8 million, an increase of $1.2 million, or 4.2%, from the $28.6 million earned during the third quarter of 2017. The increase in net interest income was due to growth in average earning assets and a higher net interest margin. The net interest margin increased from 3.83% in the third quarter of 2017 to 3.87% in the current-year third quarter due to a higher yield on average earning assets, primarily reflecting an increased yield on commercial loans and a change in earning asset mix, which more than offset a higher cost of funds, mainly reflecting increased costs of certain non-time deposit accounts, time deposits, and borrowed funds. The increased yield on commercial loans primarily reflects the positive impact of higher interest rates on certain variable-rate loans stemming from the FOMC raising the targeted federal funds rate by 25 basis points in each of June and December 2017 and March, June and September 2018. The change in earning asset mix mainly reflects loan growth and a reduction in interest-earning deposits. Excluding interest income associated with purchased loan accounting entries, as well as adjusting for excess liquidity maintained at the Federal Reserve, our core net interest margin was 3.83% during the third quarter of 2018, compared to 3.65% during the third quarter of 2017.

MERCANTILE BANK CORPORATION

Net interest income during the first nine months of 2018 was $89.3 million, an increase of $7.9 million, or 9.7%, from the $81.4 million earned during the first nine months of 2017. The increase was due to a higher level of average earning assets and an improved net interest margin. The net interest margin increased from 3.80% during the first nine months of 2017 to 3.95% during the first nine months of 2018 due to a higher yield on average earning assets, primarily reflecting an increased yield on commercial loans, which more than offset an increased cost of funds, mainly reflecting increased costs of certain non-time deposit account categories, time deposits, and borrowed funds. The higher yield on commercial loans primarily resulted from higher interest rates on certain variable-rate loans resulting from the FOMC raising the targeted federal funds by 25 basis points in each of March, June, and December 2017 and March, June, and September 2018. Excluding interest income associated with purchased loan accounting entries, as well as adjusting for excess liquidity maintained at the Federal Reserve, our core net interest margin was 3.82% during the first nine months of 2018, compared to 3.65% during the respective 2017 period.

The following tables set forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the third quarters and first nine months of 2018 and 2017. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield for the third quarters and first nine months of 2018 and 2017 have been computed on a tax equivalent basis using a marginal tax rate of 21% and 35%, respectively. Securities interest income was increased by $60,000 and $213,000 in the third quarters of 2018 and 2017, respectively, and $210,000 and $581,000 in the first nine months of 2018 and 2017, respectively, for this non-GAAP, but industry standard, adjustment. This adjustment equated to a one basis point increase in our net interest margin during both the third quarter and first nine months of 2018, compared to a three basis point increase and a two basis point increase in the respective 2017 periods.

MERCANTILE BANK CORPORATION

	Quarters ended September 30,
	2 0 1 8			2 0 1 7
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$2,658,092	$32,918	4.91%	$2,534,364	$30,746	4.81%
Investment securities	342,593	2,315	2.70	339,125	2,119	2.50
Other interest-earning assets	61,810	313	1.98	116,851	382	1.28
Total interest-earning assets	3,062,495	35,546	4.60	2,990,340	33,247	4.41

Allowance for loan losses	(21,661)			(18,918)
Other assets	254,295			248,631

Total assets	$3,295,129			$3,220,053

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,628,346	$3,574	0.87%	$1,648,235	$2,652	0.64%
Short-term borrowings	97,090	63	0.26	107,355	45	0.17
Federal Home Loan Bank advances	237,609	1,201	1.98	238,043	1,033	1.70
Other borrowings	49,131	808	6.44	48,512	660	5.32
Total interest-bearing liabilities	2,012,176	5,646	1.11	2,042,145	4,390	0.85

Noninterest-bearing deposits	893,181			805,650
Other liabilities	12,198			13,126
Shareholders’ equity	377,574			359,132

Total liabilities and shareholders’ equity	$3,295,129			$3,220,053

Net interest income		$29,900			$28,857

Net interest rate spread			3.49%			3.56%
Net interest spread on average assets			3.60%			3.56%
Net interest margin on earning assets			3.87%			3.83%

MERCANTILE BANK CORPORATION

	Nine months ended September 30,
	2 0 1 8			2 0 1 7
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$2,602,718	$97,087	4.99%	$2,466,156	$86,406	4.68%
Investment securities	343,983	6,838	2.65	338,901	6,175	2.43
Other interest-earning assets	82,700	1,071	1.73	75,029	641	1.14
Total interest-earning assets	3,029,401	104,996	4.63	2,880,086	93,222	4.32

Allowance for loan losses	(20,824)			(18,641)
Other assets	250,576			245,454

Total assets	$3,259,153			$3,106,899

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,651,186	$9,921	0.80%	$1,574,293	$6,543	0.56%
Short-term borrowings	100,165	181	0.24	116,985	142	0.16
Federal Home Loan Bank advances	226,154	3,134	1.83	217,125	2,690	1.63
Other borrowings	48,988	2,286	6.15	48,386	1,920	5.23
Total interest-bearing liabilities	2,026,493	15,522	1.02	1,956,789	11,295	0.77

Noninterest-bearing deposits	849,337			785,940
Other liabilities	12,318			12,882
Shareholders’ equity	371,005			351,288

Total liabilities and shareholders’ equity	$3,259,153			$3,106,899

Net interest income		$89,474			$81,927

Net interest rate spread			3.61%			3.55%
Net interest spread on average assets			3.67%			3.52%
Net interest margin on earning assets			3.95%			3.80%

A loan loss provision expense of $0.4 million was recorded during the third quarter of 2018, compared to a provision expense of $1.0 million during the third quarter of 2017. A loan loss provision expense of $1.1 million was recorded during the first nine months of 2018, compared to a provision expense of $2.4 million during the first nine months of 2017. The provision expense recorded during the 2018 periods primarily reflects ongoing loan growth; in addition, the provision expense recorded during the first nine months of 2018 depicts an increased allocation related to our “competitive environment” environmental factor. The provision expense recorded during the prior-year periods mainly reflects ongoing loan growth and an increased allocation related to our “economic conditions" environmental factor.

MERCANTILE BANK CORPORATION

Net loan recoveries were $0.1 million and $1.1 million during the third quarter of 2018 and first nine months of 2018, respectively, compared to net loan charge-offs of $0.1 million and $1.1 million during the respective 2017 periods. Loan charge-offs associated with one commercial loan relationship accounted for approximately 45% of net loan charge-offs and about 42% of gross loan charge-offs during the first nine months of 2017. The allowance for originated loans, as a percentage of total originated loans, was 0.9% as of both September 30, 2018, and September 30, 2017. Our allowances for originated loans and acquired loans totaled $21.1 million and $0.6 million, respectively, as of September 30, 2018, compared to $18.8 million and $0.4 million, respectively, as of September 30, 2017.

Noninterest income during the third quarter of 2018 was $4.7 million, an increase of $0.1 million, or 2.2%, from the $4.6 million earned during the prior-year third quarter. The increase in noninterest income primarily reflects higher credit and debit card fees, service charges on accounts, and payroll processing revenue. Mortgage banking activity income declined in the third quarter of 2018 compared to the respective 2017 period, primarily reflecting the impacts of rising residential mortgage loan interest rates and a limited supply of homes for sale in our markets. Although headwinds persist, we believe that our current level of residential mortgage loan pre-qualifications, which is about two times higher than the level at the same time last year, along with our ongoing efforts to increase market penetration and sell a greater percentage of originated mortgage loans, will produce solid mortgage banking activity income in future periods.

Noninterest income during the first nine months of 2018 was $13.6 million, compared to $14.5 million during the same time period in 2017. Noninterest income during the first nine months of 2017 included a bank owned life insurance death benefits claim of $1.4 million; excluding this transaction, noninterest income increased $0.5 million, or 4.1%, in the first nine months of 2018 compared to the respective 2017 period. The increase in noninterest income primarily reflects higher credit and debit card fees, payroll processing revenue, and service charges on accounts, along with the recording of a $0.2 million gain associated with the sale of a former bank branch. Mortgage banking activity income declined during the first nine months of 2018 compared to the respective 2017 period, primarily reflecting the impacts of the increasing interest rate environment and shortage of housing inventory in our markets.

Noninterest expense during the third quarter of 2018 was $21.6 million, an increase of $1.4 million, or 7.1%, from the $20.2 million expensed during the third quarter of 2017. Noninterest expense during the first nine months of 2018 was $64.2 million, an increase of $4.3 million, or 7.3%, from the $59.9 million expensed during the same time period in 2017. The higher level of expense in both periods primarily resulted from increased salary costs, mainly reflecting annual employee merit pay increases, the hiring of additional staff, and higher stock-based compensation expense. In addition, all hourly employees received a pay increase effective April 1, 2018. The increased salary expense during the first nine months of 2018 also reflects a larger bonus accrual. Increases in various other overhead costs stemming from our ongoing investments in employees, facilities, and technology, reflecting our efforts to meet growth objectives, maintain operationally efficient facilities and equipment, and invest in products and services that meet the needs of our customers, also contributed to the higher level of expense in both periods.

During the third quarter of 2018, we recorded income before federal income tax of $12.5 million and a federal income tax expense of $2.4 million. During the third quarter of 2017, we recorded income before federal income tax of $12.0 million and a federal income tax expense of $3.7 million. During the first nine months of 2018, we recorded income before federal income tax of $37.6 million and a federal income tax expense of $7.1 million. During the first nine months of 2017, we recorded income before federal income tax of $33.6 million and a federal income tax expense of $10.3 million. The lower level of federal income tax expense during the 2018 periods compared to the respective 2017 periods primarily reflects a reduced corporate income tax rate stemming from the enactment of the Tax Cuts and Jobs Act; the rate was lowered from 35.0% to 21.0% effective January 1, 2018. Our effective tax rate was 19.0% during both the third quarter and first nine months of 2018, compared to 30.8% and 30.7% during the respective prior-year periods.

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

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of September 30, 2018:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$1,218,980,000	$47,988,000	$733,939,000	$296,358,000	$2,297,265,000
Residential real estate loans	62,548,000	14,884,000	134,739,000	159,438,000	371,609,000
Consumer loans	1,247,000	1,549,000	21,913,000	3,834,000	28,543,000
Securities (2)	18,005,000	24,339,000	70,319,000	224,940,000	337,603,000
Other interest-earning assets	24,193,000	750,000	3,250,000	0	28,193,000
Allowance for loan losses	0	0	0	0	(21,692,000)
Other assets	0	0	0	0	258,585,000
Total assets	1,324,973,000	89,510,000	964,160,000	684,570,000	$3,300,106,000

Liabilities:
Interest-bearing checking	350,056,000	0	0	0	350,056,000
Savings deposits	311,566,000	0	0	0	311,566,000
Money market accounts	504,741,000	0	0	0	504,741,000
Time deposits under $100,000	20,956,000	46,118,000	95,000,000	0	162,074,000
Time deposits $100,000 & over	49,507,000	79,571,000	171,853,000	0	300,931,000
Short-term borrowings	112,378,000	0	0	0	112,378,000
Federal Home Loan Bank advances	0	30,000,000	170,000,000	40,000,000	240,000,000
Other borrowed money	49,197,000	0	0	0	49,197,000
Noninterest-bearing checking	0	0	0	0	879,442,000
Other liabilities	0	0	0	0	10,256,000
Total liabilities	1,398,401,000	155,689,000	436,853,000	40,000,000	2,920,641,000
Shareholders' equity	0	0	0	0	379,465,000
Total liabilities & shareholders' equity	1,398,401,000	155,689,000	436,853,000	40,000,000	$3,300,106,000

Net asset (liability) GAP	$(73,428,000)	$(66,179,000)	$527,307,000	$644,570,000

Cumulative GAP	$(73,428,000)	$(139,607,000)	$387,700,000	$1,032,270,000

Percent of cumulative GAP to total assets	(2.2% )	(4.2% )	11.7%	31.3%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of September 30, 2018.

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

We conducted multiple simulations as of September 30, 2018, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 200 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income assuming no changes in interest rates over the next twelve months. The resulting estimates are within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 200 basis points	$(9,550,000)	(7.8% )
Interest rates down 100 basis points	(5,540,000)	(4.5)
Interest rates up 100 basis points	3,970,000	3.3
Interest rates up 200 basis points	7,950,000	6.5
Interest rates up 300 basis points	11,880,000	9.8
Interest rates up 400 basis points	15,750,000	12.9

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

Item 4. Controls and Procedures

As of September 30, 2018, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2018.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sales of equity securities during the quarter ended September 30, 2018.

Issuer Purchases of Equity Securities

We announced on January 30, 2015 that our Board of Directors had authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced a $15.0 million expansion of the stock repurchase program. No shares of our common stock were repurchased during the third quarter of 2018.

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

Item 6. Exhibits.

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

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2018.

MERCANTILE BANK CORPORATION

By: /s/ Robert B. Kaminski, Jr.
Robert B. Kaminski, Jr.
President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Charles E. Christmas
Charles E. Christmas
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)