Form 10-K
period 2018-12-31
MERCANTILE BANK CORP
filed 2019-03-04
CIK 1042729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No __

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company (as defined in Rule 12b-2 of the Exchange Act).

     Large accelerated filer ___                Accelerated filer  X                                          Emerging growth company

     Non-accelerated filer ___                  Smaller reporting company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes        No    X

The aggregate value of the common equity held by non-affiliates (persons other than directors and executive officers) of the registrant, computed by reference to the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $590 million.

As of March 1, 2019, there were issued and outstanding 16,415,665 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s proxy statement for the Annual Meeting of Shareholders to be held May 23, 2019 are incorporated by reference into Part III of this report.

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

Our Bank

Our bank is a state banking company that operates under the laws of the State of Michigan, pursuant to a charter issued by the Michigan Department of Insurance and Financial Services. Our bank’s deposits are insured to the maximum extent permitted by law by the Federal Deposit Insurance Corporation (“FDIC”). Our bank, through its 46 office locations, provides commercial banking services primarily to small- to medium-sized businesses and retail banking services. Our bank’s main office is located in Grand Rapids, and our operations are centered around the West and Central portions of Michigan, with branch office locations in Alma, Belding, Cadillac, Canadian Lakes, Clare, Comstock Park, DeWitt, Fairview, Grand Rapids, Hastings, Holland, Howard City, Ionia, Ithaca, Kalamazoo, Kentwood, Lakeview, Lansing, Lowell, Merrill, Mt. Pleasant, Paw Paw, Portage, Remus, Rose City, Shepherd, St. Charles, St. Helen, St. Johns, Vestaburg, West Branch, and Wyoming. We expanded into Southeast Michigan in 2017, opening a banking office in Troy during the first quarter.

Our bank makes secured and unsecured commercial, construction, mortgage and consumer loans, and accepts checking, savings and time deposits. Our bank owns 40 automated teller machines ("ATM") and three video banking machines at a vast majority of our office locations that participate in the ACCEL/EXCHANGE and PLUS regional network systems, as well as other ATM networks throughout the country. Our bank also enables customers to conduct certain loan and deposit transactions by personal computer and through mobile applications. Courier service is provided to certain commercial customers, and safe deposit facilities are available at a vast majority of our office locations. Our bank does not have trust powers.

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

Our Trusts

We have five business trusts that are wholly-owned subsidiaries of Mercantile, four of which were assumed by Mercantile in conjunction with the merger with Firstbank Corporation (“Firstbank”). Each of the trusts was formed to issue preferred securities that were sold in private sales, as well as selling common securities to Mercantile. The proceeds from the preferred and common securities sales were used by the trusts to purchase floating rate notes issued by Mercantile. The rates of interest, interest payment dates, call features and maturity dates of each floating rate note are identical to its respective preferred securities. The net proceeds from the issuance of the floating rate notes were used for a variety of purposes, including contributions to our bank as capital to provide support for asset growth and the funding of stock repurchase programs and certain acquisitions. The only significant assets of our trusts are the floating rate notes, and the only significant liabilities of our trusts are the preferred securities. The floating rate notes are categorized on our Consolidated Balance Sheets as subordinated debentures, and the interest expense is recorded on our Consolidated Statements of Income under interest expense on other borrowings.

Firstbank Corporation Merger

We completed our merger with Firstbank, a Michigan corporation with approximately $1.5 billion in total assets and 46 branch locations, into Mercantile Bank Corporation as of June 1, 2014 (“Merger Date”). The merger substantially expanded our geographic footprint and increased the size of our balance sheet.

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

Regulation and Supervision

Banks and bank holding companies, among other financial institutions, are regulated under federal and state law. These include, among others, minimum capital requirements, state usury laws, state laws relating to fiduciaries, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”), the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, the USA PATRIOT Act, the FACT Act, the Gramm-Leach-Bliley Act, the Sarbanes Oxley Act, the Bank Secrecy Act, electronic funds transfer laws, redlining laws, predatory lending laws, antitrust laws, environmental laws, money laundering laws and privacy laws. Our growth and earnings performance may be impacted by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those regulatory authorities include, but are not limited to, the Federal Reserve Board, the FDIC, the Michigan Department of Insurance and Financial Services, the Internal Revenue Service and state taxing authorities. The effect of such statutes, regulations and policies, and any changes thereto, can be significant and cannot necessarily be predicted.

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

The scope of regulations and supervision of various aspects of our business have expanded as a result of the adoption in July, 2010 of the Dodd-Frank Act, and may continue to expand as the result of implementing regulations being adopted by federal regulators. However, on May 24, 2018, EGRRCPA amended certain provisions of the Dodd-Frank Act to tailor them to the specific circumstances of various categories of financial institutions and transactions. For additional information on this legislation and its potential impact, refer to the Risk Factor entitled “The effect of financial services legislation and regulations remains uncertain” in Item 1A- Risk Factors in this Annual Report.

 Employees

As of December 31, 2018, we employed 585 full-time and 108 part-time persons. Management believes that relations with employees are good.

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

The Board of Directors has delegated significant lending authority to officers of our bank. The Board of Directors believes this empowerment, supported by our strong credit culture and the significant experience of our commercial lending staff, enables us to be responsive to our customers. The loan policy specifies lending authority for our lending officers with amounts based on the experience level and ability of each lender. Our loan officers and loan managers are able to approve loans up to $1.0 million and $2.5 million, respectively. We have established higher approval limits for our bank’s Senior Lender, President and Chief Executive Officer ranging from $4.0 million up to $10.0 million. These lending authorities, however, are typically used only in rare circumstances where timing is of the essence. Generally, loan requests exceeding $2.5 million require approval by the Officers Loan Committee, and loan requests exceeding $7.5 million, up to the legal lending limit of approximately $80.1 million, require approval by our bank’s Board of Directors. We generally apply an in-house lending limit that is significantly less than our bank’s legal lending limit.

Provisions of recent legislation, including the Dodd-Frank Act and EGRRCPA, when fully implemented by regulations to be adopted by federal agencies, may have a significant impact on our lending policy, especially in the areas of single-family residential real estate and other consumer lending. For additional information on this legislation and its potential impact, refer to the Risk Factor entitled “The effect of financial services legislation and regulations remains uncertain” in Item 1A- Risk Factors in this Annual Report.

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

Single-Family Residential Real Estate Loans. We originate single-family residential real estate loans in our market areas, generally according to secondary market underwriting standards. Loans not conforming to those standards are made in certain circumstances. Single-family residential real estate loans provide borrowers with a fixed or adjustable interest rate with terms up to 30 years, with the fixed interest rate loans generally sold to various investors.

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

 Loans are placed in a nonaccrual status when, in our opinion, uncertainty exists as to the ultimate collection of all principal and interest. As of December 31, 2018, loans placed in nonaccrual status totaled $4.1 million, or 0.2% of total loans, compared to $7.1 million, or 0.3% of total loans, at December 31, 2017. No loans were past due 90 days or more and still accruing interest at year-end 2018 or 2017.

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

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired loans. Our migration takes into account various time periods; however, at year-end 2018 we placed most weight on the period starting December 31, 2010 through December 31, 2018. We believe this period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general market consensus of economic conditions in the near future.

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

Competition

We face substantial competition in all phases of our operations from a variety of different competitors. We compete for deposits, loans and other financial services with numerous Michigan-based and national and regional banks, savings banks, thrifts, credit unions and other financial institutions as well as from other entities that provide financial services. Some of the financial institutions and financial service organizations with which we compete are not subject to the same degree of regulation as we are. Many of our primary competitors have been in business for many years, have established customer bases, are larger, have substantially higher lending limits than we do, and offer larger branch networks and other services which we do not. Most of these same entities have greater capital resources than we do, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than we do. Under specified circumstances (that have been modified by the Dodd-Frank Act and EGRRCPA), securities firms and insurance companies that elect to become financial holding companies under the Bank Holding Company Act may acquire banks and other financial institutions. Federal banking law affects the competitive environment in which we conduct our business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. We also face new competition as a result of our expansion into the Southeast Michigan marketplace.

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

Approximately 65% of our total commercial loans, or about 56% of our total loans, relate to commercial real estate. Stressed economic conditions may reduce the value of commercial real estate and strain the financial condition of our commercial real estate borrowers, especially in the land development and non-owner occupied commercial real estate segments of our loan portfolio. Those difficulties could adversely affect us and could produce losses and other adverse effects on our business.

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

We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. We compete for deposits, loans and other financial services with numerous Michigan-based and national and regional banks, thrifts, credit unions and other financial institutions as well as other entities that provide financial services, including securities firms and mutual funds. Some of the financial institutions and financial service organizations with which we compete are not subject to the same degree of regulation as we are. Many of our competitors have been in business for many years, have established customer bases, are larger, have substantially higher lending limits than we do and offer larger branch networks and other services which we do not, including trust and international banking services. Most of these entities have greater capital and other resources than we do, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than we do. This competition may limit our growth or earnings. Under specified circumstances (that have been modified by the Dodd-Frank Act and EGRRCPA), securities firms and insurance companies that elect to become financial holding companies under the Bank Holding Company Act may acquire banks and other financial institutions. Federal banking law affects the competitive environment in which we conduct our business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

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

Our inability to execute or integrate potential future acquisitions successfully could impede us from realizing all of the benefits of the acquisitions, which could weaken our operations.

In addition to pursuing organic growth, we may also pursue strategic acquisition opportunities that we believe will fit our core philosophy and culture, enhance our profitability and provide appropriate risk-adjusted returns. These acquisition opportunities could be material to our business and involve a number of risks, including the following:

° intense competition from other banking organizations and other acquirers for potential merger candidates drives market pricing;

° time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions may divert human and capital resources without producing the desired returns;

° estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution or assets are inherently complex and may be inaccurate;

° potential exposure to unknown or contingent liabilities of targets; and

° regulatory timeframes for review of applications may limit the number and frequency of transactions we may be able to consummate;

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

° unanticipated incompatibility of logistics, marketing and administrative methods;

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

Our inability to overcome these risks could have an adverse effect on our ability to implement our business strategy, which, in turn, could have an adverse effect on our business, financial condition and results of operations.

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

In September 2014, the Federal Reserve Board announced principles it would follow to implement monetary policy normalization, that is, to raise the Federal funds rate and other short-term interest rates to more historically normal levels and to reduce the Federal Reserve’s securities holdings, so as to promote its statutory mandate of maximum employment and price stability. The Federal Open Market Committee (“FOMC”) took the initial step in that process by raising the Federal funds rate by 25 basis points in December 2015, the first such action since December 2008. Subsequently, the FOMC refined the normalization principles and announced greater detail about its planned approach. In September 2017, the FOMC announced the start of a gradual reduction in the Federal Reserve’s securities holdings, commencing in October 2017. In each of March, June, September and December 2018, the FOMC raised the Federal funds rate by 25 basis points, and announced its intention to continue to raise the Federal funds rate gradually over the next few years. In January 2019, the FOMC announced its intention to continue to implement monetary policy primarily through adjustment of its administered rates to control the target range for the Federal funds rate. The FOMC stated that it is prepared to adjust the details of the reduction of its balance sheet in light of economic and financial developments, and would be prepared to use its full range of tools, including changing the size and composition of its balance sheet, if future economic conditions warranted a more accommodative monetary policy than could be achieved solely by reducing the Federal funds rate. There can be no assurance that these reductions in the Federal Reserve’s securities holdings, and increases in the Federal funds rate, will continue to occur, that they will be gradual if they do occur, or as to the actual impact of those policies on the financial markets, the broader economy, or on our business, financial condition, results of operations, access to credit or the trading price of our common stock.

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

On February 3, 2017, however, President Trump signed Executive Order 13772, specifying new core principles for regulating the U.S. financial system. Among other things, the President directed the Secretary of the Treasury, in consultation with federal regulatory agencies, to review existing laws and regulations and report on the extent to which they were consistent with the core principles. The Treasury Department has published several reports in response to the Executive Order. In addition, beginning in February 2017, Congress passed, and the President signed, more than a dozen resolutions under the Congressional Review Act, repealing various federal regulations, including regulations adopted by the CFPB.

On May 24, 2018, EGRRCPA was enacted, amending numerous provisions of the Dodd-Frank Act. While some of the changes affect only much larger institutions, a number of provisions relax or eliminate restrictions applicable to us and our bank. Among these latter changes are: simplified capital adequacy requirements; exemption from the proprietary trading and other restrictions of the Volcker Rule; less frequent periodic supervisory examinations; reductions in certain periodic reporting requirements; exclusion of specified amounts of reciprocal deposits, received by our bank from other insured depository institutions, from the “brokered deposit” limitations of the Federal Deposit Insurance Act; revised capital treatment for certain high volatility commercial real estate loans; and relaxation of certain requirements applicable to residential mortgage loans made to our customers. Some of the EGRRCPA changes became effective immediately upon enactment, while others will become effective upon adoption of implementing regulations by the federal banking agencies. In addition, the federal banking agencies, based upon periodic reviews under earlier legislation, have modified some existing regulations, such as the May 2018 action doubling, from $250,000 to $500,000, the threshold value of a commercial real estate loan that triggers an appraisal requirement. Other proposals to modify existing regulations in light of the new core principles are under consideration by various federal regulatory agencies, including the CFPB. There can be no assurance that any proposed changes in existing regulations will be adopted to implement the new core principles.

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

On January 1, 2015, for banking organizations such as us and our bank that are not Advanced Approaches Entities, the new regulations mandated a minimum ratio of CET 1 to standardized total risk-weighted assets (“RWA”) of 4.5%, an increased ratio of Tier 1 capital to RWA of 6.0% (compared to the prior requirement of 4.0%), a total capital ratio (that is, the sum of Tier 1 and Tier 2 capital to RWA) of 8.0%, and a minimum leverage ratio (that is, Tier 1 capital to adjusted average total consolidated assets) of 4.0%. The calculation of these amounts is affected by the new definitions of certain capital elements. The capital conservation buffer comprised solely of CET 1 was phased-in commencing January 1, 2016, beginning at 0.625% of RWA and rising to 2.5% of RWA on January 1, 2019. Failure by a banking organization to maintain the aggregate required minimum capital ratios and capital conservation buffer will impair its ability to make certain distributions (including dividends and stock repurchases) and discretionary bonus payments to executive officers.

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

On May 24, 2018, EGRRCPA was enacted, amending numerous provisions of the Dodd-Frank Act. Among other things, the new law directs the federal banking agencies to develop a Community Bank Leverage Ratio (“CBLR”). The CBLR, to be set between 8% and 10% of tangible equity capital to average total consolidated assets, would apply to Qualified Community Banks. The law defines Qualified Community Banks as those depository institutions and depository institution holding companies having total consolidated assets of less than $10 billion that meet other specified risk criteria, to be determined by regulations of the federal banking agencies based on factors prescribed in the statute. A Qualified Community Bank satisfying the CBLR, by reason of the EGRRCPA provision, would be deemed to be in compliance with all applicable leverage and risk-based capital requirements and, in the case of a depository institution, be deemed “well-capitalized” for purposes of the Federal Deposit Insurance Act.

In February 2019, the federal banking agencies published in the Federal Register a notice of proposed rulemaking to implement this EGRRCPA capital adequacy provision. The proposal would establish a CBLR of 9% tangible equity to average total consolidated assets. Under the proposal, a bank or bank holding company having less than $10 billion in average total consolidated assets would need to meet several requirements in order to be a Qualified Community Bank. The proposed requirements include that the bank or bank holding company: have no affiliation with a banking organization subject to the advanced approaches capital rule; have mortgage servicing rights of 25% or less of CBLR tangible equity; have deferred tax assets arising from temporary timing differences, net of valuation allowances, of 25% or less of CBLR tangible equity; have off-balance-sheet exposures (excluding derivative exposures and unconditionally cancellable commitments) of 25% or less of total consolidated assets; have total trading assets and trading liabilities of 5% or less of total consolidated assets; and have a CBLR greater than 9%. As required by EGRRCPA, the proposal also includes detailed provisions addressing the treatment of a formerly Qualified Community Bank that failed to satisfy one or more of the proposed requirements, or whose CBLR fell below 9%. There can be no assurance whether, or when, this proposed rulemaking will lead to the adoption of regulations, or as to the content of any regulations eventually adopted.

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

Many of the commercial loans we make bear interest at a floating rate based on Libor, the London inter-bank offered rate. We pay interest on certain subordinated notes related to our trust preferred securities at rates based on Libor.

On July 27, 2017, the United Kingdom Financial Conduct Authority, which oversees Libor, formally announced that it could not assure the continued existence of Libor in its current form beyond the end of 2021, and that an orderly transition process to one or more alternative benchmarks should begin. In June 2017, the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions organized by the Federal Reserve, announced that it had selected a modified version of the unpublished Broad Treasuries Financing Rate as the preferred alternative reference rate for U.S. dollar obligations. That rate, now referred to as the Secured Overnight Funding Rate (“SOFR”), is determined based upon actual transactions in certain portions of the bi-lateral and tri-party overnight repurchase agreement markets for certain U.S. Treasury obligations. The Federal Reserve Bank of New York began publication of the SOFR in April 2018.

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

In May 2018, the Chicago Mercantile Exchange began trading SOFR futures contracts. The existence of a futures market may permit the development of a SOFR term curve. In July 2018, the Federal National Mortgage Association issued bonds using SOFR (an overnight rate) as a pricing mechanism. This was possible because of an unusual bond structure, in which interest was payable quarterly, but the interest reset period was daily.

In January 2019, ICE Benchmark Administration, the current provider of Libor, proposed for comment to market participants a U.S. Dollar ICE Bank Yield Index. This index would be based on two types of U.S. dollar-denominated transaction data: primary market wholesale, unsecured funding transactions for large, internationally active banks; and secondary market transactions in wholesale, unsecured bonds issued by large, internationally active banks. These data would be used to construct a yield curve from which one-month, three-month and six-month settings could be obtained. If the proposal were accepted by market participants, it might furnish commercial bank-based term rates more directly comparable to the existing structure of Libor than the government-based overnight SOFR.

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

The full impact of recent changes in U.S. tax laws remains uncertain.

The enactment of the Tax Cuts and Jobs Act (the “Act”) on December 22, 2017 made significant changes to the Internal Revenue Code, many of which are highly complex and may require interpretations and implementing regulations. As a result of the Act’s reduction of the corporate income tax rate from 35% to 21%, we recorded a one-time, non-cash charge to federal income tax expense of $1.3 million during the fourth quarter of 2017 to reduce the value of our net deferred tax assets. See Note 11 of our Consolidated Financial Statements.

Furthermore, the expected impact of certain aspects of the statute remains unclear and subject to change. The Act includes a number of provisions that will have an impact on the banking industry, borrowers and the market for residential real estate. These changes include: a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans; the elimination of interest deductions for home equity loans; a limitation on the deductibility of business interest expense; and a limitation on the deductibility of property taxes and state and local income taxes. The Act may have an adverse effect on the market for and the valuation of residential properties, as well as on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. The value of the properties securing such loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership. Such an impact could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

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

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. Although guidance of this nature does not have the full force and effect of law, it sets out supervisory priorities and expectations regarding safe and sound operation. Failure to observe such guidance may result in supervisory identification of unsafe or unsound practices or other deficiencies in risk management or other areas that do not constitute violations of law or regulation.

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

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more before the end of our 2018 fiscal year and that remain unresolved.

Item 2.	Properties.

Our headquarters is located in our bank’s main office facility in Grand Rapids, Michigan. Our bank operates 46 banking offices primarily concentrated throughout Western and Central Michigan, most of which are full-service facilities. We also opened a banking office in Troy, Michigan during the first quarter of 2017. We have larger banking facilities in Alma, Holland, Ionia, Kalamazoo, Lansing, Mt. Pleasant and West Branch. The remaining banking offices generally range in size from 1,200 to 3,200 square feet, based on the location and number of employees located at the facility. All of our banking offices are owned by our bank except for three that are rented under various operating lease agreements. In several instances, the banking offices contain more usable space than what is needed for current banking operations. This excess space, totaling approximately 23,500 square feet, is generally leased to unrelated businesses. In addition, certain functions operate out of our standalone facility located in Alma.

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

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MBWM.” At March 1, 2019, there were approximately 1,600 record holders of our common stock. In addition, we estimate that there were approximately 7,000 beneficial owners of our common stock who own their shares through brokers or banks.

The following table shows the high and low sales prices for our common stock as reported by the Nasdaq Global Select Market for the periods indicated and the quarterly and special cash dividends paid by us during those periods.

	High	Low	Dividend
2018
First Quarter	$37.50	$32.60	$0.22
Second Quarter	37.98	33.00	0.22
Third Quarter	38.47	32.98	0.24
Fourth Quarter	35.16	26.40	1.00

2017
First Quarter	$37.97	$30.65	$0.18
Second Quarter	36.05	30.42	0.18
Third Quarter	35.86	28.92	0.19
Fourth Quarter	38.08	33.75	0.19

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

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on our financial statements. Our bank’s ability to pay cash and stock dividends or repurchase equity securities is subject to limitations under various laws and regulations and to prudent and sound banking practices.

On January 11, 2018, our Board of Directors declared a cash dividend on our common stock in the amount of $0.22 per share that was paid on March 21, 2018 to shareholders of record as of March 9, 2018. On April 12, 2018, our Board of Directors declared a cash dividend on our common stock in the amount of $0.22 per share that was paid on June 20, 2018 to shareholders of record as of June 8, 2018. On July 12, 2018, our Board of Directors declared a cash dividend on our common stock in the amount of $0.24 per share that was paid on September 19, 2018 to shareholders of record as of September 7, 2018. On October 11, 2018, our Board of Directors declared a cash dividend on our common stock in the amount of $0.25 per share that was paid on December 19, 2018 to shareholders of record as of December 7, 2018. In addition, on October 11, 2018, our Board of Directors declared a special cash dividend on our common stock in the amount of $0.75 per share that was paid on December 19, 2018 to shareholders of record as of December 7, 2018.

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

On January 17, 2019, our Board of Directors declared a cash dividend on our common stock in the amount of $0.26 per share that will be paid on March 20, 2019 to shareholders of record as of March 8, 2019.

Issuer Purchases of Equity Securities

On January 30, 2015, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced a $15.0 million expansion of the stock repurchase plan. The shares may be repurchased from time to time in open market transactions at prevailing market prices or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of Mercantile’s stock, general market and economic conditions, Mercantile’s capital position, financial performance and alternative uses of capital, and applicable legal requirements. The program may be discontinued at any time.

During 2018, we purchased a total of 199,905 shares at a total price of $5.9 million, at an average price per share of $29.73. No shares were purchased under the authorized plan during 2017. Since inception through year-end 2018, we purchased a total of 1,156,324 shares at a total price of $25.4 million, at an average price per share of $22.00. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank. Repurchases made during the fourth quarter of 2018 are detailed in the table below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares or Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
October 1 – 31	12,952	$30.86	0	$15,106,000
November 1 – 30	54,326	32.13	0	13,360,000
December 1 – 31	132,627	28.63	0	9,563,000
Total	199,905	$29.73	0	$9,563,000

Shareholder Return Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock (based on the last reported sales price of the respective year) with the cumulative total return of the Nasdaq Composite Index and the SNL Bank Nasdaq Index from December 31, 2013 through December 31, 2018. The following is based on an investment of $100 on December 31, 2013 in our common stock, the Nasdaq Composite Index and the SNL Bank Nasdaq Index, with dividends reinvested where applicable.

Total Return Performance
250
200
150
100
50
Index Value
Mercantile Bank Corporation
NASDAQ Composite Index
SNL Bank NASDAQ Index
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Mercantile Bank Corporation	100.00	109.26	131.15	209.51	201.12	169.51
NASDAQ Composite	100.00	114.75	122.74	133.62	173.22	168.30
SNL Bank NASDAQ	100.00	103.57	111.80	155.02	163.20	137.56

Item 6.	Selected Financial Data.

The Selected Financial Data in this Annual Report is incorporated here by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis included in this Annual Report is incorporated here by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information under the heading “Market Risk Analysis” included in this Annual Report is incorporated here by reference.

Item 8.	Financial Statements and Supplementary Data.

The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm included in this Annual Report are incorporated here by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

As of December 31, 2018, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2018.

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. Refer to page F-32 for management’s report.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included in this Annual Report.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information presented under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance – Code of Ethics” in the definitive Proxy Statement of Mercantile for our May 23, 2019 Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission before April 30, 2019, is incorporated here by reference.

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

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2018, relating to compensation plans under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	18,900	$23.92	197,000	(2)

Equity compensation plans not approved by security holders	0	0	0

Total	18,900	$23.92	197,000

(1) Primarily includes Mercantile’s Stock Incentive Plan of 2016. Also, in conjunction with the merger with Firstbank, we issued Mercantile stock options in replacement of all outstanding stock option grants that had been issued to Firstbank employees under the Firstbank Corporation Stock Option and Restricted Stock Plan of 1997 and the Firstbank Corporation Stock Compensation Plan.

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

Reports of Independent Registered Public Accounting Firm dated March 4, 2019 – BDO USA, LLP

Consolidated Balance Sheets --- December 31, 2018 and 2017

Consolidated Statements of Income for each of the three years in the period ended December 31, 2018

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2018

Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2018

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2018

Notes to Consolidated Financial Statements

The Consolidated Financial Statements, the Notes to the Consolidated Financial Statements, and the Reports of Independent Registered Public Accounting Firm listed above are incorporated by reference in Item 8 of this report.

(2)  Financial Statement Schedules

Not applicable

(b)     Exhibits:

The Exhibit Index immediately preceding the Signatures Page hereto is incorporated by reference under this item.

(c)     Financial Statements Not Included In Annual Report

Not applicable

Item 16.	Form 10-K Summary

 None.

MERCANTILE BANK CORPORATION

FINANCIAL INFORMATION

December 31, 2018 and 2017

MERCANTILE BANK CORPORATION

FINANCIAL INFORMATION

December 31, 2018 and 2017

SELECTED FINANCIAL DATA

Consolidated Results of Operations:	2018	2017	2016	2015	2014(*)
	(Dollars in thousands except per share data)
Interest income	$141,981	$125,543	$118,457	$112,328	$89,118
Interest expense	21,899	15,795	12,590	11,154	11,340
Net interest income	120,082	109,748	105,867	101,174	77,778
Provision for loan losses	1,100	2,950	2,900	(1,000)	(3,000)
Noninterest income	19,010	19,001	21,038	16,038	10,028
Noninterest expense	86,170	79,716	77,118	79,381	65,610
Income before income tax expense	51,822	46,083	46,887	38,831	25,196
Income tax expense	9,798	14,809	14,974	11,811	7,865
Net income	$42,024	$31,274	$31,913	$27,020	$17,331

Consolidated Balance Sheet Data:

Total assets	$3,363,907	$3,286,704	$3,082,571	$2,903,556	$2,893,379
Cash and cash equivalents	75,354	200,101	183,596	89,891	172,738
Securities	353,388	346,780	336,086	354,559	446,611
Loans	2,753,085	2,558,552	2,378,620	2,277,727	2,089,277
Allowance for loan losses	22,380	19,501	17,961	15,681	20,041
Bank owned life insurance	69,647	68,689	67,198	58,971	57,861

Deposits	2,463,708	2,522,365	2,374,985	2,275,382	2,276,915
Securities sold under agreements to repurchase	103,519	118,748	131,710	154,771	167,569
Federal Home Loan Bank advances	350,000	220,000	175,000	68,000	54,022
Subordinated debentures	46,199	45,517	44,835	55,154	54,472
Shareholders’ equity	375,249	365,870	340,811	333,804	328,138

Consolidated Financial Ratios:

Return on average assets	1.28%	1.00%	1.07%	0.94%	0.76%
Return on average shareholders’ equity	11.33%	8.82%	9.35%	8.19%	6.91%
Average shareholders’ equity to average assets	11.33%	11.28%	11.42%	11.45%	11.05%

Nonperforming loans to total loans	0.15%	0.28%	0.25%	0.24%	1.41%
Allowance for loan losses to total originated loans	0.88%	0.88%	0.95%	0.94%	1.55%

Tier 1 leverage capital	11.41%	11.27%	11.17%	11.56%	11.15%
Common equity risk-based capital	10.41%	10.74%	10.88%	10.89%	NA
Tier 1 risk-based capital	11.80%	12.21%	12.47%	12.83%	13.57%
Total risk-based capital	12.50%	12.88%	13.13%	13.45%	14.43%

Per Common Share Data:

Net income:
Basic	$2.53	$1.90	$1.96	$1.63	$1.28
Diluted	2.53	1.90	1.96	1.62	1.28

Tangible book value per share at end of period	19.37	18.61	17.14	16.61	15.49
Dividends declared	1.68	0.74	1.16	0.58	2.48
Dividend payout ratio	65.44%	38.52%	58.70%	35.22%	141.16%

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

We complete a migration analysis quarterly to assist us in determining appropriate reserve allocation factors for non-impaired loans. Our migration takes into account various time periods; however, at year-end 2018 we placed most weight on the period starting December 31, 2010 through December 31, 2018. We believe this period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general market consensus of economic conditions in the near future.

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

Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. A more frequent assessment is performed should events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We may elect to perform a qualitative assessment for the annual impairment test. If the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, then we would be required to perform a quantitative test for goodwill impairment. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. In 2017 and 2018, we elected to perform a qualitative assessment for our annual impairment test and concluded it is more likely than not our fair value was greater than its carrying amount; therefore, no further testing was required. Our qualitative assessment considered factors such as macroeconomic conditions, market conditions specifically related to the banking industry and our overall financial condition and results of operations.

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

FINANCIAL OVERVIEW

We recorded net income of $42.0 million, or $2.53 per diluted share, for 2018. For 2017, we recorded net income of $31.3 million, or $1.90 per diluted share. Net income for 2018 benefited from a reduction in the corporate federal income tax rate, which was lowered from 35% to 21% effective January 1, 2018 due to the enactment of the Tax Cuts and Jobs Act. Our effective tax rate was approximately 19% in 2018, compared to about 32% during 2017.

The overall quality of our loan portfolio remains strong, with nonperforming loans equaling only 0.15% of total loans as of December 31, 2018. Gross loan charge-offs during 2018 totaled $1.5 million, while recoveries of prior period loan charge-offs totaled $3.3 million, providing for net loan recoveries of $1.8 million, or 0.07% of average total loans. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries. Accruing loans past due 30 to 89 days remain very low.

New commercial term loan originations totaled approximately $508 million in 2018, similar to the $529 million, $549 million and $532 million we booked during 2017, 2016 and 2015, respectively. We also experienced net increases in commercial lines of credit during the past four years, in large part reflecting lines that are part of new commercial lending relationships established during recent quarterly periods. Net loan growth equaled $195 million during 2018, compared to $180 million, $101 million and $188 million during 2017, 2016 and 2015, respectively, with all years reflecting the impact of scheduled monthly payments as well as expected and unexpected commercial loan payoffs. During 2018, total commercial loans grew $157 million, or 7.1%, primarily reflecting growth in the commercial and industrial, commercial real estate owner occupied and commercial real estate non-owner occupied segments. The new loan pipeline remains strong, and at year-end 2018, we had $170 million in unfunded loan commitments on commercial construction and development projects that are in the construction phase. We believe our loan portfolio is well diversified, with commercial and industrial loans comprising 30%, commercial real estate non-owner occupied loans comprising 30%, commercial real estate owner occupied loans comprising 20% and residential mortgage and consumer loans aggregating 14% of total loans as of December 31, 2018. As a percent of total commercial loans, commercial and industrial loans and commercial real estate owner occupied loans combined equaled 58% at both year-end 2018 and 2017.

Our funding structure is also well diversified. As of December 31, 2018, noninterest-bearing checking accounts comprised 30% of total funds, interest-bearing checking and securities sold under agreements to repurchase (“sweep accounts”) combined for 15%, savings and money market deposit accounts aggregated to 26% and local time deposits accounted for 13%. Wholesale funds, comprised of brokered deposits and Federal Home Loan Bank of Indianapolis (“FHLBI”) advances, represented 16% of total funds.

FINANCIAL CONDITION

Our total assets increased $77.2 million during 2018, and totaled $3.36 billion as of December 31, 2018. Total loans increased $195 million and securities available for sale were up $1.6 million, while interest-earning deposits declined $134 million. Total deposits decreased $58.7 million and sweep accounts were down $15.2 million, while FHLBI advances were up $130 million. In large part, net loan growth was funded with excess funds that were maintained with the Federal Reserve Bank of Chicago and new advances from the FHLBI.

Earning Assets

Average earning assets equaled 93.0% of average total assets during 2018, similar to the 92.8% during 2017. The loan portfolio continued to comprise a majority and increasing level of earning assets, followed by securities and interest-earning deposits. Average total loans equaled 86.4% of average earning assets during 2018, compared to 85.2% in 2017, while securities and other interest-earning assets combined comprised 13.6% of average earning assets during 2018, compared to 14.8% in 2017. We anticipate the level of earning assets to total assets to remain relatively stable at approximately 93%.

Our loan portfolio has historically been primarily comprised of commercial loans. Commercial loans increased $157 million during 2018, and at December 31, 2018 totaled $2.36 billion, or 85.7% of the loan portfolio. As of December 31, 2017, the commercial loan portfolio comprised 86.1% of total loans. Commercial and industrial loans were up $69.0 million, owner occupied commercial real estate (“CRE”) loans increased $22.3 million, non-owner occupied CRE loans increased $24.6 million, multi-family and residential rental loans grew $25.7 million and vacant land, land development and residential construction loans were up $15.0 million. As a percent of total commercial loans, commercial and industrial loans and owner occupied CRE loans combined equaled 58.1% as of December 31, 2018 and December 31, 2017.

We are pleased with the $2.12 billion in new commercial term loan fundings over the past four years, and our current commercial loan pipeline reports indicate continued strong commercial loan funding opportunities in future periods. Also, as of December 31, 2018, availability on existing construction and development loans totaled $170 million, with most of those commitments expected to be drawn during 2019. Further, we have made additional lending commitments totaling $102 million, a majority of which we expect to be accepted and funded over the next 12 to 18 months. Our commercial loan officers also report significant additional opportunities they are currently discussing with existing borrowers and potential new customers.

We continue to experience commercial loan principal paydowns and payoffs. While a portion of the principal paydowns and payoffs received have been welcomed, such as on stressed lending relationships, we have also experienced instances where well-performing relationships have been refinanced at other financial institutions or non-bank companies, and other situations where the borrower has sold the underlying asset. In many of those cases where the loans have been refinanced elsewhere, we believed the terms and conditions of the new lending arrangements were too aggressive, generally reflecting the very competitive banking environment in our markets. We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship, as well as concentration limits we have established within our commercial loan portfolio. Usage of existing commercial lines of credit has remained relatively steady.

Residential mortgage loans increased $53.0 million during 2018, totaling $308 million or 11.2% of total loans, at December 31, 2018. We originated $214 million in residential mortgage loans during 2018, compared to $223 million in 2017. Notwithstanding a shortage of inventory of homes listed for sale throughout our markets, the volume of mortgage loans originated for the purchase of homes in 2018 increased by almost 6% when compared to 2017. However, due to increased mortgage interest rates, the volume of mortgage loans for refinance activities declined by over 19% in 2018 when compared to 2017. We sold $96.4 million of the residential mortgage loans originated in 2018, or about 45%, generally comprised of longer-term fixed rate mortgage loans. The remaining $118 million was added to our balance sheet, in large part comprised of adjustable rate residential mortgage loans. We are pleased with the success of our strategic initiative to grow our residential mortgage banking operation over the past several years, and generally expect origination volume to increase in future periods. We expect to sell 45% to 50% of the new residential mortgage loan originations in 2019, with a vast majority of the loans added to our balance sheet to be comprised of adjustable rate mortgage loans. Other consumer-related loans declined $15.0 million during 2018, and at December 31, 2018 totaled $85.4 million, or 3.1% of the loan portfolio. Other consumer-related loans equaled 3.9% of total loans as of December 31, 2017. We expect this loan portfolio segment to decline in future periods as scheduled principal payments exceed origination volumes.

The following table summarizes our loan portfolio:

	12/31/18	12/31/17	12/31/16	12/31/15	12/31/14
Commercial:
Commercial & Industrial	$822,723,000	$753,764,000	$713,903,000	$696,303,000	$550,629,000
Land Development & Construction	44,885,000	29,873,000	34,828,000	45,120,000	51,977,000
Owner Occupied Commercial Real Estate	548,619,000	526,328,000	450,464,000	445,919,000	430,406,000
Non-Owner Occupied Commercial Real Estate	816,282,000	791,685,000	748,269,000	644,351,000	559,594,000
Multi-Family & Residential Rental	127,597,000	101,918,000	117,883,000	115,003,000	122,772,000
Total Commercial	2,360,106,000	2,203,568,000	2,065,347,000	1,946,696,000	1,715,378,000

Retail:
1-4 Family Mortgages	307,540,000	254,559,000	195,226,000	190,385,000	214,695,000
Home Equity & Other Consumer Loans	85,439,000	100,425,000	118,047,000	140,646,000	159,204,000
Total Retail	392,979,000	354,984,000	313,273,000	331,031,000	373,899,000

Total Loans	$2,753,085,000	$2,558,552,000	$2,378,620,000	$2,277,727,000	$2,089,277,000

The following table presents total loans outstanding as of December 31, 2018, according to scheduled repayments of principal on fixed rate loans and repricing frequency on variable rate loans. Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

	Less Than	One Through	More Than
	One Year	Five Years	Five Years	Total

Construction and land development	$156,796,000	$19,268,000	$31,099,000	$207,163,000
Real estate - residential properties	73,486,000	140,496,000	164,743,000	378,725,000
Real estate - multi-family properties	26,021,000	43,831,000	2,101,000	71,953,000
Real estate - commercial properties	492,703,000	544,068,000	215,984,000	1,252,755,000
Commercial and industrial	624,610,000	161,928,000	27,450,000	813,988,000
Consumer	4,092,000	20,899,000	3,510,000	28,501,000
Total loans	$1,377,708,000	$930,490,000	$444,887,000	$2,753,085,000

Fixed rate loans	$68,791,000	$852,098,000	$330,134,000	$1,251,023,000
Floating rate loans	1,308,917,000	78,392,000	114,753,000	1,502,062,000
Total loans	$1,377,708,000	$930,490,000	$444,887,000	$2,753,085,000

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

Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest and foreclosed properties, totaled $5.0 million (0.2% of total assets) as of December 31, 2018, compared to $9.4 million (0.3% of total assets) as of December 31, 2017. The volume of nonperforming assets has generally been on a steady trend over the past several years. One commercial loan relationship, which was placed on nonaccrual during late 2014, accounted for approximately 70% of total nonperforming assets at year-end 2014. This relationship was resolved during mid-2015. Given the low level of nonperforming loans and accruing loans 30 to 89 days delinquent, combined with a steady level of watch list credits and what we believe are strong credit administration practices, we are pleased with the overall quality of the loan portfolio.

The following tables provide a breakdown of nonperforming assets by property type:

NONPERFORMING LOANS

	12/31/18	12/31/17	12/31/16	12/31/15	12/31/14
Residential Real Estate:
Land Development	$0	$0	$16,000	$23,000	$84,000
Construction	0	0	0	0	0
Owner Occupied / Rental	3,157,000	3,381,000	2,739,000	2,917,000	4,229,000
	3,157,000	3,381,000	2,755,000	2,940,000	4,313,000

Commercial Real Estate:
Land Development	0	35,000	95,000	155,000	209,000
Construction	0	0	0	0	0
Owner Occupied	950,000	2,241,000	285,000	2,131,000	18,091,000
Non-Owner Occupied	0	0	488,000	108,000	378,000
	950,000	2,276,000	868,000	2,394,000	18,678,000

Non-Real Estate:
Commercial Assets	17,000	1,444,000	2,293,000	69,000	6,401,000
Consumer Assets	17,000	42,000	23,000	41,000	42,000
	34,000	1,486,000	2,316,000	110,000	6,443,000

Total	$4,141,000	$7,143,000	$5,939,000	$5,444,000	$29,434,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	12/31/18	12/31/17	12/31/16	12/31/15	12/31/14
Residential Real Estate:
Land Development	$0	$0	$0	$0	$329,000
Construction	0	0	0	0	0
Owner Occupied / Rental	398,000	193,000	144,000	598,000	722,000
	398,000	193,000	144,000	598,000	1,051,000

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	413,000	2,031,000	325,000	612,000	247,000
Non-Owner Occupied	0	36,000	0	83,000	697,000
	413,000	2,067,000	325,000	695,000	944,000

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$811,000	$2,260,000	$469,000	$1,293,000	$1,995,000

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	2018	2017	2016	2015	2014

Beginning balance	$7,143,000	$5,939,000	$5,444,000	$29,434,000	$6,718,000
Additions, net of transfers to other real estate owned	2,909,000	7,604,000	5,655,000	4,543,000	25,871,000
Returns to performing status	(175,000)	(232,000)	(13,000)	(48,000)	(779,000)
Principal payments	(5,028,000)	(4,234,000)	(4,166,000)	(23,641,000)	(2,063,000)
Loan charge-offs	(708,000)	(1,934,000)	(981,000)	(4,844,000)	(313,000)

Total	$4,141,000	$7,143,000	$5,939,000	$5,444,000	$29,434,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	2018	2017	2016	2015	2014

Beginning balance	$2,260,000	$469,000	$1,293,000	$1,995,000	$2,851,000
Additions	1,114,000	4,401,000	725,000	2,186,000	2,593,000
Sale proceeds	(2,380,000)	(677,000)	(1,428,000)	(2,377,000)	(3,183,000)
Valuation write-downs	(183,000)	(1,933,000)	(121,000)	(511,000)	(266,000)

Total	$811,000	$2,260,000	$469,000	$1,293,000	$1,995,000

Gross loan charge-offs equaled $1.5 million during 2018, while recoveries of prior period charge-offs totaled $3.3 million. Resulting net loan recoveries equaled $1.8 million, or 0.07% of average total loans. Gross loan charge-offs equaled $3.2 million during 2017, while recoveries of prior period charge-offs totaled $1.8 million. Resulting net loan charge-offs equaled $1.4 million, or only 0.06% of average total loans. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of recoveries.

The following table summarizes changes in the allowance for originated loan losses for the past five years:

	2018	2017	2016	2015	2014

Originated loans outstanding at year-end	$2,452,446,000	$2,169,957,000	$1,884,548,000	$1,616,587,000	$1,246,116,000

Daily average balance of originated loans outstanding during the year	$2,295,251,000	$2,054,809,000	$1,784,978,000	$1,428,150,000	$1,141,682,000

Balance of allowance for originated loans at beginning of year	$19,133,000	$17,868,000	$15,233,000	$19,299,000	$22,821,000

Originated loans charged-off:
Commercial, financial and agricultural	(367,000)	(2,272,000)	(980,000)	(4,910,000)	(840,000)
Construction and land development	(61,000)	(20,000)	0	(4,000)	(36,000)
Residential real estate	(551,000)	(687,000)	(809,000)	(1,053,000)	(484,000)
Instalment loans to individuals	(210,000)	(204,000)	(344,000)	(228,000)	(70,000)
Total charge-offs	(1,189,000)	(3,183,000)	(2,133,000)	(6,195,000)	(1,430,000)

Recoveries of previously charged-off originated loans:
Commercial, financial and agricultural	1,757,000	1,445,000	754,000	2,535,000	1,117,000
Construction and land development	832,000	129,000	334,000	122,000	180,000
Residential real estate	531,000	131,000	522,000	122,000	404,000
Instalment loans to individuals	90,000	102,000	60,000	51,000	0
Total recoveries	3,210,000	1,807,000	1,670,000	2,830,000	1,701,000

Net loan (charge-offs) recoveries	2,021,000	(1,376,000)	(463,000)	(3,365,000)	271,000

Provision for loan losses for originated loans	400,000	2,641,000	3,098,000	(701,000)	(3,793,000)

Balance of allowance for originated loans at end of year	$21,554,000	$19,133,000	$17,868,000	$15,233,000	$19,299,000

Ratio of net loan (charge-offs) recoveries to average loans outstanding during the year	0.09%	(0.07% )	(0.03% )	(0.24% )	0.02%

Ratio of allowance to originated loans outstanding at year-end	0.88%	0.88%	0.95%	0.94%	1.55%

The following table illustrates the breakdown of the allowance for originated loans balance by loan type (dollars in thousands) and of the total originated loan portfolio (in percentages):

	12/31/2018		12/31/2017		12/31/2016		12/31/2015		12/31/2014
	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio

Commercial, financial and agricultural	$19,228	86.7%	$15,616	77.8%	$15,035	85.8%	$12,017	80.7%	$16,112	82.8%
Construction and land development	270	2.0	1,260	7.6	991	6.0	1,655	10.9	1,012	8.8
Residential real estate	1,778	10.0	1,758	13.3	1,374	6.4	1,235	6.4	1,974	7.2
Instalment loans to individuals	234	1.3	406	1.3	508	1.8	186	2.0	125	1.2
Unallocated	44	0.0	93	0.0	(40)	0.0	140	0.0	76	0.0
Total	$21,554	100.0%	$19,133	100.0%	$17,868	100.0%	$15,233	100.0%	$19,299	100.0%

The following table depicts the ratio of our allowance to nonperforming loans:

	12/31/18	12/31/17	12/31/16	12/31/15	12/31/14

Ratio of allowance to nonperforming loans	540.4%	273.0%	302.4%	288.0%	68.1%

The relatively low level of the ratio of our allowance to nonperforming loans during 2014 primarily reflects one distressed commercial loan relationship that was placed into nonaccrual status in late 2014 but resolved during mid-2015.

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

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired loans. Our migration takes into account various time periods; however, at year-end 2018 we placed most weight on the period starting December 31, 2010 through December 31, 2018. We believe this period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general market consensus of economic conditions in the near future.

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

The allowance for originated loans equaled $21.6 million as of December 31, 2018, or 0.9% of total originated loans outstanding. The allowance for originated loans equaled 0.9% of total loans at year-end 2017. The allowance for acquired loans equaled $0.8 million as of December 31, 2018, compared to $0.4 million at year-end 2017. As of December 31, 2018, the allowance for originated loans was comprised of $20.9 million in general reserves relating to non-impaired loans, $0.1 million in specific reserve allocations relating to nonaccrual loans, and $0.6 million in specific allocations on other loans, primarily accruing loans designated as troubled debt restructurings.

Although we believe the allowance is adequate to absorb losses as they arise, there can be no assurance that we will not sustain losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Troubled debt restructurings totaled $19.5 million at December 31, 2018, consisting of $0.2 million that are on nonaccrual status and $19.3 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, is not included in our nonperforming loan totals. Impaired loans with an aggregate carrying value of $0.3 million as of December 31, 2018 had been subject to previous partial charge-offs aggregating $0.5 million. Those partial charge-offs were recorded as follows: less than $0.1 million in 2018, 2017, 2016 and 2013, $0.1 million in 2015 and $0.4 million in 2011. As of December 31, 2018, specific reserves allocated to impaired loans that had been subject to a previous partial charge-off totaled less than $0.1 million.

The following table provides a breakdown of our loans categorized as troubled debt restructurings:

	12/31/18	12/31/17	12/31/16	12/31/15	12/31/14

Performing	$19,223,000	$6,128,000	$12,480,000	$19,336,000	$24,001,000
Nonperforming	229,000	2,434,000	1,132,000	2,358,000	26,433,000

Total	$19,452,000	$8,562,000	$13,612,000	$21,694,000	$50,434,000

Securities available for sale increased $1.6 million during 2018, totaling $337 million as of December 31, 2018. The securities portfolio equaled 10.9% of average earning assets during 2018, compared to 11.3% during 2017. During 2018, purchases of U.S. Government agency bonds totaled $29.3 million, U.S. Government agency issued or guaranteed mortgage-backed securities aggregated $15.0 million and municipal bonds totaled $4.4 million. Proceeds from matured and called U.S. Government agency and municipal bonds during 2018 totaled $9.3 million and $21.7 million, respectively, with another $9.4 million from principal paydowns on mortgage-backed securities. No bonds were sold during 2018. At December 31, 2018, the securities portfolio was primarily comprised of U.S. Government agency bonds (56%), municipal bonds (31%) and U.S. Government agency issued or guaranteed mortgage-backed securities (13%). All of our securities are currently designated as available for sale, and therefore are stated at fair value. The fair value of securities designated as available for sale at December 31, 2018 totaled $337 million, including a net unrealized loss of $10.4 million. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function.

The following table reflects the composition of the securities portfolio:

	12/31/18		12/31/17		12/31/16
	Carrying		Carrying		Carrying
	Value	Percent	Value	Percent	Value	Percent

U.S. Government agency debt obligations	$187,077,000	55.5%	$169,700,000	50.5%	$152,040,000	46.3%

Mortgage-backed securities	43,658,000	12.9	38,792,000	11.6	47,392,000	14.5

Municipal general obligations	102,497,000	30.4	121,293,000	36.1	119,047,000	36.3

Municipal revenue bonds	3,634,000	1.1	3,978,000	1.2	7,631,000	2.3

Other investments	500,000	0.1	1,981,000	0.6	1,950,000	0.6

Totals	$337,366,000	100.0%	$335,744,000	100.0%	$328,060,000	100.0%

FHLBI stock totaled $16.0 million as of December 31, 2018, compared to $11.0 million as of December 31, 2017. The $5.0 million increase reflects stock purchases to support the increased level of FHLBI advances during 2018. Our investment in FHLBI stock is necessary to engage in their advance and other financing programs. We continue to receive regular quarterly cash dividends, and we expect a cash dividend will continue in future quarterly periods.

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

The following table shows by class of maturities as of December 31, 2018, the amounts and weighted average yields (on a fully taxable-equivalent basis) of investment securities:

	Carrying	Average
	Value	Yield
Obligations of U.S. Government agencies:
One year or less	$8,464,000	1.65%
Over one through five years	16,913,000	1.81
Over five through ten years	64,464,000	2.44
Over ten years	97,236,000	3.09
	187,077,000	2.69
Obligations of states and political subdivisions:
One year or less	18,760,000	2.00
Over one through five years	32,672,000	2.60
Over five through ten years	40,481,000	2.93
Over ten years	14,218,000	3.39
	106,131,000	2.72

Mortgage-backed securities	43,658,000	2.76
Other investments	500,000	5.37

Totals	$337,366,000	2.71%

Other interest-earning assets, primarily consisting of excess funds deposited with the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate sensitivity. The average balance of these funds equaled 2.3% of average earning assets during 2018, compared to 3.1% during 2017. We anticipate the level of these earning assets to average approximately 2% of average earning assets in future periods.

Non-Earning Assets

Cash and due from bank balances averaged 1.5% of total assets during 2018, with no significant changes expected in future periods. Net premises and fixed assets equaled $48.3 million as of December 31, 2018, or 1.4% of total assets. Net purchases during 2018 totaled $6.3 million, while depreciation expense aggregated to $3.6 million. Foreclosed and repossessed assets totaled $0.8 million at December 31, 2018, compared to $2.3 million at December 31, 2017; the $1.5 million decline during 2018 primarily reflects the sale of a bank-owned parcel of real estate that was no longer being considered for use as a bank facility that had been transferred from fixed assets to other real estate owned during 2017. While we expect further transfers from loans to foreclosed and repossessed assets in future periods reflecting our collection efforts on certain impaired lending relationships, we believe the strong quality of our loan portfolio will limit any overall increase in, and average balance of, this nonperforming asset category.

Source of Funds

Total deposits decreased $58.7 million during 2018, totaling $2.46 billion as of December 31, 2018. Out-of-area deposits increased $10.6 million during 2018, and equaled 4.6% of total deposits at year-end 2018, compared to 4.1% as of December 31, 2017. FHLBI advances increased $130 million during 2018, totaling $350 million as of December 31, 2018.

Noninterest-bearing checking accounts increased $23.4 million during 2018, generally due to deposit account openings as part of recently established commercial lending relationships and transfers from sweep accounts to new noninterest-bearing checking accounts. Interest-bearing checking accounts decreased $48.7 million and savings deposits declined $10.5 million, in part due to individuals using deposited funds for investments and various expenditures. Money market deposit accounts increased $7.2 million during 2018, while local time deposits under $100,000 increased $7.8 million. Local time deposits $100,000 and over declined $48.5 million, primarily reflecting the managed reduction of public unit time deposits given the strong competitive environment and resulting relatively high deposit rates.

Sweep accounts decreased $15.2 million during 2018, totaling $104 million as of December 31, 2018. The decline primarily reflects certain customers transferring funds from the sweep product to noninterest-bearing checking accounts. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts to overnight interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. All of our repurchase agreements are accounted for as secured borrowings.

FHLBI advances increased $130 million during 2018, totaling $350 million as of December 31, 2018. FHLBI advances are primarily used to assist in funding loan demand, as well as playing an integral role in our interest rate risk management program. FHLBI advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio. Our borrowing line of credit at year-end 2018 totaled $739 million, with availability of $383 million.

Shareholders’ equity increased $9.4 million during 2018, totaling $375 million as of December 31, 2018. Positively impacting shareholders’ equity was net income of $42.0 million, while negatively affecting shareholders’ equity were cash dividends on our common stock totaling $27.5 million. Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by a total of $4.2 million. Share repurchases reduced shareholders’ equity by $5.9 million during 2018. Negatively impacting shareholders’ equity during 2018 was a $3.4 million after-tax decline in the market value of available for sale securities.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

Summary

We recorded net income of $42.0 million, or $2.53 per basic and diluted share, for 2018, compared to net income of $31.3 million, or $1.90 per basic and diluted share, for 2017. Our earnings performance in 2018 benefited from increased net interest income, lower provision expense, and decreased federal income tax expense, which more than offset increased noninterest expense. The improved net interest income resulted from an increased net interest margin and a higher level of average earning assets. The decreased provision expense mainly reflects the positive impact of net loan recoveries being recorded during the current year. The lower level of federal income tax expense depicts a reduction in our federal corporate income tax rate, which was lowered from 35.0% to 21.0% on January 1, 2018, as a result of the enactment of the Tax Cuts and Jobs Act. The increased noninterest expense was primarily attributable to higher salary costs, mainly reflecting annual employee merit pay increases, higher stock-based compensation, and a one-time pay increase for all hourly employees. Growth in several of our primary noninterest income revenue streams, including credit and debit card interchange fees, treasury management income, and payroll processing revenue, also contributed to the improved earnings performance.

The following table shows some of the key performance and equity ratios for the years ended December 31, 2018 and 2017:

	2018	2017
Return on average assets	1.28%	1.00%
Return on average shareholders’ equity	11.33%	8.82%
Average shareholders’ equity to average assets	11.33%	11.28%

Net Interest Income

Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. Interest income (adjusted for tax-exempt income) and interest expense totaled $142 million and $21.9 million during 2018, respectively, providing for net interest income of $120 million. During 2017, interest income and interest expense equaled $126 million and $15.8 million, respectively, providing for net interest income of $111 million.

In comparing 2018 with 2017, interest income increased 12.6%, interest expense was up 38.6%, and net interest income increased 8.9%. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types and levels of assets and liabilities, the interest rate environment, interest rate risk, asset quality, liquidity, and customer behavior also impact net interest income as well as the net interest margin.

The $9.8 million increase in net interest income in 2018 compared to 2017 resulted from a higher net interest margin and an increased level of average earning assets. During 2018, the net interest margin equaled 3.96%, up from 3.79% during 2017 due to an increased yield on average earning assets, which more than offset a higher cost of funds. The improved yield on average earning assets mainly resulted from an increased yield on commercial loans, primarily reflecting higher interest rates on variable-rate loans stemming from the Federal Open Market Committee (“FOMC”) raising the targeted federal funds rate by 25 basis points on four occasions during 2018 and three occasions during 2017. The higher cost of funds primarily resulted from increased costs of certain non-time deposits, time deposits, and borrowed funds. During 2018, earning assets averaged $3.04 billion, or $127 million higher than average earning assets during 2017. Average loans increased $145 million, average interest-earning deposits decreased $21.4 million, and average securities increased $3.1 million.

The following table depicts the average balance, interest earned and paid, and weighted average rate of our assets, liabilities and shareholders’ equity during 2018, 2017 and 2016. The subsequent table also depicts the dollar amount of change in interest income and interest expense of interest-earning assets and interest-bearing liabilities, respectively, segregated between change due to volume and change due to rate. For tax-exempt investment securities, interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 21.0% in 2018 and 35.0% in both 2017 and 2016. Securities interest income was increased by $0.3 million in 2018 and $0.8 million in both 2017 and 2016 for this non-GAAP, but industry standard, adjustment. This adjustment equated to a one basis point increase in our net interest margin during 2018 and a three basis point increase in our net interest margin during both 2017 and 2016.

(Dollars in thousands)	Years ended December 31,
	2 0 1 8			2 0 1 7			2 0 1 6
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Taxable securities	$233,372	$6,736	2.89%	$224,786	$5,326	2.37%	$224,297	$6,842	3.05%
Tax-exempt securities	110,514	2,509	2.27	115,984	3,103	2.68	115,875	2,932	2.53
Total securities	343,886	9,245	2.69	340,770	8,429	2.47	340,172	9,774	2.87

Loans	2,628,906	131,763	5.01	2,483,440	116,816	4.70	2,345,308	109,049	4.65
Interest-earning deposits	69,559	1,243	1.79	90,925	1,096	1.21	77,852	401	0.51
Federal funds sold	0	0	0.00	0	0	0.00	11	<1	0.25
Total earning assets	3,042,351	142,251	4.68	2,915,135	126,341	4.33	2,763,343	119,224	4.31

Allowance for loan losses	(21,173)			(18,949)			(16,895)
Cash and due from banks	48,207			48,061			45,890
Other non-earning assets	203,252			198,426			195,446

Total assets	$3,272,637			$3,142,673			$2,987,784

Interest-bearing demand deposits	$359,371	$552	0.15%	$377,933	$507	0.13%	$360,180	$336	0.09%
Savings deposits	320,387	381	0.12	341,175	351	0.10	340,076	296	0.09
Money market accounts	474,651	5,322	1.12	354,145	2,122	0.60	290,528	360	0.12
Time deposits	478,741	7,614	1.59	516,525	6,382	1.24	577,062	6,557	1.14
Total interest-bearing deposits	1,633,150	13,869	0.85	1,589,778	9,362	0.59	1,567,846	7,549	0.48

Short-term borrowings	102,076	273	0.27	116,615	190	0.16	149,079	211	0.14
Federal Home Loan Bank advances	239,068	4,647	1.94	217,849	3,657	1.68	149,344	2,263	1.51
Other borrowings	49,048	3,110	6.34	48,453	2,586	5.34	48,711	2,567	5.27
Total interest-bearing liabilities	2,023,342	21,899	1.08	1,972,695	15,795	0.80	1,914,980	12,590	0.66

Demand deposits	863,384			802,024			715,550
Other liabilities	15,115			13,506			15,914
Total liabilities	2,901,841			2,788,225			2,646,444
Average equity	370,796			354,448			341,340
Total liabilities and equity	$3,272,637			$3,142,673			$2,987,784

Net interest income		$120,352			$110,546			$106,634
Rate spread			3.60%			3.53%			3.65%
Net interest margin			3.96%			3.79%			3.86%

	Years ended December 31,
	2018 over 2017			2017 over 2016
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income
Taxable securities	$1,410,000	$210,000	$1,200,000	$(1,516,000)	$15,000	$(1,531,000)
Tax exempt securities	(594,000)	(141,000)	(453,000)	171,000	3,000	168,000
Loans	14,947,000	7,054,000	7,893,000	7,767,000	6,485,000	1,282,000
Interest-earning deposit balances	147,000	(298,000)	445,000	695,000	77,000	618,000
Federal funds sold	0	0	0	0	0	0
Net change in tax-equivalent interest income	15,910,000	6,825,000	9,085,000	7,117,000	6,580,000	537,000

Increase (decrease) in interest expense
Interest-bearing demand deposits	45,000	(26,000)	71,000	171,000	17,000	154,000
Savings deposits	30,000	(22,000)	52,000	55,000	1,000	54,000
Money market accounts	3,200,000	899,000	2,301,000	1,762,000	95,000	1,667,000
Time deposits	1,232,000	(494,000)	1,726,000	(175,000)	(721,000)	546,000
Short-term borrowings	83,000	(26,000)	109,000	(21,000)	(50,000)	29,000
Federal Home Loan Bank advances	990,000	378,000	612,000	1,394,000	1,129,000	265,000
Other borrowings	524,000	32,000	492,000	19,000	(14,000)	33,000
Net change in interest expense	6,104,000	741,000	5,363,000	3,205,000	457,000	2,748,000
Net change in tax-equivalent net interest income	$9,806,000	$6,084,000	$3,722,000	$3,912,000	$6,123,000	$(2,211,000)

Interest income is primarily generated from the loan portfolio, and to a significantly lesser degree, from securities and other interest-earning assets. Interest income increased $15.9 million during 2018 from that earned in 2017, totaling $142 million in 2018 compared to $126 million in the previous year. The increase in interest income is attributable to a higher yield on average earning assets and an increased level of average earning assets. During 2018 and 2017, earning assets had an average yield (tax equivalent-adjusted basis) of 4.68% and 4.33%, respectively. The improved yield on average earning assets mainly resulted from an increased yield on commercial loans, primarily reflecting higher interest rates on variable-rate loans stemming from the previously-mentioned FOMC rate hikes. A change in earning asset mix and higher yields on securities and interest-earning deposit balances also contributed to the increased yield on average earning assets. The change in earning asset mix mainly reflects loan growth and a reduction in interest-earning deposit balances. On average, higher-yielding loans represented 86.4% of earning assets during 2018, up from 85.2% during 2017, while lower-yielding interest-earning deposit balances represented 2.3% of earning assets during 2018, down from 3.1% during 2017. The increased yields on securities and interest-earning deposit balances primarily reflect the rising interest rate environment.

Interest income generated from the loan portfolio increased $14.9 million in 2018 compared to the level earned in 2017; an increase in loan yield from 4.70% in 2017 to 5.01% in 2018 resulted in a $7.9 million increase in interest income, while growth in the loan portfolio during 2018 resulted in a $7.0 million increase in interest income. The higher yield on loans mainly resulted from an increased yield on commercial loans, which more than offset a decreased yield on residential mortgage loans. The yield on commercial loans equaled 5.11% during 2018, up from 4.70% during 2017 primarily due to the FOMC rate hikes in 2017 and 2018. The decline in the yield on residential mortgage loans from 4.70% during 2017 to 4.32% during 2018 primarily reflected the booking of adjustable-rate mortgages with initial rates that were generally lower than the existing portfolio’s average rate. Interest income related to purchased loan accounting entries totaled $4.0 million in 2018, compared to $4.6 million in 2017.

Interest income generated from the securities portfolio increased $0.8 million in 2018 compared to the level earned in 2017; an increase in the yield on securities from 2.47% during 2017 to 2.69% during 2018 resulted in a $0.7 million increase in interest income, while an increase in the average balance of the securities portfolio resulted in an increase in interest income of $0.1 million. Proceeds from called and matured securities were reinvested into similar securities and additional securities were purchased to keep the securities portfolio at a desired level; the purchased securities’ coupon rates were generally higher than the existing portfolio’s average rate, reflecting the rising interest rate environment. Interest income on interest-earning deposit balances increased $0.1 million due to an increased yield.

Interest expense is primarily generated from interest-bearing deposits, and to a lesser degree, from borrowed funds. Interest expense increased $6.1 million during 2018 from that expensed in 2017, totaling $21.9 million in 2018 compared to $15.8 million in the previous year. The increase in interest expense resulted from a higher cost of funds and an increase in interest-bearing liabilities. During 2018 and 2017, interest-bearing liabilities had a weighted average rate of 1.08% and 0.80%, respectively; an increase in interest expense of $5.4 million was recorded during 2018 due to the higher cost of funds. The higher weighted average cost of interest-bearing liabilities mainly resulted from increased costs of certain interest-bearing non-time deposits, time deposits, and borrowed funds. The cost of interest-bearing non-time deposit accounts increased from 0.28% during 2017 to 0.54% during 2018, primarily reflecting increased rates on certain account categories in response to the increasing interest rate environment; the increased cost also reflects a large depositor transferring funds from time deposits into a money market account product at rates higher than the average rate on the money market product at the time of transfer and the offering of a high balance money market account product with a higher rate, both of which occurred during the second quarter of 2017. The cost of time deposits increased from 1.24% during 2017 to 1.59% during 2018 due to higher rates being paid on each category of time deposits, reflecting the rising interest rate environment. The cost of borrowed funds increased from 1.68% during 2017 to 2.06% during 2018, mainly reflecting higher costs of FHLBI advances and subordinated debentures and a change in borrowing mix. The cost of FHLBI advances increased from 1.68% during 2017 to 1.94% during 2018; longer-term advances totaling $240 million were obtained during the last ten months of 2017 and first nine months of 2018 to meet loan funding and interest rate risk management needs. The cost of subordinated debentures was 6.54% during 2018, up from 5.53% during 2017 due to increased Libor rates stemming from the rising interest rate environment.    Average higher-costing FHLBI advances represented 61.3% of average borrowed funds during 2018, up from 56.9% during 2017, while average lower-costing sweep accounts represented 25.9% and 30.4% of average borrowed funds during 2018 and 2017, respectively. Average interest-bearing liabilities were $2.02 billion during 2018, up $50.6 million, or 2.6%, from the $1.97 billion average during 2017.

An increase in interest-bearing non-time deposits during 2018, totaling $81.2 million, equated to an increase in interest expense of $0.9 million, while a higher average rate paid on these deposit accounts resulted in a $2.4 million increase in interest expense. A $1.7 million increase in interest expense resulted from a higher average rate paid on time deposits. Average time deposits decreased $37.8 million during 2018, reflecting a decline in public unit certificates of deposit $100,000 and over and the aforementioned transfer of funds into a money market account product; the decreased balance equated to a decline in interest expense of $0.5 million.

Average short-term borrowings, comprised almost entirely of sweep accounts, declined $14.5 million during 2018, resulting in a decrease in interest expense of less than $0.1 million, while a higher average rate paid on these accounts resulted in a $0.1 million increase in interest expense. Average FHLBI advances increased $21.2 million, resulting in a $0.4 million increase in interest expense, while a higher average rate paid on the advances resulted in a $0.6 million increase in interest expense. A $0.6 million increase in average other borrowings resulted in a nominal increase in interest expense, while a higher average rate paid on the borrowings resulted in a $0.5 million increase in interest expense.

Net interest income and the net interest margin during 2018 and 2017 were also affected by purchase accounting accretion and amortization entries associated with the fair value measurements recorded effective June 1, 2014. Increases in interest income on loans totaling $4.0 million and $4.6 million were recorded during 2018 and 2017, respectively. An increase in interest expense on subordinated debentures totaling $0.7 million was recorded during both 2018 and 2017. Purchased loan accretion amounts vary from period to period as a result of periodic cash flow re-estimations, loan payoffs, and payment performance.

Provision for Loan Losses

A loan loss provision expense of $1.1 million was recorded in 2018, compared to a provision expense of $3.0 million recorded in 2017. The provision expense recorded during 2018 and 2017 primarily reflects ongoing loan growth and periodic adjustments to loan loss reserve environmental factors.

Net loan recoveries of $1.8 million were recorded during 2018, while net loan charge-offs of $1.4 million were recorded during 2017. The allowance for originated loans, as a percentage of total originated loans, was 0.9% as of both December 31, 2018 and December 31, 2017. Our allowance for acquired loans totaled $0.8 million and $0.4 million as of December 31, 2018 and December 31, 2017, respectively.

Noninterest Income

Noninterest income totaled $19.0 million in both 2018 and 2017. Noninterest income during 2018 included a one-time $0.9 million accounting adjustment related to mortgage banking activities in prior years, while noninterest income in 2017 included a $1.4 million bank owned life insurance death benefit claim; excluding these transactions, noninterest income increased $0.5 million, or 2.9%, during 2018 compared to 2017. Growth in credit and debit card fees, payroll processing revenue, and treasury management income during 2018 more than offset a decline in mortgage banking activity income. Although we believe our market share increased during 2018, mortgage banking activity income declined during the year compared to 2017 primarily due to the impacts of a limited supply of homes for sale in our markets and lower refinance activity due to rising residential mortgage loan interest rates.

Noninterest Expense

Noninterest expense during 2018 was $86.2 million, an increase of $6.5 million, or 8.1%, from the $79.7 million expensed during 2017. The higher level of expense primarily resulted from increased salary costs, mainly reflecting annual employee merit pay increases and higher stock-based compensation expense. In addition, a one-time pay increase for all hourly employees that totaled $1.6 million on an annualized basis became effective on April 1, 2018. Occupancy and furniture and equipment costs increased $0.8 million on a combined basis in 2018, mainly resulting from higher depreciation and rent expenses. The increased rent expense primarily stemmed from the opening of our southeast Michigan office in early 2017.

Federal Income Tax Expense

During 2018, we recorded income before federal income tax of $51.8 million and a federal income tax expense of $9.8 million, compared to income before federal income tax of $46.1 million and a federal income tax expense of $14.8 million during 2017. The lower level of federal income tax expense primarily reflects a reduced corporate income tax rate stemming from the enactment of the Tax Cuts and Jobs Act; the rate was lowered from 35.0% to 21.0% effective January 1, 2018. Our effective tax rate was 18.9% during 2018, compared to 32.1% during 2017.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

Summary

We recorded net income of $31.3 million, or $1.90 per basic and diluted share, for 2017, compared to net income of $31.9 million, or $1.96 per basic and diluted share, for 2016. Excluding the impacts of certain one-time transactions, net income was $31.2 million, or $1.89 per basic and diluted share, in 2017, and $28.7 million, or $1.76 per basic and diluted share, in 2016. A bank owned life insurance death benefit claim in the first quarter of 2017 increased net income during 2017 by $1.4 million, or $0.09 per basic and diluted share, while the revaluation of the net deferred tax asset in response to the Tax Cuts and Jobs Act becoming law in December 2017 decreased net income during 2017 by $1.3 million, or $0.08 per basic and diluted share. The repurchase of $11.0 million in trust preferred securities at a 27% discount during the first quarter of 2016 increased net income during 2016 by $1.8 million, or $0.11 per basic and diluted share. We also recorded accelerated discount accretion on called U.S. Government agency bonds during 2016 that increased net income by $1.4 million, or $0.09 per basic and diluted share.

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

The $3.9 million increase in net interest income in 2017 compared to 2016 resulted from a higher level of average earning assets, which more than offset a lower net interest margin. During 2017, earning assets averaged $2.92 billion, or $152 million higher than average earning assets during 2016. Average loans increased $138 million, average other interest-earning assets increased $13.1 million, and average securities increased $0.6 million. During 2017, the net interest margin equaled 3.79%, down from 3.86% during 2016 due to a higher cost of funds, which more than offset an increased yield on average earning assets. The higher cost of funds primarily resulted from increased costs of certain non-time deposits, time deposits, and borrowed funds. The improved yield on average earning assets mainly resulted from an increased yield on loans, primarily reflecting higher interest rates on variable-rate commercial loans stemming from recent FOMC rate hikes, which more than offset a decreased yield on securities, mainly reflecting a decreased level of accelerated purchase discount accretion on called U.S. Government agency bonds.

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

Interest income generated from the loan portfolio increased $7.8 million in 2017 compared to the level earned in 2016; growth in the loan portfolio during 2017 resulted in a $6.5 million increase in interest income, while an increase in loan yield from 4.65% in 2016 to 4.70% in 2017 resulted in a $1.3 million increase in interest income. The higher yield on loans mainly resulted from an increased yield on commercial loans, which more than offset a decreased yield on residential mortgage loans. The yield on commercial loans equaled 4.70% during 2017, up from 4.60% during 2016 as the positive impacts of the FOMC rate hikes in December 2016 and March, June, and December 2017 more than offset the negative impacts of loans being originated and renewed at lower rates in light of the ongoing relatively low interest rate environment and competitive pressures. The decline in the yield on residential mortgage loans from 5.10% during 2016 to 4.70% during 2017 primarily reflected the booking of adjustable-rate mortgages with initial rates that were generally lower than the existing portfolio’s average rate. Interest income related to purchased loan accounting entries totaled $4.6 million in 2017, compared to $4.9 million in 2016.

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

CAPITAL RESOURCES

Shareholders’ equity increased $9.4 million during 2018, totaling $375 million as of December 31, 2018. Positively impacting shareholders’ equity was net income of $42.0 million, while negatively affecting shareholders’ equity were cash dividends on our common stock totaling $27.5 million. Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by a total of $4.2 million. Share repurchases reduced shareholders’ equity by $5.9 million during 2018. Negatively impacting shareholders’ equity during 2018 was a $3.4 million after-tax decline in the market value of available for sale securities.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. As of December 31, 2018, our bank’s total risk-based capital ratio was 12.3%, compared to 12.6% at December 31, 2017. Our bank’s total regulatory capital increased $17.2 million during 2018, primarily reflecting the net impact of net income totaling $47.7 million and cash dividends paid to Mercantile Bank Corporation aggregating $33.7 million. Our bank’s total risk-based capital ratio was also impacted by a $222 million increase in total risk-weighted assets, primarily resulting from net commercial loan growth. As of December 31, 2018, our bank’s total regulatory capital equaled $389 million, or $72.1 million in excess of the amount necessary to attain the 10.0% minimum total risk-based capital ratio, which is among the requirements to be categorized as “well capitalized.”

Mercantile also maintains a stock repurchase program, which is discussed in Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

To assist in providing needed funds, we regularly obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLBI, totaled $463 million, or 15.9% of combined deposits and borrowed funds as of December 31, 2018, compared to $323 million, or 11.3% of combined deposits and borrowed funds, as of December 31, 2017.

Sweep accounts decreased $15.2 million during 2018, totaling $104 million as of December 31, 2018. The decline primarily reflects certain customers transferring funds from the sweep product to noninterest-bearing checking accounts. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts to overnight interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. All of our repurchase agreements are accounted for as secured borrowings.

Information regarding our repurchase agreements as of December 31, 2018 and during 2018 is as follows:

Outstanding balance at December 31, 2018	$103,519,000
Weighted average interest rate at December 31, 2018	0.26%
Maximum daily balance twelve months ended December 31, 2018	$123,046,000
Average daily balance for twelve months ended December 31, 2018	$101,005,000
Weighted average interest rate for twelve months ended December 31, 2018	0.24%

FHLBI advances increased $130 million during 2018, totaling $350 million as of December 31, 2018. FHLBI advances are primarily used to assist in funding loan demand, as well as playing an integral role in our interest rate risk management program. FHLBI advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio. Our borrowing line of credit at year-end 2018 totaled $739 million, with availability of $383 million.

We also have the ability to borrow up to $50.0 million on a daily basis through a correspondent bank using an established unsecured federal funds purchased line of credit. The average balance of federal funds purchased equaled $1.1 million during 2018. In contrast, our interest-earning deposit account at the Federal Reserve Bank of Chicago averaged $65.7 million during 2018. We have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using certain municipal bonds as collateral, we could have borrowed up to $18.7 million at December 31, 2018. We did not utilize this line of credit during the past eight years, and do not plan to access this line of credit in future periods.

The following table reflects, as of December 31, 2018, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$1,980,220,000	$0	$0	$0	$1,980,220,000
Certificates of deposit	204,253,000	226,155,000	53,080,000	0	483,488,000
Short-term borrowings	114,019,000	0	0	0	114,019,000
Federal Home Loan Bank advances	40,000,000	110,000,000	150,000,000	50,000,000	350,000,000
Subordinated debentures	0	0	0	46,199,000	46,199,000
Other borrowed money	0	0	0	3,002,000	3,002,000
Property leases	389,000	675,000	538,000	1,444,000	3,046,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. At December 31, 2018, we had a total of $1.01 billion in unfunded loan commitments and $25.3 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $910 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $102 million were for loan commitments generally expected to close and become funded within the next 12 to 18 months. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

The following table depicts our loan commitments at the end of the past three years:

	12/31/18	12/31/17	12/31/16

Commercial unused lines of credit	$784,895,000	$682,202,000	$553,345,000
Unused lines of credit secured by 1-4 family residential properties	57,378,000	61,606,000	56,275,000
Credit card unused lines of credit	47,432,000	39,807,000	22,689,000
Other consumer unused lines of credit	20,231,000	17,629,000	8,489,000
Commitments to make loans	101,517,000	184,923,000	154,338,000
Standby letters of credit	25,322,000	26,030,000	26,202,000

Total	$1,036,775,000	$1,012,197,000	$821,338,000

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

The following table depicts our GAP position as of December 31, 2018:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$1,256,623,000	$43,507,000	$769,095,000	$276,634,000	$2,345,859,000
Residential real estate loans	59,196,000	14,290,000	140,496,000	164,743,000	378,725,000
Consumer loans	2,695,000	1,397,000	20,899,000	3,510,000	28,501,000
Securities (2)	21,910,000	22,245,000	72,421,000	236,812,000	353,388,000
Interest-earning deposits	7,232,000	250,000	3,000,000	0	10,482,000
Allowance for loan losses	0	0	0	0	(22,380,000)
Other assets	0	0	0	0	269,332,000
Total assets	1,347,656,000	81,689,000	1,005,911,000	681,699,000	$3,363,907,000

Liabilities:
Interest-bearing checking	339,089,000	0	0	0	339,089,000
Savings deposits	317,014,000	0	0	0	317,014,000
Money market accounts	434,333,000	0	0	0	434,333,000
Time deposits under $100,000	16,193,000	54,616,000	89,283,000	0	160,092,000
Time deposits $100,000 & over	34,367,000	99,076,000	189,953,000	0	323,396,000
Short-term borrowings	114,019,000	0	0	0	114,019,000
Federal Home Loan Bank advances	10,000,000	30,000,000	260,000,000	50,000,000	350,000,000
Other borrowed money	49,201,000	0	0	0	49,201,000
Noninterest-bearing checking	0	0	0	0	889,784,000
Other liabilities	0	0	0	0	11,730,000
Total liabilities	1,314,216,000	183,692,000	539,236,000	50,000,000	2,988,658,000
Shareholders' equity	0	0	0	0	375,249,000
Total liabilities & shareholders' equity	1,314,216,000	183,692,000	539,236,000	50,000,000	$3,363,907,000
Net asset (liability) GAP	$33,440,000	$(102,003,000)	$466,675,000	$631,699,000
Cumulative GAP	$33,440,000	$(68,563,000)	$398,112,000	$1,029,811,000

Percent of cumulative GAP to total assets	1.0%	(2.0%)	11.8%	30.6%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of December 31, 2018.

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

We conducted multiple simulations as of December 31, 2018, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 300 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of December 31, 2018.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 300 basis points	$(12,300,000)	(10.0% )
Interest rates down 200 basis points	(9,880,000)	(8.0)
Interest rates down 100 basis points	(5,410,000)	(4.4)
Interest rates up 100 basis points	4,250,000	3.5
Interest rates up 200 basis points	8,500,000	6.9
Interest rates up 300 basis points	12,710,000	10.3
Interest rates up 400 basis points	16,850,000	13.7

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

Board of Directors and Shareholders

Mercantile Bank Corporation

Grand Rapids, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mercantile Bank Corporation (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 4, 2019 expressed an unqualified opinion thereon.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

BDO USA, LLP

We have served as the Company’s auditor since 2006.

Grand Rapids, Michigan

March 4, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Mercantile Bank Corporation

Grand Rapids, Michigan

Opinion on Internal Control over Financial Reporting

We have audited Mercantile Bank Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes, and our report dated March 4, 2019 expressed an unqualified opinion thereon.

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

March 4, 2019

March 4, 2019

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

Management assessed the Company’s system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles as of December 31, 2018. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2018, Mercantile Bank Corporation maintained an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles based on those criteria.

The Company’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting as found on page F-31.

Mercantile Bank Corporation

/s/ Robert B. Kaminski, Jr.

Robert B. Kaminski, Jr.

President and Chief Executive Officer

/s/ Charles E. Christmas

Charles E. Christmas

Executive Vice President, Chief Financial Officer and Treasurer

MERCANTILE BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017

	2018	2017
ASSETS
Cash and due from banks	$64,872,000	$55,127,000
Interest-earning deposits	10,482,000	144,974,000
Total cash and cash equivalents	75,354,000	200,101,000

Securities available for sale	337,366,000	335,744,000
Federal Home Loan Bank stock	16,022,000	11,036,000

Loans	2,753,085,000	2,558,552,000
Allowance for loan losses	(22,380,000)	(19,501,000)
Loans, net	2,730,705,000	2,539,051,000

Premises and equipment, net	48,321,000	46,034,000
Bank owned life insurance	69,647,000	68,689,000
Goodwill	49,473,000	49,473,000
Core deposit intangible, net	5,561,000	7,600,000
Other assets	31,458,000	28,976,000

Total assets	$3,363,907,000	$3,286,704,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$889,784,000	$866,380,000
Interest-bearing	1,573,924,000	1,655,985,000
Total deposits	2,463,708,000	2,522,365,000

Securities sold under agreements to repurchase	103,519,000	118,748,000
Federal Home Loan Bank advances	350,000,000	220,000,000
Subordinated debentures	46,199,000	45,517,000
Accrued interest and other liabilities	25,232,000	14,204,000
Total liabilities	2,988,658,000	2,920,834,000

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; 0 shares outstanding at December 31, 2018 and December 31, 2017	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,534,256 shares outstanding at December 31, 2018 and 16,592,125 shares outstanding at December 31, 2017	308,005,000	309,772,000
Retained earnings	75,483,000	61,001,000
Accumulated other comprehensive loss	(8,239,000)	(4,903,000)
Total shareholders’ equity	375,249,000	365,870,000

Total liabilities and shareholders’ equity	$3,363,907,000	$3,286,704,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Interest income
Loans, including fees	$131,763,000	$116,816,000	$109,049,000
Securities, taxable	6,736,000	5,326,000	6,842,000
Securities, tax-exempt	2,239,000	2,305,000	2,165,000
Other interest-earning assets	1,243,000	1,096,000	401,000
Total interest income	141,981,000	125,543,000	118,457,000

Interest expense
Deposits	13,869,000	9,362,000	7,549,000
Short-term borrowings	273,000	190,000	211,000
Federal Home Loan Bank advances	4,647,000	3,657,000	2,263,000
Subordinated debentures and other borrowings	3,110,000	2,586,000	2,567,000
Total interest expense	21,899,000	15,795,000	12,590,000

Net interest income	120,082,000	109,748,000	105,867,000

Provision for loan losses	1,100,000	2,950,000	2,900,000

Net interest income after provision for loan losses	118,982,000	106,798,000	102,967,000

Noninterest income
Service charges on deposit and sweep accounts	4,358,000	4,233,000	4,253,000
Credit and debit card fees	5,354,000	4,760,000	4,278,000
Mortgage banking activities	4,109,000	4,421,000	3,866,000
Payroll processing	1,462,000	1,305,000	1,016,000
Earnings on bank owned life insurance	1,287,000	2,731,000	1,264,000
Letter of credit fees	245,000	348,000	493,000
Gain on trust preferred securities repurchase	0	0	2,970,000
Other income	2,195,000	1,203,000	2,898,000
Total noninterest income	19,010,000	19,001,000	21,038,000

Noninterest expense
Salaries and benefits	50,910,000	45,397,000	43,524,000
Occupancy	6,711,000	6,186,000	6,063,000
Furniture and equipment rent, depreciation and maintenance	2,470,000	2,168,000	2,119,000
Data processing	8,557,000	8,222,000	7,939,000
Advertising	1,648,000	1,608,000	1,586,000
FDIC insurance costs	930,000	960,000	1,236,000
Problem asset costs	90,000	355,000	338,000
Efficiency program-related costs	0	0	172,000
Other expense	14,854,000	14,820,000	14,141,000
Total noninterest expenses	86,170,000	79,716,000	77,118,000

Income before federal income tax expense	51,822,000	46,083,000	46,887,000

Federal income tax expense	9,798,000	14,809,000	14,974,000

Net income	$42,024,000	$31,274,000	$31,913,000

Earnings per common share:
Basic	$2.53	$1.90	$1.96
Diluted	$2.53	$1.90	$1.96

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Net income	$42,024,000	$31,274,000	$31,913,000

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(4,225,000)	2,297,000	(10,697,000)
Fair value of interest rate swap	2,000	82,000	169,000
Total other comprehensive income (loss)	(4,223,000)	2,379,000	(10,528,000)
Tax effect of unrealized holding gains (losses) on securities available for sale	846,000	(804,000)	3,743,000
Tax effect of fair value of interest rate swap	(1,000)	(28,000)	(59,000)
Total tax effect of other comprehensive income (loss)	845,000	(832,000)	3,684,000
Other comprehensive income (loss), net of tax effect	(3,378,000)	1,547,000	(6,844,000)

Comprehensive income	$38,646,000	$32,821,000	$25,069,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2018, 2017 and 2016

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
Years ended December 31, 2018, 2017 and 2016

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

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
Years ended December 31, 2018, 2017 and 2016

				Accumulated Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
($ in thousands except per share amounts)	Stock	Stock	Earnings	Income/(Loss)	Equity

Balances, January 1, 2018	$0	$309,772	$61,001	$(4,903)	$365,870

Reclassification of equity securities related to ASU 2016-01 adoption			(42)	42	0

Employee stock purchase plan (1,579 shares)		52			52

Dividend reinvestment plan (37,450 shares)		1,165			1,165

Stock option exercises (11,481 shares)		108			108

Stock grants to directors for retainer fees (12,404 shares)		441			441

Stock-based compensation expense		2,410			2,410

Share repurchase program (199,905 shares)		(5,943)			(5,943)

Cash dividends ($1.68 per common share)			(27,500)		(27,500)

Net income for 2018			42,024		42,024

Change in net unrealized gain/(loss) on securities available for sale, net of tax effect				(3,379)	(3,379)

Change in fair value of interest rate swap, net of tax effect				1	1

Balances, December 31, 2018	$0	$308,005	$75,483	$(8,239)	$375,249

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Cash flows from operating activities
Net income	$42,024,000	$31,274,000	$31,913,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	9,766,000	10,358,000	9,576,000
Accretion of acquired loans	(1,373,000)	(2,338,000)	(4,925,000)
Provision for loan losses	1,100,000	2,950,000	2,900,000
Deferred income tax expense (benefit)	(372,000)	831,000	(812,000)
Stock-based compensation expense	2,410,000	1,981,000	1,459,000
Stock grants to directors for retainer fee	441,000	363,000	327,000
Proceeds from sales of mortgage loans held for sale	101,146,000	111,311,000	114,757,000
Origination of mortgage loans held for sale	(96,179,000)	(108,857,000)	(110,778,000)
Net gain on sales of mortgage loans held for sale	(3,536,000)	(3,972,000)	(3,699,000)
Gain on trust preferred securities repurchase	0	0	(2,970,000)
Net gain from sales and valuation write-downs of foreclosed assets	(169,000)	(319,000)	(520,000)
Net (gain) loss from sales and valuation write-downs of former bank premises	(78,000)	133,000	35,000
Net loss from sales and disposals of premises and equipment	134,000	71,000	174,000
Net (gain) loss from sales of available for sale securities	0	(37,000)	1,000
Earnings on bank owned life insurance	(1,287,000)	(2,731,000)	(1,264,000)
Net change in:
Accrued interest receivable	(1,126,000)	(1,056,000)	122,000
Other assets	(2,193,000)	(354,000)	(648,000)
Accrued interest and other liabilities	11,029,000	(943,000)	(1,046,000)
Net cash from operating activities	61,737,000	38,665,000	34,602,000

Cash flows from investing activities
Purchases of securities available for sale	(48,664,000)	(67,027,000)	(164,336,000)
Proceeds from maturities, calls and repayments of securities available for sale	40,308,000	52,504,000	172,173,000
Proceeds from sales of securities available for sale	0	7,619,000	264,000
Purchases of Federal Home Loan Bank stock	(4,986,000)	(3,010,000)	(459,000)
Loan originations and payments, net	(193,556,000)	(178,373,000)	(97,282,000)
Purchases of bank owned life insurance	0	(1,500,000)	(7,000,000)
Proceeds from bank owned life insurance cash value release and death benefits	0	2,720,000	0
Purchases of premises and equipment, net	(6,318,000)	(5,423,000)	(2,025,000)
Proceeds from sales of former bank premises	1,964,000	25,000	45,000
Proceeds from sales of foreclosed assets	772,000	993,000	2,059,000
Net cash for investing activities	(210,480,000)	(191,472,000)	(96,561,000)

Cash flows from financing activities
Net decrease in time deposits	(30,091,000)	(55,839,000)	(20,854,000)
Net (decrease) increase in all other deposits	(28,566,000)	203,219,000	120,457,000
Net decrease in securities sold under agreements to repurchase	(15,229,000)	(12,962,000)	(23,061,000)
Proceeds from Federal Home Loan Bank advances	160,000,000	90,000,000	110,000,000
Maturities of Federal Home Loan Bank advances	(30,000,000)	(45,000,000)	(3,000,000)
Proceeds from stock option exercises, net of cashless exercises	108,000	318,000	978,000
Employee stock purchase plan	52,000	46,000	36,000
Dividend reinvestment plan	1,165,000	1,576,000	1,601,000
Repurchase of common stock	(5,943,000)	0	(3,732,000)
Repurchase of trust preferred securities	0	0	(8,030,000)
Payment of cash dividends to common shareholders	(27,500,000)	(12,046,000)	(18,731,000)
Net cash from financing activities	23,996,000	169,312,000	155,664,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31, 2018, 2017 and 2016

	2018	2017	2016

Net change in cash and cash equivalents	(124,747,000)	16,505,000	93,705,000
Cash and cash equivalents at beginning of period	200,101,000	183,596,000	89,891,000
Cash and cash equivalents at end of period	$75,354,000	$200,101,000	$183,596,000

Supplemental disclosures of cash flows information
Cash paid during the year for:
Interest	$21,569,000	$15,468,000	$12,477,000
Federal income taxes	10,075,000	14,225,000	15,125,000
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	744,000	887,000	414,000
Transfers from bank premises to other real estate owned	296,000	1,736,000	381,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Mercantile Bank Corporation (“Mercantile”) and its subsidiary, Mercantile Bank of Michigan (“our bank”), and of Mercantile Bank Real Estate Co., L.L.C. (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance company”), subsidiaries of our bank, after elimination of significant intercompany transactions and accounts.

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

Nature of Operations: Mercantile was incorporated on July 15, 1997 to establish and own the bank based in Grand Rapids, Michigan. Our bank began operations on December 15, 1997. We completed the merger of Firstbank Corporation (“Firstbank”), a Michigan corporation with approximately $1.5 billion in total assets and 46 branch locations, into Mercantile as of June 1, 2014.

Our bank is a community-based financial institution. Our bank’s primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial loans, residential mortgage loans, and instalment loans. Substantially all loans are secured by specific items of collateral including business assets, real estate or consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by commercial or residential real estate. We have no material foreign loans or significant overdraft balances. Our bank’s loan accounts and retail deposits are primarily with customers located in the communities in which we have bank office locations. As an alternative source of funds, our bank has also issued certificates of deposit to depositors outside of its primary market areas. Substantially all revenues are derived from banking products and services and investment securities. While we monitor the revenue streams of the various products and services offered, we manage our business on the basis of one operating segment, banking.

Our real estate company was organized on July 21, 2003, principally to develop, construct, and own a facility in downtown Grand Rapids that serves as our bank’s main office and Mercantile’s headquarters. This facility was placed into service during the second quarter of 2005.

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

Cash and Cash Equivalents and Cash Flow Reporting: Cash and cash equivalents include cash on hand, demand deposits with other financial institutions, short-term investments (including securities with daily put provisions) and federal funds sold. Cash flows are reported net for customer loan and deposit transactions, interest-earning time deposits with other financial institutions and short-term borrowings with maturities of 90 days or less.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

Declines in the fair value of debt securities below their amortized cost that are other than temporary impairment (“OTTI”) are reflected in earnings or other comprehensive income, as appropriate. For those debt securities whose fair value is less than their amortized cost, we consider our intent to sell the security, whether it is more likely than not that we will be required to sell the security before recovery and whether we expect to recover the entire amortized cost of the security based on our assessment of the issuer’s financial condition. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, and whether downgrades by bond rating agencies have occurred. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement, and 2) OTTI related to other factors, such as liquidity conditions in the market or changes in market interest rates, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost.

Loans: Loans that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Net unamortized deferred loan fees amounted to $0.9 million and $1.0 million, respectively, at December 31, 2018 and 2017.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Year-end mortgage loans held for sale, included in total loans in the balance sheet, were as follows:

	2018	2017
Mortgage loans held for sale	$1,122,000	$2,553,000
Less: Allowance to adjust to lower of cost or market	0	0
Mortgage loans held for sale, net	$1,122,000	$2,553,000

Mortgage Loan Derivatives: We enter into forward contracts and interest rate lock commitments in the ordinary course of business, which are accounted for as derivatives. The derivatives are not designated as hedges and are carried at fair value. The net gain or loss on derivatives is included in mortgage banking activities in the income statement. The balance of derivatives was immaterial at December 31, 2018 and 2017.

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

December 31, 2018

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses: The allowance for loan losses (“allowance”) is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when we believe the uncollectability of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. We estimate the allowance balance required using past loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. We estimate credit losses based on individual loans determined to be impaired and on all other loans grouped on similar risk characteristics. Our historical loss component is generally the most significant of the allowance components and is based on historical loss experience by credit risk grade for commercial loans and payment status for mortgage and consumer loans. Loans are pooled based on similar risk characteristics supported by observable data. The historical loss experience component of the allowance represents the results of migration analysis of historical net charge-offs for portfolios of loans, including groups of commercial loans within each credit risk grade. For measuring loss exposure in a pool of loans, the historical net charge-off or migration experience is utilized to estimate expected future losses to be realized from the pool of loans. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative environmental factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, competition, increasing interest rates, external factors, and other considerations. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off.

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

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from our bank and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) our bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets. Our transfers of financial assets are generally limited to commercial loan participations sold and residential mortgage loans sold in the secondary market.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 33 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 7 years. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur and major improvements are capitalized. Premises and equipment are reviewed for impairment when events indicate their carrying amount may not be recoverable based on future undiscounted cash flows. If impaired, the assets are recorded at the lower of carrying value or fair value.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreclosed Assets: Assets acquired through or in lieu of foreclosure are initially recorded at their estimated fair value net of estimated selling costs, establishing a new cost basis. If fair value subsequently declines, a valuation allowance is recorded through noninterest expense, as are collection and operating costs after acquisition. Foreclosed assets, included in other assets in the balance sheet, totaled $0.8 million and $2.3 million as of December 31, 2018 and 2017, respectively.

Bank Owned Life Insurance: Our bank has purchased life insurance policies on certain key officers. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Goodwill and Core Deposit Intangible: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. A more frequent assessment is performed should events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We may elect to perform a qualitative assessment for the annual impairment test. If the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, then we would be required to perform a quantitative test for goodwill impairment. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. In 2017 and 2018, we elected to perform a qualitative assessment for our annual impairment test and concluded it is more likely than not our fair value was greater than its carrying amount; therefore, no further testing was required.

The core deposit intangible that arose from the merger with Firstbank was initially measured at fair value and is being amortized into noninterest expense over a ten-year period using the sum-of-the-years-digits methodology.

Repurchase Agreements: Our bank sells certain securities under agreements to repurchase. The agreements are treated as collateralized financing transactions, with the obligations to repurchase the securities sold reflected as liabilities and the securities underlying the agreements remaining in assets in the Consolidated Balance Sheets.

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

Our primary sources of revenue are derived from interest and dividends earned on loans, securities and other financial instruments that are not within the scope of Topic 606. We have evaluated the nature of our contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We generally satisfy our performance obligations on contracts with customers as services are rendered, and the transaction prices are typically fixed and charged either on a periodic basis (generally monthly) or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

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

December 31, 2018

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accounting Standards Updates: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We adopted this ASU effective January 1, 2018 using the modified retrospective approach. The adoption did not have a material impact on our consolidated financial statements and related disclosures as the primary sources of revenues are derived from interest and dividends earned on loans, securities and other financial instruments that are not within the scope of the new standard. Our revenue recognition pattern for revenue streams within the scope of the new standard, including but not limited to, service charges on deposit accounts, credit and debit card interchange fees and payroll service income, did not change significantly from prior practice. The modified retrospective method requires application of ASU 2014-09 to uncompleted contracts at the date of adoption; however, periods prior to the date of adoption have not been retrospectively revised as the impact of the new standard on uncompleted contracts as of the date of adoption was not material, and therefore a cumulative effective adjustment to opening retained earnings was not deemed necessary.

In January 2016, the FASB issued ASU 2016-1, Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires an entity to (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price; and (v) assess a valuation allowance on deferred tax assets related to unrealized losses on available for sale debt securities in combination with other deferred tax assets. This ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. This ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. Our adoption of this ASU effective January 1, 2018 did not have a material effect on our financial position or results of operations. The adoption of this guidance resulted in a reclassification of equity securities from available for sale securities to other assets and an insignificant cumulative-effect adjustment that decreased retained earnings, with offsetting related adjustments to deferred taxes and AOCI. In addition, the fair value of loans has been estimated using an exit price notion as disclosed in Note 17.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU (as subsequently amended by ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20) establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The ASU is effective for annual and interim periods beginning after December 15, 2018. The adoption of this new standard as of January 1, 2019 will result in the recording of a ROU asset and associated lease liability of approximately $1.3 million.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU (as subsequently amended by ASU 2018-19) significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (i) financial assets subject to credit losses and measured at amortized cost, and (ii) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans, and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). We are currently evaluating the provisions of this ASU to determine the potential impact the new standard will have on our consolidated financial statements. We have selected a software vendor for applying this new standard, and are currently working on the framework and assumptions. We expect to have our initial CECL model operational as of March 31, 2019, and plan to run the new model alongside our current incurred loss methodology for the remainder of 2019.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This ASU made eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows and was effective for fiscal years beginning after December 15, 2017. The new standard required adoption on a retrospective basis unless it was impractical to apply, in which case it was required to apply the amendments prospectively as of the earliest date practicable. Adoption of this new standard did not have a material effect on our financial position or results of operations.

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

December 31, 2018

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

December 31, 2018

NOTE 3 – SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2018
U.S. Government agency debt obligations	$196,109,000	$310,000	$(9,342,000)	$187,077,000
Mortgage-backed securities	44,263,000	187,000	(792,000)	43,658,000
Municipal general obligation bonds	103,235,000	427,000	(1,165,000)	102,497,000
Municipal revenue bonds	3,688,000	4,000	(58,000)	3,634,000
Other investments	500,000	0	0	500,000
	$347,795,000	$928,000	$(11,357,000)	$337,366,000
2017
U.S. Government agency debt obligations	$175,953,000	$99,000	$(6,352,000)	$169,700,000
Mortgage-backed securities	38,967,000	335,000	(510,000)	38,792,000
Municipal general obligation bonds	121,040,000	891,000	(638,000)	121,293,000
Municipal revenue bonds	3,978,000	30,000	(30,000)	3,978,000
Other investments	2,010,000	0	(29,000)	1,981,000
	$341,948,000	$1,355,000	$(7,559,000)	$335,744,000

Securities with unrealized losses at year-end 2018 and 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2018
U.S. Government agency debt obligations	$31,220,000	$1,136,000	$136,445,000	$8,206,000	$167,665,000	$9,342,000
Mortgage-backed securities	11,460,000	136,000	23,762,000	656,000	35,222,000	792,000
Municipal general obligation bonds	28,923,000	299,000	43,961,000	866,000	72,884,000	1,165,000
Municipal revenue bonds	1,188,000	11,000	1,372,000	47,000	2,560,000	58,000
Other investments	0	0	0	0	0	0
	$72,791,000	$1,582,000	$205,540,000	$9,775,000	$278,331,000	$11,357,000
2017
U.S. Government agency debt obligations	$35,677,000	$434,000	$115,374,000	$5,918,000	$151,051,000	$6,352,000
Mortgage-backed securities	10,179,000	156,000	21,084,000	354,000	31,263,000	510,000
Municipal general obligation bonds	12,807,000	114,000	54,703,000	524,000	67,510,000	638,000
Municipal revenue bonds	0	0	1,187,000	30,000	1,187,000	30,000
Other investments	1,510,000	29,000	0	0	1,510,000	29,000
	$60,173,000	$733,000	$192,348,000	$6,826,000	$252,521,000	$7,559,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 3 – SECURITIES (Continued)

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

At December 31, 2018, 360 debt securities with fair values totaling $278 million had unrealized losses aggregating $11.4 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary.

The amortized cost and fair values of debt securities at December 31, 2018, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

	Weighted Average Yield	Amortized Cost	Fair Value
Due in one year or less	1.89%	$27,286,000	$27,223,000
Due from one to five years	2.32	50,143,000	49,585,000
Due from five to ten years	2.62	108,765,000	104,945,000
Due after ten years	3.13	116,838,000	111,455,000
Mortgage-backed securities	2.76	44,263,000	43,658,000
Other investments	5.37	500,000	500,000
	2.71%	$347,795,000	$337,366,000

No mortgage-backed securities were sold in 2018 or 2016. Mortgage-backed securities totaling $5.0 million were sold in 2017, resulting in a nominal net gain. No municipal general obligation bonds were sold in 2018. Municipal general obligation bonds totaling $2.6 million and $0.3 million were sold during 2017 and 2016, respectively, resulting in a nominal net gain/loss.

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $98.2 million and $112 million at December 31, 2018 and December 31, 2017, respectively, with estimated market values of $97.4 million and $112 million at the respective dates. Securities issued by all other states and their political subdivisions had a combined amortized cost of $8.7 million and $12.9 million at December 31, 2018 and December 31, 2017, with estimated market values of $8.7 million and $13.0 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $104 million and $119 million at December 31, 2018 and 2017, respectively. Investments in FHLBI stock are restricted and may only be resold to, or redeemed by, the issuer.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

December 31, 2018

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Increases in expected cash flows of acquired impaired loans subsequent to acquisition are recognized prospectively through adjustments of the yield on the loans or pools over their remaining lives, while decreases in expected cash flows are recognized as impairment through a provision for loan losses and an increase in the allowance.

Year-end loans disaggregated by class of loan within the loan portfolio segments were as follows:

	December 31, 2018		December 31, 2017		Percent Increase
	Balance	%	Balance	%	(Decrease)
Originated Loans
Commercial:
Commercial and industrial	$768,698,000	31.3%	$680,805,000	31.3%	12.9%
Vacant land, land development, and residential construction	39,950,000	1.6	23,682,000	1.1	68.7
Real estate – owner occupied	500,188,000	20.4	456,065,000	21.0	9.7
Real estate – non-owner occupied	745,127,000	30.4	708,824,000	32.7	5.1
Real estate – multi-family and residential rental	98,035,000	4.0	64,852,000	3.0	51.2
Total commercial	2,151,998,000	87.7	1,934,228,000	89.1	11.3

Retail:
Home equity and other	65,023,000	2.7	69,675,000	3.2	(6.7)
1-4 family mortgages	235,425,000	9.6	166,054,000	7.7	41.8
Total retail	300,448,000	12.3	235,729,000	10.9	27.5

Total originated loans	$2,452,446,000	100.0%	$2,169,957,000	100.0%	13.0%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2018		December 31, 2017		Percent Increase
	Balance	%	Balance	%	(Decrease)
Acquired Loans
Commercial:
Commercial and industrial	$54,025,000	18.0%	$72,959,000	18.8%	(26.0% )
Vacant land, land development, and residential construction	4,935,000	1.6	6,191,000	1.6	(20.3)
Real estate – owner occupied	48,431,000	16.1	70,263,000	18.1	(31.1)
Real estate – non-owner occupied	71,155,000	23.7	82,861,000	21.3	(14.1)
Real estate – multi-family and residential rental	29,562,000	9.8	37,066,000	9.5	(20.2)
Total commercial	208,108,000	69.2	269,340,000	69.3	(22.7)

Retail:
Home equity and other	20,416,000	6.8	30,750,000	7.9	(33.6)
1-4 family mortgages	72,115,000	24.0	88,505,000	22.8	(18.5)
Total retail	92,531,000	30.8	119,255,000	30.7	(22.4)

Total acquired loans	$300,639,000	100.0%	$388,595,000	100.0%	(22.6% )

	December 31, 2018		December 31, 2017		Percent Increase
	Balance	%	Balance	%	(Decrease)
Total Loans
Commercial:
Commercial and industrial	$822,723,000	29.9%	$753,764,000	29.4%	9.1%
Vacant land, land development, and residential construction	44,885,000	1.6	29,873,000	1.2	50.3
Real estate – owner occupied	548,619,000	19.9	526,328,000	20.6	4.2
Real estate – non-owner occupied	816,282,000	29.7	791,685,000	30.9	3.1
Real estate – multi-family and residential rental	127,597,000	4.6	101,918,000	4.0	25.2
Total commercial	2,360,106,000	85.7	2,203,568,000	86.1	7.1

Retail:
Home equity and other	85,439,000	3.1	100,425,000	3.9	(14.9)
1-4 family mortgages	307,540,000	11.2	254,559,000	10.0	20.8
Total retail	392,979,000	14.3	354,984,000	13.9	10.7

Total loans	$2,753,085,000	100.0%	$2,558,552,000	100.0%	7.6%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The total contractually required payments and carrying value of acquired impaired loans were $8.0 million and $4.6 million, respectively, as of December 31, 2018. The total contractually required payments and carrying value of acquired impaired loans were $11.9 million and $5.2 million, respectively, as of December 31, 2017. Changes in the accretable yield for acquired impaired loans for the years ended December 31, 2018 and December 31, 2017 were as follows:

2018
Balance at December 31, 2017	$1,404,000
Additions	0
Accretion income	(490,000)
Net reclassification from nonaccretable to accretable	437,000
Reductions (1)	(77,000)
Balance at December 31, 2018	$1,274,000

2017
Balance at December 31, 2016	$1,726,000
Additions	223,000
Accretion income	(562,000)
Net reclassification from nonaccretable to accretable	367,000
Reductions (1)	(350,000)
Balance at December 31, 2017	$1,404,000

(1) Reductions primarily reflect the result of exit events, including loan payoffs and charge-offs.

Concentrations within the loan portfolio were as follows at year-end:

	2018		2017
		Percentage of		Percentage of
	Balance	Loan Portfolio	Balance	Loan Portfolio
Commercial real estate loans to lessors of non-residential buildings	$568,134,000	20.6%	$547,841,000	21.4%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Year-end nonperforming originated loans were as follows:

	2018	2017

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	803,000	3,672,000
Total nonperforming loans	$803,000	$3,672,000

Year-end nonperforming acquired loans were as follows:

	2018	2017

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	3,337,000	3,471,000
Total nonperforming loans	$3,337,000	$3,471,000

The recorded principal balance of all nonperforming loans was as follows:

	December 31, 2018	December 31, 2017
Commercial:
Commercial and industrial	$16,000	$1,444,000
Vacant land, land development, and residential construction	0	35,000
Real estate – owner occupied	950,000	2,241,000
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	141,000	178,000
Total commercial	1,107,000	3,898,000

Retail:
Home equity and other	454,000	577,000
1-4 family mortgages	2,579,000	2,668,000
Total retail	3,033,000	3,245,000

Total nonperforming loans	$4,140,000	$7,143,000

Acquired impaired loans are not reported as nonperforming loans based on acquired impaired loan accounting. Acquired non-impaired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated loan portfolio.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2018:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Originated Loans

Commercial:
Commercial and industrial	$186,000	$0	$0	$186,000	$768,512,000	$768,698,000	$0
Vacant land, land development, and residential construction	0	0	0	0	39,950,000	39,950,000	0
Real estate – owner occupied	0	0	0	0	500,188,000	500,188,000	0
Real estate – non-owner occupied	0	0	0	0	745,127,000	745,127,000	0
Real estate – multi-family and residential rental	0	0	0	0	98,035,000	98,035,000	0
Total commercial	186,000	0	0	186,000	2,151,812,000	2,151,998,000	0

Retail:
Home equity and other	44,000	0	0	44,000	64,979,000	65,023,000	0
1- 4 family mortgages	291,000	0	137,000	428,000	234,997,000	235,425,000	0
Total retail	335,000	0	137,000	472,000	299,976,000	300,448,000	0

Total past due loans	$521,000	$0	$137,000	$658,000	$2,451,788,000	$2,452,446,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Acquired Loans

Commercial:
Commercial and industrial	$8,000	$0	$0	$8,000	$54,017,000	$54,025,000	$0
Vacant land, land development, and residential construction	19,000	0	0	19,000	4,916,000	4,935,000	0
Real estate – owner occupied	108,000	950,000	0	1,058,000	47,373,000	48,431,000	0
Real estate – non-owner occupied	62,000	0	0	62,000	71,093,000	71,155,000	0
Real estate – multi-family and residential rental	0	0	0	0	29,562,000	29,562,000	0
Total commercial	197,000	950,000	0	1,147,000	206,961,000	208,108,000	0

Retail:
Home equity and other	167,000	31,000	0	198,000	20,218,000	20,416,000	0
1- 4 family mortgages	821,000	347,000	612,000	1,780,000	70,335,000	72,115,000	0
Total retail	988,000	378,000	612,000	1,978,000	90,553,000	92,531,000	0

Total past due loans	$1,185,000	$1,328,000	$612,000	$3,125,000	$297,514,000	$300,639,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

December 31, 2018

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans with no related allowance recorded were as follows as of December 31, 2018:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To- Date Average Recorded Principal Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$8,604,000	$8,604,000		$2,096,000
Vacant land, land development and residential construction	94,000	94,000		65,000
Real estate – owner occupied	632,000	632,000		1,145,000
Real estate – non-owner occupied	0	0		0
Real estate – multi-family and residential rental	0	0		187,000
Total commercial	9,330,000	9,330,000		3,493,000
Retail:
Home equity and other	607,000	586,000		691,000
1-4 family mortgages	1,053,000	390,000		414,000
Total retail	1,660,000	976,000		1,105,000

Total with no related allowance recorded	$10,990,000	$10,306,000		$4,598,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans with an allowance recorded and total impaired originated loans were as follows as of December 31, 2018:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To- Date Average Recorded Principal Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$5,011,000	$5,011,000	$83,000	$3,455,000
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	2,658,000	2,658,000	363,000	2,072,000
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	140,000	135,000	5,000	112,000
Total commercial	7,809,000	7,804,000	451,000	5,639,000
Retail:
Home equity and other	442,000	431,000	194,000	600,000
1-4 family mortgages	409,000	341,000	44,000	299,000
Total retail	851,000	772,000	238,000	899,000

Total with an allowance recorded	$8,660,000	$8,576,000	$689,000	$6,538,000

Total impaired loans:
Commercial	$17,139,000	$17,134,000	$451,000	$9,132,000
Retail	2,511,000	1,748,000	238,000	2,004,000
Total impaired originated loans	$19,650,000	$18,882,000	$689,000	$11,136,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans with no related allowance recorded were as follows as of December 31, 2018:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To- Date Average Recorded Principal Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$398,000	$398,000		$690,000
Vacant land, land development and residential construction	0	0		0
Real estate – owner occupied	1,193,000	1,193,000		749,000
Real estate – non-owner occupied	0	0		182,000
Real estate – multi-family and residential rental	45,000	26,000		73,000
Total commercial	1,636,000	1,617,000		1,694,000
Retail:
Home equity and other	388,000	361,000		615,000
1-4 family mortgages	2,494,000	1,849,000		2,031,000
Total retail	2,882,000	2,210,000		2,646,000

Total with no related allowance recorded	$4,518,000	$3,827,000		$4,340,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans with an allowance recorded and total impaired acquired loans were as follows as of December 31, 2018:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To- Date Average Recorded Principal Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$175,000	$166,000	$43,000	$33,000
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	147,000	147,000	0	349,000
Real estate – non-owner occupied	210,000	210,000	0	42,000
Real estate – multi-family and residential rental	3,000	3,000	0	1,000
Total commercial	535,000	526,000	43,000	425,000
Retail:
Home equity and other	462,000	440,000	178,000	95,000
1-4 family mortgages	418,000	371,000	89,000	74,000
Total retail	880,000	811,000	267,000	169,000

Total with an allowance recorded	$1,415,000	$1,337,000	$310,000	$594,000

Total impaired loans:
Commercial	$2,171,000	$2,143,000	$43,000	$2,119,000
Retail	3,762,000	3,021,000	267,000	2,815,000
Total impaired acquired loans	$5,933,000	$5,164,000	$310,000	$4,934,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

December 31, 2018

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

December 31, 2018

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

December 31, 2018

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

Impaired loans for which no allocation of the allowance for loan losses has been made generally reflect situations whereby the loans have been charged-down to estimated collateral value. Interest income recognized on accruing troubled debt restructurings totaled $1.1 million, $0.4 million and $1.2 million during 2018, 2017 and 2016, respectively. Interest income recognized on nonaccrual loans totaled less than $0.1 million in 2018 and 2016, and $0.5 million during 2017, reflecting the collection of interest at the time of principal pay-off. Lost interest income on nonaccrual loans totaled $0.3 million in 2018 and 2017, and $0.1 million during 2016.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

Loans by credit quality indicators were as follows as of December 31, 2018:

Originated Loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$508,611,000	$28,170,000	$325,459,000	$526,445,000	$75,051,000
Grades 5 – 7	238,942,000	11,686,000	163,455,000	218,682,000	22,798,000
Grades 8 – 9	21,145,000	94,000	11,274,000	0	186,000
Total commercial	$768,698,000	$39,950,000	$500,188,000	$745,127,000	$98,035,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$65,023,000	$235,425,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Acquired Loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$34,678,000	$1,246,000	$21,595,000	$54,401,000	$16,050,000
Grades 5 – 7	19,122,000	3,431,000	25,485,000	16,687,000	13,460,000
Grades 8 – 9	225,000	258,000	1,351,000	67,000	52,000
Total commercial	$54,025,000	$4,935,000	$48,431,000	$71,155,000	$29,562,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$20,416,000	$72,115,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

December 31, 2018

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

December 31, 2018

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance for originated loan losses and recorded investments in originated loans for the year-ended December 31, 2018 are as follows:

	Commercial Loans	Retail Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$16,456,000	$2,584,000	$93,000	$19,133,000
Provision for loan losses	826,000	(377,000)	(49,000)	400,000
Charge-offs	(428,000)	(761,000)	0	(1,189,000)
Recoveries	2,588,000	622,000	0	3,210,000
Ending balance	$19,442,000	$2,068,000	$44,000	$21,554,000

Ending balance: individually evaluated for impairment	$451,000	$237,000	$0	$688,000

Ending balance: collectively evaluated for impairment	$18,991,000	$1,831,000	$44,000	$20,866,000

Total loans:
Ending balance	$2,151,998,000	$300,448,000		$2,452,446,000

Ending balance: individually evaluated for impairment	$17,134,000	$1,748,000		$18,882,000

Ending balance: collectively evaluated for impairment	$2,134,864,000	$298,700,000		$2,433,564,000

The allowance for acquired loan losses for the year-ended December 31, 2018 is as follows:

	Commercial Loans	Retail Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$291,000	$77,000	$0	$368,000
Provision for loan losses	132,000	568,000	0	700,000
Charge-offs	(246,000)	(15,000)	0	(261,000)
Recoveries	0	19,000	0	19,000
Ending balance	$177,000	$649,000	$0	$826,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

December 31, 2018

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

The negative loan recoveries reflected for acquired loans during 2016 resulted from reversals of prior period recoveries associated with certain purchased credit impaired loans that were subject to pre-acquisition charge-offs. Post-acquisition payments received on these loans were previously reported as loan loss recoveries in prior periods. During 2016, these recoveries were reversed and reported as recovery income if associated with specifically reviewed purchase credit impaired loans or retained gains if associated with purchase credit impaired pooled loans.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the year-ended December 31, 2018 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance
Originated Loans

Commercial:
Commercial and industrial	9	$12,297,000	$12,263,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	1	2,284,000	2,284,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	10	14,581,000	14,547,000

Retail:
Home equity and other	2	63,000	63,000
1-4 family mortgages	0	0	0
Total retail	2	63,000	63,000

Total	12	$14,644,000	$14,610,000

Acquired Loans

Commercial:
Commercial and industrial	0	$0	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	1	150,000	150,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	1	150,000	150,000

Retail:
Home equity and other	16	414,000	416,000
1-4 family mortgages	4	91,000	90,000
Total retail	20	505,000	506,000

Total	21	$655,000	$656,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

December 31, 2018

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following originated loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due during the year-ended December 31, 2018 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0
Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	0	$0

The following acquired loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due during the year-ended December 31, 2018 (amounts as of period end):

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

December 31, 2018

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the year-ended December 31, 2018 is as follows:

	Commercial and	Commercial Vacant Land, Land Development, and Residential	Commercial Real Estate - Owner	Commercial Real Estate - Non-Owner	Commercial Real Estate - Multi-Family and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Commercial Loan Portfolio:
Beginning Balance	$2,989,000	$383,000	$1,599,000	$0	$0
Charge-Offs	(230,000)	0	0	0	0
Payments	(692,000)	(383,000)	(4,999,000)	0	0
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	11,523,000	0	6,082,000	0	0
Ending Balance	$13,590,000	$0	$2,682,000	$0	$0

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Retail Loan Portfolio:
Beginning Balance	$1,127,000	$146,000
Charge-Offs	0	0
Payments	(251,000)	(4,000)
Transfers to ORE	0	0
Net Additions/Deletions	62,000	0
Ending Balance	$938,000	$142,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for acquired loans categorized as troubled debt restructurings during the year-ended December 31, 2018 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$1,001,000	$0	$427,000	$237,000	$41,000
Charge-Offs	(275,000)	0	0	0	0
Payments	(100,000)	0	(1,664,000)	(27,000)	(17,000)
Transfers to ORE	0	0	(93,000)	0	0
Net Additions/Deletions	(78,000)	0	1,748,000	0	0
Ending Balance	$548,000	$0	$418,000	$210,000	$24,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Retail Loan Portfolio:
Beginning Balance	$219,000	$393,000
Charge-Offs	(30,000)	0
Payments	(72,000)	(37,000)
Transfers to ORE	(82,000)	0
Net Additions/Deletions	429,000	80,000
Ending Balance	$464,000	$436,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

December 31, 2018

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

December 31, 2018

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

December 31, 2018

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance related to loans categorized as troubled debt restructurings was as follows:

	December 31, 2018	December 31, 2017
Commercial:
Commercial and industrial	$126,000	$107,000
Vacant land, land development, and residential construction	0	0
Real estate – owner occupied	363,000	141,000
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	489,000	248,000

Retail:
Home equity and other	337,000	196,000
1-4 family mortgages	110,000	0
Total retail	447,000	196,000

Total related allowance	$936,000	$444,000

In general, our policy dictates that a renewal or modification of an 8- or 9-rated commercial loan meets the criteria of a troubled debt restructuring, although we review and consider all renewed and modified loans as part of our troubled debt restructuring assessment procedures. Loan relationships rated 8 contain significant financial weaknesses, resulting in a distinct possibility of loss, while relationships rated 9 reflect vital financial weaknesses, resulting in a highly questionable ability on our part to collect principal. We believe borrowers warranting such ratings would have difficulty obtaining financing from other market participants. Thus, due to the lack of comparable market rates for loans with similar risk characteristics, we believe 8- or 9-rated loans renewed or modified were done so at below market rates. Loans that are identified as troubled debt restructurings are considered impaired and are individually evaluated for impairment when assessing these credits in our allowance for loan losses calculation.

NOTE 5 - PREMISES AND EQUIPMENT, NET

Year-end premises and equipment were as follows:

	2018	2017

Land and improvements	$18,198,000	$18,046,000
Buildings	45,362,000	41,179,000
Furniture and equipment	18,139,000	17,398,000
	81,699,000	76,623,000
Less: accumulated depreciation	33,378,000	30,589,000

Total premises and equipment	$48,321,000	$46,034,000

Future lease payments total $3.0 million, comprised of $0.4 million in one year, $0.7 million in one to three years, $0.5 million in three to five years and $1.4 million in over five years. Depreciation expense totaled $3.6 million in 2018, $3.0 million in 2017, and $2.9 million in 2016.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 6 – MORTGAGE LOAN SERVICING

Mortgage loans serviced for others are not reported as assets in the Consolidated Balance Sheets. The year-end aggregate unpaid principal balances of mortgage loans serviced for others were as follows:

	2018	2017

Mortgage loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$599,262,000	$600,495,000
Federal Home Loan Bank	16,333,000	13,136,000
Total mortgage loans serviced for others	$615,595,000	$613,631,000

Custodial escrow balances, which are reported as deposits on the Consolidated Balance Sheets, maintained in connection with serviced loans were $4.1 million and $4.7 million as of December 31, 2018 and December 31, 2017, respectively.

Activity for capitalized mortgage loan servicing rights during 2018 and 2017 was as follows:

	2018	2017

Balance at beginning of year	$5,106,000	$5,544,000
Additions	842,000	1,229,000
Amortized to expense	(1,512,000)	(1,667,000)

Balance at end of year	$4,436,000	$5,106,000

We determined that no valuation allowance was necessary as of December 31, 2018 or December 31, 2017. The estimated fair value of mortgage servicing rights was $8.4 million as of December 31, 2018 and December 31, 2017. The fair value of mortgage servicing rights is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. During 2018, fair value was determined using a discount rate of 10.0%, a weighted average constant prepayment rate of 9.3%, depending on the stratification of the specific right, and a weighted average delinquency rate of 0.32%. During 2017, fair value was determined using a discount rate of 7.50%, a weighted average constant prepayment rate of 11.8%, depending on the stratification of the specific right, and a weighted average delinquency rate of 0.73%.

The weighted average amortization period was 7.3 years and 3.4 years as of December 31, 2018 and December 31, 2017, respectively. Estimated amortization as of December 31, 2018 is as follows:

2019	$1,087,000
2020	921,000
2021	762,000
2022	611,000
2023	470,000
Thereafter	585,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 7 – CORE DEPOSIT INTANGIBLE ASSET, NET

The gross carrying amount of core deposit intangible assets totaled $17.5 million as of December 31, 2018 and December 31, 2017. As of December 31, 2018, the accumulated amortization on core deposit intangible assets was $11.9 million, providing for a net carry balance of $5.6 million. As of December 31, 2017, the accumulated amortization on core deposit intangible assets was $9.9 million, providing for a net carry balance of $7.6 million.

The scheduled amortization expense on core deposit intangible assets in future periods is:

2019	$1,721,000
2020	1,403,000
2021	1,086,000
2022	768,000
2023	450,000
Thereafter	133,000

NOTE 8 – DEPOSITS

Deposits at year-end are summarized as follows:

	December 31, 2018		December 31, 2017		Percent Increase
	Balance	%	Balance	%	(Decrease)

Noninterest-bearing demand	$889,784,000	36.1%	$866,380,000	34.3%	2.7%
Interest-bearing checking	339,089,000	13.8	387,758,000	15.4	(12.6)
Money market	434,333,000	17.6	427,119,000	16.9	1.7
Savings	317,014,000	12.9	327,530,000	13.0	(3.2)
Time, under $100,000	160,092,000	6.5	152,294,000	6.0	5.1
Time, $100,000 and over	210,164,000	8.5	258,626,000	10.3	(18.7)
Total local deposits	2,350,476,000	95.4	2,419,707,000	95.9	(2.9)

Out-of-area time, under $100,000	0	NM	0	NM	NM
Out-of-area time, $100,000 and over	113,232,000	4.6	102,658,000	4.1	10.3
Total out-of-area deposits	113,232,000	4.6	102,658,000	4.1	10.3

Total deposits	$2,463,708,000	100.0%	$2,522,365,000	100.0%	(2.3%)

Out-of-area time deposits consist of deposits obtained from depositors outside of our primary market areas exclusively through deposit brokers.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 8 – DEPOSITS (Continued)

The following table depicts the maturity distribution for time deposits at year-end:

	2018	2017

In one year or less	$204,253,000	$283,844,000
In one to two years	167,484,000	77,689,000
In two to three years	58,671,000	78,090,000
In three to four years	36,690,000	33,061,000
In four to five years	16,390,000	40,894,000

Total certificates of deposit	$483,488,000	$513,578,000

The following table depicts the maturity distribution for time deposits with balances of $100,000 or more at year-end:

	2018	2017

Up to three months	$34,367,000	$50,258,000
Three months to six months	41,939,000	68,011,000
Six months to twelve months	57,137,000	96,951,000
Over twelve months	189,953,000	146,064,000

Total certificates of deposit	$323,396,000	$361,284,000

Total time deposits of more than $250,000 totaled $232 million and $266 million at year-end 2018 and 2017, respectively.

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Information regarding securities sold under agreements to repurchase at year-end is summarized below:

	2018	2017

Outstanding balance at year-end	$103,519,000	$118,748,000
Weighted average interest rate at year-end	0.26%	0.16%

Average daily balance during the year	$101,005,000	$116,587,000
Weighted average interest rate during the year	0.24%	0.16%

Maximum daily balance during the year	$123,046,000	$142,459,000

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

December 31, 2018

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank of Indianapolis (“FHLBI”) advances totaled $350 million at December 31, 2018, and were expected to mature at varying dates from January 2019 through June 2025, with fixed rates of interest from 1.20% to 3.18% and averaging 2.30%. FHLBI advances totaled $220 million at December 31, 2017, and were expected to mature at varying dates ranging from May 2018 through April 2024, with fixed rates of interest from 1.04% to 2.39% and averaging 1.72%.

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio. Our borrowing line of credit as of December 31, 2018 totaled $739 million, with availability of $383 million.

Scheduled maturities as of December 31, 2018:

2019	$40,000,000
2020	40,000,000
2021	70,000,000
2022	70,000,000
2023	80,000,000
Thereafter	50,000,000

NOTE 11 - FEDERAL INCOME TAXES

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act reduced our corporate federal tax rate from 35% to 21% effective January 1, 2018 and changed certain other provisions. As a result, we are required to re-measure our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The effect of this re-measurement was recorded to income tax expense in the year the tax law was enacted. For 2017, the re-measurement of our net deferred tax asset resulted in additional income tax expense of $1.3 million. Concurrent with the enactment of the Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allows companies to recognize the cumulative impact of the income tax effects triggered by the enactment of the Act over a period of up to twelve months in the reporting period in which the adjustment is identified. We applied SAB 118 effective December 22, 2017. At the conclusion of our analysis of H.R.1, we determined that no adjustments to our initial analysis were required.

The consolidated income tax expense is as follows:

	2018	2017	2016

Current expense	$10,170,000	$13,978,000	$15,786,000
Deferred expense	(372,000)	(505,000)	(699,000)
Effect of federal tax law change	0	1,336,000	0
Change in valuation allowance	0	0	(113,000)
Tax expense	$9,798,000	$14,809,000	$14,974,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 11 - FEDERAL INCOME TAXES (Continued)

A reconciliation of the differences between the federal income tax expense recorded and the amount computed by applying the federal statutory rate to income before income taxes is as follows:

	2018	2017	2016

Tax at statutory rate	$10,883,000	$16,129,000	$16,410,000
Increase (decrease) from
Tax-exempt interest	(620,000)	(1,030,000)	(876,000)
Bank owned life insurance	(201,000)	(948,000)	(440,000)
Effect of federal tax law change	0	1,336,000	0
Change in valuation allowance	0	0	(113,000)
Other	(264,000)	(678,000)	(7,000)
Tax expense	$9,798,000	$14,809,000	$14,974,000

The statutory tax rate was 21% for 2018 and 35% for 2017 and 2016.

Significant components of deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred income tax assets
Allowance for loan losses	$4,700,000	$4,095,000
Deferred compensation	630,000	673,000
Stock compensation	660,000	501,000
Nonaccrual loan interest income	297,000	425,000
Deferred loan fees	185,000	211,000
Capital loss carryforward	94,000	94,000
Fair value write-downs on foreclosed properties	15,000	23,000
Unrealized loss on securities	2,190,000	1,303,000
Other	340,000	311,000
Deferred tax asset before valuation allowance	9,111,000	7,636,000
Valuation allowance	(94,000)	(94,000)
Deferred tax asset after valuation allowance	9,017,000	7,542,000

Deferred income tax liabilities
Depreciation	1,205,000	727,000
Prepaid expenses	238,000	244,000
Core deposit intangible	1,142,000	1,565,000
Mortgage loan servicing rights	932,000	1,072,000
Business combination adjustments	2,054,000	1,784,000
Other	183,000	146,000
Deferred tax liability	5,754,000	5,538,000

Total net deferred tax asset	$3,263,000	$2,004,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 11 - FEDERAL INCOME TAXES (Continued)

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. At December 31, 2018 and 2017, we carried a valuation allowance of $0.1 million against capital loss carryforwards generated by the disposal of certain capital investments acquired in our merger with Firstbank. The $0.1 million of capital loss carryforwards will expire at December 31, 2020 and we continue to carry a valuation allowance against the related deferred tax asset. We believe the remainder of our deferred tax assets is more likely than not to be realized.

We had no unrecognized tax benefits at any time during 2018 or 2017 and do not anticipate any significant increase in unrecognized tax benefits during 2019. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed at any time during 2018 or 2017. Our U.S. federal income tax returns are no longer subject to examination for all years before 2015.

NOTE 12 – STOCK-BASED COMPENSATION

Stock-based compensation plans are used to provide directors and employees with an increased incentive to contribute to our long-term performance and growth, to align the interests of directors and employees with the interests of our shareholders through the opportunity for increased stock ownership and to attract and retain directors and employees. During 2014 and 2015, stock option and restricted stock grants were provided to certain employees through the Stock Incentive Plan of 2006. During 2016, 2017 and 2018, restricted stock grants were provided to certain employees through the Stock Incentive Plan of 2016. Stock option grants were also provided to certain employees during 2016 through the Stock Incentive Plan of 2016. Stock grants were provided to directors as retainer payments during 2014 and 2015 through the Stock Incentive Plan of 2006, and during 2016, 2017 and 2018 through the Stock Incentive Plan of 2016. The Stock Incentive Plan of 2006 expired on January 18, 2016, and was effectively replaced with the Stock Incentive Plan of 2016 that was approved by shareholders in May, 2016.

Under the Stock Incentive Plan of 2006 and the Stock Incentive Plan of 2016, incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards. Incentive awards that are stock options or stock appreciation rights are granted with an exercise price not less than the closing price of our common stock on the date of grant. Price, vesting and expiration date parameters are determined by Mercantile’s Compensation Committee on a grant-by-grant basis. No payments are required from employees for restricted stock awards. The restricted stock awards granted during 2014, 2015, 2016, 2017 and 2018 fully vest after three years and, in the case of performance-based restricted stock issued to executive officers in 2018, is subject to the attainment of pre-determined performance goals. The stock options granted during 2014, 2015 and 2016, which were at 110% of the market price on the date of grant, fully vest after two years and expire after seven years. At year-end 2018, there were approximately 197,000 shares authorized for future incentive awards.

In conjunction with the Firstbank merger, all of our outstanding restricted stock awards, which were scheduled to vest in full in November, 2014, became fully vested on June 1, 2014. The unrecognized compensation cost related to restricted stock grants was $5.8 million as of December 31, 2018, which will be recognized as expense over the next three years.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 12 – STOCK-BASED COMPENSATION (Continued)

 A summary of restricted stock activity from grants issued under Mercantile plans during the past three years is as follows:

	2018		2017		2016
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Nonvested at beginning of year	239,637	$32.37	228,343	$26.09	155,501	$22.25
Granted	91,400	31.82	94,592	37.11	86,250	32.19
Vested	(55,792)	25.14	(74,979)	20.17	(7,622)	20.23
Forfeited	(12,278)	31.62	(8,319)	23.75	(5,786)	21.90
Nonvested at end of year	262,967	$33.97	239,637	$32.37	228,343	$26.09

Of the restricted stock shares granted in 2018, a total of 24,633 (at the target level) are performance based awards made to our Named Executive Officers and are subject to the attainment of pre-determined performance goals.

A summary of stock option activity from grants issued under Mercantile plans during the past three years is as follows:

	2018		2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	15,808	$29.62	16,808	$29.17	11,308	$24.50
Granted	0	NA	0	NA	6,500	36.22
Exercised	(2,108)	23.77	(1,000)	22.15	(1,000)	22.15
Forfeited or expired	0	NA	0	NA	0	NA
Outstanding at end of year	13,700	$30.51	15,808	$29.62	16,808	$29.17
Options exercisable at year-end	13,700	$30.51	9,308	$25.00	5,488	$22.15

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

December 31, 2018

NOTE 12 – STOCK-BASED COMPENSATION (Continued)

The fair value of stock options granted during 2016 was determined using the following weighted-average assumptions as of the grant date. No stock options were granted in 2017 or 2018.

2016

Risk-free interest rate	1.78%
Expected option life (years)	5
Expected stock price volatility	26%
Dividend yield	2.5%

Options issued under Mercantile plans outstanding at year-end 2018 were as follows:

			Outstanding			Exercisable
				Weighted Average	Weighted		Weighted
Range of				Remaining	Average		Average
Exercise				Contractual	Exercise		Exercise
Prices			Number	Life (Years)	Price	Number	Price

$22.00	-	$23.00	3,000	2.9	$22.15	3,000	22.15
$24.01	-	$28.00	4,200	3.9	27.66	4,200	27.66
$36.00	-	$40.00	6,500	4.9	36.22	6,500	36.22
Outstanding at year end			13,700	4.1	$30.51	13,700	30.51

Information related to options issued under various Mercantile plans outstanding at year-end 2018, 2017 and 2016 is as follows:

	2018	2017	2016

Minimum exercise price	$22.15	$22.15	$22.15
Maximum exercise price	36.22	36.22	36.22
Average remaining option term (years)	4.1	5.0	6.7

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 12– STOCK-BASED COMPENSATION (Continued)

Information related to stock option grants and exercises issued under various Mercantile plans during 2018, 2017 and 2016 is as follows:

	2018	2017	2016

Aggregate intrinsic value of stock options exercised	$17,000	$15,000	$6,000
Cash received from stock option exercises	33,000	0	22,000
Tax benefit realized from stock option exercises	0	0	0
Weighted average per share fair value of stock options granted	NA	NA	5.25

The aggregate intrinsic value of in-the-money stock options issued under Mercantile plans outstanding and exercisable at December 31, 2018 was less than $0.1 million. Shares issued as a result of the exercise of stock option grants have been authorized and were previously unissued shares.

A summary of stock option activity from grants issued under Firstbank plans that became part of Mercantile’s plans upon consummation of the merger on June 1, 2014 is as follows:

	2018		2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	15,100	$7.20	44,275	$9.86	123,887	$12.64
Granted	0	NA	0	NA	0	NA
Exercised	(9,900)	7.53	(27,675)	11.50	(71,711)	13.33
Forfeited or expired	0	NA	(1,500)	6.33	(7,901)	22.00
Outstanding at end of year	5,200	$6.57	15,100	$7.20	44,275	$9.86
Options exercisable at year-end	5,200	$6.57	15,100	$7.20	44,275	$9.86

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 12 – STOCK-BASED COMPENSATION (Continued)

Options issued under Firstbank plans outstanding at year-end 2018 were as follows:

			Outstanding			Exercisable
				Weighted Average	Weighted		Weighted
Range of				Remaining	Average		Average
Exercise				Contractual	Exercise		Exercise
Prices			Number	Life (Years)	Price	Number	Price

$ 5.00	-	$ 6.00	3,100	1.9	$5.19	3,100	$5.19
$ 8.01	-	$ 9.00	2,100	0.9	8.60	2,100	8.60
Outstanding at year end			5,200	1.5	$6.57	5,200	$6.57

Information related to options issued under Firstbank plans outstanding at year-end 2018, 2017 and 2016 is as follows:

	2018	2017	2016

Minimum exercise price	$5.19	$5.19	$5.19
Maximum exercise price	8.60	8.60	16.00
Average remaining option term (years)	1.5	1.7	1.8

Information related to stock option grants and exercises issued under Firstbank plans during 2018, 2017 and 2016 is as follows:

	2018	2017	2016

Aggregate intrinsic value of stock options exercised	$300,000	$594,000	$1,945,000
Cash received from stock option exercises	108,000	318,000	956,000
Tax benefit realized from stock option exercises	0	208,000	681,000
Weighted average per share fair value of stock options granted	NA	NA	NA

The aggregate intrinsic value of all stock options issued under various Firstbank plans outstanding and exercisable at December 31, 2018 was $0.1 million. Shares issued as a result of the exercise of stock option grants have been authorized and previously unissued shares.

On May 28, 2015, we granted about 14,000 shares of common stock to our Corporate, Bank and Regional Advisory Boards of Directors for retainer payments for the period of June 1, 2015 through May 31, 2016. The associated $0.3 million cost was expensed on a straightline basis over the respective twelve month period. On June 6, 2016, we granted about 13,000 shares of common stock to our Corporate, Bank and Regional Advisory Boards of Directors for retainer payments for the period of June 1, 2016 through May 31, 2017. The associated $0.3 million cost was expensed on a straightline basis over the respective twelve month period. On May 25, 2017, we granted about 12,000 shares of common stock to our Corporate, Bank and Regional Advisory Boards of Directors for retainer payments for the period of June 1, 2017 through May 31, 2018. The associated $0.4 million cost was expensed on a straightline basis over the respective twelve month period. On May 24, 2018, we granted about 11,000 shares of common stock to our Corporate, Bank and Regional Advisory Boards of Directors for retainer payments for the period of June 1, 2018 through May 31, 2019. The associated $0.4 million cost is being expensed on a straightline basis over the respective twelve month period. On October 25, 2018, we granted about 1,000 shares of common stock to newly appointed Bank Board members for retainer payments for the period of October 1, 2018 through May 31, 2019. The associated less than $0.1 million cost is being expensed over the respective eight month period.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 13 – RELATED PARTIES

Certain directors and executive officers of our bank, including their immediate families and companies in which they are principal owners, were loan customers of our bank. At year-end 2018 and 2017, our bank had $32.2 million and $20.5 million in loan commitments to directors and executive officers, of which $25.7 million and $14.5 million were outstanding at year-end 2018 and 2017, respectively, as reflected in the following table.

	2018	2017

Beginning balance	$14,473,000	$8,882,000
New loans	13,013,000	6,374,000
Repayments	(1,770,000)	(783,000)

Ending balance	$25,716,000	$14,473,000

Related party deposits and repurchase agreements totaled $14.8 million and $15.4 million at year-end 2018 and 2017, respectively.

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on management’s credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. There was no liability balance for these instruments as of December 31, 2018 and 2017.

At year-end 2018 and 2017, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 14 – COMMITMENTS AND OFF-BALANCE-SHEET RISK (Continued)

Our maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at year-end was as follows:

	2018	2017

Commercial unused lines of credit	$784,895,000	$682,202,000
Unused lines of credit secured by 1 – 4 family residential properties	57,378,000	61,606,000
Credit card unused lines of credit	47,432,000	39,807,000
Other consumer unused lines of credit	20,231,000	17,629,000
Commitments to make loans	101,517,000	184,923,000
Standby letters of credit	25,322,000	26,030,000

Total commitments	$1,036,775,000	$1,012,197,000

Commitments to make loans generally reflect our binding obligations to existing and prospective customers to extend credit, including line of credit facilities secured by accounts receivable and inventory, and term debt secured by either real estate or equipment. In most instances, line of credit facilities are for a one-year term and are at a floating rate tied to the Wall Street Journal Prime Rate or the 30-Day Libor rate. For term debt secured by real estate, customers are generally offered a floating rate tied to the Wall Street Journal Prime Rate or the 30-Day Libor rate, and a fixed rate currently ranging from 5.00% to 7.00%. These credit facilities generally balloon within five years, with payments based on amortizations ranging from 10 to 20 years. For term debt secured by non-real estate collateral, customers are generally offered a floating rate tied to the Wall Street Journal Prime Rate or the 30-Day Libor rate, and a fixed rate currently ranging from 5.00% to 7.50%. These credit facilities generally mature and fully amortize within three to seven years.

The following instruments are considered financial guarantees under current accounting guidance. These instruments are carried at fair value.

	2018		2017
	Contract	Carrying	Contract	Carrying
	Amount	Value	Amount	Value

Standby letters of credit	$25,322,000	$126,000	$26,030,000	$122,000

We were required to have $9.1 million and $9.6 million of cash on hand or on deposit with the Federal Reserve Bank of Chicago to meet regulatory reserve and clearing requirements at December 31, 2018 and December 31, 2017, respectively.

NOTE 15 – BENEFIT PLANS

We have a 401(k) benefit plan that covers substantially all of our employees. The percent of our matching contributions to the 401(k) benefit plan is determined annually by the Board of Directors. The matching contribution had been 4.25% since January 1, 2014; effective April 1, 2018, the matching contribution was increased to 5.00%. Matching contributions, if made, are immediately vested. Our 2018, 2017 and 2016 matching 401(k) contributions charged to expense were $1.6 million, $1.3 million and $1.2 million, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 15 – BENEFIT PLANS (Continued)

We have a deferred compensation plan in which all persons serving on the Board of Directors may defer all or portions of their annual retainer and meeting fees, with distributions to be paid upon termination of service as a director or specific dates selected by the director. We also have a non-qualified deferred compensation program in which selected officers may defer all or portions of salary and bonus payments. The deferred amounts, totaling $3.0 million and $3.2 million as of December 31, 2018 and 2017, respectively, are categorized as other liabilities in the Consolidated Balance Sheets, and are paid interest at a rate equal to the Wall Street Journal Prime Rate. Interest expense was $0.1 million during 2018, while less than $0.1 million per year during 2017 and 2016.

The Mercantile Bank Corporation Employee Stock Purchase Plan of 2014 is a non-compensatory plan intended to encourage full- and part-time employees of Mercantile and its subsidiaries to promote our best interests and to align employees’ interests with the interests of our shareholders by permitting employees to purchase shares of our common stock through regular payroll deductions. Shares are purchased on the last business day of each calendar quarter at a price equal to the consolidated closing bid price of our common stock reported on The Nasdaq Stock Market. A total of 250,000 shares of common stock may be issued under the existing plan; however, the number of shares may be adjusted to reflect any stock dividends and other changes in our capitalization. The number of shares issued totaled 1,579 and 1,351 in 2018 and 2017, respectively. As of December 31, 2018, there were 242,500 shares available under our current plan.

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

In February 2012, we entered into an interest rate swap agreement with a correspondent bank to hedge the floating rate on the subordinated debentures issued to Mercantile Bank Capital Trust I, which became effective in January 2013 and matured in January 2018. The $32.0 million of subordinated debentures have a rate equal to the 90-Day Libor Rate plus a fixed spread of 218 basis points, and are subject to repricing quarterly. The interest rate swap agreement provided for us to pay our correspondent bank a fixed rate, while our correspondent bank paid us the 90-Day Libor Rate on a $32.0 million notional amount. The quarterly re-set dates for the floating rate on the interest rate swap agreement were the same as the re-set dates for the floating rate on the subordinated debentures. The interest rate swap agreement was accounted for under hedge accounting guidelines; therefore, fluctuations in the fair value of the interest rate swap agreement, net of tax effect, were recorded in other comprehensive income. Effective January 26, 2016, the notional amount of the interest rate swap agreement was reduced from $32.0 million down to $21.0 million, reflecting the $11.0 million repurchase of the associated trust preferred securities on that date. We recorded interest expense of approximately $0.2 million in January 2016 as part of the transaction, in large part reflecting the market value of the interest rate swap on that date of the $11.0 million portion.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 17 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount, estimated fair value and level within the fair value hierarchy of financial instruments were as follows at year-end (dollars in thousands):

	Level in	2018		2017
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets
Cash	Level 1	$15,656	$15,656	$11,565	$11,565
Cash equivalents	Level 2	59,698	59,698	188,536	188,536
Securities available for sale	(1)	337,366	337,366	335,744	335,744
Federal Home Loan Bank stock	(2)	16,022	16,022	11,036	11,036
Loans, net	Level 3	2,729,583	2,711,687	2,536,498	2,520,063
Loans held for sale	Level 2	1,122	1,122	2,553	2,553
Mortgage servicing rights	Level 2	4,436	8,444	5,106	8,373
Accrued interest receivable	Level 2	9,896	9,896	8,770	8,770

Financial liabilities
Deposits	Level 2	2,463,708	2,471,617	2,522,365	2,368,188
Securities sold under agreements to repurchase	Level 2	103,519	103,519	118,748	118,748
Federal Home Loan Bank advances	Level 2	350,000	348,428	220,000	217,130
Subordinated debentures	Level 2	46,199	46,543	45,517	45,732
Accrued interest payable	Level 2	2,249	2,249	1,919	1,919
Interest rate swap	(1)	0	0	2	2

(1)	See Note 18 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.
(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions; therefore, fair value is estimated at carrying amount.

Carrying amount is the estimated fair value for cash and cash equivalents, FHLBI stock, accrued interest receivable and payable, noninterest-bearing checking accounts and securities sold under agreements to repurchase. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. Fair value for loans as of December 31, 2018 is based on an exit price model as required by ASU 2016-01, taking into account inputs such as discounted cash flows, probability of default and loss given default assumptions. As of December 31, 2017, the fair value of floating rate loans was primarily based on carrying value, while fair value of other loans was estimated using discounted cash flow analysis using interest rates being offered for loans with similar terms to borrowers of similar credit quality. Fair value for deposit accounts other than noninterest-bearing checking accounts is based on discounted cash flows using current market rates applied to the estimated life. The fair value of mortgage servicing rights is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The fair values of subordinated debentures and FHLBI advances are based on current rates for similar financing. The fair value of the interest rate swap was determined primarily utilizing market-consensus forecasted yield curves. The fair value of off-balance sheet items is estimated to be nominal.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

The following is a description of our valuation methodologies used to measure and disclose the fair values of our financial assets and liabilities on a recurring or nonrecurring basis:

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency debt obligations, mortgage-backed securities issued or guaranteed by U.S. Government agencies, and municipal general obligation and revenue bonds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information becomes known which necessitates an impairment. There was no such impairment as of December 31, 2018 or 2017. We have no Level 1 securities available for sale.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 18 – FAIR VALUE MEASUREMENTS (Continued)

Mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of aggregate cost or fair value and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of December 31, 2018 and 2017, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $1.1 million and $2.6 million, respectively.

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

Derivatives. The interest rate swap agreement was measured at fair value on a recurring basis. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves, and accordingly, the interest rate swap agreement is classified as Level 2.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government agency debt obligations	$187,077,000	$0	$187,077,000	$0
Mortgage-backed securities	43,658,000	0	43,658,000	0
Municipal general obligation bonds	102,497,000	0	98,768,000	3,729,000
Municipal revenue bonds	3,634,000	0	3,634,000	0
Other investments	500,000	0	500,000	0
Total	$337,366,000	$0	$333,637,000	$3,729,000

There were no transfers in or out of Level 1, Level 2 or Level 3 during 2018. The $1.5 million reduction in Level 3 municipal general obligation bonds during 2018 reflects the scheduled maturities of such bonds.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2018 are as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$8,181,000	$0	$0	$8,181,000
Foreclosed assets	811,000	0	0	811,000
Total	$8,992,000	$0	$0	$8,992,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

NOTE 19 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2018	2017	2016
Basic
Net income attributable to common shares	$42,024,000	$31,274,000	$31,913,000

Weighted average common shares outstanding	16,600,612	16,478,968	16,292,086

Basic earnings per common share	$2.53	$1.90	$1.96
Diluted
Net income attributable to common shares	$42,024,000	$31,274,000	$31,913,000

Weighted average common shares outstanding for basic earnings per common share	16,600,612	16,478,968	16,292,086

Add: Dilutive effects of share-based awards	5,804	10,102	18,644

Average shares and dilutive potential common shares	16,606,416	16,489,070	16,310,730

Diluted earnings per common share	$2.53	$1.90	$1.96

Stock options for approximately 6,500, 7,000 and 11,000 shares of common stock were antidilutive and were not included in determining dilutive earnings per share in 2018, 2017 and 2016, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

The following table depicts our five business trusts as of December 31, 2018:

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

December 31, 2018

NOTE 21 - REGULATORY MATTERS (Continued)

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At year-end 2018 and 2017, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2018 that we believe have changed our bank’s categorization.

Our actual capital levels (dollars in thousands) and minimum required levels were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2018
Total capital (to risk weighted assets)
Consolidated	$396,102	12.5%	$253,413	8.0%	NA	NA
Bank	388,591	12.3	253,225	8.0	316,531	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	373,721	11.8	190,060	6.0	NA	NA
Bank	366,211	11.6	189,919	6.0	253,225	8.0
Common equity (to risk weighted assets)
Consolidated	329,596	10.4	142,545	4.5	NA	NA
Bank	366,211	11.6	142,439	4.5	205,745	6.5
Tier 1 capital (to average assets)
Consolidated	373,721	11.4	131,014	4.0	NA	NA
Bank	366,211	11.2	130,913	4.0	163,641	5.0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

Under the final Basel III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement has been phased in over three years beginning in 2016. The capital buffer requirement effectively raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of December 31, 2018, our bank would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis.

Federal and state banking laws and regulations place certain restrictions on the amount of dividends our bank can transfer to Mercantile and on the capital levels that must be maintained. At year-end 2018, under the most restrictive of these regulations, our bank could distribute approximately $38.8 million to Mercantile as dividends without prior regulatory approval. Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 11, 2018, our Board of Directors declared a cash dividend on our common stock in the amount of $0.22 per share that was paid on March 21, 2018 to shareholders of record as of March 9, 2018. On April 12, 2018, our Board of Directors declared a cash dividend on our common stock in the amount of $0.22 per share that was paid on June 20, 2018 to shareholders of record as of June 8, 2018. On July 12, 2018, our Board of Directors declared a cash dividend on our common stock in the amount of $0.24 per share that was paid on September 19, 2018 to shareholders of record as of September 7, 2018. On October 11, 2018, our Board of Directors declared a cash dividend on our common stock in the amount of $0.25 per share that was paid on December 19, 2018 to shareholders of record as of December 7, 2018. In addition, on October 11, 2018, our Board of Directors declared a special cash dividend on our common stock in the amount of $0.75 per share that was paid on December 19, 2018 to shareholders of record as of December 7, 2018.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 21 - REGULATORY MATTERS (Continued)

On January 17, 2019, our Board of Directors declared a cash dividend on our common stock in the amount of $0.26 per share that will be paid on March 20, 2019 to shareholders of record as of March 8, 2019.

On January 30, 2015, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced a $15.0 million expansion of the stock repurchase plan. During 2018, we purchased a total of 199,905 shares at a total price of $5.9 million, at an average price per share of $29.73. Since inception through year-end 2018, we purchased a total of 1,156,324 shares at a total price of $25.4 million, at an average price per share of $22.00. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank.

Our consolidated capital levels as of December 31, 2018 and 2017 include $44.1 million and $43.4 million, respectively, of trust preferred securities. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core capital elements that may be included in Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. At December 31, 2018 and 2017, all $44.1 million and $43.4 million, respectively, of the trust preferred securities were included as Tier 1 capital of Mercantile.

NOTE 22 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

At December 31, 2018, accumulated other comprehensive income, net of tax effects (as applicable), consisted of a net unrealized loss on available for sale securities of $8.2 million. At December 31, 2017, accumulated other comprehensive income, net of tax effects (as applicable), consisted of a net unrealized loss on available for sale securities of $4.9 million and the fair value of an interest rate swap of less than negative $0.1 million. At December 31, 2016, accumulated other comprehensive income, net of tax effects (as applicable), consisted of a net unrealized loss on available for sale securities of $5.5 million and the fair value of an interest rate swap of negative $0.1 million.

NOTE 23 - QUARTERLY FINANCIAL DATA (Unaudited)

	Interest	Net Interest	Net	Earnings per Share
	Income	Income	Income	Basic	Diluted
2018
First quarter	$34,981,000	$30,199,000	$10,881,000	$0.66	$0.66
Second quarter	34,319,000	29,225,000	9,446,000	0.57	0.57
Third quarter	35,486,000	29,840,000	10,123,000	0.61	0.61
Fourth quarter	37,195,000	30,818,000	11,574,000	0.70	0.70

2017
First quarter	$28,704,000	$25,509,000	$7,615,000	$0.46	$0.46
Second quarter	30,903,000	27,193,000	7,343,000	0.45	0.45
Third quarter	33,034,000	28,644,000	8,337,000	0.51	0.51
Fourth quarter	32,902,000	28,402,000	7,979,000	0.48	0.48

Net income for the fourth quarter of 2017 was impacted by $1.3 million in federal income tax expense to revalue net deferred tax assets relating to the federal tax law change.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 24 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)

CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

	2018	2017
ASSETS
Cash and cash equivalents	$9,653,000	$9,704,000
Investment in bank subsidiary	394,561,000	383,941,000
Other assets	19,740,000	20,435,000

Total assets	$423,954,000	$414,080,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$2,506,000	$2,693,000
Subordinated debentures	46,199,000	45,517,000
Shareholders’ equity	375,249,000	365,870,000

Total liabilities and shareholders’ equity	$423,954,000	$414,080,000

CONDENSED STATEMENTS OF INCOME

	2018	2017	2016
Income
Interest and dividends from subsidiaries	$33,832,000	$16,203,000	$32,521,000
Total income	33,832,000	16,203,000	32,521,000

Expenses
Interest expense	2,999,000	2,496,000	2,490,000
Other operating expenses	4,424,000	3,651,000	2,953,000
Total expenses	7,423,000	6,147,000	5,443,000

Income before income tax benefit and equity in undistributed net income of subsidiary	26,409,000	10,056,000	27,078,000

Federal income tax benefit	(1,610,000)	(4,060,000)	(836,000)

Equity in undistributed net income of subsidiary	14,005,000	17,158,000	3,999,000

Net income	$42,024,000	$31,274,000	$31,913,000

Comprehensive income	$38,646,000	$32,821,000	$25,069,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 24 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)

CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2018	2017	2016
Cash flows from operating activities
Net income	$42,024,000	$31,274,000	$31,913,000
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiary	(14,005,000)	(17,158,000)	(3,999,000)
Stock-based compensation expense	2,410,000	1,981,000	1,459,000
Stock grants to directors for retainer fees	441,000	363,000	327,000
Gain on trust preferred securities repurchase	0	0	(2,970,000)
Change in other assets	1,384,000	(230,000)	387,000
Change in other liabilities	(187,000)	(677,000)	78,000
Net cash from operating activities	32,067,000	15,553,000	27,195,000

Cash flows from investing activities
Net capital investment into subsidiaries	0	0	0
Net cash for investing activities	0	0	0

Cash flows from financing activities
Stock option exercises, net of cashless exercises	108,000	318,000	978,000
Employee stock purchase plan	52,000	46,000	36,000
Dividend reinvestment plan	1,165,000	1,576,000	1,601,000
Repurchase of common shares	(5,943,000)	0	(3,732,000)
Cash dividends on common stock	(27,500,000)	(12,046,000)	(18,731,000)
Repurchase of trust preferred securities	0	0	(8,030,000)
Net cash for financing activities	(32,118,000)	(10,106,000)	(27,878,000)

Net change in cash and cash equivalents	(51,000)	5,447,000	(683,000)

Cash and cash equivalents at beginning of period	9,704,000	4,257,000	4,940,000

Cash and cash equivalents at end of period	$9,653,000	$9,704,000	$4,257,000

EXHIBIT INDEX

Exhibit No.	EXHIBIT DESCRIPTION

2.1	Agreement and Plan of Merger dated August 14, 2013, incorporated by reference to exhibit 2.1 to our Current Report on Form 8-K filed August 15, 2013

2.2	First Amendment to Merger Agreement dated February 20, 2014, incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed February 21, 2014

3.1	Our Articles of Incorporation are incorporated by reference to exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2009

3.2	Our Amended and Restated By-laws dated as of February 26, 2014 are incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K filed February 26, 2015

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

10.4	Mercantile Bank Corporation Employee Stock Purchase Plan of 2014 is incorporated by reference to exhibit 4(b) of our Registration Statement on Form S-8 that became effective on June 27, 2014

10.5

Employment Agreement dated as of November 13, 2014, effective as of December 31, 2014, among the company, our bank and Michael H. Price, incorporated by reference to exhibit 10.12 of our Form 10-K filed March 3, 2015*

10.6	Amendment to Employment Agreement of Michael H. Price, dated May 28, 2015, incorporated by reference to exhibit 10.1 of our Form 8-K filed May 28, 2015*

10.7	Second Amendment to Employment Agreement of Michael H. Price, dated July 14, 2016, incorporated by reference to exhibit 10.1 of our Form 8-K filed July 19, 2016*

10.8	Change in Control Agreement among the Company, the Bank and Michael H. Price, dated November 19, 2015, incorporated by reference to exhibit 10.2 of our Form 8-K filed November 19, 2015*

10.9	First Amendment to Change in Control Agreement among Mercantile, the Bank and Michael H. Price, dated July 14, 2016, incorporated by reference to exhibit 10.2 of our Form 8-K filed July 19, 2016*

10.10

Amended and Restated Change in Control Agreement of Robert B. Kaminski, Jr. dated November 29, 2018, effective December 31, 2018, incorporated by reference to exhibit 10.6 of our Form 8-K filed December 3, 2018*

Exhibit No.	EXHIBIT DESCRIPTION

10.11

Amended and Restated Change in Control Agreement of Charles E. Christmas dated November 29, 2018, effective December 31, 2018, incorporated by reference to exhibit 10.7 of our Form 8-K filed December 3, 2018*

10.12	2016 Mercantile Executive Officer Bonus Plan, incorporated by reference to exhibit 10.1 of our Form 8-K filed June 10, 2016*

10.13	2016 Mercantile General Counsel Bonus Plan, incorporated by reference to exhibit 10.2 of our Form 8-K filed June 10, 2016*

10.14	Form of Restricted Stock Award Agreement, incorporated by reference to exhibit 10.1 of our Form 8-K filed November 18, 2016*

10.15	Form of Stock Option Agreement, incorporated by reference to exhibit 10.2 of our Form 8-K filed November 18, 2016*

10.16	2017 Mercantile Executive Officer Bonus Plan, incorporated by reference to exhibit 10.1 of our Form 8-K filed May 26, 2017*

10.17	2018 Mercantile Executive Officer Bonus Plan, incorporated by reference to exhibit 10.1 of our Form 8-K filed May 25, 2018*

10.18

Amended and Restated Employment Agreement of Robert B. Kaminski, Jr. dated as of November 29, 2018, effective as of December 31, 2018, incorporated by reference to exhibit 10.1 of our Form 8-K filed December 3, 2018*

10.19

Amended and Restated Employment Agreement of Charles E. Christmas dated as of November 29, 2018, effective as of December 31, 2018, incorporated by reference to exhibit 10.2 of our Form 8-K filed December 3, 2018*

10.20

Amended and Restated Employment Agreement of Raymond E. Reitsma dated as of November 29, 2018, effective as of December 31, 2018, incorporated by reference to exhibit 10.3 of our Form 8-K filed December 3, 2018*

10.21

Amended and Restated Employment Agreement of Robert T. Worthington dated as of November 29, 2018, effective as of December 31, 2018, incorporated by reference to exhibit 10.4 of our Form 8-K filed December 3, 2018*

10.22

Amended and Restated Employment Agreement of Lonna L. Wiersma dated as of November 29, 2018, effective as of December 31, 2018, incorporated by reference to exhibit 10.5 of our Form 8-K filed December 3, 2018*

10.23

Amended and Restated Change in Control Agreement of Robert B. Kaminski, Jr. dated November 29, 2018, effective December 31, 2018, incorporated by reference to exhibit 10.6 of our Form 8-K filed December 3, 2018*

10.24

Amended and Restated Change in Control Agreement of Charles E. Christmas dated November 29, 2018, effective December 31, 2018, incorporated by reference to exhibit 10.7 of our Form 8-K filed December 3, 2018*

10.25	Form of Performance Based Restricted Stock Award Agreement, incorporated by reference to exhibit 10.8 of our Form 8-K filed December 3, 2018*

10.26	Director Fee Summary*

21	Subsidiaries of the company

23	Consent of BDO USA, LLP

Exhibit No.	EXHIBIT DESCRIPTION

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

101

The following information from Mercantile’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2019.

MERCANTILE BANK CORPORATION

/s/ Robert B. Kaminski, Jr.
Robert B. Kaminski, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2019.

/s/ David M. Cassard	/s/ Robert B. Kaminski, Jr.
David M. Cassard, Director	Robert B. Kaminski, Jr.
Director, President and Chief Executive Officer
/s/ Edward J. Clark	(principal executive officer)
Edward J. Clark, Director
/s/ Michael H. Price
/s/ Michelle L. Eldridge	Michael H. Price, Chairman of the Board
Michelle L. Eldridge, Director
/s/ Charles E. Christmas
/s/ Jeff A. Gardner	Charles E. Christmas, Executive Vice President,
Jeff A. Gardner, Director	Chief Financial Officer and Treasurer
(principal financial and accounting officer)
/s/ Edward B. Grant
Edward B. Grant, Director