Form 10-Q
period 2019-03-31
MERCANTILE BANK CORP
filed 2019-05-06
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes             No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes             No    X

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MBWM	The Nasdaq Stock Market LLC

At April 30, 2019, there were 16,422,967 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2019	2018

ASSETS
Cash and due from banks	$46,322,000	$64,872,000
Interest-earning deposits	168,572,000	10,482,000
Total cash and cash equivalents	214,894,000	75,354,000

Securities available for sale	337,876,000	337,366,000
Federal Home Loan Bank stock	18,002,000	16,022,000

Loans	2,799,639,000	2,753,085,000
Allowance for loan losses	(23,135,000)	(22,380,000)
Loans, net	2,776,504,000	2,730,705,000

Premises and equipment, net	50,109,000	48,321,000
Bank owned life insurance	69,789,000	69,647,000
Goodwill	49,473,000	49,473,000
Core deposit intangible, net	5,084,000	5,561,000
Other assets	30,023,000	31,458,000

Total assets	$3,551,754,000	$3,363,907,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$857,734,000	$889,784,000
Interest-bearing	1,753,240,000	1,573,924,000
Total deposits	2,610,974,000	2,463,708,000

Securities sold under agreements to repurchase	111,235,000	103,519,000
Federal Home Loan Bank advances	384,000,000	350,000,000
Subordinated debentures	46,369,000	46,199,000
Accrued interest and other liabilities	15,447,000	25,232,000
Total liabilities	3,168,025,000	2,988,658,000

Commitments and contingent liabilities (note 8)

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,421,025 shares outstanding at March 31, 2019 and 16,534,256 shares outstanding at December 31, 2018	305,346,000	308,005,000
Retained earnings	83,107,000	75,483,000
Accumulated other comprehensive income (loss)	(4,724,000)	(8,239,000)
Total shareholders’ equity	383,729,000	375,249,000

Total liabilities and shareholders’ equity	$3,551,754,000	$3,363,907,000

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2019	2018
Interest income
Loans, including fees	$35,789,000	$32,315,000
Securities, taxable	1,880,000	1,602,000
Securities, tax-exempt	561,000	594,000
Other interest-earning assets	407,000	470,000
Total interest income	38,637,000	34,981,000

Interest expense
Deposits	4,804,000	3,085,000
Short-term borrowings	104,000	57,000
Federal Home Loan Bank advances	2,234,000	945,000
Subordinated debentures and other borrowings	850,000	695,000
Total interest expense	7,992,000	4,782,000

Net interest income	30,645,000	30,199,000

Provision for loan losses	850,000	0

Net interest income after provision for loan losses	29,795,000	30,199,000

Noninterest income
Service charges on deposit and sweep accounts	1,077,000	1,053,000
Credit and debit card income	1,337,000	1,243,000
Mortgage banking income	1,057,000	884,000
Payroll services	505,000	482,000
Earnings on bank owned life insurance	1,630,000	331,000
Other income	1,026,000	388,000
Total noninterest income	6,632,000	4,381,000

Noninterest expense
Salaries and benefits	13,015,000	12,337,000
Occupancy	1,762,000	1,772,000
Furniture and equipment depreciation, rent and maintenance	635,000	548,000
Data processing costs	2,216,000	2,128,000
Other expense	4,202,000	4,362,000
Total noninterest expenses	21,830,000	21,147,000

Income before federal income tax expense	14,597,000	13,433,000

Federal income tax expense	2,773,000	2,552,000

Net income	$11,824,000	$10,881,000

Basic earnings per share	$0.72	$0.66
Diluted earnings per share	$0.72	$0.66
Cash dividends per share	$0.26	$0.22
Average basic shares outstanding	16,429,571	16,595,115
Average diluted shares outstanding	16,435,176	16,604,325

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Net income	$11,824,000	$10,881,000

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	4,449,000	(7,142,000)
Fair value of interest rate swap	0	2,000
Total other comprehensive income (loss)	4,449,000	(7,140,000)

Tax effect of unrealized holding gains (losses) on securities available for sale	(934,000)	1,500,000
Tax effect of fair value of interest rate swap	0	(1,000)
Total tax effect of other comprehensive income	(934,000)	1,499,000

Other comprehensive income (loss), net of tax effect	3,515,000	(5,641,000)

Comprehensive income	$15,339,000	$5,240,000

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

($ in thousands except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances, January 1, 2019	$0	$308,005	$75,483	$(8,239)	$375,249

Employee stock purchase plan (416 shares)		14			14

Dividend reinvestment plan (5,425 shares)		182			182

Stock option exercises (500 shares)		2			2

Stock-based compensation expense		744			744

Share repurchase program (119,120 shares)		(3,601)			(3,601)

Cash dividends ($0.26 per common share)			(4,200)		(4,200)

Net income for the three months ended March 31, 2019			11,824		11,824

Change in net unrealized holding gain/(loss) on securities available for sale, net of tax effect				3,515	3,515

Balances, March 31, 2019	$0	$305,346	$83,107	$(4,724)	$383,729

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

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities
Net income	$11,824,000	$10,881,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	2,178,000	2,483,000
Accretion of acquired loans	(146,000)	(357,000)
Provision for loan losses	850,000	0
Stock-based compensation expense	744,000	597,000
Proceeds from sales of mortgage loans held for sale	21,609,000	21,010,000
Origination of mortgage loans held for sale	(21,592,000)	(19,585,000)
Net gain from sales of mortgage loans held for sale	(705,000)	(736,000)
Net gain from sales and valuation write-downs of foreclosed assets	(27,000)	(105,000)
Net (gain) loss from sales and valuation write-downs of former bank premises	(558,000)	99,000
Net loss from sales and write-downs of fixed assets	0	53,000
Earnings on bank owned life insurance	(1,630,000)	(331,000)
Net change in:
Accrued interest receivable	(1,464,000)	(820,000)
Other assets	1,147,000	(866,000)
Accrued interest and other liabilities	(9,785,000)	722,000
Net cash from operating activities	2,445,000	13,045,000

Cash flows from investing activities
Loan originations and payments, net	(45,840,000)	7,257,000
Purchases of securities available for sale	(2,415,000)	(13,303,000)
Proceeds from maturities, calls and repayments of securities available for sale	6,162,000	4,609,000
Purchases of Federal Home Loan Bank stock	(1,980,000)	0
Proceeds from sales of foreclosed assets	171,000	410,000
Proceeds from sales of former bank premises	854,000	0
Proceeds from bank owned life insurance cash value release and death benefits	3,996,000	0
Purchases of bank owned life insurance	(2,500,000)	0
Net purchases of premises and equipment	(2,732,000)	(1,429,000)
Net cash for investing activities	(44,284,000)	(2,456,000)

Cash flows from financing activities
Net increase (decrease) in time deposits	165,532,000	(8,412,000)
Net increase (decrease) in all other deposits	(18,266,000)	26,100,000
Net increase (decrease) in securities sold under agreements to repurchase	7,716,000	(13,854,000)
Maturities of Federal Home Loan Bank advances	(10,000,000)	0
Proceeds from Federal Home Loan Bank advances	44,000,000	0
Proceeds from stock option exercises	2,000	54,000
Employee stock purchase plan	14,000	14,000
Dividend reinvestment plan	182,000	164,000
Repurchases of common stock	(3,601,000)	0
Payment of cash dividends to common shareholders	(4,200,000)	(3,599,000)
Net cash from financing activities	181,379,000	467,000

Net change in cash and cash equivalents	139,540,000	11,056,000
Cash and cash equivalents at beginning of period	75,354,000	200,101,000
Cash and cash equivalents at end of period	$214,894,000	$211,157,000

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2019	March 31, 2018
Supplemental disclosures of cash flows information
Cash paid during the period for:
Interest	$6,518,000	$4,529,000
Federal income tax	0	0
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	25,000	232,000
Transfers from bank premises to other real estate owned	0	296,000

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the three months ended March 31, 2019 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2019 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2018.

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

Approximately 263,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three months ended March 31, 2019. In addition, stock options for approximately 12,000 shares of common stock were included in determining diluted earnings per share for the three months ended March 31, 2019. Stock options for approximately 7,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three months ended March 31, 2019.

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. As of March 31, 2019 and December 31, 2018, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $1.8 million and $1.1 million, respectively. Loans held for sale are reported as part of our total loans on the balance sheet.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mortgage loans held for sale are generally sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold, which is reduced by the cost allocated to the servicing right. We generally lock in the sale price to the purchaser of the mortgage loan at the same time we make an interest rate commitment to the borrower. These mortgage banking activities are not designated as hedges and are carried at fair value. The net gain or loss on mortgage banking derivatives is included in the gain on sale of loans. Mortgage loans serviced for others totaled approximately $616 million as of March 31, 2019.

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

Adoption of New Accounting Standards: In February 2016, the FASB issued ASU 2016-02, Leases. This ASU (as subsequently amended by ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20) establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The ASU is effective for annual and interim periods beginning after December 15, 2018. The adoption of this new standard as of January 1, 2019 resulted in the recording of a ROU asset and associated lease liability of approximately $1.3 million. The ROU asset is included in other assets and the lease liability is included in other liabilities in the March 31, 2019 consolidated balance sheet.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU (as subsequently amended by ASU 2018-19) significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (i) financial assets subject to credit losses and measured at amortized cost, and (ii) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans, and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). We are currently evaluating the provisions of this ASU to determine the potential impact the new standard will have on our consolidated financial statements. We have selected a software vendor for applying this new standard, and are currently working on the framework and assumptions. We expect to have our initial CECL model operational during the second quarter of 2019, and plan to run the new model alongside our current incurred loss methodology for the remainder of 2019.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.    SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
U.S. Government agency debt obligations	$193,163,000	$612,000	$(6,883,000)	$186,892,000
Mortgage-backed securities	42,326,000	238,000	(554,000)	42,010,000
Municipal general obligation bonds	104,487,000	1,015,000	(390,000)	105,112,000
Municipal revenue bonds	3,380,000	18,000	(36,000)	3,362,000
Other investments	500,000	0	0	500,000

	$343,856,000	$1,883,000	$(7,863,000)	$337,876,000

December 31, 2018
U.S. Government agency debt obligations	$196,109,000	$310,000	$(9,342,000)	$187,077,000
Mortgage-backed securities	44,263,000	187,000	(792,000)	43,658,000
Municipal general obligation bonds	103,235,000	427,000	(1,165,000)	102,497,000
Municipal revenue bonds	3,688,000	4,000	(58,000)	3,634,000
Other investments	500,000	0	0	500,000

	$347,795,000	$928,000	$(11,357,000)	$337,366,000

Securities with unrealized losses at March 31, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2019
U.S. Government agency debt obligations	$0	$0	$153,927,000	$6,883,000	$153,927,000	$6,883,000
Mortgage-backed securities	3,404,000	1,000	26,840,000	551,000	30,244,000	552,000
Municipal general obligation bonds	253,000	1,000	38,347,000	390,000	38,600,000	391,000
Municipal revenue bonds	502,000	1,000	1,313,000	36,000	1,815,000	37,000
Other investments	0	0	0	0	0	0

	$4,159,000	$3,000	$220,427,000	$7,860,000	$224,586,000	$7,863,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.    SECURITIES (Continued)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2018
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

At March 31, 2019, 267 debt securities with fair values totaling $225 million have unrealized losses aggregating $7.9 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that the unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary.

The amortized cost and fair value of debt securities at March 31, 2019, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.    SECURITIES (Continued)

	Weighted
	Average	Amortized	Fair
	Yield (%)	Cost	Value

Due in 2019	2.05	$24,718,000	$24,702,000
Due in 2020 through 2024	2.29	67,504,000	67,148,000
Due in 2025 through 2029	2.73	112,356,000	110,312,000
Due in 2030 and beyond	3.18	96,452,000	93,204,000
Mortgage-backed securities	2.81	42,326,000	42,010,000
Other investments	6.50	500,000	500,000

Total available for sale securities	2.73	$343,856,000	$337,876,000

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $100 million and $98.2 million at March 31, 2019 and December 31, 2018, respectively, with estimated market values of $101 million and $97.4 million, respectively. Securities issued by all other states and their political subdivisions had a combined amortized cost of $8.0 million and $8.7 million at March 31, 2019 and December 31, 2018, respectively, with estimated market values of $8.0 million and $8.7 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $111 million and $104 million at March 31, 2019 and December 31, 2018, respectively. Investments in Federal Home Loan Bank stock are restricted and may only be resold or redeemed by the issuer.

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Our total loans at March 31, 2019 were $2.80 billion compared to $2.75 billion at December 31, 2018, an increase of $46.6 million, or 1.7%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at March 31, 2019 and December 31, 2018, and the percentage change in loans from the end of 2018 to the end of the first quarter of 2019, are as follows:

					Percent
	March 31, 2019		December 31, 2018		Increase
	Balance	%	Balance	%	(Decrease)
Originated loans
Commercial:
Commercial and industrial	$786,705,000	31.3%	$768,698,000	31.3%	2.3%
Vacant land, land development, and residential construction	41,179,000	1.6	39,950,000	1.6	3.1
Real estate – owner occupied	503,988,000	20.1	500,188,000	20.4	0.8
Real estate – non-owner occupied	767,318,000	30.6	745,127,000	30.4	3.0
Real estate – multi-family and residential rental	99,523,000	4.0	98,035,000	4.0	1.5
Total commercial	2,198,713,000	87.6	2,151,998,000	87.7	2.2

Retail:
Home equity and other	64,769,000	2.6	65,023,000	2.7	(0.4)
1-4 family mortgages	247,554,000	9.8	235,425,000	9.6	5.2
Total retail	312,323,000	12.4	300,448,000	12.3	4.0

Total originated loans	$2,511,036,000	100.0%	$2,452,446,000	100.0%	2.4%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

					Percent
	March 31, 2019		December 31, 2018		Increase
	Balance	%	Balance	%	(Decrease)
Acquired loans
Commercial:
Commercial and industrial	$52,502,000	18.2%	$54,025,000	18.0%	(2.8%)
Vacant land, land development, and residential construction	4,713,000	1.6	4,935,000	1.6	(4.5)
Real estate – owner occupied	47,530,000	16.5	48,431,000	16.1	(1.9)
Real estate – non-owner occupied	68,360,000	23.7	71,155,000	23.7	(3.9)
Real estate – multi-family and residential rental	28,380,000	9.8	29,562,000	9.8	(4.0)
Total commercial	201,485,000	69.8	208,108,000	69.2	(3.2)

Retail:
Home equity and other	18,358,000	6.4	20,416,000	6.8	(10.1)
1-4 family mortgages	68,760,000	23.8	72,115,000	24.0	(4.7)
Total retail	87,118,000	30.2	92,531,000	30.8	(5.8)

Total acquired loans	$288,603,000	100.0%	$300,639,000	100.0%	(4.0%)

					Percent
	March 31, 2019		December 31, 2018		Increase
	Balance	%	Balance	%	(Decrease)
Total loans
Commercial:
Commercial and industrial	$839,207,000	30.0%	$822,723,000	29.9%	2.0%
Vacant land, land development, and residential construction	45,892,000	1.6	44,885,000	1.6	2.2
Real estate – owner occupied	551,518,000	19.7	548,619,000	19.9	0.5
Real estate – non-owner occupied	835,678,000	29.8	816,282,000	29.7	2.4
Real estate – multi-family and residential rental	127,903,000	4.6	127,597,000	4.6	0.2
Total commercial	2,400,198,000	85.7	2,360,106,000	85.7	1.7

Retail:
Home equity and other	83,127,000	3.0	85,439,000	3.1	(2.7)
1-4 family mortgages	316,314,000	11.3	307,540,000	11.2	2.9
Total retail	399,441,000	14.3	392,979,000	14.3	1.6

Total loans	$2,799,639,000	100.0%	$2,753,085,000	100.0%	1.7%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The total contractually required payments due on and carrying value of acquired impaired loans were $7.7 million and $4.5 million, respectively, as of March 31, 2019. The total contractually required payments due on and carrying value of acquired impaired loans were $8.0 million and $4.6 million, respectively, as of December 31, 2018. Changes in the accretable yield for acquired impaired loans for the three months ended March 31, 2019 and March 31, 2018 were as follows:

Balance at December 31, 2018	$1,274,000
Additions	2,000
Accretion income	(119,000)
Net reclassification from nonaccretable to accretable	121,000
Reductions (1)	(8,000)

Balance at March 31, 2019	$1,270,000

Balance at December 31, 2017	$1,404,000
Additions	0
Accretion income	(131,000)
Net reclassification from nonaccretable to accretable	86,000
Reductions (1)	(40,000)

Balance at March 31, 2018	$1,319,000

(1) Reductions primarily reflect the result of exit events, including loan payoffs and charge-offs.

Nonperforming originated loans as of March 31, 2019 and December 31, 2018 were as follows:

	March 31,	December 31,
	2019	2018

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	1,035,000	803,000

Total nonperforming originated loans	$1,035,000	$803,000

Nonperforming acquired loans as of March 31, 2019 and December 31, 2018 were as follows:

	March 31,	December 31,
	2019	2018

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	3,103,000	3,338,000

Total nonperforming acquired loans	$3,103,000	$3,338,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The recorded principal balance of all nonperforming loans was as follows:

	March 31,	December 31,
	2019	2018
Commercial:
Commercial and industrial	$207,000	$17,000
Vacant land, land development, and residential construction	0	0
Real estate – owner occupied	767,000	950,000
Real estate – non-owner occupied	62,000	0
Real estate – multi-family and residential rental	135,000	141,000
Total commercial	1,171,000	1,108,000

Retail:
Home equity and other	447,000	454,000
1-4 family mortgages	2,520,000	2,579,000
Total retail	2,967,000	3,033,000

Total nonperforming loans	$4,138,000	$4,141,000

Acquired impaired loans are not reported as nonperforming loans based on acquired impaired loan accounting. Acquired non-impaired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated loan portfolio.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of March 31, 2019:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Originated loans
Commercial:
Commercial and industrial	$0	$6,000	$0	$6,000	$786,699,000	$786,705,000	$0
Vacant land, land development, and residential construction	0	0	0	0	41,179,000	41,179,000	0
Real estate – owner occupied	0	0	0	0	503,988,000	503,988,000	0
Real estate – non-owner occupied	0	0	0	0	767,318,000	767,318,000	0
Real estate – multi-family and residential rental	0	0	0	0	99,523,000	99,523,000	0
Total commercial	0	6,000	0	6,000	2,198,707,000	2,198,713,000	0

Retail:
Home equity and other	13,000	17,000	0	30,000	64,739,000	64,769,000	0
1-4 family mortgages	426,000	0	125,000	551,000	247,003,000	247,554,000	0
Total retail	439,000	17,000	125,000	581,000	311,742,000	312,323,000	0

Total past due loans	$439,000	$23,000	$125,000	$587,000	$2,510,449,000	$2,511,036,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

							Recorded
	30 – 59	60 – 89	Greater Than 89				Balance > 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Acquired loans
Commercial:
Commercial and industrial	$359,000	$0	$0	$359,000	$52,143,000	$52,502,000	$0
Vacant land, land development, and residential construction	0	0	0	0	4,713,000	4,713,000	0
Real estate – owner occupied	106,000	0	27,000	133,000	47,397,000	47,530,000	0
Real estate – non-owner occupied	28,000	0	61,000	89,000	68,271,000	68,360,000	0
Real estate – multi-family and residential rental	0	0	0	0	28,380,000	28,380,000	0
Total commercial	493,000	0	88,000	581,000	200,904,000	201,485,000	0

Retail:
Home equity and other	107,000	1,000	45,000	153,000	18,205,000	18,358,000	0
1-4 family mortgages	401,000	192,000	697,000	1,290,000	67,470,000	68,760,000	0
Total retail	508,000	193,000	742,000	1,443,000	85,675,000	87,118,000	0

Total past due loans	$1,001,000	$193,000	$830,000	$2,024,000	$286,579,000	$288,603,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2018:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Originated loans
Commercial:
Commercial and industrial	$186,000	$0	$0	$186,000	$768,512,000	$768,698,000	$0
Vacant land, land development, and residential construction	0	0	0	0	39,950,000	39,950,000	0
Real estate – owner occupied	0	0	0	0	500,188,000	500,188,000	0
Real estate – non-owner occupied	0	0	0	0	745,127,000	745,127,000	0
Real estate – multi-family and residential rental	0	0	0	0	98,035,000	98,035,000	0
Total commercial	186,000	0	0	186,000	2,151,812,000	2,151,998,000	0

Retail:
Home equity and other	44,000	0	0	44,000	64,979,000	65,023,000	0
1-4 family mortgages	291,000	0	137,000	428,000	234,997,000	235,425,000	0
Total retail	335,000	0	137,000	472,000	299,976,000	300,448,000	0

Total past due loans	$521,000	$0	$137,000	$658,000	$2,451,788,000	$2,452,446,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

							Recorded
	30 – 59	60 – 89	Greater Than 89				Balance > 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Acquired Loans
Commercial:
Commercial and industrial	$8,000	$0	$0	$8,000	$54,017,000	$54,025,000	$0
Vacant land, land development, and residential construction	19,000	0	0	19,000	4,916,000	4,935,000	0
Real estate – owner occupied	108,000	950,000	0	1,058,000	47,373,000	48,431,000	0
Real estate – non-owner occupied	62,000	0	0	62,000	71,093,000	71,155,000	0
Real estate – multi-family and residential rental	0	0	0	0	29,562,000	29,562,000	0
Total commercial	197,000	950,000	0	1,147,000	206,961,000	208,108,000	0

Retail:
Home equity and other	167,000	31,000	0	198,000	20,218,000	20,416,000	0
1-4 family mortgages	821,000	347,000	612,000	1,780,000	70,335,000	72,115,000	0
Total retail	988,000	378,000	612,000	1,978,000	90,553,000	92,531,000	0

Total past due loans	$1,185,000	$1,328,000	$612,000	$3,125,000	$297,514,000	$300,639,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans as of March 31, 2019, and average originated impaired loans for the three months ended March 31, 2019, were as follows:

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$9,577,000	$9,577,000		$9,091,000
Vacant land, land development and residential construction	91,000	91,000		92,000
Real estate – owner occupied	503,000	502,000		567,000
Real estate – non-owner occupied	0	0		0
Real estate – multi-family and residential rental	0	0		0
Total commercial	10,171,000	10,170,000		9,750,000

Retail:
Home equity and other	628,000	607,000		597,000
1-4 family mortgages	1,033,000	364,000		377,000
Total retail	1,661,000	971,000		974,000

Total with no related allowance recorded	$11,832,000	$11,141,000		$10,724,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$5,509,000	$5,506,000	$546,000	$5,258,000
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	2,696,000	2,696,000	308,000	2,677,000
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	138,000	131,000	1,000	133,000
Total commercial	8,343,000	8,333,000	855,000	8,068,000

Retail:
Home equity and other	394,000	381,000	168,000	406,000
1-4 family mortgages	407,000	336,000	23,000	338,000
Total retail	801,000	717,000	191,000	744,000

Total with an allowance recorded	$9,144,000	$9,050,000	$1,046,000	$8,812,000

Total impaired loans:
Commercial	$18,514,000	$18,503,000	$855,000	$17,818,000
Retail	2,462,000	1,688,000	191,000	1,718,000
Total impaired loans	$20,976,000	$20,191,000	$1,046,000	$19,536,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans as of March 31, 2019, and average impaired acquired loans for the three months ended March 31, 2019, were as follows:

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$394,000	$394,000		$396,000
Vacant land, land development and residential construction	0	0		0
Real estate – owner occupied	853,000	837,000		1,015,000
Real estate – non-owner occupied	61,000	61,000		31,000
Real estate – multi-family and residential rental	45,000	25,000		26,000
Total commercial	1,353,000	1,317,000		1,468,000

Retail:
Home equity and other	609,000	569,000		465,000
1-4 family mortgages	2,543,000	1,779,000		1,814,000
Total retail	3,152,000	2,348,000		2,279,000

Total with no related allowance recorded	$4,505,000	$3,665,000		$3,747,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$157,000	$149,000	$27,000	$158,000
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	145,000	145,000	0	146,000
Real estate – non-owner occupied	189,000	189,000	0	199,000
Real estate – multi-family and residential rental	0	0	0	2,000
Total commercial	491,000	483,000	27,000	505,000

Retail:
Home equity and other	301,000	298,000	123,000	369,000
1-4 family mortgages	480,000	449,000	75,000	410,000
Total retail	781,000	747,000	198,000	779,000

Total with an allowance recorded	$1,272,000	$1,230,000	$225,000	$1,284,000

Total impaired loans:
Commercial	$1,844,000	$1,800,000	$27,000	$1,973,000
Retail	3,933,000	3,095,000	198,000	3,058,000
Total impaired loans	$5,777,000	$4,895,000	$225,000	$5,031,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans as of December 31, 2018, and average impaired originated loans for the three months ended March 31, 2018, were as follows:

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$8,604,000	$8,604,000		$206,000
Vacant land, land development and residential construction	94,000	94,000		17,000
Real estate – owner occupied	632,000	632,000		2,164,000
Real estate – non-owner occupied	0	0		0
Real estate – multi-family and residential rental	0	0		343,000
Total commercial	9,330,000	9,330,000		2,730,000

Retail:
Home equity and other	607,000	586,000		716,000
1-4 family mortgages	1,053,000	390,000		437,000
Total retail	1,660,000	976,000		1,153,000

Total with no related allowance recorded	$10,990,000	$10,306,000		$3,883,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$5,011,000	$5,011,000	$83,000	$2,561,000
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	2,658,000	2,658,000	363,000	1,532,000
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	140,000	135,000	5,000	72,000
Total commercial	7,809,000	7,804,000	451,000	4,165,000

Retail:
Home equity and other	442,000	431,000	194,000	823,000
1-4 family mortgages	409,000	341,000	44,000	232,000
Total retail	851,000	772,000	238,000	1,055,000

Total with an allowance recorded	$8,660,000	$8,576,000	$689,000	$5,220,000

Total impaired loans:
Commercial	$17,139,000	$17,134,000	$451,000	$6,895,000
Retail	2,511,000	1,748,000	238,000	2,208,000
Total impaired loans	$19,650,000	$18,882,000	$689,000	$9,103,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans as of December 31, 2018, and average impaired acquired loans for the three months ended March 31, 2018, were as follows:

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$398,000	$398,000		$877,000
Vacant land, land development and residential construction	0	0		0
Real estate – owner occupied	1,193,000	1,193,000		687,000
Real estate – non-owner occupied	0	0		235,000
Real estate – multi-family and residential rental	45,000	26,000		131,000
Total commercial	1,636,000	1,617,000		1,930,000

Retail:
Home equity and other	388,000	361,000		578,000
1-4 family mortgages	2,494,000	1,849,000		2,080,000
Total retail	2,882,000	2,210,000		2,658,000

Total with no related allowance recorded	$4,518,000	$3,827,000		$4,588,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$175,000	$166,000	$43,000	$0
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	147,000	147,000	0	799,000
Real estate – non-owner occupied	210,000	210,000	0	0
Real estate – multi-family and residential rental	3,000	3,000	0	0
Total commercial	535,000	526,000	43,000	799,000

Retail:
Home equity and other	462,000	440,000	178,000	0
1-4 family mortgages	418,000	371,000	89,000	0
Total retail	880,000	811,000	267,000	0

Total with an allowance recorded	$1,415,000	$1,337,000	$310,000	$799,000

Total impaired loans:
Commercial	$2,171,000	$2,143,000	$43,000	$2,729,000
Retail	3,762,000	3,021,000	267,000	2,658,000
Total impaired loans	$5,933,000	$5,164,000	$310,000	$5,387,000

Impaired loans for which no allocation of the allowance for loan losses has been made generally reflect situations whereby the loans have been charged-down to estimated collateral value. Interest income recognized on accruing troubled debt restructurings totaled $0.3 million during the first quarters of 2019 and 2018. No interest income was recognized on nonaccrual loans during either the first quarter of 2019 or 2018. Lost interest income on nonaccrual loans totaled less than $0.1 million during the first quarters of 2019 and 2018.

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

Credit quality indicators were as follows as of March 31, 2019:

Originated loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$502,445,000	$27,712,000	$322,379,000	$540,692,000	$72,447,000
Grades 5 – 7	271,530,000	13,376,000	172,354,000	226,626,000	26,895,000
Grades 8 – 9	12,730,000	91,000	9,255,000	0	181,000
Total commercial	$786,705,000	$41,179,000	$503,988,000	$767,318,000	$99,523,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$64,769,000	$247,554,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Acquired loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$34,515,000	$1,185,000	$21,891,000	$53,083,000	$16,889,000
Grades 5 – 7	17,783,000	3,267,000	24,549,000	15,140,000	11,444,000
Grades 8 – 9	204,000	261,000	1,090,000	137,000	47,000
Total commercial	$52,502,000	$4,713,000	$47,530,000	$68,360,000	$28,380,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$18,358,000	$68,760,000

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses and the recorded investments in originated loans as of and during the three months ended March 31, 2019 are as follows:

	Commercial	Retail
	Loans	Loans	Unallocated	Total

Allowance for loan losses:
Beginning balance	$19,442,000	$2,068,000	$44,000	$21,554,000
Provision for loan losses	578,000	207,000	184,000	969,000
Charge-offs	0	(174,000)	0	(174,000)
Recoveries	30,000	39,000	0	69,000
Ending balance	$20,050,000	$2,140,000	$228,000	$22,418,000

Ending balance: individually evaluated for impairment	$855,000	$191,000	$0	$1,046,000

Ending balance: collectively evaluated for impairment	$19,195,000	$1,949,000	$228,000	$21,372,000

Total loans:
Ending balance	$2,198,713,000	$312,323,000		$2,511,036,000

Ending balance: individually evaluated for impairment	$18,503,000	$1,688,000		$20,191,000

Ending balance: collectively evaluated for impairment	$2,180,210,000	$310,635,000		$2,490,845,000

Activity in the allowance for loan losses for acquired loans during the three months ended March 31, 2019 is as follows:

	Commercial	Retail
	Loans	Loans	Unallocated	Total

Allowance for loan losses:
Beginning balance	$177,000	$649,000	$0	$826,000
Provision for loan losses	(16,000)	(103,000)	0	(119,000)
Charge-offs	0	0	0	0
Recoveries	0	10,000	0	10,000
Ending balance	$161,000	$556,000	$0	$717,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses for originated loans during the three months ended March 31, 2018 and the recorded investments in originated loans as of December 31, 2018 are as follows:

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the three months ended March 31, 2019 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance
Originated loans
Commercial:
Commercial and industrial	11	$591,000	$3,164,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	1	70,000	70,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total originated commercial	12	661,000	3,234,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0
Total originated retail	0	0	0

Total originated loans	12	$661,000	$3,234,000

Acquired loans
Commercial:
Commercial and industrial	0	$0	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	1	690,000	679,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total acquired commercial	1	690,000	679,000

Retail:
Home equity and other	4	70,000	70,000
1-4 family mortgages	1	32,000	32,000
Total acquired retail	5	102,000	102,000

Total acquired loans	6	$792,000	$781,000

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following originated loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended March 31, 2019 (amounts as of period end):

		Recorded
	Number of	Principal
	Contracts	Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	0	$0

The following acquired loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended March 31, 2019 (amounts as of period end):

		Recorded
	Number of	Principal
	Contracts	Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0

Retail:
Home equity and other	2	54,000
1-4 family mortgages	0	0
Total retail	2	54,000

Total	2	$54,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the three months ended March 31, 2019 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$13,590,000	$0	$2,682,000	$0	$0
Charge-Offs	0	0	0	0	0
Payments	(1,656,000)	0	(39,000)	0	0
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	3,138,000	0	70,000	0	0
Ending Balance	$15,072,000	$0	$2,713,000	$0	$0

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$938,000	$142,000
Charge-Offs	0	0
Payments	(23,000)	(1,000)
Transfers to ORE	0	0
Net Additions/Deletions	0	0
Ending Balance	$915,000	$141,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for acquired loans categorized as troubled debt restructurings during the three months ended March 31, 2019 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$548,000	$0	$418,000	$210,000	$24,000
Charge-Offs	0	0	0	0	0
Payments	(10,000)	0	(9,000)	(21,000)	(3,000)
Transfers to ORE	0	0	(97,000)	0	0
Net Additions/Deletions	0	0	670,000	0	0
Ending Balance	$538,000	$0	$982,000	$189,000	$21,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$464,000	$436,000
Charge-Offs	0	0
Payments	(5,000)	(10,000)
Transfers to ORE	0	0
Net Additions/Deletions	70,000	32,000
Ending Balance	$529,000	$458,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance related to loans categorized as troubled debt restructurings was as follows:

	March 31,	December 31,
	2019	2018

Commercial:
Commercial and industrial	$382,000	$126,000
Vacant land, land development, and residential construction	0	0
Real estate – owner occupied	308,000	363,000
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	690,000	489,000

Retail:
Home equity and other	258,000	337,000
1-4 family mortgages	86,000	110,000
Total retail	344,000	447,000

Total related allowance	$1,034,000	$936,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	March 31,	December 31,
	2019	2018

Land and improvements	$18,140,000	$18,198,000
Buildings	53,983,000	45,362,000
Furniture and equipment	12,291,000	18,139,000
	84,414,000	81,699,000
Less: accumulated depreciation	34,305,000	33,378,000

Premises and equipment, net	$50,109,000	$48,321,000

Depreciation expense totaled $0.9 million and $0.8 million during the first quarters of 2019 and 2018, respectively.

5.    DEPOSITS

Our total deposits at March 31, 2019 totaled $2.61 billion, an increase of $147 million, or 6.0%, from December 31, 2018. The components of our outstanding balances at March 31, 2019 and December 31, 2018, and percentage change in deposits from the end of 2018 to the end of the first quarter of 2019, are as follows:

					Percent
	March 31, 2019		December 31, 2018		Increase
	Balance	%	Balance	%	(Decrease)

Noninterest-bearing checking	$857,734,000	32.9%	$889,784,000	36.1%	(3.6%)
Interest-bearing checking	324,802,000	12.4	339,089,000	13.8	(4.2)
Money market	484,035,000	18.5	434,333,000	17.6	11.4
Savings	295,383,000	11.3	317,014,000	12.9	(6.8)
Time, under $100,000	198,243,000	7.6	160,092,000	6.5	23.8
Time, $100,000 and over	265,242,000	10.2	210,164,000	8.5	26.2
Total local deposits	2,425,439,000	92.9	2,350,476,000	95.4	3.2

Out-of-area time, under $100,000	0	NA	0	NA	NA
Out-of-area time, $100,000 and over	185,535,000	7.1	113,232,000	4.6	63.9
Total out-of-area deposits	185,535,000	7.1	113,232,000	4.6	63.9

Total deposits	$2,610,974,000	100.0%	$2,463,708,000	100.0%	6.0%

Time deposits of more than $250,000 totaled $323 million and $232 million at March 31, 2019 and December 31, 2018, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements follows:

	Three Months Ended	Twelve Months Ended
	March 31, 2019	December 31, 2018

Outstanding balance at end of period	$111,235,000	$103,519,000
Average interest rate at end of period	0.25%	0.26%

Average daily balance during the period	$98,923,000	$101,005,000
Average interest rate during the period	0.25%	0.24%

Maximum daily balance during the period	$119,161,000	$123,046,000

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

7.    FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES

Federal Home Loan Bank of Indianapolis (“FHLBI”) advances totaled $384 million at March 31, 2019, and were expected to mature from April 2019 through June 2025, with fixed rates of interest from 1.20% to 3.18% and averaging 2.37%. FHLBI advances totaled $350 million at December 31, 2018, and were expected to mature at varying dates from January 2019 through June 2025, with fixed rates of interest from 1.20% to 3.18% and averaging 2.30%.

Each advance is payable at its maturity date and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2019 totaled about $827 million, with remaining availability based on collateral approximating $437 million.

Maturities of currently outstanding FHLBI advances are as follows:

2019	$30,000,000
2020	40,000,000
2021	70,000,000
2022	94,000,000
2023	80,000,000
Thereafter	70,000,000

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on our credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and is generally recorded as a liability. There was no reserve or liability balance for these instruments as of March 31, 2019 and December 31, 2018.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at March 31, 2019 and December 31, 2018 follows:

	March 31,	December 31,
	2019	2018

Commercial unused lines of credit	$759,338,000	$784,895,000
Unused lines of credit secured by 1 – 4 family residential properties	57,030,000	57,378,000
Credit card unused lines of credit	51,305,000	47,432,000
Other consumer unused lines of credit	20,253,000	20,231,000
Commitments to make loans	126,590,000	101,517,000
Standby letters of credit	23,154,000	25,322,000
	$1,037,670,000	$1,036,775,000

9.    HEDGING ACTIVITIES

Our interest rate risk policy includes guidelines for measuring and monitoring interest rate risk. Within these guidelines, parameters have been established for maximum fluctuations in net interest income. Possible fluctuations are measured and monitored using net interest income simulation. Our policy provides for the use of certain derivative instruments and hedging activities to aid in managing interest rate risk to within the policy parameters. We were not a party to derivative instruments or involved in off-balance sheet hedging activities as of March 31, 2019 or December 31, 2018.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	Level in	March 31, 2019		December 31, 2018
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Values	Values	Values	Values

Financial assets:
Cash	Level 1	$14,918	$14,918	$15,656	$15,656
Cash equivalents	Level 2	199,976	199,976	59,698	59,698
Securities available for sale	(1)	337,876	337,876	337,366	337,366
FHLBI stock	(2)	18,002	18,002	16,022	16,022
Loans, net	Level 3	2,774,694	2,818,384	2,729,583	2,711,687
Loans held for sale	Level 2	1,810	1,810	1,122	1,122
Mortgage servicing rights	Level 2	4,415	8,230	4,436	8,444
Accrued interest receivable	Level 2	11,360	11,360	9,896	9,896

Financial liabilities:
Deposits	Level 2	2,610,974	2,490,572	2,463,708	2,471,617
Repurchase agreements	Level 2	111,235	111,235	103,519	103,519
FHLBI advances	Level 2	384,000	387,530	350,000	348,428
Subordinated debentures	Level 2	46,369	46,380	46,199	46,543
Accrued interest payable	Level 2	3,723	3,723	2,249	2,249

(1)	See Note 11 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.

(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions; therefore, fair value is estimated at carrying amount.

Carrying amount is the estimated fair value for cash and cash equivalents, FHLBI stock, accrued interest receivable and payable, noninterest-bearing checking accounts and securities sold under agreements to repurchase. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. Fair value for loans is based on an exit price model as required by ASU 2016-01, taking into account inputs such as discounted cash flows, probability of default and loss given default assumptions. Fair value for deposits accounts other than noninterest-bearing checking accounts is based on discounted cash flows using current market rates applied to the estimated life. The fair value of mortgage servicing rights is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The fair values of subordinated debentures and FHLBI advances are based on current rates for similar financing. The fair value of off-balance sheet items is estimated to be nominal.

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

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government agencies, municipal general obligation and revenue bonds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information that becomes known to us necessitates an impairment. There was no such impairment as of March 31, 2019 or December 31, 2018. We have no Level 1 securities available for sale.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  FAIR VALUES (Continued)

Derivatives. Interest rate derivatives, such as interest rate swaps, are generally measured at fair value on a recurring basis. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves, and accordingly, are generally classified as Level 2. We were not a party to any such interest rate derivatives as of March 31, 2019 or December 31, 2018.

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of March 31, 2019 and December 31, 2018, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $1.8 million and $1.1 million, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  FAIR VALUES (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$186,892,000	$0	$186,892,000	$0
Mortgage-backed securities	42,010,000	0	42,010,000	0
Municipal general obligation bonds	105,112,000	0	101,383,000	3,729,000
Municipal revenue bonds	3,362,000	0	3,362,000	0
Other investments	500,000	0	500,000	0
Total	$337,876,000	$0	$334,147,000	$3,729,000

There were no transfers in or out of Level 1, Level 2 or Level 3 available for sale securities during the first three months of 2019.

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

There were no transfers in or out of Level 1, Level 2 or Level 3 available for sale securities during 2018. The $1.5 million reduction in Level 3 municipal general obligation bonds during 2018 reflects the scheduled maturities of such bonds.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  FAIR VALUES (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2019 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$8,757,000	$0	$0	$8,757,000
Foreclosed assets	396,000	0	0	396,000
Total	$9,153,000	$0	$0	$9,153,000

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2018 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$8,181,000	$0	$0	$8,181,000
Foreclosed assets	811,000	0	0	811,000
Total	$8,992,000	$0	$0	$8,992,000

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At March 31, 2019 and December 31, 2018, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since March 31, 2019 that we believe have changed our bank’s categorization.

Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Total capital (to risk weighted assets)
Consolidated	$402,469	12.6%	$256,344	8.0%	NA	NA
Bank	397,741	12.4	256,311	8.0	320,389	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	379,334	11.8	192,258	6.0	NA	NA
Bank	374,606	11.7	192,233	6.0	256,311	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	335,038	10.5	144,194	4.5	NA	NA
Bank	374,606	11.7	144,175	4.5	208,253	6.5
Tier 1 capital (to average assets)
Consolidated	379,334	11.2	135,908	4.0	NA	NA
Bank	374,606	11.0	135,868	4.0	169,835	5.0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.   REGULATORY MATTERS (Continued)

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total capital (to risk weighted assets)
Consolidated	$396,102	12.5%	$253,413	8.0%	NA	NA
Bank	388,591	12.3	253,225	8.0	316,531	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	373,721	11.8	190,060	6.0	NA	NA
Bank	366,211	11.6	189,919	6.0	253,225	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	329,596	10.4	142,545	4.5	NA	NA
Bank	366,211	11.6	142,439	4.5	205,745	6.5
Tier 1 capital (to average assets)
Consolidated	373,721	11.4	131,014	4.0	NA	NA
Bank	366,211	11.2	130,913	4.0	163,641	5.0

Our consolidated capital levels as of March 31, 2019 and December 31, 2018 include $44.3 million and $44.1 million, respectively, of trust preferred securities. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of March 31, 2019 and December 31, 2018, all $44.3 million and $44.1 million, respectively, of the trust preferred securities were included in our consolidated Tier 1 capital.

Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement effectively raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of March 31, 2019, our bank meets all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  REGULATORY MATTERS (Continued)

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 17, 2019, our Board of Directors declared a cash dividend on our common stock in the amount of $0.26 per share that was paid on March 20, 2019 to shareholders of record as of March 8, 2019. On April 11, 2019, our Board of Directors declared a cash dividend on our common stock in the amount of $0.26 per share that will be paid on June 19, 2019 to shareholders of record as of June 7, 2019.

On January 30, 2015, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced a $15.0 million expansion of the stock repurchase plan. During the first quarter of 2019, we purchased a total of 119,120 shares at a total price of $3.6 million, at an average price per share of $30.23. Since inception through March 31, 2019, we have purchased a total of 1,275,444 shares at a total price of $29.0 million, at an average price per share of $22.77. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the existing plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank.

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

Future Factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation or actions by bank regulators; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economies; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2018 or in this report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance company”), at March 31, 2019 and December 31, 2018 and the results of operations for the three months ended March 31, 2019 and March 31, 2018. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require us to apply significant judgment to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements included in this report. For a discussion of our significant accounting policies, see Note 1 of the Notes to our Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2018 (Commission file number 000-26719). Our critical accounting policies are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements, and actual results may differ from those estimates. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

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

Securities and Other Financial Instruments: Securities available for sale consist of bonds and notes which might be sold prior to maturity due to changes in interest rates, prepayment risks, yield and availability of alternative investments, liquidity needs or other factors. Securities classified as available for sale are reported at their fair value. Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than carrying value; (2) the financial condition and near term prospects of the issuer; and (3) the Company’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Fair values for securities available for sale are obtained from outside sources and applied to individual securities within the portfolio. The difference between the amortized cost and the current fair value of securities is recorded as a valuation adjustment and reported in other comprehensive income.

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

MERCANTILE BANK CORPORATION

Financial Overview

We reported net income of $11.8 million, or $0.72 per diluted share, for the first quarter of 2019, compared to $10.9 million, or $0.66 per diluted share, during the first quarter of 2018. A bank owned life insurance benefit claim and the gain on sale of a former branch facility during the first quarter of 2019 increased reported net income by approximately $1.8 million, or $0.11 per diluted share, while the successful collection of certain problem commercial loan relationships during the first quarter of 2018 increased reported net income by approximately $1.7 million, or $0.10 per diluted share. Excluding the impacts of these specific transactions, diluted earnings per share increased $0.05, or nearly 9%, during the current-year first quarter compared to the prior-year first quarter.

The overall quality of our loan portfolio remains strong, with nonperforming loans equaling only 0.15% of total loans as of March 31, 2019. Gross loan charge-offs totaled $0.2 million during the first quarter of 2019, while recoveries of prior period loan charge-offs totaled $0.1 million, providing for net loan charge-offs of $0.1 million, or 0.01% of average total loans on an annualized basis. We continue our collection efforts on charged-off loans and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

New commercial term loan originations totaled approximately $125 million during the first quarter of 2019, with total loans increasing a net $46.6 million during the same time period. The new loan pipeline remains strong, and at March 31, 2019, we had approximately $147 million in unfunded loan commitments on commercial construction and development projects that are in the construction phase. We believe our loan portfolio remains well diversified, with commercial and industrial loans and non-owner occupied commercial real estate (“CRE”) loans both comprising 30%, owner occupied CRE loans comprising 20% and residential mortgage and consumer loans aggregating 14% of total loans at March 31, 2019. As a percent of total commercial loans, commercial and industrial loans and owner occupied CRE loans combined equaled 58% at March 31, 2019.

We believe our funding structure also remains well diversified. As of March 31, 2019, noninterest-bearing checking accounts comprised 28%, interest-bearing checking and securities sold under agreements to repurchase (“sweep accounts”) combined for 14%, savings deposits and money market accounts aggregated to 25% and local time deposits accounted for 15% of total funds. Wholesale funds, comprised of brokered deposits and Federal Home Loan Bank of Indianapolis (“FHLBI”) advances, represented the remaining 18% of total funds.

Financial Condition

Our total assets increased $188 million during the first three months of 2019, and totaled $3.55 billion as of March 31, 2019. Total loans increased $46.6 million and interest-earning deposits increased $158 million. Noninterest-bearing deposits declined $32.1 during the first three months of 2019, generally reflecting federal income tax and bonus payments from certain of our commercial customers during the initial few weeks of the quarter. Interest-bearing deposits increased $179 million during the first quarter of 2019, primarily reflecting a special time deposit campaign, growth in money market deposit accounts and increased brokered deposits.

Commercial loans increased $40.1 million during the first three months of 2019, and at March 31, 2019 totaled $2.40 billion, or 85.7% of the loan portfolio. As of December 31, 2018, the commercial loan portfolio also comprised 85.7% of total loans. During the first three months of 2019, new commercial term loans to existing and new borrowers totaled $125 million. Commercial and industrial loans increased $16.5 million, owner occupied CRE loans increased $2.9 million and non-owner occupied CRE loans grew $19.4 million during the first three months of 2019. As a percent of total commercial loans, commercial and industrial loans and owner occupied CRE loans combined equaled 57.9% as of March 31, 2019, compared to 58.1% at December 31, 2018.

MERCANTILE BANK CORPORATION

We are very pleased with the approximately $2.25 billion in new commercial term loan fundings since the beginning of 2015, including about $125 million during the first three months of 2019. As of March 31, 2019, availability on existing construction and development loans totaled approximately $147 million, with most of those funds expected to be drawn over the next 12 to 18 months. Our current pipeline reports indicate continued strong commercial loan funding opportunities in future periods, including approximately $127 million in new lending commitments, a majority of which we expect to be accepted and funded over the next 12 to 18 months. Our commercial lenders also report substantial additional opportunities they are currently discussing with existing and potentially new borrowers.

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

Residential mortgage loans increased $8.8 million during the first quarter of 2019, totaling $316 million, or 11.3% of total loans, as of March 31, 2019. We originated $44.9 million in residential mortgage loans during the first three months of 2019, an increase of almost 10% compared to originations during the first three months of 2018. We sold $21.5 million of the residential mortgage loans originated during the first quarter of 2019, or about 48%, generally comprised of longer-term fixed rate residential mortgage loans. The remaining portion was added to our balance sheet, in large part comprised of adjustable rate residential mortgage loans. Despite the headwinds of an ongoing housing inventory shortage in most of our markets, we are pleased with the success of our strategic initiative to grow our residential mortgage banking operation over the past few years, and are optimistic that origination volumes will continue to grow in future periods. As of March 31, 2019, the level of residential mortgage loan pre-qualifications remained high. Other consumer-related loans declined $2.3 million during the first quarter of 2019, and at March 31, 2019 totaled $83.1 million, or 3.0% of total loans. Other consumer-related loans comprised 3.1% of total loans as of December 31, 2018. We expect this loan portfolio segment to decline in future periods as scheduled principal payments exceed origination volumes.

The following table summarizes our loan portfolio over the past twelve months:

	3/31/19	12/31/18	9/30/18	6/30/18	3/31/18
Commercial:
Commercial & Industrial	$839,207,000	$822,723,000	$818,112,000	$776,995,000	$739,805,000
Land Development & Construction	45,892,000	44,885,000	39,396,000	37,868,000	31,438,000
Owner Occupied Commercial RE	551,518,000	548,619,000	542,731,000	533,075,000	531,152,000
Non-Owner Occupied Commercial RE	835,678,000	816,282,000	811,767,000	818,376,000	794,206,000
Multi-Family & Residential Rental	127,903,000	127,597,000	94,101,000	95,656,000	96,428,000
Total Commercial	2,400,198,000	2,360,106,000	2,306,107,000	2,261,970,000	2,193,029,000

Retail:
1-4 Family Mortgages	316,314,000	307,540,000	301,765,000	283,657,000	264,996,000
Home Equity & Other Consumer Loans	83,127,000	85,439,000	89,545,000	91,229,000	93,179,000
Total Retail	399,441,000	392,979,000	391,310,000	374,886,000	358,175,000

Total	$2,799,639,000	$2,753,085,000	$2,697,417,000	$2,636,856,000	$2,551,204,000

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

Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest and foreclosed properties, totaled $4.5 million (0.1% of total assets) as of March 31, 2019, compared to $5.0 million (0.2% of total assets) as of December 31, 2018. Given the low level of nonperforming loans and accruing loans 30 to 89 days delinquent, combined with the manageable and steady level of watch list credits and what we believe are strong credit administration practices, we remain pleased with the overall quality of the loan portfolio.

The following tables provide a breakdown of nonperforming assets by collateral type:

NONPERFORMING LOANS

	3/31/19	12/31/18	9/30/18	6/30/18	3/31/18
Residential Real Estate:
Land Development	$45,000	$0	$0	$0	$0
Construction	0	0	0	0	0
Owner Occupied / Rental	3,032,000	3,157,000	3,498,000	3,104,000	3,269,000
	3,077,000	3,157,000	3,498,000	3,104,000	3,269,000

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	767,000	950,000	1,005,000	1,661,000	1,831,000
Non-Owner Occupied	62,000	0	0	0	0
	829,000	950,000	1,005,000	1,661,000	1,831,000

Non-Real Estate:
Commercial Assets	207,000	17,000	331,000	180,000	620,000
Consumer Assets	25,000	17,000	18,000	20,000	22,000
	232,000	34,000	349,000	200,000	642,000

Total	$4,138,000	$4,141,000	$4,852,000	$4,965,000	$5,742,000

MERCANTILE BANK CORPORATION

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	3/31/19	12/31/18	9/30/18	6/30/18	3/31/18
Residential Real Estate:
Land Development	$0	$0	$0	$0	$0
Construction	0	0	0	0	0
Owner Occupied / Rental	372,000	398,000	410,000	546,000	302,000
	372,000	398,000	410,000	546,000	302,000

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	24,000	413,000	538,000	296,000	2,082,000
Non-Owner Occupied	0	0	0	0	0
	24,000	413,000	538,000	296,000	2,082,000

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$396,000	$811,000	$948,000	$842,000	$2,384,000

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2019	2018	2018	2018	2018

Beginning balance	$4,141,000	$4,852,000	$4,965,000	$5,742,000	$7,143,000
Additions, net of transfers to ORE	525,000	1,181,000	748,000	51,000	928,000
Returns to performing status	0	0	0	0	(175,000)
Principal payments	(382,000)	(1,835,000)	(857,000)	(778,000)	(1,557,000)
Loan charge-offs	(146,000)	(57,000)	(4,000)	(50,000)	(597,000)

Total	$4,138,000	$4,141,000	$4,852,000	$4,965,000	$5,742,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2019	2018	2018	2018	2018

Beginning balance	$811,000	$948,000	$842,000	$2,384,000	$2,260,000
Additions	15,000	65,000	257,000	266,000	527,000
Sale proceeds	(429,000)	(128,000)	(147,000)	(1,807,000)	(299,000)
Valuation write-downs	(1,000)	(74,000)	(4,000)	(1,000)	(104,000)

Total	$396,000	$811,000	$948,000	$842,000	$2,384,000

MERCANTILE BANK CORPORATION

During the first quarter of 2019, loan charge-offs totaled $0.2 million while recoveries of prior period charge-offs equaled $0.1 million, providing for net loan charge-offs of $0.1 million, or an annualized 0.01% of average total loans. We continue our collection efforts on charged-off loans and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

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

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired commercial loans. Our migration analysis takes into account various time periods, with most weight placed on the time frame from December 31, 2010 through March 31, 2019. We believe this time period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general consensus of economic conditions in the near future.

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

The allowance for originated loans equaled $22.4 million, or 0.9% of total originated loans outstanding, as of March 31, 2019. The allowance for originated loans equaled $21.6 million, or 0.9% of total originated loans outstanding as of December 31, 2018. We also had an allowance for acquired loans, which equaled $0.7 million and $0.8 million as of March 31, 2019 and December 31, 2018, respectively. The allowance equaled 559% of nonperforming loans as of March 31, 2019, compared to 540% as of December 31, 2018.

MERCANTILE BANK CORPORATION

As of March 31, 2019, the allowance for originated loans was comprised of $21.4 million in general reserves relating to non-impaired loans, $0.2 million in specific reserve allocations relating to nonaccrual loans and $0.8 million in specific reserves on other loans, primarily accruing loans designated as troubled debt restructurings. Troubled debt restructurings totaled $21.6 million at March 31, 2019, consisting of $1.2 million that are on nonaccrual status and $20.4 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, are not included in our nonperforming loan totals. Impaired loans with an aggregate carrying value of $0.3 million as of March 31, 2019 had been subject to previous partial charge-offs aggregating $0.5 million. Those partial charge-offs were primarily recorded in 2015 and 2011. As of March 31, 2019, there were no specific reserves allocated to impaired loans that had been subject to a previous partial charge-off.

The following table provides a breakdown of our originated and acquired loans categorized as troubled debt restructurings:

	3/31/19	12/31/18	9/30/18	6/30/18	3/31/18

Performing	$20,363,000	$19,223,000	$11,300,000	$5,985,000	$9,876,000
Nonperforming	1,195,000	229,000	1,129,000	1,661,000	1,920,000

Total	$21,558,000	$19,452,000	$12,429,000	$7,646,000	$11,796,000

Although we believe the allowance is adequate to absorb loan losses in our originated loan portfolio as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Securities available for sale increased $0.5 million during the first three months of 2019, totaling $338 million as of March 31, 2019. Purchases during the first three months of 2019, consisting entirely of municipal bonds, totaled $2.4 million. Proceeds from matured U.S. Government agency bonds and from matured and called municipal bonds during the first three months of 2019 totaled $3.0 million and $1.3 million, respectively, with another $1.9 million from principal paydowns on mortgage-backed securities. At March 31, 2019, the portfolio was primarily comprised of U.S. Government agency bonds (55%), municipal bonds (32%) and U.S. Government agency issued or guaranteed mortgage-backed securities (13%). All of our securities are currently designated as available for sale, and are therefore stated at fair value. The fair value of securities designated as available for sale at March 31, 2019 totaled $338 million, including a net unrealized loss of $6.0 million. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function. We expect purchases during the remainder of 2019 to generally consist of U.S. Government agency bonds and municipal bonds, with the securities portfolio maintained at about 11% of total assets.

FHLBI stock totaled $18.0 million as of March 31, 2019, an increase of $2.0 million from the balance at December 31, 2018, reflecting additional FHLBI stock purchases associated with new FHLBI advances during the first three months of 2019. Our investment in FHLBI stock is necessary to engage in their advance and other financing programs. We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

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

MERCANTILE BANK CORPORATION

Interest-earning deposits, primarily consisting of excess funds deposited at the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate sensitivity. During the first three months of 2019, the average balance of these funds equaled $67.9 million, or 2.1% of average earning assets. We expect these funds to generally equal about 2% of average earning assets in future quarters.

Net premises and equipment equaled $50.1 million at March 31, 2019, an increase of $1.8 million during the first three months of 2019; the increase was attributable to net purchases of $2.7 million, in large part associated with the expansion project at our main office in Grand Rapids, Michigan. Depreciation expense totaled $0.9 million during the first quarter of 2019. Foreclosed and repossessed assets equaled $0.4 million as of March 31, 2019, down $0.4 million from year-end 2018. While we expect periodic transfers from loans to foreclosed and repossessed assets in future periods reflecting our collection efforts on some impaired lending relationships, we believe the overall strong quality of our loan portfolio will limit any overall increase in, and average balance of, this particular nonperforming asset category.

Total deposits increased $147 million during the first three months of 2019, totaling $2.61 billion at March 31, 2019. Local deposits and out-of-area deposits increased $75.0 million and $72.3 million, respectively, during the first three months of 2019. As a percent of total deposits, out-of-area deposits equaled 7.1% as of March 31, 2019, compared to 4.6% as of December 31, 2018.

Noninterest-bearing checking deposits and interesting-bearing checking deposits declined $32.1 million and $14.3 million, respectively, during the first three months of 2019, generally reflecting federal income tax and bonus payments from certain of our commercial customers during the initial few weeks of the quarter. Money market deposit accounts increased $49.7 million, in large part reflecting increased deposits from several of our existing customers. Local time deposits grew $93.2 million, in large part reflecting a special time deposit campaign during the latter half of the first quarter.

FHLBI advances increased $34.0 million during the first three months of 2019, totaling $384 million as of March 31, 2019. The FHLBI advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio and certain commercial real estate loans. Our borrowing line of credit as of March 31, 2019 totaled about $827 million, with remaining availability approximating $437 million.

The increase in out-of-area deposits and FHLBI advances during the first quarter of 2019, almost all in the month of January, primarily reflects the attainment of wholesale monies to fund strong loan growth recorded in late 2018 and early 2019 and to offset typical and expected seasonal business deposit withdrawals used for tax and bonus payments, as well as to maintain sufficient balance sheet liquidity.

Shareholders’ equity was $384 million at March 31, 2019, compared to $375 million at December 31, 2018. The $8.5 million increase during the first three months of 2019 primarily reflects the positive impact of net income totaling $11.8 million and the negative impact of cash dividends on common shares totaling $4.2 million. Positively impacting shareholders’ equity during the first three months of 2019 was a $3.5 million after-tax increase in the market value of our available for sale securities portfolio, reflecting the decline in market interest rates during that time period. Share repurchases aggregating $3.6 million had a negative impact on shareholders’ equity during the first quarter of 2019.

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

To assist in providing needed funds, we periodically obtain monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLBI, totaled $570 million, or 18.3% of combined deposits and borrowed funds, as of March 31, 2019, compared to $474 million, or 16.2% of combined deposits and borrowed funds, as of December 31, 2018.

MERCANTILE BANK CORPORATION

Sweep accounts increased $7.7 million during the first three months of 2019, totaling $111 million as of March 31, 2019. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings. Information regarding our repurchase agreements as of March 31, 2019 and during the first three months of 2019 is as follows:

Outstanding balance at March 31, 2019	$111,235,000
Weighted average interest rate at March 31, 2019	0.25%
Maximum daily balance three months ended March 31, 2019	$119,161,000
Average daily balance for three months ended March 31, 2019	$98,923,000
Weighted average interest rate for three months ended March 31, 2019	0.25%

As a member of FHLBI, we have access to FHLBI advance borrowing programs. FHLBI advances increased $34.0 million during the first three months of 2019, totaling $384 million as of March 31, 2019. The FHLBI advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio and certain commercial real estate loans. Our borrowing line of credit as of March 31, 2019 totaled about $827 million, with remaining availability approximating $437 million.

We also have the ability to borrow up to $50.0 million on a daily basis through a correspondent bank using an established unsecured federal funds purchased line of credit. We accessed this line of credit on several occasions during the initial part of the first quarter of 2019 to provide short-term assistance to strong loan growth and business checking withdrawals. Federal funds purchased averaged $5.6 million during the first three months of 2019, compared to our interest-earning deposit balance with the Federal Reserve Bank of Chicago that averaged $63.4 million. We also have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using certain municipal bonds as collateral, we could have borrowed up to $19.1 million as of March 31, 2019. We did not utilize this line of credit during the first three months of 2019 or at any time during the previous ten fiscal years, and do not plan to access this line of credit in future periods.

The following table reflects, as of March 31, 2019, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$1,961,954,000	$0	$0	$0	$1,961,954,000
Time deposits	314,040,000	284,085,000	50,895,000	0	649,020,000
Short-term borrowings	111,235,000	0	0	0	111,235,000
Federal Home Loan Bank advances	30,000,000	130,000,000	164,000,000	60,000,000	384,000,000
Subordinated debentures	0	0	0	46,369,000	46,369,000
Other borrowed money	0	0	0	2,962,000	2,962,000
Property and equipment leases	391,000	662,000	552,000	1,376,000	2,981,000

At March 31, 2019, we had right-of-use operating leases on three of our branch facilities and a majority of non-computer-related office equipment, such as copy machines. As reflected in the table above, minimum lease payments aggregated $3.0 million. In accordance with new lease accounting requirements, effective January 1, 2019, we recorded a right-of-use asset and associated lease liability for all leases exceeding one year terms for approximately $1.3 million.

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of March 31, 2019, we had a total of $1.01 billion in unfunded loan commitments and $23.2 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $888 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $127 million were for loan commitments generally expected to close and become funded within the next 12 to 18 months. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

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

Capital Resources

Shareholders’ equity was $384 million at March 31, 2019, compared to $375 million at December 31, 2018. The $8.5 million increase during the first three months of 2019 primarily reflects the positive impact of net income totaling $11.8 million and the negative impact of cash dividends on common shares totaling $4.2 million. Positively impacting shareholders’ equity during the first three months of 2019 was a $3.5 million after-tax increase in the market value of our available for sale securities portfolio, reflecting the decline in market interest rates during that time period. Share repurchases aggregating $3.6 million had a negative impact on shareholders’ equity during the first quarter of 2019.

On January 30, 2015, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced a $15.0 million expansion of the stock repurchase plan. During the first quarter of 2019, we purchased a total of 119,120 shares at a total price of $3.6 million, at an average price per share of $30.23. Since inception through March 31, 2019, we have purchased a total of 1,275,444 shares at a total price of $29.0 million, at an average price per share of $22.77. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the existing plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement effectively raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of March 31, 2019, our bank meets all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis.

As of March 31, 2019, our bank’s total risk-based capital ratio was 12.4%, compared to 12.3% at December 31, 2018. Our bank’s total regulatory capital increased $9.2 million during the first three months of 2019, in large part reflecting the net impact of net income totaling $13.4 million and cash dividends paid to us aggregating $5.5 million. Our bank’s total risk-based capital ratio was also impacted by a $38.6 million increase in total risk-weighted assets, primarily resulting from growth in total commercial loans. As of March 31, 2019, our bank’s total regulatory capital equaled $398 million, or approximately $77 million in excess of the 10.0% minimum that is among the requirements to be categorized as “well capitalized.” Our and our bank’s capital ratios as of March 31, 2019 and December 31, 2018 are disclosed in Note 12 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

We recorded net income of $11.8 million, or $0.72 per basic and diluted share, for the first quarter of 2019, compared to net income of $10.9 million, or $0.66 per basic and diluted share, for the first quarter of 2018. A bank owned life insurance death benefits claim and a gain on the sale of a former branch facility during the first quarter of 2019 increased reported net income by approximately $1.8 million, or $0.11 per diluted share, while the successful collection of certain problem commercial loan relationships during the first quarter of 2018 increased reported net income by approximately $1.7 million, or $0.10 per diluted share. Excluding the impacts of these specific transactions, diluted earnings per share increased $0.05, or 8.9%, during the current-year first quarter compared to the prior-year first quarter.

MERCANTILE BANK CORPORATION

The improved net income in the first quarter of 2019 compared to the prior-year first quarter resulted from increased noninterest income and net interest income, which more than offset higher provision expense and overhead costs. Noninterest income during the first quarter of 2019 benefited from the previously-mentioned bank owned life insurance death benefits claim and gain on the sale of a former branch facility. Excluding the impacts of these transactions, noninterest income during the current-year first quarter was up about 8% compared to the respective 2018 period, primarily reflecting increases in certain key fee income categories. The increased net interest income mainly resulted from a higher level of earning assets. The provision expense recorded during the first three months of 2019 primarily reflected ongoing net loan growth; no provision expense was made during the prior-year first quarter as a result of net loan recoveries being recorded during the period. The increased noninterest expense mainly reflected higher salary costs.

Interest income during the first quarter of 2019 was $38.6 million, an increase of $3.6 million, or 10.5%, from the $35.0 million earned during the first quarter of 2018. The increase resulted from growth in, and a higher yield on, average earning assets. Average earning assets equaled $3.21 billion during the current-year first quarter, up $186 million, or 6.1%, from the level of $3.02 billion during the prior-year first quarter; average loans were up $235 million, average interest-earning deposits were down $55.7 million, and average securities were up $6.0 million. The yield on average earning assets was 4.89% during the first quarter of 2019, compared to 4.70% during the first quarter of 2018. The increased yield on average earning assets primarily resulted from a change in earning asset mix and a higher yield on loans. The change in earning asset mix mainly reflected loan growth and a reduction in interest-earning deposits. On average, higher-yielding loans represented 86.8% of earning assets during the first quarter of 2019, up from 84.4% during the first quarter of 2018, while lower-yielding interest-earning deposits represented 2.1% of earning assets during the current-year first quarter, down from 4.1% during the respective 2018 period. The increase in the yield on loans from 5.14% during the first quarter of 2018 to 5.21% during the first quarter of 2019 was primarily due to a higher yield on commercial loans, which equaled 5.32% in the current-year first quarter compared to 5.23% during the prior-year first quarter. The increased commercial loan yield primarily resulted from higher interest rates on variable-rate commercial loans stemming from the Federal Open Market Committee (“FOMC”) raising the targeted federal funds rate by 25 basis points in each of March, June, September, and December 2018. Higher yields on securities and interest-earning deposits, primarily reflecting the rising interest rate environment during 2018, also contributed to the increased yield on average earning assets. Interest income related to purchased loan accounting entries totaled $0.2 million during the first quarter of 2019, compared to $2.3 million during the prior-year first quarter. Excluding interest income related to purchased loan accounting entries, the yield on loans equaled 5.18% during the first quarter of 2019, compared to 4.77% during the first quarter of 2018.

Interest expense during the first quarter of 2019 was $8.0 million, an increase of $3.2 million, or 67.1%, from the $4.8 million expensed during the first quarter of 2018. The increase in interest expense is primarily attributable to a higher weighted average cost of interest-bearing liabilities, which equaled 1.47% in the current-year first quarter compared to 0.94% in the prior-year first quarter. The increase in the weighted average cost of interest-bearing liabilities reflected higher costs of time deposits, borrowed funds, and certain non-time deposit accounts, and a change in funding mix. The cost of time deposits increased from 1.39% during the prior-year first quarter to 2.15% during the current-year first quarter, primarily reflecting the rising interest rate environment during 2018. A higher-costing time deposit special campaign, which was introduced in mid-first quarter 2019 and ended in early April 2019, also contributed to the increased cost of time deposits. The cost of borrowed funds increased from 1.83% during the first three months of 2018 to 2.43% during the respective 2019 period, mainly reflecting a higher cost of FHLBI advances, which equaled 2.36% during the first quarter of 2019 compared to 1.72% during the prior-year first quarter. Longer-term FHLBI advances totaling $194 million were obtained during the last eight months of 2018 and first month of 2019 to meet ongoing loan funding and interest rate risk management needs and offset typical and expected seasonal business deposit withdrawals in early 2019 that were used for bonus and tax payments. An increased cost of subordinated debentures and a change in borrowing mix also contributed to the higher cost of borrowed funds. The cost of subordinated debentures was 7.09% during the current-year first quarter, up from 5.87% during the respective 2018 period due to increased Libor rates stemming from the rising interest rate environment. Average higher-costing FHLBI advances represented 71.1% of average borrowed funds during the first quarter of 2019, up from 58.4% during the first quarter of 2018, while average lower-costing sweep accounts represented 18.6% and 28.7% of average borrowed funds during the respective periods.

MERCANTILE BANK CORPORATION

The cost of interest-bearing non-time deposit accounts increased from 0.46% during the first quarter of 2018 to 0.64% during the first quarter of 2019, primarily reflecting higher rates paid on money market accounts; the increased rates mainly reflect the rising interest rate during 2018. On average, higher-costing time deposits and borrowed funds represented 26.4% and 24.2%, respectively, of average interest-bearing liabilities during the first quarter of 2019, compared to 24.4% and 18.2%, respectively, during the prior-year first quarter. Average lower-costing non-time deposits represented 49.4% of average interest-bearing liabilities during the current-year first quarter, down from 57.4% during the respective 2018 period. An increase in average interest-bearing liabilities also contributed to the higher level of interest expense. Average interest-bearing liabilities were $2.20 billion during the first three months of 2019, up $134 million, or 6.5%, from the $2.07 billion average during the first three months of 2018.

Net interest income during the first quarter of 2019 was $30.6 million, an increase of $0.4 million, or 1.5%, from the $30.2 million earned during the first quarter of 2018. The increase in net interest income mainly resulted from an increase in average earning assets. The net interest margin decreased from 4.06% in the first quarter of 2018 to 3.88% in the current-year first quarter due to an increased cost of funds, which more than offset a higher yield on average earning assets. The net interest margin during the first quarter of 2018 benefited from an elevated level of interest income related to purchased loan accounting entries. Excluding the impact of these transactions, the net interest margin equaled 3.78% in the first quarter of 2018. The higher cost of funds primarily resulted from increased costs of time deposits, borrowed funds, and certain non-time deposit accounts, and a change in funding mix, while the higher yield on average earning assets primarily resulted from a change in earning asset mix and an increased yield on commercial loans. The change in earning asset mix mainly reflected loan growth and a decline in interest-earning deposits. The higher yield on commercial loans primarily resulted from increased interest rates on variable-rate commercial loans stemming from the aforementioned FOMC rate hikes.

The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the first quarters of 2019 and 2018. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield for the first quarters of 2019 and 2018 have been computed on a tax equivalent basis using a marginal tax rate of 21%. Securities interest income was increased by $60,000 and $75,000 in the first quarters of 2019 and 2018, respectively, for this non-GAAP, but industry standard, adjustment. This adjustment equated to a one basis point increase in our net interest margin during both the first quarter of 2019 and the respective 2018 period.

MERCANTILE BANK CORPORATION

	Quarters ended March 31,
	2 0 1 9			2 0 1 8
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$2,787,430	$35,789	5.21%	$2,552,070	$32,315	5.14%
Investment securities	354,459	2,501	2.82	348,431	2,271	2.61
Other interest-earning assets	67,915	407	2.40	123,633	470	1.52
Total interest - earning assets	3,209,804	38,697	4.89	3,024,134	35,056	4.70

Allowance for loan losses	(22,727)			(20,212)
Other assets	254,696			245,872

Total assets	$3,441,773			$3,249,794

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,668,562	$4,804	1.17%	$1,690,135	$3,085	0.74%
Short-term borrowings	104,534	104	0.40	108,048	57	0.22
Federal Home Loan Bank advances	379,067	2,234	2.36	220,000	945	1.72
Other borrowings	49,263	850	6.97	48,841	695	5.69
Total interest-bearing liabilities	2,201,426	7,992	1.47	2,067,024	4,782	0.94

Noninterest-bearing deposits	852,247			805,214
Other liabilities	11,997			12,035
Shareholders’ equity	376,103			365,521

Total liabilities and shareholders’ equity	$3,441,773			$3,249,794

Net interest income		$30,705			$30,274

Net interest rate spread			3.42%			3.76%
Net interest spread on average assets			3.62%			3.77%
Net interest margin on earning assets			3.88%			4.06%

A loan loss provision expense of $0.9 million was recorded during the first quarter of 2019, compared to no provision expense during the first quarter of 2018. The provision expense recorded during the current-year first quarter mainly reflected ongoing net loan growth. No provision expense was made during the prior-year first quarter in light of net loan recoveries being recorded during the period. During the first quarter of 2019, loan charge-offs totaled $0.2 million, while recoveries of prior period charge-offs equaled $0.1 million, providing for net loan charge-offs of $0.1 million. During the first quarter of 2018, loan charge-offs totaled $0.6 million, while recoveries of prior period charge-offs equaled $1.1 million, providing for net loan recoveries of $0.5 million. The allowance for originated loans, as a percentage of total originated loans, was 0.9% as of both March 31, 2019, and March 31, 2018. Our allowances for originated loans and acquired loans totaled $22.4 million and $0.7 million, respectively, as of March 31, 2019.

MERCANTILE BANK CORPORATION

Noninterest income during the first quarter of 2019 was $6.6 million, compared to $4.4 million during the prior-year first quarter. Noninterest income during the first quarter of 2019 included a bank owned life insurance death benefits claim of $1.3 million and a gain on the sale of a former branch facility of $0.6 million. Excluding the impacts of these transactions, noninterest income increased $0.4 million, or 8.2%, during the current-year first quarter compared to the respective 2018 period. The higher level of noninterest income primarily reflected increased mortgage banking activity income and credit and debit card income. Increased service charges on accounts and payroll processing fees also contributed to the higher level of noninterest income.

Noninterest expense during the first quarter of 2019 was $21.8 million, an increase of $0.7 million, or 3.2%, from the $21.1 million expensed during the first quarter of 2018. The higher level of expense primarily resulted from increased salary costs, mainly reflecting pay increases for all hourly employees that became effective on April 1, 2018, and annual employee merit pay increases.

During the first quarter of 2019, we recorded income before federal income tax of $14.6 million and a federal income tax expense of $2.8 million. During the first quarter of 2018, we recorded income before federal income tax of $13.4 million and a federal income tax expense of $2.6 million. The increase in federal income tax expense during the first quarter of 2019 compared to the prior-year first quarter resulted from the higher level of income before federal income tax. Our effective tax rate was 19.0% during both the first three months of 2019 and the respective 2018 period.

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

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of March 31, 2019:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$1,259,406,000	$50,667,000	$799,836,000	$279,016,000	$2,388,925,000
Residential real estate loans	56,626,000	13,342,000	151,487,000	162,506,000	383,961,000
Consumer loans	2,660,000	994,000	20,123,000	2,976,000	26,753,000
Securities (2)	37,165,000	7,136,000	75,110,000	236,467,000	355,878,000
Other interest-earning assets	164,822,000	250,000	3,500,000	0	168,572,000
Allowance for loan losses	0	0	0	0	(23,135,000)
Other assets	0	0	0	0	250,800,000
Total assets	1,520,679,000	72,389,000	1,050,056,000	680,965,000	$3,551,754,000

Liabilities:
Interest-bearing checking	324,802,000	0	0	0	324,802,000
Savings deposits	295,383,000	0	0	0	295,383,000
Money market accounts	484,035,000	0	0	0	484,035,000
Time deposits under $100,000	14,887,000	85,682,000	97,674,000	0	198,243,000
Time deposits $100,000 & over	50,037,000	163,433,000	237,307,000	0	450,777,000
Short-term borrowings	111,235,000	0	0	0	111,235,000
Federal Home Loan Bank advances	10,000,000	20,000,000	294,000,000	60,000,000	384,000,000
Other borrowed money	49,331,000	0	0	0	49,331,000
Noninterest-bearing checking	0	0	0	0	857,734,000
Other liabilities	0	0	0	0	12,485,000
Total liabilities	1,339,710,000	269,115,000	628,981,000	60,000,000	3,168,025,000
Shareholders' equity	0	0	0	0	383,729,000
Total liabilities & shareholders' equity	1,339,710,000	269,115,000	628,981,000	60,000,000	$3,551,754,000

Net asset (liability) GAP	$180,969,000	$(196,726,000)	$421,075 ,000	$620,965,000

Cumulative GAP	$180,969,000	$(15,757,000)	$405,318,000	$1,026,283,000

Percent of cumulative GAP to total assets	5.1%	(0.4%)	11.4%	28.9%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of March 31, 2019.

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

We conducted multiple simulations as of March 31, 2019, in which it was assumed that changes in market interest rates occurred ranging from up 300 basis points to down 200 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of March 31, 2019. The resulting estimates are well within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 200 basis points	$(12,300,000)	(11.1%)
Interest rates down 100 basis points	(6,300,000)	(5.4)
Interest rates up 100 basis points	5,000,000	4.0
Interest rates up 200 basis points	9,900,000	8.1
Interest rates up 300 basis points	19,600,000	16.0

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

Item 4. Controls and Procedures

As of March 31, 2019, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2019.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MERCANTILE BANK CORPORATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sales of equity securities during the quarter ended March 31, 2019.

Issuer Purchases of Equity Securities

On January 30, 2015, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced a $15.0 million expansion of the stock repurchase plan. The shares may be repurchased from time to time in open market transactions at prevailing market prices or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions, our capital position, financial performance and alternative uses of capital, and applicable legal requirements. The program may be discontinued at any time.

Since inception through March 31, 2019, we have purchased a total of 1,275,444 shares at a total price of $29.0 million, at an average price per share of $22.77. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the existing plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank. Repurchases made during the first quarter of 2019 are detailed in the table below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares or Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
January 1 - 31	119,120	$30.23	0	$5,962,000
February 1 - 28	0	0	0	5,962,000
March 1 - 31	0	0	0	5,962,000
Total	119,120	$30.23	0	$5,962,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

MERCANTILE BANK CORPORATION

Item 6. Exhibits

Exhibit No.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2009

3.2	Our Amended and Restated By-laws dated as of February 26, 2015 are incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K filed February 26, 2015

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2019.

MERCANTILE BANK CORPORATION

By:	/s/ Robert B. Kaminski, Jr.
Robert B. Kaminski, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles E. Christmas
Charles E. Christmas
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)