Form 10-Q
period 2019-09-30
MERCANTILE BANK CORP
filed 2019-11-06
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Large accelerated filer ___	Accelerated filer X
Non-accelerated filer	Smaller reporting company ___

Emerging growth company

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MBWM	The Nasdaq Stock Market LLC

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes            No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No   X

   At November 1, 2019, there were 16,336,221 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

INDEX

PART I.	Financial Information	Page No.

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) – September 30, 2019 and December 31, 2018	1

	Condensed Consolidated Statements of Income (Unaudited) - Three and Nine Months Ended September 30, 2019 and September 30, 2018	2

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) - Three and Nine Months Ended September 30, 2019 and September 30, 2018	3

	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) – Three and Nine Months Ended September 30, 2019 and September 30, 2018	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) – Nine Months Ended September 30, 2019 and September 30, 2018	8

	Notes to Condensed Consolidated Financial Statements (Unaudited)	10

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	71

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	90

	Item 4. Controls and Procedures	92

PART II.	Other Information

	Item 1. Legal Proceedings	93

	Item 1A. Risk Factors	93

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	93

	Item 3. Defaults Upon Senior Securities	93

	Item 4. Mine Safety Disclosures	93

	Item 5. Other Information	93

	Item 6. Exhibits	94

	Signatures	95

MERCANTILE BANK CORPORATION

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2019	December 31, 2018

ASSETS
Cash and due from banks	$84,275,000	$64,872,000
Interest-earning deposits	144,263,000	10,482,000
Total cash and cash equivalents	228,538,000	75,354,000

Securities available for sale	345,533,000	337,366,000
Federal Home Loan Bank stock	18,002,000	16,022,000

Loans	2,933,013,000	2,753,085,000
Allowance for loan losses	(24,414,000)	(22,380,000)
Loans, net	2,908,599,000	2,730,705,000

Premises and equipment, net	54,585,000	48,321,000
Bank owned life insurance	67,993,000	69,647,000
Goodwill	49,473,000	49,473,000
Core deposit intangible, net	4,237,000	5,561,000
Other assets	33,420,000	31,458,000

Total assets	$3,710,380,000	$3,363,907,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$967,189,000	$889,784,000
Interest-bearing	1,799,902,000	1,573,924,000
Total deposits	2,767,091,000	2,463,708,000

Securities sold under agreements to repurchase	103,990,000	103,519,000
Federal Home Loan Bank advances	364,000,000	350,000,000
Subordinated debentures	46,710,000	46,199,000
Accrued interest and other liabilities	21,389,000	25,232,000
Total liabilities	3,303,180,000	2,988,658,000

Commitments and contingent liabilities (Note 8)

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,332,660 shares issued and outstanding at September 30, 2019 and 16,534,256 shares issued and outstanding at December 31, 2018	304,065,000	308,005,000
Retained earnings	98,876,000	75,483,000
Accumulated other comprehensive gain/(loss)	4,259,000	(8,239,000)
Total shareholders’ equity	407,200,000	375,249,000

Total liabilities and shareholders’ equity	$3,710,380,000	$3,363,907,000

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended Sept 30, 2019	Three Months Ended Sept 30, 2018	Nine Months Ended Sept 30, 2019	Nine Months Ended Sept 30, 2018

Interest income
Loans, including fees	$37,005,000	$32,918,000	$109,559,000	$97,087,000
Securities, taxable	2,104,000	1,718,000	5,930,000	4,938,000
Securities, tax-exempt	556,000	537,000	1,657,000	1,690,000
Other interest-earning assets	651,000	313,000	1,627,000	1,071,000
Total interest income	40,316,000	35,486,000	118,773,000	104,786,000

Interest expense
Deposits	5,573,000	3,574,000	15,906,000	9,921,000
Short-term borrowings	71,000	63,000	244,000	181,000
Federal Home Loan Bank advances	2,257,000	1,201,000	6,751,000	3,134,000
Subordinated debentures and other borrowings	810,000	808,000	2,506,000	2,286,000
Total interest expense	8,711,000	5,646,000	25,407,000	15,522,000

Net interest income	31,605,000	29,840,000	93,366,000	89,264,000

Provision for loan losses	700,000	400,000	2,450,000	1,100,000

Net interest income after provision for loan losses	30,905,000	29,440,000	90,916,000	88,164,000

Noninterest income
Services charges on deposit and sweep accounts	1,185,000	1,127,000	3,406,000	3,259,000
Credit and debit card income	1,547,000	1,378,000	4,397,000	3,955,000
Mortgage banking income	2,889,000	1,235,000	5,291,000	3,115,000
Earnings on bank owned life insurance	330,000	318,000	3,567,000	969,000
Payroll services income	367,000	328,000	1,227,000	1,128,000
Other income	358,000	322,000	1,755,000	1,213,000
Total noninterest income	6,676,000	4,708,000	19,643,000	13,639,000

Noninterest expense
Salaries and benefits	13,680,000	12,932,000	39,982,000	38,027,000
Occupancy	1,697,000	1,648,000	5,089,000	5,049,000
Furniture and equipment depreciation, rent and maintenance	629,000	659,000	1,885,000	1,789,000
Data processing costs	2,342,000	2,150,000	6,854,000	6,415,000
Other expense	3,679,000	4,261,000	12,134,000	12,931,000
Total noninterest expenses	22,027,000	21,650,000	65,944,000	64,211,000

Income before federal income tax expense	15,554,000	12,498,000	44,615,000	37,592,000

Federal income tax expense	2,954,000	2,375,000	8,476,000	7,142,000

Net income	$12,600,000	$10,123,000	$36,139,000	$30,450,000

Basic earnings per share	$0.77	$0.61	$2.20	$1.83
Diluted earnings per share	$0.77	$0.61	$2.20	$1.83
Cash dividends per share	$0.27	$0.24	$0.79	$0.68

Average basic shares outstanding	16,390,203	16,611,411	16,415,843	16,602,701
Average diluted shares outstanding	16,393,078	16,619,295	16,420,845	16,610,544

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended Sept 30, 2019	Three Months Ended Sept 30, 2018	Nine Months Ended Sept 30, 2019	Nine Months Ended Sept 30, 2018

Net income	$12,600,000	$10,123,000	$36,139,000	$30,450,000

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	1,809,000	(3,125,000)	15,821,000	(10,699,000)
Fair value of interest rate swap	0	0	0	2,000
Total other comprehensive income (loss)	1,809,000	(3,125,000)	15,821,000	(10,697,000)

Tax effect of unrealized holding gains (losses) on securities available for sale	(380,000)	656,000	(3,323,000)	2,205,000
Tax effect of fair value of interest rate swap	0	0	0	(1,000)
Total tax effect of other comprehensive income	(380,000)	656,000	(3,323,000)	2,204,000

Other comprehensive income (loss), net of tax	1,429,000	(2,469,000)	12,498,000	(8,493,000)

Comprehensive income	$14,029,000	$7,654,000	$48,637,000	$21,957,000

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

($ in thousands except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances, June 30, 2019	$0	$306,669	$90,618	$2,830	$400,117

Employee stock purchase plan (402 shares)		13			13

Dividend reinvestment plan (5,445 shares)		180			180

Stock-based compensation expense		711			711

Share repurchase program (111,893 shares)		(3,508)			(3,508)

Cash dividends ($0.27 per common share)			(4,342)		(4,342)

Net income for the three months ended September 30, 2019			12,600		12,600

Change in net unrealized holding gain/(loss) on securities available for sale, net of tax effect				1,429	1,429

Balances, September 30, 2019	$0	$304,065	$98,876	$4,259	$407,200

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

($ in thousands except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances, January 1, 2019	$0	$308,005	$75,483	$(8,239)	$375,249

Employee stock purchase plan (1,201 shares)		39			39

Dividend reinvestment plan (16,392 shares)		541			541

Stock option exercises (2,500 shares)		16			16

Stock grants to directors for retainer fees (11,905 shares)		375			375

Stock-based compensation expense		2,199			2,199

Share repurchase program (231,013 shares)		(7,110)			(7,110)

Cash dividends ($0.79 per common share)			(12,746)		(12,746)

Net income for the nine months ended September 30, 2019			36,139		36,139

Change in net unrealized holding gain/(loss) on securities available for sale, net of tax effect				12,498	12,498

Balances, September 30, 2019	$0	$304,065	$98,876	$4,259	$407,200

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

($ in thousands except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances, June 30, 2018	$0	$311,720	$74,084	$(10,885)	$374,919

Employee stock purchase plan (414 shares)		14			14

Dividend reinvestment plan (4,952 shares)		172			172

Stock option exercises (1,800 shares)		11			11

Stock-based compensation expense		627			627

Cash dividends ($0.24 per common share)			(3,932)		(3,932)

Net income for the three months ended September 30, 2018			10,123		10,123

Change in net unrealized holding gain/(loss) on securities available for sale, net of tax effect				(2,469)	(2,469)

Balances, September 30, 2018	$0	$312,544	$80,275	$(13,354)	$379,465

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

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended Sept 30, 2019	Nine Months Ended Sept 30, 2018

Cash flows from operating activities
Net income	$36,139,000	$30,450,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	6,997,000	7,345,000
Accretion of acquired loans	(522,000)	(1,057,000)
Provision for loan losses	2,450,000	1,100,000
Stock-based compensation expense	2,199,000	1,763,000
Stock grants to directors for retainer fee	375,000	403,000
Proceeds from sales of mortgage loans held for sale	163,056,000	77,276,000
Origination of mortgage loans held for sale	(169,661,000)	(73,790,000)
Net gain from sales of mortgage loans held for sale	(5,032,000)	(2,703,000)
Net gain from sales and valuation write-downs of foreclosed assets	(132,000)	(205,000)
Net gain from sales and valuation write-downs of former bank premises	(559,000)	(78,000)
Net loss from sales and write-downs of fixed assets	5,000	97,000
Earnings on bank owned life insurance	(3,567,000)	(969,000)
Net change in:
Accrued interest receivable	(609,000)	(1,217,000)
Other assets	(7,163,000)	(2,744,000)
Accrued interest payable and other liabilities	(3,843,000)	(779,000)
Net cash from operating activities	20,133,000	34,892,000

Cash flows from investing activities
Loan originations and payments, net	(168,412,000)	(138,170,000)
Purchases of securities available for sale	(53,353,000)	(35,729,000)
Proceeds from maturities, calls and repayments of securities available for sale	60,617,000	31,935,000
Proceeds from sales of foreclosed assets	632,000	597,000
Proceeds from sales of former bank premises	854,000	1,964,000
Purchases of Federal Home Loan Bank stock	(1,980,000)	(36,000)
Purchases of bank owned life insurance	(2,500,000)	0
Proceeds from bank owned life insurance cash value release and death benefits	7,708,000	0
Net purchases of premises and equipment	(9,109,000)	(5,084,000)
Net cash for investing activities	(165,543,000)	(144,523,000)

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months Ended Sept 30, 2019	Nine Months Ended Sept 30, 2018

Cash flows from financing activities
Net increase (decrease) in time deposits	196,035,000	(50,574,000)
Net increase in all other deposits	107,348,000	37,019,000
Net increase (decrease) in securities sold under agreements to repurchase	471,000	(6,370,000)
Maturities of Federal Home Loan Bank advances	(30,000,000)	(30,000,000)
Proceeds from Federal Home Loan Bank advances	44,000,000	50,000,000
Proceeds from stock option exercises	16,000	66,000
Employee stock purchase plan	39,000	40,000
Dividend reinvestment plan	541,000	500,000
Repurchases of common stock shares	(7,110,000)	0
Payment of cash dividends to common shareholders	(12,746,000)	(11,134,000)
Net cash from (for) financing activities	298,594,000	(10,453,000)

Net change in cash and cash equivalents	153,184,000	(120,084,000)
Cash and cash equivalents at beginning of period	75,354,000	200,101,000
Cash and cash equivalents at end of period	$228,538,000	$80,017,000

Supplemental disclosures of cash flows information
Cash paid during the period for:
Interest	$23,361,000	$15,266,000
Federal income tax	8,875,000	7,425,000
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	227,000	670,000
Transfers from bank premises to other real estate owned	0	296,000

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the nine months ended September 30, 2019 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC and Mercantile Insurance Center, Inc. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended September 30, 2019 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2018.

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

Approximately 260,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three and nine months ended September 30, 2019. In addition, stock options for approximately 4,000 shares of common stock were included in determining diluted earnings per share for the three and nine months ended September 30, 2019. Stock options for approximately 7,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three and nine months ended September 30, 2019.

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. As of September 30, 2019 and December 31, 2018, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $12.8 million and $1.1 million, respectively. Loans held for sale are reported as part of our total loans on the balance sheet.

Mortgage loans held for sale are generally sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold, which is reduced by the cost allocated to the servicing right. We generally lock in the sale price to the purchaser of the loan at the same time we make an interest rate commitment to the borrower. These mortgage banking activities are not designated as hedges and are carried at fair value. The net gain or loss on mortgage banking derivatives is included in the gain on sale of loans. Mortgage loans serviced for others totaled approximately $678 million as of September 30, 2019.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU (as subsequently amended by ASU 2018-19) significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (i) financial assets subject to credit losses and measured at amortized cost, and (ii) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans, and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). We have completed our initial framework and developed our initial assumptions. We are now finalizing and documenting new processes and controls, challenging assumptions and outputs, refining the qualitative inputs and drafting policies and disclosures. Additionally, parallel runs will be enhanced throughout the remainder of 2019 as the processes, controls and policies are finalized by year-end 2019.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.    SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
U.S. Government agency debt obligations	$195,926,000	$3,151,000	$(958,000)	$198,119,000
Mortgage-backed securities	42,563,000	524,000	(116,000)	42,971,000
Municipal general obligation bonds	97,806,000	2,753,000	(22,000)	100,537,000
Municipal revenue bonds	3,346,000	61,000	(1,000)	3,406,000
Other investments	500,000	0	0	500,000

	$340,141,000	$6,489,000	$(1,097,000)	$345,533,000

December 31, 2018
U.S. Government agency debt obligations	$196,109,000	$310,000	$(9,342,000)	$187,077,000
Mortgage-backed securities	44,263,000	187,000	(792,000)	43,658,000
Municipal general obligation bonds	103,235,000	427,000	(1,165,000)	102,497,000
Municipal revenue bonds	3,688,000	4,000	(58,000)	3,634,000
Other investments	500,000	0	0	500,000

	$347,795,000	$928,000	$(11,357,000)	$337,366,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.    SECURITIES (Continued)

Securities with unrealized losses at September 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2019
U.S. Government agency debt obligations	$15,630,000	$370,000	$53,935,000	$588,000	$69,565,000	$958,000
Mortgage-backed securities	0	0	17,049,000	116,000	17,049,000	116,000
Municipal general obligation bonds	1,848,000	4,000	2,758,000	18,000	4,606,000	22,000
Municipal revenue bonds	0	0	554,000	1,000	554,000	1,000
Other investments	0	0	0	0	0	0

	$17,478,000	$374,000	$74,296,000	$723,000	$91,774,000	$1,097,000

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2018
U.S. Government agency debt obligations	$31,220,000	$1,136,000	$136,445,000	$8,206,000	$167,665,000	$9,342,000
Mortgage-backed securities	11,460,000	136,000	23,762,000	656,000	35,222,000	792,000
Municipal general obligation bonds	28,923,000	299,000	43,961,000	866,000	72,884,000	1,165,000
Municipal revenue bonds	1,188,000	11,000	1,372,000	47,000	2,560,000	58,000
Other investments	0	0	0	0	0	0

	$72,791,000	$1,582,000	$205,540,000	$9,775,000	$278,331,000	$11,357,000

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

 (Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.    SECURITIES (Continued)

At September 30, 2019, 94 debt securities with fair values totaling $91.8 million have unrealized losses aggregating $1.1 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that the unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary.

The amortized cost and fair value of debt securities at September 30, 2019, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

	Weighted Average Yield	Amortized Cost	Fair Value

Due in 2019	1.92%	$3,487,000	$3,488,000
Due in 2020 through 2024	2.31	67,321,000	67,802,000
Due in 2025 through 2029	2.70	113,584,000	115,696,000
Due in 2030 and beyond	3.11	112,686,000	115,076,000
Mortgage-backed securities	2.87	42,563,000	42,971,000
Other investments	4.50	500,000	500,000

Total available for sale securities	2.78%	$340,141,000	$345,533,000

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $94.3 million and $98.2 million at September 30, 2019 and December 31, 2018, respectively, with estimated market values of $97.0 million and $97.4 million, respectively. Securities issued by all other states and their political subdivisions had a combined amortized cost of $6.9 million and $8.7 million at September 30, 2019 and December 31, 2018, respectively, with estimated market values of $6.9 million and $8.7 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations that are pledged to secure repurchase agreements was $104 million at September 30, 2019 and December 31, 2018. Investments in Federal Home Loan Bank stock are restricted and may only be resold or redeemed by the issuer.

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

Our total loans at September 30, 2019 were $2.93 billion compared to $2.75 billion at December 31, 2018, an increase of $180 million, or 6.5%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at September 30, 2019 and December 31, 2018, and the percentage change in loans from the end of 2018 to the end of the third quarter of 2019, are as follows:

					Percent
	September 30, 2019		December 31, 2018		Increase
	Balance	%	Balance	%	(Decrease)
Originated loans
Commercial:
Commercial and industrial	$848,659,000	31.5%	$768,698,000	31.3%	10.4%
Vacant land, land development, and residential construction	44,016,000	1.6	39,950,000	1.6	10.2
Real estate – owner occupied	527,580,000	19.6	500,188,000	20.4	5.5
Real estate – non-owner occupied	819,743,000	30.5	745,127,000	30.4	10.0
Real estate – multi-family and residential rental	101,799,000	3.8	98,035,000	4.0	3.8
Total commercial	2,341,797,000	87.0	2,151,998,000	87.7	8.8

Retail:
Home equity and other	63,026,000	2.4	65,023,000	2.7	(3.1)
1-4 family mortgages	285,354,000	10.6	235,425,000	9.6	21.2
Total retail	348,380,000	13.0	300,448,000	12.3	16.0

Total originated loans	$2,690,177,000	100.0%	$2,452,446,000	100.0%	9.7%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

					Percent
	September 30, 2019		December 31, 2018		Increase
	Balance	%	Balance	%	(Decrease)
Acquired loans
Commercial:
Commercial and industrial	$34,089,000	14.1%	$54,025,000	18.0%	(36.9%)
Vacant land, land development, and residential construction	4,401,000	1.8	4,935,000	1.6	(10.8)
Real estate – owner occupied	39,687,000	16.3	48,431,000	16.1	(18.1)
Real estate – non-owner occupied	63,337,000	26.1	71,155,000	23.7	(11.0)
Real estate – multi-family and residential rental	25,056,000	10.3	29,562,000	9.8	(15.2)
Total commercial	166,570,000	68.6	208,108,000	69.2	(20.0)

Retail:
Home equity and other	15,526,000	6.4	20,416,000	6.8	(24.0)
1-4 family mortgages	60,740,000	25.0	72,115,000	24.0	(15.8)
Total retail	76,266,000	31.4	92,531,000	30.8	(17.6)

Total acquired loans	$242,836,000	100.0%	$300,639,000	100.0%	(19.2%)

					Percent
	September 30, 2019		December 31, 2018		Increase
	Balance	%	Balance	%	(Decrease)
Total loans
Commercial:
Commercial and industrial	$882,748,000	30.1%	$822,723,000	29.9%	7.3%
Vacant land, land development, and residential construction	48,417,000	1.7	44,885,000	1.6	7.9
Real estate – owner occupied	567,267,000	19.3	548,619,000	19.9	3.4
Real estate – non-owner occupied	883,080,000	30.1	816,282,000	29.7	8.2
Real estate – multi-family and residential rental	126,855,000	4.3	127,597,000	4.6	(0.6)
Total commercial	2,508,367,000	85.5	2,360,106,000	85.7	6.3

Retail:
Home equity and other	78,552,000	2.7	85,439,000	3.1	(8.1)
1-4 family mortgages	346,094,000	11.8	307,540,000	11.2	12.5
Total retail	424,646,000	14.5	392,979,000	14.3	8.1

Total loans	$2,933,013,000	100.0%	$2,753,085,000	100.0%	6.5%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The total contractually required payments due on and carrying value of acquired impaired loans were $6.2 million and $3.6 million, respectively, as of September 30, 2019. The total contractually required payments due on and carrying value of acquired impaired loans were $8.0 million and $4.6 million, respectively, as of December 31, 2018. Changes in the accretable yield for acquired impaired loans for the three and nine months ended September 30, 2019 and September 30, 2018 were as follows:

Balance at June 30, 2019	$1,236,000
Additions	0
Accretion income	(90,000)
Net reclassification from nonaccretable to accretable	230,000
Reductions (1)	(57,000)

Balance at September 30, 2019	$1,319,000

Balance at December 31, 2018	$1,274,000
Additions	9,000
Accretion income	(315,000)
Net reclassification from nonaccretable to accretable	435,000
Reductions (1)	(84,000)

Balance at September 30, 2019	$1,319,000

Balance at June 30, 2018	$1,247,000
Additions	0
Accretion income	(118,000)
Net reclassification from nonaccretable to accretable	118,000
Reductions (1)	(2,000)

Balance at September 30, 2018	$1,245,000

Balance at December 31, 2017	$1,404,000
Additions	0
Accretion income	(372,000)
Net reclassification from nonaccretable to accretable	289,000
Reductions (1)	(76,000)

Balance at September 30, 2018	$1,245,000

(1) Reductions primarily reflect the result of exit events, including loan payoffs and charge-offs.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Nonperforming originated loans as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	753,000	803,000

Total nonperforming originated loans	$753,000	$803,000

Nonperforming acquired loans as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	1,891,000	3,338,000

Total nonperforming acquired loans	$1,891,000	$3,338,000

The recorded principal balance of all nonperforming loans was as follows:

	September 30, 2019	December 31, 2018
Commercial:
Commercial and industrial	$0	$17,000
Vacant land, land development, and residential construction	0	0
Real estate – owner occupied	183,000	950,000
Real estate – non-owner occupied	25,000	0
Real estate – multi-family and residential rental	3,000	141,000
Total commercial	211,000	1,108,000

Retail:
Home equity and other	279,000	454,000
1-4 family mortgages	2,154,000	2,579,000
Total retail	2,433,000	3,033,000

Total nonperforming loans	$2,644,000	$4,141,000

Acquired impaired loans are generally not reported as nonperforming loans based on acquired impaired loan accounting. Acquired non-impaired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated loan portfolio.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of September 30, 2019:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Originated loans
Commercial:
Commercial and industrial	$0	$0	$0	$0	$848,659,000	$848,659,000	$0
Vacant land, land development, and residential construction	0	0	0	0	44,016,000	44,016,000	0
Real estate – owner occupied	0	0	183,000	183,000	527,397,000	527,580,000	0
Real estate – non-owner occupied	0	0	0	0	819,743,000	819,743,000	0
Real estate – multi-family and residential rental	0	0	0	0	101,799,000	101,799,000	0
Total commercial	0	0	183,000	183,000	2,341,614,000	2,341,797,000	0

Retail:
Home equity and other	75,000	0	0	75,000	62,951,000	63,026,000	0
1-4 family mortgages	10,000	0	100,000	110,000	285,244,000	285,354,000	0
Total retail	85,000	0	100,000	185,000	348,195,000	348,380,000	0

Total past due loans	$85,000	$0	$283,000	$368,000	$2,689,809,000	$2,690,177,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Acquired loans
Commercial:
Commercial and industrial	$0	$0	$0	$0	$34,089,000	$34,089,000	$0
Vacant land, land development, and residential construction	24,000	0	0	24,000	4,377,000	4,401,000	0
Real estate – owner occupied	0	0	0	0	39,687,000	39,687,000	0
Real estate – non-owner occupied	0	0	26,000	26,000	63,311,000	63,337,000	0
Real estate – multi-family and residential rental	1,000	0	0	1,000	25,055,000	25,056,000	0
Total commercial	25,000	0	26,000	51,000	166,519,000	166,570,000	0

Retail:
Home equity and other	124,000	1,000	32,000	157,000	15,369,000	15,526,000	0
1-4 family mortgages	310,000	299,000	387,000	996,000	59,744,000	60,740,000	0
Total retail	434,000	300,000	419,000	1,153,000	75,113,000	76,266,000	0

Total past due loans	$459,000	$300,000	$445,000	$1,204,000	$241,632,000	$242,836,000	$0

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans as of September 30, 2019, and average originated impaired loans for the three and nine months ended September 30, 2019, were as follows:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To- Date Average Recorded Principal Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$20,280,000	$20,280,000		$15,144,000	$12,117,000
Vacant land, land development and residential construction	87,000	87,000		88,000	90,000
Real estate – owner occupied	665,000	665,000		1,362,000	965,000
Real estate – non-owner occupied	0	0		0	0
Real estate – multi-family and residential rental	0	0		63,000	32,000
Total commercial	21,032,000	21,032,000		16,657,000	13,204,000
Retail:
Home equity and other	743,000	720,000		764,000	680,000
1-4 family mortgages	896,000	320,000		329,000	353,000
Total retail	1,639,000	1,040,000		1,093,000	1,033,000

Total with no related allowance recorded	$22,671,000	$22,072,000		$17,750,000	$14,237,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To- Date Average Recorded Principal Balance
With an allowance recorded
Commercial:
Commercial and industrial	$3,333,000	$3,333,000	$699,000	$8,494,000	$6,876,000
Vacant land, land development and residential construction	0	0	0	0	0
Real estate – owner occupied	1,533,000	1,533,000	1,000,000	767,000	1,722,000
Real estate – non-owner occupied	0	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	0	66,000
Total commercial	4,866,000	4,866,000	1,699,000	9,261,000	8,664,000
Retail:
Home equity and other	411,000	397,000	312,000	385,000	395,000
1-4 family mortgages	405,000	327,000	14,000	329,000	334,000
Total retail	816,000	724,000	326,000	714,000	729,000

Total with an allowance recorded	$5,682,000	$5,590,000	$2,025,000	$9,975,000	$9,393,000

Total impaired loans:
Commercial	$25,898,000	$25,898,000	$1,699,000	$25,918,000	$21,868,000
Retail	2,455,000	1,764,000	326,000	1,807,000	1,762,000
Total impaired loans	$28,353,000	$27,662,000	$2,025,000	$27,725,000	$23,630,000

 (Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans as of September 30, 2019, and average impaired acquired loans for the three and nine months ended September 30, 2019, were as follows:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To- Date Average Recorded Principal Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$307,000	$307,000		$330,000	$363,000
Vacant land, land development and residential construction	0	0		0	0
Real estate – owner occupied	126,000	126,000		521,000	768,000
Real estate – non-owner occupied	209,000	207,000		209,000	120,000
Real estate – multi-family and residential rental	35,000	15,000		18,000	22,000
Total commercial	677,000	655,000		1,078,000	1,273,000
Retail:
Home equity and other	577,000	527,000		578,000	522,000
1-4 family mortgages	2,466,000	1,650,000		1,692,000	1,753,000
Total retail	3,043,000	2,177,000		2,270,000	2,275,000

Total with no related allowance recorded	$3,720,000	$2,832,000		$3,348,000	$3,548,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To- Date Average Recorded Principal Balance
With an allowance recorded
Commercial:
Commercial and industrial	$134,000	$132,000	$30,000	$135,000	$146,000
Vacant land, land development and residential construction	0	0	0	0	0
Real estate – owner occupied	101,000	101,000	5,000	51,000	98,000
Real estate – non-owner occupied	0	0	0	0	100,000
Real estate – multi-family and residential rental	0	0	0	0	1,000
Total commercial	235,000	233,000	35,000	186,000	345,000
Retail:
Home equity and other	247,000	245,000	120,000	243,000	306,000
1-4 family mortgages	406,000	404,000	87,000	394,000	402,000
Total retail	653,000	649,000	207,000	637,000	708,000

Total with an allowance recorded	$888,000	$882,000	$242,000	$823,000	$1,053,000

Total impaired loans:
Commercial	$912,000	$888,000	$35,000	$1,264,000	$1,618,000
Retail	3,696,000	2,826,000	207,000	2,907,000	2,983,000
Total impaired loans	$4,608,000	$3,714,000	$242,000	$4,171,000	$4,601,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans as of December 31, 2018, and average impaired originated loans for the three and nine months ended September 30, 2018, were as follows:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To- Date Average Recorded Principal Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$8,604,000	$8,604,000		$732,000	$469,000
Vacant land, land development and residential construction	94,000	94,000		98,000	58,000
Real estate – owner occupied	632,000	632,000		383,000	1,273,000
Real estate – non-owner occupied	0	0		0	0
Real estate – multi-family and residential rental	0	0		125,000	234,000
Total commercial	9,330,000	9,330,000		1,338,000	2,034,000
Retail:
Home equity and other	607,000	586,000		719,000	717,000
1-4 family mortgages	1,053,000	390,000		402,000	420,000
Total retail	1,660,000	976,000		1,121,000	1,137,000

Total with no related allowance recorded	$10,990,000	$10,306,000		$2,459,000	$3,171,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To- Date Average Recorded Principal Balance
With an allowance recorded
Commercial:
Commercial and industrial	$5,011,000	$5,011,000	$83,000	$3,572,000	$3,067,000
Vacant land, land development and residential construction	0	0	0	0	0
Real estate – owner occupied	2,658,000	2,658,000	363,000	2,320,000	1,926,000
Real estate – non-owner occupied	0	0	0	0	0
Real estate – multi-family and residential rental	140,000	135,000	5,000	140,000	106,000
Total commercial	7,809,000	7,804,000	451,000	6,032,000	5,099,000
Retail:
Home equity and other	442,000	431,000	194,000	463,000	643,000
1-4 family mortgages	409,000	341,000	44,000	346,000	289,000
Total retail	851,000	772,000	238,000	809,000	932,000

Total with an allowance recorded	$8,660,000	$8,576,000	$689,000	$6,841,000	$6,031,000

Total impaired loans:
Commercial	$17,139,000	$17,134,000	$451,000	$7,370,000	$7,133,000
Retail	2,511,000	1,748,000	238,000	1,930,000	2,069,000
Total impaired loans	$19,650,000	$18,882,000	$689,000	$9,300,000	$9,202,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans as of December 31, 2018, and average impaired acquired loans for the three and nine months ended September 30, 2018, were as follows:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To- Date Average Recorded Principal Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$398,000	$398,000		$648,000	$763,000
Vacant land, land development and residential construction	0	0		0	0
Real estate – owner occupied	1,193,000	1,193,000		588,000	638,000
Real estate – non-owner occupied	0	0		221,000	228,000
Real estate – multi-family and residential rental	45,000	26,000		38,000	85,000
Total commercial	1,636,000	1,617,000		1,495,000	1,714,000
Retail:
Home equity and other	388,000	361,000		778,000	678,000
1-4 family mortgages	2,494,000	1,849,000		2,073,000	2,077,000
Total retail	2,882,000	2,210,000		2,851,000	2,755,000

Total with no related allowance recorded	$4,518,000	$3,827,000		$4,346,000	$4,469,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To- Date Average Recorded Principal Balance
With an allowance recorded
Commercial:
Commercial and industrial	$175,000	$166,000	$43,000	$0	$0
Vacant land, land development and residential construction	0	0	0	0	0
Real estate – owner occupied	147,000	147,000	0	0	400,000
Real estate – non-owner occupied	210,000	210,000	0	0	0
Real estate – multi-family and residential rental	3,000	3,000	0	0	0
Total commercial	535,000	526,000	43,000	0	400,000
Retail:
Home equity and other	462,000	440,000	178,000	34,000	12,000
1-4 family mortgages	418,000	371,000	89,000	0	0
Total retail	880,000	811,000	267,000	34,000	12,000

Total with an allowance recorded	$1,415,000	$1,337,000	$310,000	$34,000	$412,000

Total impaired loans:
Commercial	$2,171,000	$2,143,000	$43,000	$1,495,000	$2,114,000
Retail	3,762,000	3,021,000	267,000	2,885,000	2,767,000
Total impaired loans	$5,933,000	$5,164,000	$310,000	$4,380,000	$4,881,000

Impaired loans for which no allocation of the allowance for loan losses has been made generally reflect situations whereby the loans have been charged-down to estimated collateral value. Interest income recognized on accruing troubled debt restructurings totaled $0.5 million and $0.2 million during the third quarters of 2019 and 2018, respectively, and $0.9 million and $0.7 million during the first nine months of 2019 and 2018, respectively. No interest income was recognized on nonaccrual loans during the third quarter and first nine months of 2019 or during the respective 2018 periods. Lost interest income on nonaccrual loans totaled $0.1 million during the third quarters of 2019 and 2018, and $0.1 million and $0.2 million during the first nine months of 2019 and 2018, respectively.

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

Credit quality indicators were as follows as of September 30, 2019:

Originated loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$510,197,000	$25,101,000	$330,704,000	$562,161,000	$69,498,000
Grades 5 – 7	314,845,000	18,828,000	194,440,000	257,495,000	32,155,000
Grades 8 – 9	23,617,000	87,000	2,436,000	87,000	146,000
Total commercial	$848,659,000	$44,016,000	$527,580,000	$819,743,000	$101,799,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Total retail	$63,026,000	$285,354,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Acquired loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$16,261,000	$1,076,000	$20,231,000	$51,020,000	$16,097,000
Grades 5 – 7	17,369,000	3,079,000	19,122,000	12,153,000	8,924,000
Grades 8 – 9	459,000	246,000	334,000	164,000	35,000
Total commercial	$34,089,000	$4,401,000	$39,687,000	$63,337,000	$25,056,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Total retail	$15,526,000	$60,740,000

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses and the recorded investments in originated loans as of and during the three and nine months ended September 30, 2019 are as follows:

	Commercial Loans	Retail Loans	Unallocated	Total

Allowance for loan losses:
Balance at June 30, 2019	$21,073,000	$2,161,000	$97,000	$23,331,000
Provision for loan losses	522,000	149,000	69,000	740,000
Charge-offs	(405,000)	(114,000)	0	(519,000)
Recoveries	96,000	84,000	0	180,000
Ending balance	$21,286,000	$2,280,000	$166,000	$23,732,000

Allowance for loan losses:
Balance at December 31, 2018	$19,442,000	$2,068,000	$44,000	$21,554,000
Provision for loan losses	2,080,000	405,000	122,000	2,607,000
Charge-offs	(407,000)	(364,000)	0	(771,000)
Recoveries	171,000	171,000	0	342,000
Ending balance	$21,286,000	$2,280,000	$166,000	$23,732,000

Ending balance: individually evaluated for impairment	$1,699,000	$326,000	$0	$2,025,000

Ending balance: collectively evaluated for impairment	$19,587,000	$1,954,000	$166,000	$21,707,000

Total loans:
Ending balance	$2,341,797,000	$348,380,000		$2,690,177,000

Ending balance: individually evaluated for impairment	$25,898,000	$1,764,000		$27,662,000

Ending balance: collectively evaluated for impairment	$2,315,899,000	$346,616,000		$2,662,515,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses for acquired loans during the three and nine months ended September 30, 2019 is as follows:

	Commercial Loans	Retail Loans	Unallocated	Total

Allowance for loan losses:
Balance at June 30, 2019	$198,000	$524,000	$0	$722,000
Provision for loan losses	(23,000)	(17,000)	0	(40,000)
Charge-offs	0	0	0	0
Recoveries	0	0	0	0
Ending balance	$175,000	$507,000	$0	$682,000

Allowance for loan losses:
Balance at December 31, 2018	$177,000	$649,000	$0	$826,000
Provision for loan losses	(3,000)	(154,000)	0	(157,000)
Charge-offs	0	0	0	0
Recoveries	1,000	12,000	0	13,000
Ending balance	$175,000	$507,000	$0	$682,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses for originated loans during the three and nine months ended September 30, 2018 and the recorded investments in originated loans as of December 31, 2018 are as follows:

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses for acquired loans during the three and nine months ended September 30, 2018 is as follows:

	Commercial Loans	Retail Loans	Unallocated	Total

Allowance for loan losses:
Balance at June 30, 2018	$105,000	$580,000	$0	$685,000
Provision for loan losses	9,000	(82,000)	0	(73,000)
Charge-offs	0	0	0	0
Recoveries	0	4,000	0	4,000
Ending balance	$114,000	$502,000	$0	$616,000

Allowance for loan losses:
Balance at December 31, 2017	$291,000	$77,000	$0	$368,000
Provision for loan losses	69,000	426,000	0	495,000
Charge-offs	(246,000)	(15,000)	0	(261,000)
Recoveries	0	14,000	0	14,000
Ending balance	$114,000	$502,000	$0	$616,000

In accordance with acquisition accounting rules, acquired loans were recorded at fair value at the merger date and the prior allowance was eliminated.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the three months ended September 30, 2019 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Originated loans
Commercial:
Commercial and industrial	1	$28,000	$28,000
Vacant land, land development and residential construction	1	87,000	87,000
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total originated commercial	2	115,000	115,000

Retail:
Home equity and other	1	14,000	14,000
1-4 family mortgages	0	0	0
Total originated retail	1	14,000	14,000

Total originated loans	3	$129,000	$129,000

Acquired loans
Commercial:
Commercial and industrial	0	$0	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	1	102,000	102,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total acquired commercial	1	102,000	102,000

Retail:
Home equity and other	4	48,000	47,000
1-4 family mortgages	1	49,000	49,000
Total acquired retail	5	97,000	96,000

Total acquired loans	6	$199,000	$198,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the nine months ended September 30, 2019 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Originated loans
Commercial:
Commercial and industrial	7	$14,457,000	$14,754,000
Vacant land, land development and residential construction	1	87,000	87,000
Real estate – owner occupied	1	1,567,000	1,567,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total originated commercial	9	16,111,000	16,408,000

Retail:
Home equity and other	3	37,000	37,000
1-4 family mortgages	0	0	0
Total originated retail	3	37,000	37,000

Total originated loans	12	$16,148,000	$16,445,000

Acquired loans
Commercial:
Commercial and industrial	0	$0	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	1	102,000	102,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total acquired commercial	1	102,000	102,000

Retail:
Home equity and other	10	188,000	188,000
1-4 family mortgages	5	202,000	203,000
Total acquired retail	15	390,000	391,000

Total acquired loans	16	$492,000	$493,000

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following originated loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended September 30, 2019 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	0	$0

The following originated loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the nine months ended September 30, 2019 (amounts as of period end):

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following acquired loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended September 30, 2019 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	0	$0

The following acquired loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the nine months ended September 30, 2019 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0

Retail:
Home equity and other	0	0
1-4 family mortgages	1	6,000
Total retail	1	6,000

Total	1	$6,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the three months ended September 30, 2019 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$23,645,000	$0	$1,582,000	$0	$0
Charge-Offs	0	0	0	0	0
Payments	(35,000)	0	(37,000)	0	0
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	2,000	87,000	0	0	0
Ending Balance	$23,612,000	$87,000	$1,545,000	$0	$0

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$913,000	$141,000
Charge-Offs	0	0
Payments	(35,000)	(1,000)
Transfers to ORE	0	0
Net Additions/Deletions	13,000	0
Ending Balance	$891,000	$140,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for acquired loans categorized as troubled debt restructurings during the three months ended September 30, 2019 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$489,000	$0	$916,000	$185,000	$17,000
Charge-Offs	0	0	0	0	0
Payments	(50,000)	0	(790,000)	(4,000)	(5,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	0	0	102,000	0	0
Ending Balance	$439,000	$0	$228,000	$181,000	$12,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$553,000	$565,000
Charge-Offs	0	0
Payments	(10,000)	(12,000)
Transfers to ORE	0	0
Net Additions/Deletions	47,000	49,000
Ending Balance	$590,000	$602,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the nine months ended September 30, 2019 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$13,590,000	$0	$2,682,000	$0	$0
Charge-Offs	0	0	0	0	0
Payments	(4,790,000)	0	(2,387,000)	0	0
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	14,812,000	87,000	1,250,000	0	0
Ending Balance	$23,612,000	$87,000	$1,545,000	$0	$0

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$938,000	$142,000
Charge-Offs	0	0
Payments	(84,000)	(2,000)
Transfers to ORE	0	0
Net Additions/Deletions	37,000	0
Ending Balance	$891,000	$140,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for acquired loans categorized as troubled debt restructurings during the nine months ended September 30, 2019 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$548,000	$0	$418,000	$210,000	$24,000
Charge-Offs	0	0	0	0	0
Payments	(109,000)	0	(865,000)	(29,000)	(12,000)
Transfers to ORE	0	0	(97,000)	0	0
Net Additions/Deletions	0	0	772,000	0	0
Ending Balance	$439,000	$0	$228,000	$181,000	$12,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$464,000	$436,000
Charge-Offs	(18,000)	0
Payments	(53,000)	(36,000)
Transfers to ORE	0	0
Net Additions/Deletions	197,000	202,000
Ending Balance	$590,000	$602,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance related to loans categorized as troubled debt restructurings was as follows:

	September 30, 2019	December 31, 2018

Commercial:
Commercial and industrial	$729,000	$126,000
Vacant land, land development, and residential construction	0	0
Real estate – owner occupied	1,005,000	363,000
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	1,734,000	489,000

Retail:
Home equity and other	402,000	337,000
1-4 family mortgages	98,000	110,000
Total retail	500,000	447,000

Total related allowance	$2,234,000	$936,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	September 30, 2019	December 31, 2018

Land and improvements	$18,217,000	$18,198,000
Buildings	51,140,000	45,362,000
Furniture and equipment	21,285,000	18,139,000
	90,642,000	81,699,000
Less: accumulated depreciation	36,057,000	33,378,000

Premises and equipment, net	$54,585,000	$48,321,000

Depreciation expense totaled $0.9 million during the third quarter of 2019 and 2018. Depreciation expense totaled $2.8 million during the first nine months of 2019, compared to $2.6 million during the first nine months of 2018.

5.    DEPOSITS

Our total deposits at September 30, 2019 totaled $2.77 billion, an increase of $303 million, or 12.3%, from December 31, 2018. The components of our outstanding balances at September 30, 2019 and December 31, 2018, and percentage change in deposits from the end of 2018 to the end of the third quarter of 2019, are as follows:

	September 30, 2019		December 31, 2018		Percent Increase
	Balance	%	Balance	%	(Decrease)

Noninterest-bearing checking	$967,189,000	35.0%	$889,784,000	36.1%	8.7%
Interest-bearing checking	327,679,000	11.8	339,089,000	13.8	(3.4)
Money market	522,742,000	18.9	434,333,000	17.6	20.4
Savings	269,958,000	9.8	317,014,000	12.9	(14.8)
Time, under $100,000	204,767,000	7.4	160,092,000	6.5	27.9
Time, $100,000 and over	321,311,000	11.6	210,164,000	8.5	52.9
Total local deposits	2,613,646,000	94.5	2,350,476,000	95.4	11.2

Out-of-area time, under $100,000	0	NA	0	NA	NA
Out-of-area time, $100,000 and over	153,445,000	5.5	113,232,000	4.6	35.5
Total out-of-area deposits	153,445,000	5.5	113,232,000	4.6	35.5

Total deposits	$2,767,091,000	100.0%	$2,463,708,000	100.0%	12.3%

Total time deposits of more than $250,000 totaled $340 million and $232 million at September 30, 2019 and December 31, 2018, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements follows:

	Nine Months Ended September 30, 2019	Twelve Months Ended December 31, 2018

Outstanding balance at end of period	$103,990,000	$103,519,000
Average interest rate at end of period	0.21%	0.26%

Average daily balance during the period	$106,396,000	$101,005,000
Average interest rate during the period	0.25%	0.24%

Maximum daily balance during the period	$133,411,000	$123,046,000

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

7.     FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES

Federal Home Loan Bank of Indianapolis (“FHLBI”) advances totaled $364 million at September 30, 2019, and mature at varying dates from November 2019 through June 2025, with fixed rates of interest from 1.20% to 3.18% and averaging 2.41%. FHLBI advances totaled $350 million at December 31, 2018, and were expected to mature at varying dates from January 2019 through June 2025, with fixed rates of interest from 1.20% to 3.18% and averaging 2.30%.

Each advance is payable at its maturity date and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2019 totaled about $777 million, with remaining availability based on collateral approximating $407 million.

Maturities of currently outstanding FHLBI advances are as follows:

2019	$10,000,000
2020	40,000,000
2021	70,000,000
2022	94,000,000
2023	80,000,000
Thereafter	70,000,000

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on our credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. There was no liability balance for these instruments as of September 30, 2019 and December 31, 2018.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at September 30, 2019 and December 31, 2018 follows:

	September 30, 2019	December 31, 2018

Commercial unused lines of credit	$735,856,000	$784,895,000
Unused lines of credit secured by 1 – 4 family residential properties	59,361,000	57,378,000
Credit card unused lines of credit	56,340,000	47,432,000
Other consumer unused lines of credit	17,275,000	20,231,000
Commitments to make loans	164,643,000	101,517,000
Standby letters of credit	22,138,000	25,322,000
	$1,055,613,000	$1,036,775,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.   FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Level in	September 30, 2019		December 31, 2018
	Fair Value Hierarchy	Carrying Values	Fair Values	Carrying Values	Fair Values

Financial assets:
Cash	Level 1	$16,077	$16,077	$15,656	$15,656
Cash equivalents	Level 2	212,461	212,461	59,698	59,698
Securities available for sale	(1)	345,533	345,533	337,366	337,366
FHLBI stock	(2)	18,002	18,002	16,022	16,022
Loans, net	Level 3	2,895,843	2,980,135	2,729,583	2,711,687
Loans held for sale	Level 2	12,756	12,756	1,122	1,122
Mortgage servicing rights	Level 2	4,385	7,117	4,436	8,444
Accrued interest receivable	Level 2	10,505	10,505	9,896	9,896

Financial liabilities:
Deposits	Level 2	2,767,091	2,666,671	2,463,708	2,471,617
Repurchase agreements	Level 2	103,990	103,990	103,519	103,519
FHLBI advances	Level 2	364,000	376,724	350,000	348,428
Subordinated debentures	Level 2	46,710	46,167	46,199	46,543
Accrued interest payable	Level 2	4,295	4,295	2,249	2,249

(1)	See Note 10 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.

(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions; therefore, fair value is estimated at carrying amount.

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

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government agencies, and municipal general obligation and revenue bonds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information that becomes known to us necessitates an impairment. There was no such impairment as of September 30, 2019 or December 31, 2018. We have no Level 1 securities available for sale.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  FAIR VALUES (Continued)

Derivatives. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves.

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of September 30, 2019 and December 31, 2018, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $12.8 million and $1.1 million, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government agency debt obligations	$198,119,000	$0	$198,119,000	$0
Mortgage-backed securities	42,971,000	0	42,971,000	0
Municipal general obligation bonds	100,537,000	0	97,842,000	2,695,000
Municipal revenue bonds	3,406,000	0	3,406,000	0
Other investments	500,000	0	500,000	0
Total	$345,533,000	$0	$342,838,000	$2,695,000

There were no transfers in or out of Level 1, Level 2, or Level 3 during the first nine months of 2019. The $1.0 million reduction in Level 3 municipal general obligation bonds during the first nine months of 2019 reflects the scheduled maturities of such bonds.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2019 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$24,193,000	$0	$0	$24,193,000
Foreclosed assets	243,000	0	0	243,000
Total	$24,436,000	$0	$0	$24,436,000

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At September 30, 2019 and December 31, 2018, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since September 30, 2019 that we believe have changed our bank’s categorization.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 11.  REGULATORY MATTERS (Continued)

Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
September 30, 2019
Total capital (to risk weighted assets)
Consolidated	$419,424	12.6%	$266,218	8.0%	$	NA	NA
Bank	416,302	12.5	266,178	8.0		332,723	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	395,010	11.9	199,664	6.0		NA	NA
Bank	391,889	11.8	199,634	6.0		266,178	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	350,374	10.5	149,748	4.5		NA	NA
Bank	391,889	11.8	149,725	4.5		216,270	6.5
Tier 1 capital (to average assets)
Consolidated	395,010	11.1	142,581	4.0		NA	NA
Bank	391,889	11.0	142,561	4.0		178,201	5.0

December 31, 2018
Total capital (to risk weighted assets)
Consolidated	$396,102	12.5%	$253,413	8.0%	$	NA	NA
Bank	388,591	12.3	253,225	8.0		316,531	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	373,721	11.8	190,060	6.0		NA	NA
Bank	366,211	11.6	189,919	6.0		253,225	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	329,596	10.4	142,545	4.5		NA	NA
Bank	366,211	11.6	142,439	4.5		205,745	6.5
Tier 1 capital (to average assets)
Consolidated	373,721	11.4	131,014	4.0		NA	NA
Bank	366,211	11.2	130,913	4.0		163,641	5.0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  REGULATORY MATTERS (Continued)

Our consolidated capital levels as of September 30, 2019 and December 31, 2018 include $44.6 million and $44.1 million, respectively, of trust preferred securities. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of September 30, 2019 and December 31, 2018, all $44.6 million and $44.1 million, respectively, of the trust preferred securities were included in our consolidated Tier 1 capital.

Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of September 30, 2019, our bank meets all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 17, 2019, our Board of Directors declared a cash dividend on our common stock in the amount of $0.26 per share that was paid on March 20, 2019 to shareholders of record as of March 8, 2019. On April 11, 2019, our Board of Directors declared a cash dividend on our common stock in the amount of $0.26 per share that was paid on June 19, 2019 to shareholders of record as of June 7, 2019. On July 11, 2019, our Board of Directors declared a cash dividend on our common stock in the amount of $0.27 per share that was paid on September 18, 2019 to shareholders of record as of September 6, 2019. On October 10, 2019, our Board of Directors declared a cash dividend on our common stock in the amount of $0.27 per share that will be paid on December 18, 2019 to shareholders of record as of December 6, 2019.

We announced on January 30, 2015 that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced a $15.0 million expansion of the stock repurchase program. On May 7, 2019, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. This latest authorization included a termination of the existing authorization as detailed above. During the first nine months of 2019, we repurchased a total of approximately 231,000 shares at a total price of $7.1 million, at an average price per share of $30.78. Since January 30, 2015 through September 30, 2019, we repurchased a total of approximately 1,390,000 shares at a total price of $32.6 million, at an average price per share of $23.47. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan, which would also likely be funded from cash dividends paid to us from our bank.

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

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC and Mercantile Insurance Center, Inc., at September 30, 2019 and December 31, 2018 and the results of operations for the three months and nine months ended September 30, 2019 and September 30, 2018. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

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

MERCANTILE BANK CORPORATION

Financial Overview

We reported net income of $12.6 million, or $0.77 per diluted share, for the third quarter of 2019, compared to net income of $10.1 million, or $0.61 per diluted share, during the third quarter of 2018. Net income during the first nine months of 2019 totaled $36.1 million, or $2.20 per diluted share, compared to $30.5 million, or $1.83 per diluted share, during the first nine months of 2018.

Bank owned life insurance claims and a gain on the sale of a former branch facility increased net income during the first nine months of 2019 by $3.1 million, or $0.19 per diluted share. Interest income related to purchased loan accounting entries increased net income during the first nine months of 2019 by $0.9 million, or $0.05 per diluted share, and net income during the first nine months of 2018 by $2.7 million, or $0.16 per diluted share. Excluding the impacts of these specific transactions, diluted earnings per share increased $0.29, or over 17%, during the first nine months of 2019 compared to the respective 2018 period.

The overall quality of our loan portfolio remains strong, with nonperforming loans equaling only 0.09% of total loans as of September 30, 2019. Gross loan charge-offs totaled $0.5 million during the third quarter of 2019, and aggregated $0.8 million for the first nine months of the year, while recoveries of prior period loan charge-offs equaled $0.2 million and $0.4 million during the respective time periods. Net loan charge-offs, as a percent of average total loans, equaled an annualized 0.05% during the third quarter and 0.02% during the first nine months of 2019. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

New commercial term loan originations totaled $153 million during the third quarter of 2019, bringing the year-to-date total to $412 million. The new commercial loan pipeline remains strong, and at September 30, 2019, we had $91 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase. We believe our loan portfolio remains well diversified, with both commercial and industrial loans and non-owner occupied commercial real estate (“CRE”) loans equaling 30%, owner occupied CRE loans equaling 19% and residential mortgage and consumer loans aggregating 15% of total loans at September 30, 2019. As a percent of total commercial loans, commercial and industrial loans and owner occupied CRE loans combined equaled 58% at September 30, 2019. We recorded a provision for loan losses of $0.7 million during the third quarter of 2019, bringing the year-to-date total to $2.5 million. The provision for loan losses recorded during 2019 primarily reflects commercial loan growth.

We believe our funding structure also remains well diversified. As of September 30, 2019, noninterest-bearing checking accounts comprised 30% of total funds, interest-bearing checking and securities sold under agreements to repurchase (“sweep accounts”) combined for 13%, savings deposits and money market accounts aggregated to 25% and local time deposits accounted for 16%. Wholesale funds, comprised of brokered deposits and Federal Home Loan Bank of Indianapolis (“FHLBI”) advances, represented 16% of total funds.

Financial Condition

Our total assets increased $346 million during the first nine months of 2019, and totaled $3.71 billion as of September 30, 2019. Total loans increased $180 million, interest-earning deposits grew by $134 million and securities available for sale increased $8.2 million, while total deposits increased $303 million and FHLBI advances were up $14.0 million during the first nine months of 2019.

Commercial loans increased $148 million during the first nine months of 2019, and at September 30, 2019 totaled $2.51 billion, or 85.5% of the loan portfolio. As of December 31, 2018, the commercial loan portfolio comprised 85.7% of total loans. The increase in commercial loans during the first nine months of 2019 primarily reflects new commercial term loans to existing and new borrowers. Commercial and industrial loans were up $60.0 million, non-owner occupied CRE loans increased $66.8 million, owner occupied CRE loans were up $18.6 million, and vacant land, land development and residential construction loans were up $3.5 million, while multi-family and residential rental loans decreased $0.7 million. As a percent of total commercial loans, commercial and industrial loans and owner occupied CRE loans combined equaled 57.8% as of September 30, 2019, compared to 58.1% at December 31, 2018.

MERCANTILE BANK CORPORATION

We are very pleased with the $2.6 billion in new commercial term loan fundings since the beginning of 2015, including $412 million during the first nine months of 2019. As of September 30, 2019, availability on existing construction and development loans totaled $91 million, with most of those funds expected to be drawn over the next 12 to 18 months. Our loan pipeline reports indicate continued strong commercial loan funding opportunities in future periods, including $165 million in new lending commitments, a majority of which we expect to be accepted and funded over the next 12 to 18 months. Our commercial lenders also report substantial additional opportunities they are currently discussing with existing and potentially new borrowers.

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

Residential mortgage loans increased $38.6 million during the first nine months of 2019, totaling $346 million, or 11.8% of total loans, as of September 30, 2019. We originated $258 million in residential mortgage loans during the first nine months of 2019, which was almost 52% higher than originations during the first nine months of 2018. Residential mortgage loans originated for sale, generally consisting of longer-term fixed rate residential mortgage loans, during the first nine months of 2019 totaled $176 million, or about 68% of total mortgage loans originated. The remaining portion, in large part comprised of adjustable rate residential mortgage loans, was added to our balance sheet. Despite the headwinds of an ongoing housing inventory shortage in most of our larger markets, we are pleased with the success of our strategic initiative to grow our residential mortgage banking operation over the past few years, and remain optimistic that origination volumes will remain strong. As of September 30, 2019, the level of residential mortgage loan pre-qualifications remained at a high level. Other consumer-related loans declined $6.9 million during the first nine months of 2019, and at September 30, 2019 totaled $78.6 million, or 2.7% of total loans. Other consumer-related loans comprised 3.1% of total loans as of December 31, 2018. We expect this loan portfolio segment to decline in future periods as scheduled principal payments exceed anticipated new loan origination volumes.

The following table summarizes our loan portfolio over the past twelve months:

	9/30/19	6/30/19	3/31/19	12/31/18	9/30/18
Commercial:
Commercial & Industrial	$882,748,000	$881,196,000	$839,207,000	$822,723,000	$818,112,000
Land Development & Construction	48,417,000	45,158,000	45,892,000	44,885,000	39,396,000
Owner Occupied Commercial RE	567,267,000	556,868,000	551,518,000	548,619,000	542,731,000
Non-Owner Occupied Commercial RE	883,080,000	852,844,000	835,678,000	816,282,000	811,767,000
Multi-Family & Residential Rental	126,855,000	128,489,000	127,903,000	127,597,000	94,101,000
Total Commercial	2,508,367,000	2,464,555,000	2,400,198,000	2,360,106,000	2,306,107,000

Retail:
1-4 Family Mortgages	346,094,000	335,618,000	316,314,000	307,540,000	301,765,000
Home Equity & Other Consumer Loans	78,552,000	81,320,000	83,127,000	85,439,000	89,545,000
Total Retail	424,646,000	416,938,000	399,441,000	392,979,000	391,310,000

Total	$2,933,013,000	$2,881,493,000	$2,799,639,000	$2,753,085,000	$2,697,417,000

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

Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest and foreclosed properties, totaled $2.9 million (0.1% of total assets) as of September 30, 2019, compared to $5.0 million (0.2% of total assets) as of December 31, 2018. Given the low level of nonperforming loans and accruing loans 30 to 89 days delinquent, combined with the manageable and steady level of watch list credits and what we believe are strong credit administration practices, we remain pleased with the overall quality of the loan portfolio.

The following tables provide a breakdown of nonperforming assets by collateral type:

NONPERFORMING LOANS

	9/30/19	6/30/19	3/31/19	12/31/18	9/30/18
Residential Real Estate:
Land Development	$32,000	$33,000	$45,000	$0	$0
Construction	0	0	0	0	0
Owner Occupied / Rental	2,390,000	2,779,000	3,032,000	3,157,000	3,498,000
	2,422,000	2,812,000	3,077,000	3,157,000	3,498,000

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	183,000	642,000	767,000	950,000	1,005,000
Non-Owner Occupied	26,000	26,000	62,000	0	0
	209,000	668,000	829,000	950,000	1,005,000

Non-Real Estate:
Commercial Assets	0	2,000	207,000	17,000	331,000
Consumer Assets	13,000	23,000	25,000	17,000	18,000
	13,000	25,000	232,000	34,000	349,000

Total	$2,644,000	$3,505,000	$4,138,000	$4,141,000	$4,852,000

MERCANTILE BANK CORPORATION

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	9/30/19	6/30/19	3/31/19	12/31/18	9/30/18
Residential Real Estate:
Land Development	$0	$0	$0	$0	$0
Construction	0	0	0	0	0
Owner Occupied / Rental	186,000	446,000	372,000	398,000	410,000
	186,000	446,000	372,000	398,000	410,000

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	57,000	0	24,000	413,000	538,000
Non-Owner Occupied	0	0	0	0	0
	57,000	0	24,000	413,000	538,000

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$243,000	$446,000	$396,000	$811,000	$948,000

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2019	2019	2019	2018	2018

Beginning balance	$3,505,000	$4,138,000	$4,141,000	$4,852,000	$4,965,000
Additions, net of transfers to ORE	338,000	(85,000)	525,000	1,181,000	748,000
Returns to performing status	(126,000)	0	0	0	0
Principal payments	(1,014,000)	(512,000)	(382,000)	(1,835,000)	(857,000)
Loan charge-offs	(59,000)	(36,000)	(146,000)	(57,000)	(4,000)

Total	$2,644,000	$3,505,000	$4,138,000	$4,141,000	$4,852,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2019	2019	2019	2018	2018

Beginning balance	$446,000	$396,000	$811,000	$948,000	$842,000
Additions	57,000	145,000	15,000	65,000	257,000
Sale proceeds	(252,000)	(74,000)	(429,000)	(128,000)	(147,000)
Valuation write-downs	(8,000)	(21,000)	(1,000)	(74,000)	(4,000)

Total	$243,000	$446,000	$396,000	$811,000	$948,000

MERCANTILE BANK CORPORATION

Gross loan charge-offs totaled $0.5 million during the third quarter of 2019, and aggregated $0.8 million for the first nine months of the year, while recoveries of prior period loan charge-offs equaled $0.2 million and $0.4 million during the respective time periods. Net loan charge-offs, as a percent of average total loans, equaled an annualized 0.05% during the third quarter and 0.02% during the first nine months of 2019. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

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

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired loans. Our migration analysis takes into account various time periods, with most weight placed on the time frame from December 31, 2010 through September 30, 2019. We believe this time period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general consensus of economic conditions in the near future.

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

MERCANTILE BANK CORPORATION

The allowance for originated loans equaled $23.7 million as of September 30, 2019, or 0.9% of total originated loans outstanding, compared to $21.6 million, or 0.9% of total originated loans outstanding at December 31, 2018. We also had an allowance for acquired loans as of September 30, 2019 and December 31, 2018, equaling $0.7 million and $0.8 million, respectively. The allowance equaled 923% of nonperforming loans as of September 30, 2019, compared to 540% as of December 31, 2018. The increase in this coverage ratio during the first nine months of 2019 in large part reflects a combination of a $1.5 million reduction in nonperforming loans and a $2.0 million balance increase in the allowance.

As of September 30, 2019, the allowance for originated loans was comprised of $21.7 million in general reserves relating to non-impaired loans and $2.0 million in specific reserves on other loans, primarily accruing loans designated as troubled debt restructurings. Troubled debt restructurings totaled $28.3 million at September 30, 2019, consisting of $0.2 million that are on nonaccrual status and $28.1 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, are not included in our nonperforming loan totals. Impaired loans with an aggregate carrying value of $0.2 million as of September 30, 2019 had been subject to previous partial charge-offs aggregating $0.5 million. Those partial charge-offs were recorded as follows: less than $0.1 million in 2018, 2017, 2016 and 2013, $0.1 million in 2015 and $0.3 million in 2011. As of September 30, 2019, there were no specific reserves allocated to impaired loans that had been subject to a previous partial charge-off.

The following table provides a breakdown of our originated and acquired loans categorized as troubled debt restructurings:

	9/30/19	6/30/19	3/31/19	12/31/18	9/30/18

Performing	$28,102,000	$28,129,000	$20,363,000	$19,223,000	$11,300,000
Nonperforming	225,000	877,000	1,195,000	229,000	1,129,000

Total	$28,327,000	$29,006,000	$21,558,000	$19,452,000	$12,429,000

Although we believe the allowance is adequate to absorb loan losses in our originated loan portfolio as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Securities available for sale increased $8.2 million during the first nine months of 2019, totaling $346 million as of September 30, 2019. Purchases during the first nine months of 2019, consisting of U.S. Government agency bonds ($34.0 million), U.S. Government agency issued or guaranteed mortgage-backed securities ($5.6 million) and municipal bonds ($13.8 million), totaled $53.4 million. Proceeds from matured and called U.S. Government agency bonds and municipal bonds during the first nine months of 2019 totaled $34.5 million and $19.0 million, respectively, with another $7.0 million from principal paydowns on mortgage-backed securities. At September 30, 2019, the portfolio was primarily comprised of U.S. Government agency bonds (57%), municipal bonds (30%) and U.S. Government agency issued or guaranteed mortgage-backed securities (13%). All of our securities are currently designated as available for sale, and are therefore stated at fair value. The fair value of securities designated as available for sale at September 30, 2019 totaled $346 million, including a net unrealized gain of $5.4 million. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function. We expect purchases during the remainder of 2019 to generally consist of U.S. Government agency bonds, U.S. Government agency issued or guaranteed mortgage-backed securities and municipal bonds, with the securities portfolio maintained at about 10% of total assets.

FHLBI stock totaled $18.0 million as of September 30, 2019, an increase of $2.0 million compared to the balance at December 31, 2018. The increase reflects additional FHLBI stock purchased in conjunction with an increase in advances outstanding. Our investment in FHLBI stock is necessary to engage in their advance and other financing programs. We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

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

Interest-earning deposit balances, primarily consisting of excess funds deposited at the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate sensitivity. During the first nine months of 2019, the average balance of these funds equaled $93.8 million, or 2.8% of average earning assets. We expect the level of these funds to average approximately 1% to 2% of average earning assets in future quarters.

Net premises and equipment equaled $54.6 million at September 30, 2019, an increase of $6.3 million during the first nine months of 2019. The increase was attributable to net purchases of $9.1 million, in large part associated with an expansion project at our bank’s main office. Depreciation expense totaled $2.8 million during the first nine months of 2019. Foreclosed and repossessed assets equaled $0.2 million as of September 30, 2019, compared to $0.8 million as of December 31, 2018. While we expect further transfers from loans to foreclosed and repossessed assets in future periods reflecting our collection efforts on some impaired lending relationships, we believe the overall strong quality of our loan portfolio will limit any overall increase in, and average balance of, this particular nonperforming asset category in future periods.

Total deposits increased $303 million during the first nine months of 2019, totaling $2.77 billion at September 30, 2019. Local deposits and out-of-area deposits increased $263 million and $40.2 million, respectively, during the first nine months of 2019. As a percent of total deposits, out-of-area deposits equaled 5.5% as of September 30, 2019, compared to 4.6% as of December 31, 2018.

Noninterest-bearing checking accounts increased $77.4 million during the first nine months of 2019, reflecting deposit balance increases from existing commercial lending relationships and deposit account openings as part of recently established commercial lending relationships. Interest-bearing checking accounts decreased $11.4 million and savings deposits were down $47.1 million, primarily reflecting the cyclical nature of deposit balances in the operational accounts of many local governmental depositors. Money market deposit accounts increased $88.4 million, primarily reflecting new funds being deposited into relatively high-paying accounts from current customers. Local time deposits increased $156 million during the first nine months of 2019, generally reflecting a new money time deposit campaign we ran during February, March and early April, as well as increased deposits from certain local governmental depositors.

Sweep accounts increased $0.5 million during the first nine months of 2019, totaling $104 million as of September 30, 2019. The aggregate balance of this funding type can be subject to relatively large fluctuations given the nature of the customers utilizing this product and the sizable balances of many of the customers. The average balance of sweep accounts was $106 million during the first nine months of 2019, while the actual balance varied from a high of $133 million to a low of $89.7 million. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings.

FHLBI advances increased $14.0 million during the first nine months of 2019, reflecting new advances obtained primarily to replace maturities and fund loan growth. As of September 30, 2019, FHLBI advances totaled $364 million. The FHLBI advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio and certain commercial real estate loans. Our borrowing line of credit as of September 30, 2019 totaled $777 million, with remaining availability of $407 million.

MERCANTILE BANK CORPORATION

Shareholders’ equity was $407 million at September 30, 2019, compared to $375 million at December 31, 2018. The $32.0 million increase during the first nine months of 2019 primarily reflects the positive impact of net income totaling $36.1 million, compared to the negative impact of cash dividends and common stock repurchases totaling $12.7 million and $7.1 million, respectively. Reflecting the decline in market interest rates, the change in net unrealized holding gain/loss on securities available for sale, net of tax effect, had a $12.5 million positive impact on shareholders’ equity during the first nine months of 2019.

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

To assist in providing needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLBI, totaled $517 million, or 16.0% of combined deposits and borrowed funds, as of September 30, 2019, compared to $474 million, or 16.2% of combined deposits and borrowed funds, as of December 31, 2018.

Sweep accounts increased $0.5 million during the first nine months of 2019, totaling $104 million as of September 30, 2019. The aggregate balance of this funding type can be subject to relatively large fluctuations given the nature of the customers utilizing this product and the sizable balances of many of the customers. The average balance of sweep accounts was $106 million during the first nine months of 2019, while the actual balance varied from a high of $133 million to a low of $89.7 million. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings. Information regarding our repurchase agreements as of September 30, 2019 and during the first nine months of 2019 is as follows:

Outstanding balance at September 30, 2019	$103,990,000
Weighted average interest rate at September 30, 2019	0.21%
Maximum daily balance nine months ended September 30, 2019	$133,411,000
Average daily balance for nine months ended September 30, 2019	$106,396,000
Weighted average interest rate for nine months ended September 30, 2019	0.25%

As a member of FHLBI, we have access to FHLBI advance borrowing programs. FHLBI advances increased $14.0 million during the first nine months of 2019, reflecting new advances obtained to replace maturing advances and assist in funding loan growth. As of September 30, 2019, FHLBI advances totaled $364 million, and based on available collateral we could borrow an additional $407 million.

We also have the ability to borrow up to $70.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit. We accessed a line of credit on several occasions during the initial part of the first quarter of 2019 to provide short-term assistance in funding strong loan growth and business checking account withdrawals. Federal funds purchased averaged $1.9 million during the first nine months of 2019, compared to our interest-earning deposit balance with the Federal Reserve Bank of Chicago that averaged $82.3 million. We also have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using certain municipal bonds as collateral, we could have borrowed up to $32.9 million as of September 30, 2019. We did not utilize this line of credit during the first nine months of 2019 or at any time during the previous ten fiscal years, and do not plan to access this line of credit in future periods.

MERCANTILE BANK CORPORATION

The following table reflects, as of September 30, 2019, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$2,087,568,000	$0	$0	$0	$2,087,568,000
Time deposits	367,365,000	275,203,000	36,955,000	0	679,523,000
Short-term borrowings	103,990,000	0	0	0	103,990,000
Federal Home Loan Bank advances	40,000,000	144,000,000	140,000,000	40,000,000	364,000,000
Subordinated debentures	0	0	0	46,710,000	46,710,000
Other borrowed money	0	0	0	2,823,000	2,823,000
Property leases	403,000	644,000	529,000	1,271,000	2,847,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of September 30, 2019, we had a total of $1.03 billion in unfunded loan commitments and $22.1 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $869 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $165 million were for loan commitments generally expected to close and become funded within the next 12 to 18 months. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

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

Capital Resources

Shareholders’ equity was $407 million at September 30, 2019, compared to $375 million at December 31, 2018. The $32.0 million increase during the first nine months of 2019 primarily reflects the positive impact of net income totaling $36.1 million, compared to the negative impact of cash dividends and common stock repurchases totaling $12.7 million and $7.1 million, respectively. Reflecting the decline in market interest rates, the change in net unrealized holding gain/loss on securities available for sale, net of tax effect, had a $12.5 million positive impact on shareholders’ equity during the first nine months of 2019.

We announced on January 30, 2015 that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced a $15.0 million expansion of the stock repurchase program. On May 7, 2019, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. This latest authorization included a termination of the existing authorization as detailed above. During the first nine months of 2019, we repurchased a total of approximately 231,000 shares of common stock at a total price of $7.1 million, at an average price per share of $30.78. Since January 30, 2015 through September 30, 2019, we repurchased a total of approximately 1,390,000 shares of common stock at a total price of $32.6 million, at an average price per share of $23.47. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan, which would also likely be funded from cash dividends paid to us from our bank.

MERCANTILE BANK CORPORATION

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Under the BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of September 30, 2019, our bank met all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis as if all such requirements were currently in effect.

As of September 30, 2019, our bank’s total risk-based capital ratio was 12.5%, compared to 12.3% at December 31, 2018. Our bank’s total regulatory capital increased $27.7 million during the first nine months of 2019, in large part reflecting the net impact of net income totaling $40.9 million and cash dividends paid to us aggregating $16.6 million. Our bank’s total risk-based capital ratio was also impacted by a $159 million increase in total risk-weighted assets, primarily resulting from commercial loan growth. As of September 30, 2019, our bank’s total regulatory capital equaled $416 million, or $83.8 million in excess of the 10.0% minimum which is among the requirements to be categorized as “well capitalized.” Our and our bank’s capital ratios as of September 30, 2019 and December 31, 2018 are disclosed in Note 11 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

We recorded net income of $12.6 million, or $0.77 per basic and diluted share, for the third quarter of 2019, compared to net income of $10.1 million, or $0.61 per basic and diluted share, for the third quarter of 2018. We recorded net income of $36.1 million, or $2.20 per basic and diluted share, for the first nine months of 2019, compared to net income of $30.5 million, or $1.83 per basic and diluted share, for the first nine months of 2018.

Bank owned life insurance claims and a gain on the sale of a former branch facility increased net income during the first nine months of 2019 by $3.1 million, or $0.19 per diluted share. Interest income related to purchased loan accounting entries increased net income during the first nine months of 2019 by $0.9 million, or $0.05 per diluted share, and net income during the first nine months of 2018 by $2.7 million, or $0.16 per diluted share. Excluding the impacts of these transactions, diluted earnings per share increased $0.29, or 17.4%, during the first nine months of 2019 compared to the respective 2018 period.

The higher level of net income during the third quarter of 2019 compared to the prior-year third quarter resulted from increased net interest income and noninterest income, which more than offset increased noninterest expense and provision expense. The growth in net interest income stemmed from a higher level of earning assets, and the improved noninterest income primarily resulted from increased mortgage banking activity income. Growth in credit and debit card income, service charges on accounts, and payroll processing fees also contributed to the higher level of noninterest income. The increased noninterest expense mainly resulted from higher salary costs.

The improved net income in the first nine months of 2019 compared to the respective prior-year period reflects increased net interest income and noninterest income, which more than offset higher noninterest expense and provision expense. The increase in net interest income resulted from a higher level of earning assets. Noninterest income during the first nine months of 2019 included bank owned life insurance claims and a gain on the sale of a former branch facility. Excluding these transactions, noninterest income during the first nine months of 2019 increased compared to the respective 2018 period, mainly reflecting higher mortgage banking activity income. Increased credit and debit card income, service charges on accounts, and payroll processing revenue also contributed to the growth in noninterest income. The higher level of noninterest expense primarily reflects increased salary costs.

MERCANTILE BANK CORPORATION

Interest income during the third quarter of 2019 was $40.3 million, an increase of $4.8 million, or 13.6%, from the $35.5 million earned during the third quarter of 2018. The increase in interest income resulted from growth in, and a higher yield on, average earning assets. Average earning assets equaled $3.38 billion during the third quarter of 2019, up $322 million, or 10.5%, from the level of $3.06 billion during the third quarter of 2018; average loans increased $245 million, average interest-earning deposit balances were up $56.5 million, and average securities increased $20.8 million. The yield on average earning assets was 4.73% during the third quarter of 2019, compared to 4.60% during the prior-year third quarter. The increased yield on average earning assets primarily resulted from a higher yield on loans. The increase in the yield on loans from 4.91% during the third quarter of 2018 to 5.06% during the third quarter of 2019 was primarily due to a higher yield on commercial loans, which equaled 5.15% in the current-year third quarter compared to 5.01% during the prior-year third quarter. The improved yield on commercial loans primarily reflected the positive impact of higher interest rates on variable-rate commercial loans stemming from the Federal Open Market Committee’s (“FOMC”) raising of the targeted federal funds rate by 25 basis points in both September and December 2018. The impact of these rate increases more than offset the negative impact of lower interest rates on variable-rate commercial loans resulting from the FOMC’s lowering of the targeted federal funds rate by 25 basis points in both July and September 2019.

Interest income during the first nine months of 2019 was $119 million, an increase of $14.0 million, or 13.3%, from the $105 million earned during the first nine months of 2018. The increase in interest income resulted from growth in, and a higher yield on, average earning assets. Average earning assets equaled $3.30 billion during the first nine months of 2019, up $270 million, or 8.9%, from the level of $3.03 billion during the respective 2018 period; on an average basis, loans were up $244 million, securities increased $14.6 million, and interest-earning deposit balances were up $11.1 million. The yield on average earning assets was 4.82% during the first nine months of 2019, compared to 4.63% during the first nine months of 2018. The higher yield on average earning assets primarily resulted from an increased yield on loans, which equaled 5.15% during the first nine months of 2019, compared to 4.99% during the respective 2018 period. Excluding interest income related to purchased loan accounting entries, the yield on loans equaled 5.09% during the first nine months of 2019, compared to 4.81% during the respective 2018 period. Interest income related to purchased loan accounting entries totaled $1.1 million during the first nine months of 2019, compared to $3.4 million during the respective prior-year period. The increased yield on loans mainly stemmed from a higher yield on commercial loans, which equaled 5.25% and 5.07% during the first nine months of 2019 and 2018, respectively. The higher yield on commercial loans primarily resulted from higher interest rates on variable-rate commercial loans resulting from the FOMC raising the targeted federal funds by 25 basis points in each of March, June, September, and December 2018. The positive impact of these rate increases more than offset the negative impact of decreased interest rates on variable-rate commercial loans stemming from the FOMC lowering the targeted federal funds rate by 25 basis points in both July and September 2019.

Interest expense during the third quarter of 2019 was $8.7 million, an increase of $3.1 million, or 54.3%, from the $5.6 million expensed during the third quarter of 2018. The increase in interest expense is primarily attributable to a higher weighted average cost of interest-bearing liabilities, which equaled 1.52% in the third quarter of 2019, compared to 1.11% in the third quarter of 2018. The increase in the weighted average cost of interest-bearing liabilities primarily reflects a higher cost of time deposits and a change in funding mix. The cost of time deposits increased from 1.64% during the prior-year third quarter to 2.34% during the current-year third quarter, mainly reflecting the rising interest rate environment during 2018. A higher-costing time deposit special campaign, which was introduced in mid-first quarter 2019 and ended in early April 2019, also contributed to the increased cost of time deposits. On an average basis, higher-costing time deposits and borrowed funds represented 29.2% and 23.3%, respectively, of average interest-bearing liabilities during the third quarter of 2019, compared to 23.3% and 19.1%, respectively, during the prior-year third quarter. Increased reliance on more costly wholesale funds during the twelve months ended September 30, 2019, most of which occurred in the fourth quarter of 2018 and January 2019, was necessitated by various funding requirements, including ongoing loan growth and seasonal deposit withdrawals by certain business customers for bonus and tax payments. Average lower-costing interest-bearing non-time deposits represented 47.5% of average interest-bearing liabilities during the current-year third quarter, down from 57.6% during the respective 2018 period. An increase in average interest-bearing liabilities also contributed to the higher level of interest expense during the third quarter of 2019 compared to the prior-year third quarter. Average interest-bearing liabilities were $2.27 billion during the third quarter of 2019, up $259 million, or 12.9%, from the $2.01 billion average during the third quarter of 2018.

MERCANTILE BANK CORPORATION

Interest expense during the first nine months of 2019 was $25.4 million, an increase of $9.9 million, or 63.7%, from the $15.5 million expensed during the first nine months of 2018. The increase in interest expense is primarily attributable to a higher weighted average cost of interest-bearing liabilities, which equaled 1.52% during the first nine months of 2019 compared to 1.02% during the respective 2018 period. The increase in the weighted average cost of interest-bearing liabilities primarily reflects higher costs of time deposits, borrowed funds, and certain non-time deposit account categories and a change in funding mix. The cost of time deposits increased from 1.50% during the first nine months of 2018 to 2.27% during the respective current-year period, primarily reflecting the rising interest rate environment during 2018. The previously-mentioned higher-costing time deposit special also contributed to the increased cost. The cost of borrowed funds increased from 2.00% during the first nine months of 2018 to 2.39% during the first nine months of 2019, mainly reflecting a higher cost of FHLBI advances, which equaled 2.38% during the first nine months of 2019 compared to 1.83% during the respective 2018 period. The higher cost primarily reflects the rising interest rate during 2018 and the lengthening of the average weighted maturity of the advance portfolio. Longer-term FHLBI advances totaling $194 million were obtained during the last eight months of 2018 and first month of 2019 to meet various funding needs. The cost of interest-bearing non-time deposit accounts increased from 0.52% during the first nine months of 2018 to 0.63% during the first nine months of 2019, mainly reflecting higher rates paid on money market accounts and a change in funding mix. The increased rates mainly reflect the rising interest rate environment during 2018. On an average basis, higher-costing money market accounts represented 44.1% of interest-bearing non-time deposits during the first nine months of 2019, up from 40.4% during the respective 2018 period. Average higher-costing time deposits and average borrowed funds represented 28.4% and 23.7%, respectively, of average interest-bearing liabilities during the first nine months of 2019, compared to 23.8% and 18.5%, respectively, during the first nine months of 2018. As noted previously, most of the increased reliance on more costly wholesale funds, which was necessitated by certain funding requirements, occurred in late 2018 and January 2019. Average lower-costing interest-bearing non-time deposits represented 47.9% of average interest-bearing liabilities during the first nine months of 2019, down from 57.7% during the respective 2018 period. An increase in interest-bearing liabilities also contributed to the higher level of interest expense during the first nine months of 2019 compared to the same time period in 2018. Average interest-bearing liabilities were $2.24 billion during the first nine months of 2019, up $215 million, or 10.6%, from the $2.03 billion average during the first nine months of 2018.

Net interest income during the third quarter of 2019 was $31.6 million, an increase of $1.8 million, or 5.9%, from the $29.8 million earned during the third quarter of 2018. The increase was due to growth in average earning assets. The net interest margin was 3.71% in the third quarter of 2019, compared to 3.87% in the prior-year third quarter. The yield on average earning assets equaled 4.73% during the third quarter of 2019, up from 4.60% during the respective 2018 period mainly due to an increased yield on commercial loans. The improved yield on commercial loans primarily reflects the positive impact of higher interest rates on variable-rate commercial loans stemming from the FOMC’s raising of the targeted federal funds rate by 25 basis points in both September and December 2018. The impact of these rate increases more than offset the negative impact of decreased rates on variable-rate commercial loans resulting from the FOMC’s lowering of the targeted federal funds rate in both July and September 2019. The cost of funds equaled 1.02% during the third quarter of 2019, up from 0.73% during the prior-year third quarter mainly due to an increased cost of time deposits and a change in funding mix.

Net interest income during the first nine months of 2019 was $93.4 million, an increase of $4.1 million, or 4.6%, from the $89.3 million earned during the first nine months of 2018. The increase was due to a higher level of average earning assets. The net interest margin was 3.79% during the first nine months of 2019, compared to 3.95% during the respective 2018 period. The yield on average earning assets equaled 4.82% during the first nine months of 2019, up from 4.63% during the respective 2018 period mainly due to an increased yield on commercial loans. The improved yield on commercial loans primarily reflects the positive impact of higher interest rates on variable-rate commercial loans stemming from the FOMC’s raising of the targeted federal funds rate by 25 basis points in each of March, June, September, and December 2018. The impact of these rate increases more than offset the negative impact of decreased rates on variable-rate commercial loans resulting from the FOMC’s lowering of the targeted federal funds rate by 25 basis points in both July and September 2019. The cost of funds equaled 1.03% during the first nine months of 2019, up from 0.68% during the respective prior-year period primarily due to increased costs of time deposits, borrowed funds, and certain non-time deposit account categories and a change in funding mix. Excluding interest income associated with purchased loan accounting entries, our core net interest margin was 3.75% during the first nine months of 2019, compared to 3.80% during the first nine months of 2018.

MERCANTILE BANK CORPORATION

The following tables set forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the third quarters and first nine months of 2019 and 2018. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield for the third quarters and first nine months of 2019 and 2018 have been computed on a tax equivalent basis using a marginal tax rate of 21%. Securities interest income was increased by $60,000 in both the third quarter of 2019 and the third quarter of 2018, and $180,000 and $210,000 in the first nine months of 2019 and 2018, respectively, for this non-GAAP, but industry standard, adjustment. These adjustments equated to one basis point increases in our net interest margin for each of the 2019 and 2018 periods.

MERCANTILE BANK CORPORATION

	Quarters ended September 30,
	2 0 1 9			2 0 1 8
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$2,903,161	$37,005	5.06%	$2,658,092	$32,918	4.91%
Investment securities	363,394	2,720	2.99	342,593	2,315	2.70
Other interest-earning assets	118,314	651	2.15	61,810	313	1.98
Total interest - earning assets	3,384,869	40,376	4.73	3,062,495	35,546	4.60

Allowance for loan losses	(24,498)			(21,661)
Other assets	261,797			254,295

Total assets	$3,622,168			$3,295,129

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,741,562	$5,573	1.22%	$1,628,346	$3,574	0.87%
Short-term borrowings	112,739	71	0.25	97,090	63	0.26
Federal Home Loan Bank advances	367,370	2,257	2.40	237,609	1,201	1.98
Other borrowings	49,482	810	6.41	49,131	808	6.44
Total interest-bearing liabilities	2,271,153	8,711	1.52	2,012,176	5,646	1.11

Noninterest-bearing deposits	930,851			893,181
Other liabilities	16,814			12,198
Shareholders’ equity	403,350			377,574

Total liabilities and shareholders’ equity	$3,622,168			$3,295,129

Net interest income		$31,665			$29,900

Net interest rate spread			3.21%			3.49%
Net interest spread on average assets			3.47%			3.60%
Net interest margin on earning assets			3.71%			3.87%

MERCANTILE BANK CORPORATION

	Nine months ended September 30,
	2 0 1 9			2 0 1 8
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$2,846,735	$109,559	5.15%	$2,602,718	$97,087	4.99%
Investment securities	358,557	7,767	2.89	343,983	6,838	2.65
Other interest-earning assets	93,800	1,627	2.32	82,700	1,071	1.73
Total interest - earning assets	3,299,092	118,953	4.82	3,029,401	104,996	4.63

Allowance for loan losses	(23,598)			(20,824)
Other assets	256,347			250,576

Total assets	$3,531,841			$3,259,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,710,120	$15,906	1.24%	$1,651,186	$9,921	0.80%
Short-term borrowings	108,262	244	0.30	100,165	181	0.24
Federal Home Loan Bank advances	373,436	6,751	2.38	226,154	3,134	1.83
Other borrowings	49,375	2,506	6.69	48,988	2,286	6.15
Total interest-bearing liabilities	2,241,193	25,407	1.52	2,026,493	15,522	1.02

Noninterest-bearing deposits	886,536			849,337
Other liabilities	14,484			12,318
Shareholders’ equity	389,628			371,005

Total liabilities and shareholders’ equity	$3,531,841			$3,259,153

Net interest income		$93,546			$89,474

Net interest rate spread			3.30%			3.61%
Net interest spread on average assets			3.54%			3.67%
Net interest margin on earning assets			3.79%			3.95%

A loan loss provision expense of $0.7 million was recorded during the third quarter of 2019, compared to $0.4 million during the third quarter of 2018. A loan loss provision expense of $2.5 million was recorded during the first nine months of 2019, compared to $1.1 million during the first nine months of 2018. The provision expense recorded during the 2019 and 2018 periods primarily reflects ongoing net loan growth; in addition, the provision expense recorded during the first nine months of 2018 depicts an increased allocation related to our “competitive environment” environmental factor. The amount of provision expense necessitated by net loan growth during the first nine months of 2018 was partially mitigated by net loan recoveries being recorded during the period.

MERCANTILE BANK CORPORATION

Net loan charge-offs of $0.3 million and $0.4 million were recorded during the third quarter and first nine months of 2019, respectively, compared to net loan recoveries of $0.1 million and $1.1 million during the respective 2018 periods. The allowance for originated loans, as a percentage of total originated loans, was 0.9% as of both September 30, 2019, and September 30, 2018. Our allowances for originated loans and acquired loans totaled $23.7 million and $0.7 million, respectively, as of September 30, 2019, compared to $21.1 million and $0.6 million, respectively, as of September 30, 2018.

Noninterest income during the third quarter of 2019 was $6.7 million, up $2.0 million, or nearly 42%, from the prior-year third quarter. The improved level of noninterest income primarily reflected increased mortgage banking activity income stemming from the success of continuing strategic initiatives designed to increase market presence, along with a higher percentage of originated residential mortgage loans being sold and an increased level of refinance activity resulting from a recent decrease in residential mortgage loan interest rates. Residential mortgage loan originations totaled $133 million during the third quarter of 2019 compared to $66.8 million during the prior-year third quarter, representing an increase of $66.0 million, or nearly 99%. Sold residential mortgage loans represented approximately 79% of total originations during the third quarter of 2019, up from approximately 46% during the third quarter of 2018. Increased credit and debit card income, service charges on accounts, and payroll processing fees also contributed to the higher level of noninterest income.

Noninterest income during the first nine months of 2019 was $19.6 million, compared to $13.6 million during the same time period in 2018. Noninterest income during the first nine months of 2019 included bank owned life insurance claims aggregating $2.6 million and a gain on the sale of a former branch facility of $0.6 million. Excluding the impacts of these transactions, noninterest income increased $2.8 million, or 20.7%, in the first nine months of 2019 compared to the respective 2018 period. The increase in noninterest income primarily reflects higher mortgage banking activity. As noted previously, ongoing strategic initiatives intended to increase market penetration, along with a higher percentage of loans being sold and increased refinance activity stemming from interest rate declines, have enhanced mortgage banking activity income. Residential mortgage loan originations totaled $258 million during the first nine months of 2019, up $88.2 million, or approximately 52%, from the $170 million in originations during the first nine months of 2018. As a percentage of total originations, sold residential mortgage loans equaled approximately 68% during the first nine months of 2019, up from about 44% during the respective 2018 period. Growth in credit and debit card income, service charges on accounts, and payroll processing revenue also contributed to the higher level of noninterest income.

Noninterest expense totaled $22.0 million during the third quarter of 2019, up $0.4 million, or 1.7%, from the prior-year third quarter. Noninterest expense during the first nine months of 2019 was $65.9 million, an increase of $1.7 million, or 2.7%, from the $64.2 million expensed during the first nine months of 2018. The higher level of expense in both periods primarily resulted from increased salary costs, mainly reflecting annual employee merit pay increases, higher mortgage loan lender commissions, and increased stock-based compensation expense. Pay increases for all hourly employees, which went into effect on April 1, 2018, also contributed to the higher level of salary costs during the first nine months of 2019. Federal Deposit Insurance Corporation deposit insurance premiums were down $0.5 million in both the third quarter and first nine months of 2019 compared to the respective 2018 periods as a result of deposit insurance credits being applied against regular assessments.

During the third quarter of 2019, we recorded income before federal income tax of $15.6 million and a federal income tax expense of $3.0 million. During the third quarter of 2018, we recorded income before federal income tax of $12.5 million and a federal income tax expense of $2.4 million. During the first nine months of 2019, we recorded income before federal income tax of $44.6 million and a federal income tax expense of $8.5 million. During the first nine months of 2018, we recorded income before federal income tax of $37.6 million and a federal income tax expense of $7.1 million. The increased federal income tax expense in the 2019 periods compared to the respective 2018 periods resulted from higher levels of income before federal income tax. Our effective tax rate was 19.0% during both the third quarter and first nine months of 2019 and the respective 2018 periods.

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

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of September 30, 2019:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$1,198,795,000	$111,925,000	$878,800,000	$310,743,000	$2,500,263,000
Residential real estate loans	51,798,000	24,618,000	153,672,000	178,806,000	408,894,000
Consumer loans	2,294,000	1,200,000	18,134,000	2,228,000	23,856,000
Securities (2)	21,997,000	14,359,000	73,829,000	253,350,000	363,535,000
Other interest-earning assets	140,513,000	1,000,000	2,750,000	0	144,263,000
Allowance for loan losses	0	0	0	0	(24,414,000)
Other assets	0	0	0	0	293,983,000
Total assets	1,415,397,000	153,102,000	1,127,185,000	745,127,000	$3,710,380,000

Liabilities:
Interest-bearing checking	327,679,000	0	0	0	327,679,000
Savings deposits	269,958,000	0	0	0	269,958,000
Money market accounts	522,742,000	0	0	0	522,742,000
Time deposits under $100,000	32,107,000	83,373,000	89,287,000	0	204,767,000
Time deposits $100,000 & over	70,685,000	181,200,000	222,871,000	0	474,756,000
Short-term borrowings	103,990,000	0	0	0	103,990,000
Federal Home Loan Bank advances	10,000,000	30,000,000	284,000,000	40,000,000	364,000,000
Other borrowed money	49,534,000	0	0	0	49,534,000
Noninterest-bearing checking	0	0	0	0	967,189,000
Other liabilities	0	0	0	0	18,565,000
Total liabilities	1,386,695,000	294,573,000	596,158,000	40,000,000	3,303,180,000
Shareholders' equity	0	0	0	0	407,200,000
Total liabilities & shareholders' equity	1,386,695,000	294,573,000	596,158,000	40,000,000	$3,710,380,000

Net asset (liability) GAP	$28,702,000	$(141,471,000)	$531,027,000	$705,127,000

Cumulative GAP	$28,702,000	$(112,769,000)	$418,258,000	$1,123,385,000

Percent of cumulative GAP to total assets	0.8%	(3.0%)	11.3%	30.3%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of September 30, 2019.

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

We conducted multiple simulations as of September 30, 2019, in which it was assumed that changes in market interest rates occurred ranging from up 300 basis points to down 200 basis points in equal quarterly instalments over the next twelve months. The following table reflects the estimated dollar and percentage changes in net interest income over the next twelve months in comparison to the $123 million in net interest income projected using balance sheet amounts and anticipated replacement interest rates as of September 30, 2019. The resulting estimates are generally within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 200 basis points	$(10,190,000)	(8.2%)
Interest rates down 100 basis points	(5,220,000)	(4.2)
Interest rates up 100 basis points	4,670,000	3.8
Interest rates up 200 basis points	9,280,000	7.5
Interest rates up 300 basis points	13,850,000	11.2

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

Item 4. Controls and Procedures

As of September 30, 2019, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2019.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sales of equity securities during the quarter ended September 30, 2019.

Issuer Purchases of Equity Securities

On May 7, 2019, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. Repurchases made during the third quarter of 2019 are detailed in the table below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares or Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
July 1 – 31	16,000	$31.98	0	$19,488,000
August 1 – 31	63,896	31.45	0	17,479,000
September 1 – 30	31,997	30.85	0	16,492,000
Total	111,893	$31.36	0	$16,492,000

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

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2019.

MERCANTILE BANK CORPORATION

By: /s/ Robert B. Kaminski, Jr.
Robert B. Kaminski, Jr.
President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Charles E. Christmas
Charles E. Christmas
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)