Form 10-K
period 2019-12-31
MERCANTILE BANK CORP
filed 2020-03-02
CIK 1042729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☒	Emerging growth company ☐
Non-accelerated filer ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate value of the common equity held by non-affiliates (persons other than directors and executive officers) of the registrant, computed by reference to the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $518 million. As of February 28, 2020, there were issued and outstanding 16,332,104 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s proxy statement for the Annual Meeting of Shareholders to be held May 28, 2020 are incorporated by reference into Part III of this report.

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

Our Bank

Our bank is a state banking company that operates under the laws of the State of Michigan, pursuant to a charter issued by the Michigan Department of Insurance and Financial Services. Our bank’s deposits are insured to the maximum extent permitted by law by the Federal Deposit Insurance Corporation (“FDIC”). Our bank, through its 40 office locations, provides commercial banking services primarily to small- to medium-sized businesses and retail banking services. Our bank’s main office is located in Grand Rapids, and our operations are centered around the West and Central portions of Michigan, with branch office locations in Alma, Belding, Cadillac, Canadian Lakes, Clare, Comstock Park, Fairview, Forest Hills, Grand Rapids, Hastings, Holland, Howard City, Ionia, Ithaca, Kalamazoo, Lakeview, Lansing, Lowell, Merrill, Mt. Pleasant, Paw Paw, Portage, Remus, Rose City, Shepherd, St. Charles, St. Helen, St. Johns, Troy, Vestaburg, West Branch, and Wyoming.

Our bank makes secured and unsecured commercial, construction, mortgage and consumer loans, and accepts checking, savings and time deposits. Our bank owns 32 automated teller machines ("ATM") and eight video banking machines at a majority of our office locations that participate in the ACCEL/EXCHANGE and PLUS regional network systems, as well as other ATM networks throughout the country. Our bank also enables customers to conduct certain loan and deposit transactions by personal computer and through mobile applications. Courier service is provided to certain commercial customers, and safe deposit facilities are available at a vast majority of our office locations. Our bank does not have trust powers.

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

 Employees

As of December 31, 2019, we employed 570 full-time and 113 part-time persons. Management believes that relations with employees are good.

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

The Board of Directors has delegated significant lending authority to officers of our bank. The Board of Directors believes this empowerment, supported by our strong credit culture and the significant experience of our commercial lending staff, enables us to be responsive to our customers. The loan policy specifies lending authority for our lending officers with amounts based on the experience level and ability of each lender. Our loan officers and loan managers are generally able to approve loans ranging from $1.0 million and $2.5 million. We have established higher approval limits for our bank’s Chief Lending Officer, President and Chief Executive Officer ranging from $4.0 million up to $10.0 million. These lending authorities, however, are typically used only in rare circumstances where timing is of the essence. Loan requests exceeding $2.5 million require approval by the Officers Loan Committee, and loan requests exceeding $7.5 million, up to the legal lending limit of approximately $80.1 million, require approval by our bank’s Board of Directors. We generally apply an in-house lending limit that is significantly less than our bank’s legal lending limit.

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

 Loans are placed in a nonaccrual status when, in our opinion, uncertainty exists as to the ultimate collection of all principal and interest. As of December 31, 2019, loans placed in nonaccrual status totaled $2.3 million, or 0.1% of total loans, compared to $4.1 million, or 0.2% of total loans, at December 31, 2018. No loans were past due 90 days or more and still accruing interest at year-end 2019 or 2018.

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

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired loans. Our migration takes into account various time periods; however, at year-end 2019 we placed most weight on the period starting December 31, 2010 through December 31, 2019. We believe this period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general market consensus of economic conditions in the near future.

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

Subject to the limitations of the Bank Holding Company Act, we are also permitted to make portfolio investments in equity securities and to make equity investments in subsidiaries engaged in a variety of non-banking activities, which include real estate-related activities such as community development, real estate appraisals, arranging equity financing for commercial real estate, and owning and operating real estate used substantially by our bank or acquired for its future use. Our bank holding company has no plans at this time to make directly any of these equity investments at the bank holding company level. Our Board of Directors may, however, alter the investment policy at any time without shareholder approval.

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

In addition to pursuing organic growth, we may also pursue strategic acquisition opportunities that we believe will fit our core philosophy and culture, enhance our profitability and provide appropriate risk-adjusted returns. These acquisition opportunities could be material to our business and involve a number of risks, including the following:

°	intense competition from other banking organizations and other acquirers for potential merger candidates drives market pricing;
°	time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions may divert human and capital resources without producing the desired returns;
°	estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution or assets are inherently complex and may be inaccurate;
°	potential exposure to unknown or contingent liabilities of targets; and
°	regulatory timeframes for review of applications may limit the number and frequency of transactions we may be able to consummate.

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

In September 2014, the Federal Reserve Board announced principles it would follow to implement monetary policy normalization, that is, to raise the Federal funds rate and other short-term interest rates to more historically normal levels and to reduce the Federal Reserve’s securities holdings, so as to promote its statutory mandate of maximum employment and price stability. The Federal Open Market Committee (“FOMC”) took the initial step in that process by raising the Federal funds rate by 25 basis points in December 2015, the first such action since December 2008. Subsequently, the FOMC refined the normalization principles and announced greater detail about its planned approach. In September 2017, the FOMC announced the start of a gradual reduction in the Federal Reserve’s securities holdings, commencing in October 2017. In each of March, June, September and December 2018, the FOMC raised the Federal funds rate by 25 basis points, and announced its intention to continue to raise the Federal funds rate gradually over the next few years. In January 2019, the FOMC announced its intention to continue to implement monetary policy in a regime in which an ample supply of reserves ensures that control of the Federal funds and other short-term interest rates is exercised primarily through adjustment of its administered rates. The FOMC stated that it was prepared to adjust the details of the reduction of its balance sheet in light of economic and financial developments, and would be prepared to use its full range of tools, including changing the size and composition of its balance sheet, if future economic conditions warranted a more accommodative monetary policy than could be achieved solely by reducing the Federal funds rate.

In July 2019, the FOMC announced the cessation of the reduction in its securities portfolio and reduced the Federal funds rate by 25 basis points. In August 2019, the FOMC commenced reinvestment of principal payments received from agency debt and agency mortgage-backed securities (“MBS”) in Treasury securities and agency MBS, as well as the rollover of maturing Treasury securities in its portfolio. In September 2019, the FOMC again lowered the Federal funds rate by 25 basis points. In October 2019, the FOMC issued a reaffirmation of its January 2019 statement, and announced that in light of recent and expected increases in the Federal Reserve’s non-reserve liabilities and in order to maintain ample reserve balances over time at or above levels prevailing in early September 2019, the Federal Reserve would purchase Treasury bills at least into the second quarter of 2020. The statement also announced that the Federal Reserve would conduct term and overnight repurchase agreement operations at least through January 2020 to ensure that the supply of reserves remained ample, even during periods of sharp increases in non-reserve liabilities, and to mitigate the risk of money market pressures. At its regular October 2019 meeting, the FOMC again lowered the Federal funds rate by 25 basis points. There can be no assurance that the operations announced in October 2019 will continue, that they will be effective to accomplish their stated policy goals, or as to the actual impact of those operations and policies on the financial markets, the broader economy, or on our business, financial condition, results of operations, access to credit or the trading price of our common stock.

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

While some of those EGRRCPA changes became effective immediately upon enactment, many others required implementing regulations by the federal banking agencies before becoming effective. At the dates indicated, the federal banking agencies adopted regulations in final form, applicable to us and our bank, implementing EGRRCPA provisions simplifying capital adequacy requirements (September 2019), granting exemption from the proprietary trading and other restrictions of the Volcker Rule (July 2019), reducing the frequency of periodic supervisory examinations (December 2018), reducing certain periodic reporting requirements (June 2019), excluding specified amounts of reciprocal deposits, received by our bank from other insured depository institutions, from the “brokered deposit” limitations of the Federal Deposit Insurance Act (March 2019), providing clarifications and revised capital treatment for certain high volatility commercial real estate loans as well as clarifying the capital treatment of certain financings of one-to-four family residential properties and the development of land (November 2019), and relaxing appraisal requirements for certain real property mortgage transactions (September 2019).

Other proposals to modify existing regulations are pending. For example, the FDIC (which regulates our bank) and the Office of the Comptroller of the Currency (“OCC”) proposed in December 2019 significant revisions to their respective versions of the existing uniform regulations (jointly adopted by the Federal Reserve, FDIC, and the OCC) that implement the Community Reinvestment Act. The Federal Reserve (which regulates our company) has not proposed changes to its version of the existing joint regulations. There can be no assurance whether or when any proposed changes in existing regulations will be adopted.

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

The new regulations implemented (i) revised definitions of regulatory capital elements, (ii) a new common equity Tier 1 (“CET 1”) minimum capital ratio requirement, (iii) an increase in the existing minimum Tier 1 capital ratio requirement, (iv) new limits on capital distributions and certain discretionary bonus payments if an institution does not hold a specified amount of CET 1 (called a capital conservation buffer) in addition to the amount required to meet its minimum risk-based capital requirements, (v) new risk-weightings for certain categories of assets, and (vi) other requirements applicable to banking organizations which have total consolidated assets or total consolidated on-balance sheet foreign exposure exceeding specified amounts (that are greatly in excess of those of us and our bank), which elect to use the advanced measurement approach for calculating risk-weighted assets, or which are subsidiaries of banking organizations that use the advanced measurement approach (“Advanced Approaches Entities”).

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

In July 2019, the federal banking agencies adopted final rules applicable to banking organizations, like us and our bank, that are not Advanced Approaches Entities. Those rules, which became effective January 1, 2020, provide simpler regulatory capital requirements with respect to mortgage servicing assets, certain deferred tax assets arising from temporary differences, and investments in the capital of unconsolidated financial institutions, than those previously applied. The same rule-making also simplified the calculation for the amount of capital issued by a consolidated subsidiary of a banking organization and held by third parties (sometimes referred to as a minority interest) that is includable in regulatory capital.

The increased minimum capital requirements may adversely affect our ability (and that of our bank) to pay cash dividends, reduce our profitability, or otherwise adversely affect our business, financial condition or results of operations. In the event of a need for additional capital to meet these requirements, there can be no assurance of our ability to raise funding in the equity and capital markets. Factors that we cannot control, such as the disruption of financial markets or negative views of the financial services industry generally, could impair our ability to raise qualifying equity capital. In addition, our ability to raise qualifying equity capital could be impaired if investors develop a negative perception of our financial prospects. If we were unable to raise qualifying equity capital, it might be necessary for us to sell assets in order to maintain required capital ratios. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations, cash flow and financial condition.

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

In February 2019, the federal banking agencies published in the Federal Register a notice of proposed rule-making to implement this EGRRCPA capital adequacy provision. Final rules were adopted by each of the federal banking agencies in November 2019, which became effective January 1, 2020. The final rules represent an alternative to the capital adequacy rules that became applicable to us and our bank on January 1, 2015, and that are described above (the generally applicable rules).

The final rules are available to each “Qualifying Community Banking Organization” as defined in the final rules (a “QCBO”). To be a QCBO, a banking organization must satisfy the following criteria: (i) not be an Advanced Approaches Entity; (ii) have a leverage capital ratio greater than 9%; (iii) total consolidated assets of less than $10 billion; (iv) total off-balance sheet exposures (excluding certain derivatives) of 25% or less of total consolidated assets; and (v) a sum of total trading assets and trading liabilities of 5% or less of total consolidated assets. For this purpose, the leverage capital ratio of a banking organization is the ratio of its Tier 1 capital to its average total consolidated assets.

A banking organization meeting the QCBO criteria may elect to opt in to the CBLR framework (an electing banking organization). An electing banking organization is deemed to have met the “well-capitalized” ratio requirements of, and otherwise to be in compliance with, the generally applicable rules. It will not be required to calculate and report risk-based capital ratios under the generally applicable rules. In the case of an electing banking organization that is an insured bank, it will also be considered to have met the well-capitalized ratio requirements of the prompt corrective action provisions of the Federal Deposit Insurance Act.

If an electing banking organization subsequently fails to satisfy any of the criteria of a QCBO, but continues to report a leverage capital ratio greater than 8%, it may continue to use the CBLR framework for a grace period of up to two quarters. As long as the electing banking organization can return to compliance with all of the QCBO criteria within the two quarters, it will continue to be deemed to meet the “well-capitalized” ratio requirements and be in compliance with the generally applicable rules. A banking organization will be required to comply with the generally applicable rules, and file the relevant regulatory reports, if it: (i) is unable to restore compliance with all of the QCBO criteria (including the greater than 9% leverage capital ratio) during the two-quarter grace period; (ii) reports a leverage capital ratio of 8% or less; or (iii) ceases to satisfy the QCBO criteria because of a merger transaction.

In February 2019, the federal banking agencies published in the Federal Register a notice of proposed rule-making to implement this EGRRCPA capital adequacy provision. The proposal would establish a CBLR of 9% tangible equity to average total consolidated assets. Under the proposal, a bank or bank holding company having less than $10 billion in average total consolidated assets would need to meet several requirements in order to be a Qualified Community Bank. The proposed requirements include that the bank or bank holding company: have no affiliation with a banking organization subject to the advanced approaches capital rule; have mortgage servicing rights of 25% or less of CBLR tangible equity; have deferred tax assets arising from temporary timing differences, net of valuation allowances, of 25% or less of CBLR tangible equity; have off-balance-sheet exposures (excluding derivative exposures and unconditionally cancellable commitments) of 25% or less of total consolidated assets; have total trading assets and trading liabilities of 5% or less of total consolidated assets; and have a CBLR greater than 9%. As required by EGRRCPA, the proposal also includes detailed provisions addressing the treatment of a formerly Qualified Community Bank that failed to satisfy one or more of the proposed requirements, or whose CBLR fell below 9%. There can be no assurance whether, or when, this proposed rule-making will lead to the adoption of regulations, or as to the content of any regulations eventually adopted.

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

On July 27, 2017, the United Kingdom Financial Conduct Authority, which oversees Libor, formally announced that it could not assure the continued existence of Libor in its current form beyond the end of 2021, and that an orderly transition process to one or more alternative benchmarks should begin. In June 2017, the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of large U.S. financial institutions organized by the Federal Reserve, announced that it had selected a modified version of the unpublished Broad Treasuries Financing Rate as the preferred alternative reference rate for U.S. dollar obligations. That rate, now referred to as the Secured Overnight Funding Rate (“SOFR”), is determined based upon actual transactions in certain portions of the bi-lateral and tri-party overnight repurchase agreement markets for certain U.S. Treasury obligations. The Federal Reserve Bank of New York began publication of the SOFR in April 2018.

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

In May 2018, the Chicago Mercantile Exchange began trading SOFR futures contracts. The existence of a futures market may permit the development of a SOFR term curve. In July 2018, the Federal National Mortgage Association (“FNMA”) issued bonds using SOFR (an overnight rate) as a pricing mechanism. This was possible because of an unusual bond structure, in which interest was payable quarterly, but the interest reset period was daily.

In January 2019, ICE Benchmark Administration, the current provider of Libor, proposed for comment to market participants a U.S. Dollar ICE Bank Yield Index. This index would be based on two types of U.S. dollar-denominated transaction data: primary market wholesale, unsecured funding transactions for large, internationally active banks; and secondary market transactions in wholesale, unsecured bonds issued by large, internationally active banks. These data would be used to construct a yield curve from which one-month, three-month and six-month settings could be obtained. Following comments from market participants on its initial proposal, in October 2019, the ICE Benchmark Administration announced changes to the methodology of calculation of its index (which it is continuing to test), and its intent both to seek contractual commitments from large, internationally active banks to provide primary market U.S. dollar funding data, and to develop a robust governance framework for the production of its index. If those steps were accomplished and the resulting index were accepted by market participants, it might furnish commercial bank-based term rates more directly comparable to the existing structure of Libor than the government securities repurchase agreement-based overnight SOFR.

During 2019, among other things, the ARRC published a white paper on ways in which market participants could use SOFR in cash markets, conducted surveys of market participants, engaged with cognizant U.S. government agencies regarding tax, securities, and derivatives issues presented by the transition from Libor, published sample transition provisions for a variety of types of loan and note agreements, and investigated methods by which a forward-looking term SOFR index could be established. To facilitate the development of a generally-recognized forward-looking SOFR index, the Federal Reserve Bank of New York (“FRBNY”) recently announced that, on March 2, 2020, it would begin publication of 30-, 90-, and 180-day SOFR Averages, as well as a SOFR Index. The announcement described the respective methods of calculation of the SOFR Averages and the SOFR Index, and specifics regarding their publication. FRBNY also stated that, following launch of the SOFR Averages and the SOFR Index, it would consider the potential benefits of introducing calendar month-based rates and/or adding further tenors as additional reference rates.

In July 2019, both FNMA and the Federal Home Loan Mortgage Corporation (“FHLMC”) announced their intention to develop new adjustable-rate mortgage loan products based on SOFR. In February 2020, FNMA and FHLMC each announced that they would: (i) require inclusion of ARRC-recommended transition language in all single-family adjustable rate mortgage (“ARM”) loans closed on or after June 1, 2020; (ii) require all Libor-based single-family and multi-family ARM loans to have loan application dates on or before September 30, 2020 in order to be eligible for acquisition; and (iii) cease acquisition of single-family and multi-family Libor ARM loans on or before December 31, 2020. In addition, each of FNMA and FHLMC stated that they anticipate beginning acquisition of SOFR ARM loans during the second half of 2020, using an index based upon SOFR averages.

Bank regulatory agencies reiterated their resolve that the banking organizations they supervise should be prepared for the phase-out of Libor. In December 2019, the OCC highlighted the issue in its semiannual risk perspective, noting that its examiners will be monitoring institutions’ exposure to Libor and their strategies to mitigate resulting risks. Also in December 2019, the New York Department of Financial Services wrote to each of its regulated institutions, noting the impending unavailability of Libor, the development of SOFR, and the risks posed by transition, and required by February 2020, a written response from each institution regarding its own risk assessment and planning. In January 2020, the Bank of England and the United Kingdom Financial Conduct Authority underscored the unavailability of Libor after 2021, and demanded to see “clear evidence of engagement” from February 2020 that institutions were making the transition from Libor in their operations.

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

Our accounting policies and methods are the basis for how we prepare our consolidated financial statements, and they require management to make estimates about matters that are inherently uncertain.

Accounting policies and processes are fundamental to how we record and report our financial condition and results of operations. We must exercise judgment in selecting and applying many of these accounting policies and processes so they comply with U.S. GAAP. In some cases, we must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in our reporting materially different results than would have been reported under a different alternative.

We have identified certain accounting policies as being critical because they require us to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management’s judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. For additional information, see “Critical Accounting Policies and Estimates” beginning on page F-4 of this Annual Report and “Note 1 – Summary of Significant Accounting Policies” beginning on page F-42 of this Annual Report.

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

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. In August 2019, the federal bank regulatory agencies issued a statement recommending that banking organizations use a standardized approach to assess and improve cybersecurity preparedness. The agencies noted that the use of standardized tools, such as the FFIEC Cybersecurity Assessment Tool, makes firms better able to track their progress over time, and to share information and best practices with other financial institutions, a behavior which the bank regulatory agencies encourage. Although guidance of this nature does not have the full force and effect of law, it sets out supervisory priorities and expectations regarding safe and sound operation. Failure to observe such guidance may result in supervisory identification of unsafe or unsound practices or other deficiencies in risk management or other areas that do not constitute violations of law or regulation.

The value of securities in our investment securities portfolio may be negatively affected by disruptions in securities markets.

Prices and volumes of transactions in the nation’s securities markets can be affected suddenly by economic crises, or by other national or international crises, such as national disasters, acts of war or terrorism, changes in commodities markets, or instability in foreign governments. Disruptions in securities markets may detrimentally affect the value of securities that we hold in our investment portfolio, such as through reduced valuations due to the perception of heightened credit and liquidity risks. There can be no assurance that declines in market value associated with these disruptions will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

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

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more before the end of our 2019 fiscal year and that remain unresolved.

Item 2.	Properties.

Our headquarters is located in our bank’s main office facility in Grand Rapids, Michigan. Our bank operates 40 banking offices primarily concentrated throughout Western and Central Michigan, most of which are full-service facilities. We also opened a banking office in Troy, Michigan during the first quarter of 2017. We have larger banking facilities in Alma, Holland, Ionia, Kalamazoo, Lansing, Mt. Pleasant and West Branch. The remaining banking offices generally range in size from 1,200 to 3,200 square feet, based on the location and number of employees located at the facility. All of our banking offices are owned by our bank except for three that are rented under various operating lease agreements. In several instances, the banking offices contain more usable space than what is needed for current banking operations. This excess space, totaling approximately 23,500 square feet, is generally leased to unrelated businesses. In addition, certain functions operate out of our standalone facility located in Alma.

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

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MBWM.” At March 1, 2020, there were approximately 1,400 record holders of our common stock. In addition, we estimate that there were approximately 7,000 beneficial owners of our common stock who own their shares through brokers or banks.

The following table shows the high and low sales prices for our common stock as reported by the Nasdaq Global Select Market for the periods indicated and the quarterly and special cash dividends paid by us during those periods.

	High	Low	Dividend
2019
First Quarter	$35.82	$27.86	$0.26
Second Quarter	34.69	30.58	0.26
Third Quarter	34.24	29.78	0.27
Fourth Quarter	37.32	31.60	0.27

2018
First Quarter	$37.50	$32.60	$0.22
Second Quarter	37.98	33.00	0.22
Third Quarter	38.47	32.98	0.24
Fourth Quarter	35.16	26.40	1.00

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

On January 17, 2019, our Board of Directors declared a cash dividend on our common stock in the amount of $0.26 per share that was paid on March 20, 2019 to shareholders of record as of March 8, 2019. On April 11, 2019, our Board of Directors declared a cash dividend on our common stock in the amount of $0.26 per share that was paid on June 19, 2019 to shareholders of record as of June 7, 2019. On July 11, 2019, our Board of Directors declared a cash dividend on our common stock in the amount of $0.27 per share that was paid on September 18, 2019 to shareholders of record as of September 6, 2019. On October 10, 2019, our Board of Directors declared a cash dividend on our common stock in the amount of $0.27 per share that was paid on December 18, 2019 to shareholders of record as of December 6, 2019.

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

On January 16, 2020, our Board of Directors declared a cash dividend on our common stock in the amount of $0.28 per share that will be paid on March 18, 2020 to shareholders of record as of March 6, 2020.

Issuer Purchases of Equity Securities

On May 7, 2019, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of Mercantile’s stock, general market and economic conditions, Mercantile’s capital position, financial performance and alternative uses of capital, and applicable legal requirements. The program may be discontinued at any time. This stock repurchase plan was instituted in conjunction with the completion of our existing repurchase program that was introduced in January 2015 and later expanded in April 2016.

During 2019, we repurchased a total of 233,300 shares at a total price of $7.2 million, at an average price per share of $30.79. During 2018, we repurchased a total of 199,905 shares at a total price of $5.9 million, at an average price per share of $29.73. During the period of January 2015 through December 2019, we repurchased a total of about 1.4 million shares at a total price of $32.6 million, at an average price per share of $23.47. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank. Repurchases made during the fourth quarter of 2019 are detailed in the table below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares or Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
October 1 – 31	2,287	$31.94	0	$16,418,000
November 1 – 30	0	NA	0	16,418,000
December 1 – 31	0	NA	0	16,418,000
Total	2,287	$31.94	0	$16,418,000

Shareholder Return Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock (based on the last reported sales price of the respective year) with the cumulative total return of the Nasdaq Composite Index and the SNL Bank Nasdaq Index from December 31, 2014 through December 31, 2019. The following is based on an investment of $100 on December 31, 2014 in our common stock, the Nasdaq Composite Index and the SNL Bank Nasdaq Index, with dividends reinvested where applicable.

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Mercantile Bank Corporation	100.00	120.04	191.75	184.08	155.14	206.82
NASDAQ Composite Index	100.00	106.96	116.45	150.96	146.67	200.49
SNL Bank NASDAQ Index	100.00	107.95	149.68	157.58	132.82	166.75

Item 6.	Selected Financial Data.

The Selected Financial Data in this Annual Report is incorporated here by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis included in this Annual Report is incorporated here by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information under the heading “Market Risk Analysis” included in this Annual Report is incorporated here by reference.

Item 8.	Financial Statements and Supplementary Data.

The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm included in this Annual Report are incorporated here by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

As of December 31, 2019, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2019.

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. Refer to page F-33 for management’s report.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included in this Annual Report.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information presented under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance – Code of Ethics” in the definitive Proxy Statement of Mercantile for our May 28, 2020 Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission before April 30, 2020, is incorporated here by reference.

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

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2019, relating to compensation plans under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	10,700	$30.25	102,000	(2)

Equity compensation plans not approved by security holders	0	0	0

Total	10,700	$30.25	102,000

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

Reports of Independent Registered Public Accounting Firm dated March 2, 2020 – BDO USA, LLP

Consolidated Balance Sheets --- December 31, 2019 and 2018

Consolidated Statements of Income for each of the three years in the period ended December 31, 2019

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2019

Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2019

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2019

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

None.

MERCANTILE BANK CORPORATION

FINANCIAL INFORMATION

December 31, 2019 and 2018

MERCANTILE BANK CORPORATION

FINANCIAL INFORMATION

December 31, 2019 and 2018

SELECTED FINANCIAL DATA

Consolidated Results of Operations:	2019	2018	2017	2016	2015
	(Dollars in thousands except per share data)
Interest income	$158,337	$141,981	$125,543	$118,457	$112,328
Interest expense	33,803	21,899	15,795	12,590	11,154
Net interest income	124,534	120,082	109,748	105,867	101,174
Provision for loan losses	1,750	1,100	2,950	2,900	(1,000)
Noninterest income	26,956	19,010	19,001	21,038	16,038
Noninterest expense	89,280	86,170	79,716	77,118	79,381
Income before income tax expense	60,460	51,822	46,083	46,887	38,831
Income tax expense	11,004	9,798	14,809	14,974	11,811
Net income	$49,456	$42,024	$31,274	$31,913	$27,020

Consolidated Balance Sheet Data:

Total assets	$3,632,915	$3,363,907	$3,286,704	$3,082,571	$2,903,556
Cash and cash equivalents	233,731	75,354	200,101	183,596	89,891
Securities	352,657	353,388	346,780	336,086	354,559
Loans	2,856,667	2,753,085	2,558,552	2,378,620	2,277,727
Allowance for loan losses	23,889	22,380	19,501	17,961	15,681
Bank owned life insurance	70,297	69,647	68,689	67,198	58,971

Deposits	2,690,384	2,463,708	2,522,365	2,374,985	2,275,382
Securities sold under agreements to repurchase	102,675	103,519	118,748	131,710	154,771
Federal Home Loan Bank advances	354,000	350,000	220,000	175,000	68,000
Subordinated debentures	46,881	46,199	45,517	44,835	55,154
Shareholders’ equity	416,561	375,249	365,870	340,811	333,804

Consolidated Financial Ratios:

Return on average assets	1.39%	1.28%	1.00%	1.07%	0.94%
Return on average shareholders’ equity	12.52%	11.33%	8.82%	9.35%	8.19%
Average shareholders’ equity to average assets	11.09%	11.33%	11.28%	11.42%	11.45%

Nonperforming loans to total loans	0.08%	0.15%	0.28%	0.25%	0.24%
Allowance for loan losses to total originated loans	0.89%	0.88%	0.88%	0.95%	0.94%

Tier 1 leverage capital	11.28%	11.41%	11.27%	11.17%	11.56%
Common equity risk-based capital	11.00%	10.41%	10.74%	10.88%	10.89%
Tier 1 risk-based capital	12.36%	11.80%	12.21%	12.47%	12.83%
Total risk-based capital	13.09%	12.50%	12.88%	13.13%	13.45%

Per Common Share Data:

Net income:
Basic	$3.01	$2.53	$1.90	$1.96	$1.63
Diluted	3.01	2.53	1.90	1.96	1.62

Tangible book value per share at end of period	22.12	19.37	18.61	17.14	16.61
Dividends declared	1.06	1.68	0.74	1.16	0.58
Dividend payout ratio	34.59%	65.44%	38.52%	58.70%	35.22%

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

We complete a migration analysis quarterly to assist us in determining appropriate reserve allocation factors for non-impaired loans. Our migration takes into account various time periods; however, at year-end 2019 we placed most weight on the period starting December 31, 2010 through December 31, 2019. We believe this period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general market consensus of economic conditions in the near future.

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

Securities: Securities available for sale consist of bonds and notes which might be sold prior to maturity due to changes in interest rates, prepayment risks, yield and availability of alternative investments, liquidity needs and other factors. Securities classified as available for sale are reported at their fair value. Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. In estimating other-than-temporary losses, we consider: (1) the length of time and extent that fair value has been less than carrying value; (2) the financial condition and near term prospects of the issuer; and (3) our ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Fair values for securities available for sale are generally obtained from outside sources and applied to individual securities within the portfolio. The difference between the amortized cost and the current fair value of securities is recorded as a valuation adjustment and reported in other comprehensive income.

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

Goodwill: Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. A more frequent assessment is performed should events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We may elect to perform a qualitative assessment for the annual impairment test. If the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, then we would be required to perform a quantitative test for goodwill impairment. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. In 2018 and 2019, we elected to perform a qualitative assessment for our annual impairment test and concluded it is more likely than not our fair value was greater than its carrying amount; therefore, no further testing was required. Our qualitative assessment considered factors such as macroeconomic conditions, market conditions specifically related to the banking industry and our overall financial condition and results of operations.

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

FINANCIAL OVERVIEW

We recorded net income of $49.5 million, or $3.01 per diluted share, for 2019. For 2018, we recorded net income of $42.0 million, or $2.53 per diluted share. Full-year 2019 earnings benefited from bank owned life insurance claims and the net impact of gains and losses on sales and write-downs of former branch facilities, increasing reported net income by $2.7 million, or $0.16 per diluted share. In addition, the full-year benefit of interest income related to purchased loan accounting entries increased net income during 2019 by $1.1 million, or $0.07 per diluted share, and net income during 2018 by $3.2 million, or $0.19 per diluted share. Excluding the impacts of these transactions, diluted earnings per share increased almost 19% during 2019 compared to 2018, in large part reflecting growth in net interest income and mortgage banking income that more than offset increases in various noninterest expense categories.

The overall quality of our loan portfolio remains strong, with nonperforming loans equaling only 0.08% of total loans as of December 31, 2019. Gross loan charge-offs during 2019 totaled $0.9 million, while recoveries of prior period loan charge-offs totaled $0.7 million, providing for net loan charge-offs of $0.2 million, or 0.01% of average total loans. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries. Accruing loans past due 30 to 89 days remain very low.

New commercial term loan originations remain strong, and we also experienced net increases in commercial lines of credit. Net commercial loan growth equaled $81.4 million during 2019, compared to $157 million, $138 million and $119 million during 2018, 2017 and 2016, respectively. Net commercial loan growth in 2019 was negatively impacted by several commercial real estate loan payoffs late in the year involving larger borrowing relationships that refinanced the underlying real estate with secondary market participants that offered long-term, fixed rate non-recourse financing options. The new commercial loan pipeline remains strong, and at year-end 2019, we had $105 million in unfunded loan commitments on commercial construction and development projects that are in the construction phase. Our residential mortgage lending operations continued to expand during 2019, with total residential mortgage loan originations increasing from $214 million in 2018 to $369 million during 2019. We sold about 70% of the new loan volume to secondary market participants, while retaining the remainder, primarily consisting of adjustable rate residential mortgage loans. Residential mortgage loans residing on our balance sheet increased $32.2 million during 2019.

We believe our loan portfolio is well diversified, with loan composition remaining relatively consistent over the past several years. At December 31, 2019, commercial and industrial loans comprised 30%, commercial real estate non-owner occupied loans comprised 29%, commercial real estate owner occupied loans comprised 20% and residential mortgage and consumer loans aggregated 15% of total loans. As a percent of total commercial loans, commercial and industrial loans and commercial real estate owner occupied loans combined equaled 58% at both year-end 2019 and 2018.

Our funding structure is also well diversified. As of December 31, 2019, noninterest-bearing checking accounts comprised 29% of total funds, interest-bearing checking and securities sold under agreements to repurchase (“sweep accounts”) combined for 14%, savings and money market deposit accounts aggregated 25% and local time deposits accounted for 17%. Wholesale funds, comprised of brokered deposits and Federal Home Loan Bank of Indianapolis (“FHLBI”) advances, represented 15% of total funds.

FINANCIAL CONDITION

Our total assets increased $269 million during 2019, and totaled $3.63 billion as of December 31, 2019. Total loans increased $104 million and interest-earning deposits were up $170 million, while securities available for sale declined $2.7 million. Total deposits increased $227 million and FHLBI advances were up $4.0 million. Local deposit growth exceeded net loan growth, with the excess funds maintained with the Federal Reserve Bank of Chicago.

Earning Assets

Average earning assets equaled 93.4% of average total assets during 2019, similar to the 93.0% during 2018. The loan portfolio continued to comprise a majority of earning assets, followed by securities and interest-earning deposits. Average total loans equaled 85.8% of average earning assets during 2019, compared to 86.4% in 2018, while securities and other interest-earning assets combined comprised 14.2% of average earning assets during 2019, compared to 13.6% in 2018. We anticipate the level of earning assets to total assets to remain relatively stable at approximately 93%.

Our loan portfolio has historically been primarily comprised of commercial loans. Commercial loans increased $81.4 million during 2019, and at December 31, 2019 totaled $2.44 billion, or 85.5% of the loan portfolio. As of December 31, 2018, the commercial loan portfolio comprised 85.7% of total loans. Commercial and industrial loans were up $23.8 million, owner occupied commercial real estate (“CRE”) loans were up $30.4 million, non-owner occupied CRE loans increased $19.1 million and vacant land, land development and residential construction loans were up $11.2 million. Multi-family and residential rental loans declined $3.1 million. As a percent of total commercial loans, commercial and industrial loans and owner occupied CRE loans combined equaled 58.4% as of December 31, 2019, compared to 58.1% at December 31, 2018.

New commercial term loan originations remain strong, and we also experienced net increases in commercial lines of credit. Net commercial loan growth equaled $81.4 million during 2019, compared to $157 million, $138 million and $119 million during 2018, 2017 and 2016, respectively. Net commercial loan growth in 2019 was negatively impacted by several commercial real estate loan payoffs late in the year involving larger borrowing relationships that refinanced the underlying real estate with secondary market participants that offered long-term, fixed rate non-recourse financing options. The new commercial loan pipeline remains strong, and at year-end 2019, we had $105 million in unfunded loan commitments on commercial construction and development projects that are in the construction phase. Our commercial loan officers also report significant additional opportunities they are currently discussing with existing borrowers and potential new customers. We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship, as well as concentration limits we have established within our commercial loan portfolio.

Residential mortgage loans increased $32.2 million during 2019, totaling $340 million, or 11.9% of total loans, at December 31, 2019. We originated $369 million in residential mortgage loans during 2019, compared to $214 million in 2018. Notwithstanding an ongoing low level of inventory of homes listed for sale throughout our markets, the volume of residential mortgage loans originated for the purchase of homes in 2019 increased by over 27% when compared to 2018, in large part reflecting an increased residential mortgage loan origination staff. In addition, the increased staff and a lower residential mortgage loan interest rate environment provided for growth in the volume of residential mortgage loans for refinance activities by over 163% in 2019 when compared to 2018. We sold $257 million of the residential mortgage loans originated in 2019, or about 70%, generally comprised of longer-term fixed rate residential mortgage loans. The remaining $112 million was added to our balance sheet, in large part comprised of adjustable rate residential mortgage loans. We are pleased with the success of our strategic initiative to grow our residential mortgage banking operation over the past several years. We expect to sell 55% to 60% of the new residential mortgage loan originations in 2020, with a vast majority of the loans added to our balance sheet to be comprised of adjustable rate residential mortgage loans. Other consumer-related loans declined $10.1 million during 2019, and at December 31, 2019 totaled $75.4 million, or 2.6% of the loan portfolio. Other consumer-related loans equaled 3.1% of total loans as of December 31, 2018. We expect this loan portfolio segment to decline in future periods as scheduled principal payments exceed origination volumes.

The following table summarizes our loan portfolio:

	12/31/19	12/31/18	12/31/17	12/31/16	12/31/15
Commercial:
Commercial & Industrial	$846,551,000	$822,723,000	$753,764,000	$713,903,000	$696,303,000
Land Development & Construction	56,119,000	44,885,000	29,873,000	34,828,000	45,120,000
Owner Occupied Commercial Real Estate	579,003,000	548,619,000	526,328,000	450,464,000	445,919,000
Non-Owner Occupied Commercial Real Estate	835,346,000	816,282,000	791,685,000	748,269,000	644,351,000
Multi-Family & Residential Rental	124,525,000	127,597,000	101,918,000	117,883,000	115,003,000
Total Commercial	2,441,544,000	2,360,106,000	2,203,568,000	2,065,347,000	1,946,696,000

Retail:
1-4 Family Mortgages	339,749,000	307,540,000	254,559,000	195,226,000	190,385,000
Home Equity & Other Consumer Loans	75,374,000	85,439,000	100,425,000	118,047,000	140,646,000
Total Retail	415,123,000	392,979,000	354,984,000	313,273,000	331,031,000

Total Loans	$2,856,667,000	$2,753,085,000	$2,558,552,000	$2,378,620,000	$2,277,727,000

The following table presents total loans outstanding as of December 31, 2019, according to scheduled repayments of principal on fixed rate loans and repricing frequency on variable rate loans. Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

	Less Than	One Through	More Than
	One Year	Five Years	Five Years	Total

Construction and land development	$176,870,000	$36,512,000	$44,033,000	$257,415,000
Real estate - residential properties	77,307,000	150,595,000	178,563,000	406,465,000
Real estate - multi-family properties	33,541,000	36,587,000	5,238,000	75,366,000
Real estate - commercial properties	397,371,000	646,522,000	219,199,000	1,263,092,000
Commercial and industrial	611,469,000	155,540,000	64,708,000	831,717,000
Consumer	3,613,000	17,071,000	1,928,000	22,612,000
Total loans	$1,300,171,000	$1,042,827,000	$513,669,000	$2,856,667,000

Fixed rate loans	$165,608,000	$938,170,000	$389,584,000	$1,493,362,000
Floating rate loans	1,134,563,000	104,657,000	124,085,000	1,363,305,000
Total loans	$1,300,171,000	$1,042,827,000	$513,669,000	$2,856,667,000

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

Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest and foreclosed properties, totaled $2.7 million (0.1% of total assets) as of December 31, 2019, compared to $5.0 million (0.2% of total assets) as of December 31, 2018. The volume of nonperforming assets has remained low over the past several years. Given the low level of nonperforming loans and accruing loans 30 to 89 days delinquent, combined with a steady level of watch list credits and what we believe are strong credit administration practices, we are pleased with the overall quality of the loan portfolio.

The following tables provide a breakdown of nonperforming assets by property type:

NONPERFORMING LOANS

	12/31/19	12/31/18	12/31/17	12/31/16	12/31/15
Residential Real Estate:
Land Development	$34,000	$0	$0	$16,000	$23,000
Construction	0	0	0	0	0
Owner Occupied / Rental	2,104,000	3,157,000	3,381,000	2,739,000	2,917,000
	2,138,000	3,157,000	3,381,000	2,755,000	2,940,000

Commercial Real Estate:
Land Development	0	0	35,000	95,000	155,000
Construction	0	0	0	0	0
Owner Occupied	134,000	950,000	2,241,000	285,000	2,131,000
Non-Owner Occupied	0	0	0	488,000	108,000
	134,000	950,000	2,276,000	868,000	2,394,000

Non-Real Estate:
Commercial Assets	0	17,000	1,444,000	2,293,000	69,000
Consumer Assets	12,000	17,000	42,000	23,000	41,000
	12,000	34,000	1,486,000	2,316,000	110,000

Total	$2,284,000	$4,141,000	$7,143,000	$5,939,000	$5,444,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	12/31/19	12/31/18	12/31/17	12/31/16	12/31/15
Residential Real Estate:
Land Development	$0	$0	$0	$0	$0
Construction	0	0	0	0	0
Owner Occupied / Rental	260,000	398,000	193,000	144,000	598,000
	260,000	398,000	193,000	144,000	598,000

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	192,000	413,000	2,031,000	325,000	612,000
Non-Owner Occupied	0	0	36,000	0	83,000
	192,000	413,000	2,067,000	325,000	695,000

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$452,000	$811,000	$2,260,000	$469,000	$1,293,000

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	2019	2018	2017	2016	2015

Beginning balance	$4,141,000	$7,143,000	$5,939,000	$5,444,000	$29,434,000
Additions, net of transfers to other real estate owned	698,000	2,909,000	7,604,000	5,655,000	4,543,000
Returns to performing status	(126,000)	(175,000)	(232,000)	(13,000)	(48,000)
Principal payments	(2,140,000)	(5,028,000)	(4,234,000)	(4,166,000)	(23,641,000)
Loan charge-offs	(289,000)	(708,000)	(1,934,000)	(981,000)	(4,844,000)

Total	$2,284,000	$4,141,000	$7,143,000	$5,939,000	$5,444,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	2019	2018	2017	2016	2015

Beginning balance	$811,000	$2,260,000	$469,000	$1,293,000	$1,995,000
Additions	462,000	1,114,000	4,401,000	725,000	2,186,000
Sale proceeds	(792,000)	(2,380,000)	(677,000)	(1,428,000)	(2,377,000)
Valuation write-downs	(29,000)	(183,000)	(1,933,000)	(121,000)	(511,000)

Total	$452,000	$811,000	$2,260,000	$469,000	$1,293,000

Gross loan charge-offs during 2019 totaled $0.9 million, while recoveries of prior period loan charge-offs totaled $0.7 million, providing for net loan charge-offs of $0.2 million, or 0.01% of average total loans. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries. Accruing loans past due 30 to 89 days remain very low.

The following table summarizes changes in the allowance for originated loan losses for the past five years:

	2019	2018	2017	2016	2015

Originated loans outstanding at year-end	$2,614,725,000	$2,452,446,000	$2,169,957,000	$1,884,548,000	$1,616,587,000

Daily average balance of originated loans outstanding during the year	$2,584,234,000	$2,295,251,000	$2,054,809,000	$1,784,978,000	$1,428,150,000

Balance of allowance for originated loans at beginning of year	$21,554,000	$19,133,000	$17,868,000	$15,233,000	$19,299,000

Originated loans charged-off:
Commercial, financial and agricultural	(455,000)	(367,000)	(2,272,000)	(980,000)	(4,910,000)
Construction and land development	0	(61,000)	(20,000)	0	(4,000)
Residential real estate	(361,000)	(551,000)	(687,000)	(809,000)	(1,053,000)
Instalment loans to individuals	(67,000)	(210,000)	(204,000)	(344,000)	(228,000)
Total charge-offs	(883,000)	(1,189,000)	(3,183,000)	(2,133,000)	(6,195,000)

Recoveries of previously charged-off originated loans:
Commercial, financial and agricultural	302,000	1,757,000	1,445,000	754,000	2,535,000
Construction and land development	24,000	832,000	129,000	334,000	122,000
Residential real estate	239,000	531,000	131,000	522,000	122,000
Instalment loans to individuals	63,000	90,000	102,000	60,000	51,000
Total recoveries	628,000	3,210,000	1,807,000	1,670,000	2,830,000

Net loan (charge-offs) recoveries	(255,000)	2,021,000	(1,376,000)	(463,000)	(3,365,000)

Provision for loan losses for originated loans	1,867,000	400,000	2,641,000	3,098,000	(701,000)

Balance of allowance for originated loans at end of year	$23,166,000	$21,554,000	$19,133,000	$17,868,000	$15,233,000

Ratio of net loan (charge-offs) recoveries to average loans outstanding during the year	(0.01%)	0.09%	(0.07%)	(0.03%)	(0.24%)

Ratio of allowance to originated loans outstanding at year-end	0.89%	0.88%	0.88%	0.95%	0.94%

The following table illustrates the breakdown of the allowance for originated loans balance by loan type (dollars in thousands) and of the total originated loan portfolio (in percentages):

	12/31/2019		12/31/2018		12/31/2017		12/31/2016		12/31/2015
	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio

Commercial, financial and agricultural	$20,599	76.0%	$19,228	86.7%	$15,616	77.8%	$15,035	85.8%	$12,017	80.7%
Construction and land development	340	9.0	270	2.0	1,260	7.6	991	6.0	1,655	10.9
Residential real estate	1,863	14.2	1,778	10.0	1,758	13.3	1,374	6.4	1,235	6.4
Instalment loans to individuals	294	0.8	234	1.3	406	1.3	508	1.8	186	2.0
Unallocated	70	0.0	44	0.0	93	0.0	(40)	0.0	140	0.0
Total	$23,166	100.0%	$21,554	100.0%	$19,133	100.0%	$17,868	100.0%	$15,233	100.0%

The following table depicts the ratio of our allowance to nonperforming loans:

	12/31/19	12/31/18	12/31/17	12/31/16	12/31/15

Ratio of allowance to nonperforming loans	1,045.9%	540.4%	273.0%	302.4%	288.0%

The increasing trend of the ratio of our allowance to nonperforming loans over the past several years generally reflects the combined impact of an increased allowance balance and reduction in nonperforming loans.

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

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired loans. Our migration takes into account various time periods; however, at year-end 2019 we placed most weight on the period starting December 31, 2010 through December 31, 2019. We believe this period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general market consensus of economic conditions in the near future.

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

The allowance for originated loans equaled $23.2 million as of December 31, 2019, or 0.9% of total originated loans outstanding. The allowance for originated loans equaled 0.9% of total loans at year-end 2018. The allowance for acquired loans equaled $0.7 million as of December 31, 2019, compared to $0.8 million at year-end 2018. As of December 31, 2019, the allowance for originated loans was comprised of $21.8 million in general reserves relating to non-impaired loans and $1.4 million in specific allocations on other loans, primarily accruing loans designated as troubled debt restructurings.

Although we believe the allowance is adequate to absorb losses as they arise, there can be no assurance that we will not sustain losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Troubled debt restructurings totaled $12.1 million at December 31, 2019, consisting of $0.3 million that are on nonaccrual status and $11.8 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, is not included in our nonperforming loan totals. Impaired loans with an aggregate carrying value of $0.3 million as of December 31, 2019 had been subject to previous partial charge-offs aggregating $0.5 million. Those partial charge-offs were recorded as follows: less than $0.1 million in 2019, 2018, 2017, 2016, 2015 and 2013, and $0.3 million in 2011. As of December 31, 2019, specific reserves allocated to impaired loans that had been subject to a previous partial charge-off totaled less than $0.1 million.

The following table provides a breakdown of our loans categorized as troubled debt restructurings:

	12/31/19	12/31/18	12/31/17	12/31/16	12/31/15

Performing	$11,788,000	$19,223,000	$6,128,000	$12,480,000	$19,336,000
Nonperforming	353,000	229,000	2,434,000	1,132,000	2,358,000

Total	$12,141,000	$19,452,000	$8,562,000	$13,612,000	$21,694,000

Securities available for sale decreased $2.7 million during 2019, totaling $335 million as of December 31, 2019. The securities portfolio equaled 10.3% of average earning assets during 2019, compared to 10.9% during 2018. During 2019, purchases of U.S. Government agency bonds totaled $36.0 million, U.S. Government agency issued or guaranteed mortgage-backed securities aggregated $8.4 million and municipal bonds totaled $17.6 million. Proceeds from matured and called U.S. Government agency and municipal bonds during 2019 totaled $47.6 million and $21.5 million, respectively, with another $10.4 million from principal paydowns on mortgage-backed securities. No bonds were sold during 2019. At December 31, 2019, the securities portfolio was primarily comprised of U.S. Government agency bonds (56%), municipal bonds (31%) and U.S. Government agency issued or guaranteed mortgage-backed securities (13%). All of our securities are currently designated as available for sale, and therefore are stated at fair value. The fair value of securities designated as available for sale at December 31, 2019 totaled $335 million, including a net unrealized gain of $4.7 million. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function.

The following table reflects the composition of the securities portfolio:

	12/31/19		12/31/18		12/31/17
	Carrying		Carrying		Carrying
	Value	Percent	Value	Percent	Value	Percent

U.S. Government agency debt obligations	$186,410,000	55.7%	$187,077,000	55.5%	$169,700,000	50.5%

Mortgage-backed securities	42,470,000	12.7	43,658,000	12.9	38,792,000	11.6

Municipal general obligations	101,079,000	30.2	102,497,000	30.4	121,293,000	36.1

Municipal revenue bonds	4,196,000	1.3	3,634,000	1.1	3,978,000	1.2

Other investments	500,000	0.1	500,000	0.1	1,981,000	0.6

Totals	$334,655,000	100.0%	$337,366,000	100.0%	$335,744,000	100.0%

FHLBI stock totaled $18.0 million as of December 31, 2019, compared to $16.0 million as of December 31, 2018. The $2.0 million increase reflects stock purchases to support the increased level of FHLBI advances during the course of 2019. Our investment in FHLBI stock is necessary to engage in their advance and other financing programs. We continue to receive regular quarterly cash dividends, and we expect a cash dividend will continue in future quarterly periods.

Market values on our U.S. Government agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government agencies and municipal bonds are determined on a monthly basis with the assistance of a third party vendor. Evaluated pricing models that vary by type of security and incorporate available market data are utilized. Standard inputs include issuer and type of security, benchmark yields, reported trades, broker/dealer quotes and issuer spreads. The market value of certain non-rated securities issued by relatively small municipalities generally located within our markets is estimated at carrying value. We believe our valuation methodology provides for a reasonable estimation of market value, and that it is consistent with the requirements of accounting guidelines. Reference is made to Note 17 of the Notes to Consolidated Financial Statements for additional information.

The following table shows by class of maturities as of December 31, 2019, the amounts and weighted average yields (on a fully taxable-equivalent basis) of investment securities:

	Carrying	Average
	Value	Yield
Obligations of U.S. Government agencies:
One year or less	$1,998,000	1.50%
Over one through five years	27,279,000	1.95
Over five through ten years	56,587,000	2.45
Over ten years	100,546,000	3.07
	186,410,000	2.70
Obligations of states and political subdivisions:
One year or less	12,139,000	2.13
Over one through five years	26,110,000	2.81
Over five through ten years	50,373,000	2.92
Over ten years	16,653,000	3.24
	105,275,000	2.85

Mortgage-backed securities	42,470,000	2.76
Other investments	500,000	5.88

Totals	$334,655,000	2.76%

Other interest-earning assets, primarily consisting of excess funds deposited with the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate sensitivity. The average balance of these funds equaled 3.4% of average earning assets during 2019, compared to 2.3% during 2018. We anticipate the level of these earning assets to average approximately 2% of average earning assets in future periods.

Non-Earning Assets

Cash and due from bank balances averaged 1.5% of total assets during 2019, with no significant changes expected in future periods. Net premises and fixed assets equaled $57.3 million as of December 31, 2019, or 1.6% of total assets. Net purchases during 2019 totaled $13.5 million, while depreciation expense aggregated to $3.9 million. An addition to our main office comprised a majority of the increase in fixed assets during 2019. Foreclosed and repossessed assets totaled $0.5 million at December 31, 2019, compared to $0.8 million at December 31, 2018. Although we expect periodic transfers from loans to foreclosed and repossessed assets in future periods reflecting our collection efforts on certain impaired lending relationships, we believe the strong quality of our loan portfolio will limit any overall increase in, and average balance of, this nonperforming asset category.

Source of Funds

Total deposits increased $227 million during 2019, totaling $2.69 billion as of December 31, 2019. Out-of-area deposits increased $20.2 million during 2019, and equaled 5.0% of total deposits at year-end 2019, compared to 4.6% as of December 31, 2018. FHLBI advances increased $4.0 million during 2019, totaling $354 million as of December 31, 2019.

Noninterest-bearing checking accounts increased $35.1 million during 2019, generally due to deposit account openings as part of recently established commercial lending relationships. Interest-bearing checking accounts decreased $6.7 million and savings deposits declined $47.7 million, in large part due to individuals using deposited funds for investments and various expenditures. Money market deposit accounts increased $75.0 million during 2019, primarily reflecting increased deposit balances from certain existing large deposit customers. Local time deposits increased $151 million, generally reflecting the impact of a time deposit campaign in early 2019 and increased deposit balances from certain existing large deposit customers.

Sweep accounts decreased $0.8 million during 2019, totaling $103 million as of December 31, 2019. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts to overnight interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. All of our repurchase agreements are accounted for as secured borrowings.

FHLBI advances increased $4.0 million during 2019, totaling $354 million as of December 31, 2019. FHLBI advances are primarily used to assist in funding loan demand, as well as playing an integral role in our interest rate risk management program. FHLBI advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio. Our borrowing line of credit at year-end 2019 totaled $813 million, with availability of $453 million.

Shareholders’ equity increased $41.3 million during 2019, totaling $417 million as of December 31, 2019. Positively impacting shareholders’ equity was net income of $49.5 million, while negatively affecting shareholders’ equity were cash dividends on our common stock totaling $17.1 million. Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by a total of $1.3 million. Share repurchases reduced shareholders’ equity by $7.2 million during 2019. Positively impacting shareholders’ equity during 2019 was an $11.9 million after-tax increase in the market value of available for sale securities.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

Summary

We recorded net income of $49.5 million, or $3.01 per basic and diluted share, for 2019, compared to net income of $42.0 million, or $2.53 per basic and diluted share, for 2018. Bank owned life insurance claims and the net impact of gains and losses on sales and write-downs of former branch facilities increased reported net income during 2019 by approximately $2.7 million, or $0.16 per diluted share. Interest income related to purchased loan accounting entries increased net income during 2019 by $1.1 million, or $0.07 per diluted share, and net income during 2018 by $3.2 million, or $0.19 per diluted share. Excluding the impacts of these transactions, diluted earnings per share increased $0.44, or 18.8%, during 2019 compared to 2018.

Our earnings performance in 2019 benefited from increased net interest income and noninterest income, which more than offset increased provision expense and noninterest expense. The improved net interest income resulted from a higher level of earning assets. Noninterest income during 2019 included bank owned life insurance claims and gains on the sales of former branch facilities, while noninterest income during 2018 included a one-time accounting adjustment related to mortgage banking activities. In addition to increasing in 2019 compared to 2018 on a reported basis, noninterest income also grew after excluding the impacts of these transactions. Growth in noninterest income primarily resulted from increased mortgage banking activity income; increases in credit and debit card income, service charges on accounts, and payroll processing revenue also contributed to the improved level of noninterest income. The amount of provision expense necessitated by net loan growth during 2018 was partially mitigated by net loan recoveries being recorded during the period, resulting in a lower provision expense during 2018 compared to 2019. The higher level of noninterest expense primarily reflects increased salary costs.

The following table shows some of the key performance and equity ratios for the years ended December 31, 2019 and 2018:

	2019	2018
Return on average assets	1.39%	1.28%
Return on average shareholders’ equity	12.52%	11.33%
Average shareholders’ equity to average assets	11.09%	11.33%

Net Interest Income

Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. Interest income (adjusted for tax-exempt income) and interest expense totaled $159 million and $33.8 million during 2019, respectively, providing for net interest income of $125 million. During 2018, interest income and interest expense equaled $142 million and $21.9 million, respectively, providing for net interest income of $120 million.

In comparing 2019 with 2018, interest income increased 11.5%, interest expense was up 54.4%, and net interest income increased 3.7%. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types and levels of assets and liabilities, the interest rate environment, interest rate risk, asset quality, liquidity, and customer behavior also impact net interest income as well as the net interest margin.

The $4.4 million increase in net interest income in 2019 compared to 2018 resulted from an increased level of average earning assets, which more than offset a lower net interest margin. During 2019, earning assets averaged $3.33 billion, or $285 million higher than average earning assets during 2018. Average loans increased $224 million, average interest-earning deposits increased $45.0 million, and average securities increased $15.6 million. During 2019, the net interest margin equaled 3.75%, down from 3.96% during 2018 due to a higher cost of funds, which more than offset an increased yield on average earning assets. The higher cost of funds primarily resulted from increased costs of time deposits and borrowed funds and a change in funding mix. The improved yield on average earning assets mainly resulted from an increased yield on commercial loans, primarily reflecting higher interest rates on variable-rate loans stemming from the Federal Open Market Committee (“FOMC”) raising the targeted federal funds rate by 25 basis points on four occasions during 2018. The positive impact of these rate increases more than offset the negative impact of decreased interest rates on variable-rate commercial loans resulting from the FOMC lowering the targeted federal funds rate by 25 basis points on three occasions during the last six months of 2019.

The following table depicts the average balance, interest earned and paid, and weighted average rate of our assets, liabilities and shareholders’ equity during 2019, 2018 and 2017. The subsequent table also depicts the dollar amount of change in interest income and interest expense of interest-earning assets and interest-bearing liabilities, respectively, segregated between change due to volume and change due to rate. For tax-exempt investment securities, interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 21.0% in 2019 and 2018, and 35.0% in 2017. Securities interest income was increased by $0.2 million in 2019, $0.3 million in 2018 and $0.8 million in 2017 for this non-GAAP, but industry standard, adjustment. This adjustment equated to a one basis point increase in our net interest margin during 2019 and 2018 and a three basis point increase in our net interest margin during 2017.

(Dollars in thousands)	Years ended December 31,
	2 0 1 9			2 0 1 8			2 0 1 7
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Taxable securities	$259,221	$7,919	3.05%	$233,372	$6,736	2.89%	$224,786	$5,326	2.37%
Tax-exempt securities	100,291	2,471	2.46	110,514	2,509	2.27	115,984	3,103	2.68
Total securities	359,512	10,390	2.89	343,886	9,245	2.69	340,770	8,429	2.47

Loans	2,853,021	145,816	5.11	2,628,906	131,763	5.01	2,483,440	116,816	4.70
Interest-earning deposits	114,527	2,371	2.07	69,559	1,243	1.79	90,925	1,096	1.21
Total earning assets	3,327,060	158,577	4.77	3,042,351	142,251	4.68	2,915,135	126,341	4.33

Allowance for loan losses	(23,914)			(21,173)			(18,949)
Cash and due from banks	53,151			48,207			48,061
Other non-earning assets	205,348			203,252			198,426

Total assets	$3,561,645			$3,272,637			$3,142,673

Interest-bearing checking accounts	$315,735	$529	0.17%	$359,371	$552	0.15%	$377,933	$507	0.13%
Savings deposits	276,852	319	0.12	320,387	381	0.12	341,175	351	0.10
Money market accounts	485,044	5,664	1.17	474,651	5,322	1.12	354,145	2,122	0.60
Time deposits	644,904	14,752	2.29	478,741	7,614	1.59	516,525	6,382	1.24
Total interest-bearing deposits	1,722,535	21,264	1.23	1,633,150	13,869	0.85	1,589,778	9,362	0.59

Short-term borrowings	106,630	295	0.28	102,076	273	0.27	116,615	190	0.16
Federal Home Loan Bank advances	369,688	8,977	2.43	239,068	4,647	1.94	217,849	3,657	1.68
Other borrowings	49,427	3,267	6.60	49,048	3,110	6.34	48,453	2,586	5.34
Total interest-bearing liabilities	2,248,280	33,803	1.50	2,023,342	21,899	1.08	1,972,695	15,795	0.80

Checking accounts	902,180			863,384			802,024
Other liabilities	16,273			15,115			13,506
Total liabilities	3,166,733			2,901,841			2,788,225
Average equity	394,913			370,796			354,448
Total liabilities and equity	$3,561,645			$3,272,637			$3,142,673

Net interest income		$124,774			$120,352			$110,546
Rate spread			3.27%			3.60%			3.53%
Net interest margin			3.75%			3.96%			3.79%

	Years ended December 31,
	2019 over 2018			2018 over 2017
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income
Taxable securities	$1,183,000	$711,000	$472,000	$1,410,000	$210,000	$1,200,000
Tax exempt securities	(38,000)	(189,000)	151,000	(594,000)	(141,000)	(453,000)
Loans	14,053,000	11,413,000	2,640,000	14,947,000	7,054,000	7,893,000
Interest-earning deposit balances	1,128,000	906,000	222,000	147,000	(298,000)	445,000
Federal funds sold	0	0	0	0	0	0
Net change in tax-equivalent interest income	16,326,000	12,841,000	3,485,000	15,910,000	6,825,000	9,085,000

Increase (decrease) in interest expense
Interest-bearing demand deposits	(23,000)	(71,000)	48,000	45,000	(26,000)	71,000
Savings deposits	(62,000)	(50,000)	(12,000)	30,000	(22,000)	52,000
Money market accounts	342,000	118,000	224,000	3,200,000	899,000	2,301,000
Time deposits	7,138,000	3,155,000	3,983,000	1,232,000	(494,000)	1,726,000
Short-term borrowings	22,000	12,000	10,000	83,000	(26,000)	109,000
Federal Home Loan Bank advances	4,330,000	2,974,000	1,356,000	990,000	378,000	612,000
Other borrowings	157,000	24,000	133,000	524,000	32,000	492,000
Net change in interest expense	11,904,000	6,162,000	5,742,000	6,104,000	741,000	5,363,000
Net change in tax-equivalent net interest income	$4,422,000	$6,679,000	$(2,257,000)	$9,806,000	$6,084,000	$3,722,000

Interest income is primarily generated from the loan portfolio, and to a significantly lesser degree, from securities and other interest-earning assets. Interest income increased $16.3 million during 2019 from that earned in 2018, totaling $159 million in 2019 compared to $142 million in the previous year. The increase in interest income is attributable to an increased level of, and a higher yield on, average earning assets. During 2019 and 2018, earning assets had an average yield (tax equivalent-adjusted basis) of 4.77% and 4.68%, respectively. The improved yield on average earning assets mainly resulted from an increased yield on commercial loans, primarily reflecting higher interest rates on variable-rate loans stemming from the previously-mentioned FOMC rate hikes. Increased yields on securities and interest-earning deposit balances also contributed to the higher yield on average earning assets.

Interest income generated from the loan portfolio increased $14.1 million in 2019 compared to the level earned in 2018; growth in the loan portfolio during 2019 resulted in an $11.4 million increase in interest income, while an increase in loan yield from 5.01% in 2018 to 5.11% in 2019 resulted in a $2.7 million increase in interest income. The higher yield on loans mainly resulted from an increased yield on commercial loans. The yield on commercial loans equaled 5.21% during 2019, up from 5.11% during 2018 primarily due to the FOMC rate hikes in 2018. Interest income related to purchased loan accounting entries totaled $1.4 million in 2019, compared to $4.0 million in 2018.

Interest income generated from the securities portfolio increased $1.1 million in 2019 compared to the level earned in 2018; an increase in the yield on securities from 2.69% during 2018 to 2.89% during 2019 resulted in a $0.6 million increase in interest income, while an increase in the average balance of the securities portfolio resulted in an increase in interest income of $0.5 million. The increased yield on securities mainly reflects $0.3 million in accelerated discount accretion on called U.S. Government agency bonds being recorded as interest income during 2019; no accelerated discount accretion was recorded during 2018. Interest income on interest-earning deposits increased $1.1 million in 2019 compared to the level earned in 2018; a higher average balance of interest-earning deposits resulted in a $0.9 million increase in interest income, while an increase in the yield on these balances resulted in a $0.2 million increase in interest income. The growth in average interest-earning deposits during 2019 primarily stemmed from certain deposit-gathering initiatives, an increase in wholesale funds, and several large commercial loan paydowns.

Interest expense is primarily generated from interest-bearing deposits, and to a lesser degree, from borrowed funds. Interest expense increased $11.9 million during 2019 from that expensed in 2018, totaling $33.8 million in 2019 compared to $21.9 million in the previous year. The increase in interest expense resulted from an increase in the average balance of interest-bearing liabilities and a higher cost of funds. Average interest-bearing liabilities were $2.25 billion during 2019, up $225 million, or 11.1%, from the $2.02 billion average during 2018; the growth in average interest-bearing liabilities resulted in an increase in interest expense of $6.2 million. During 2019 and 2018, interest-bearing liabilities had a weighted average rate of 1.50% and 1.08%, respectively; an increase in interest expense of $5.7 million was recorded during 2019 due to the higher cost of funds. The higher average cost of interest-bearing liabilities mainly resulted from increased costs of time deposits and borrowed funds and a change in funding mix. The cost of time deposits increased from 1.59% during 2018 to 2.29% during 2019 due to higher rates being paid on each category of time deposits, primarily reflecting the rising interest rate environment during 2018. A higher-costing time deposit special campaign, which was introduced in mid-first quarter 2019 and ended in early April 2019, also contributed to the increased cost of time deposits. The cost of borrowed funds increased from 2.06% during 2018 to 2.39% during 2019, mainly reflecting a higher cost of FHLBI advances, which equaled 2.43% and 1.94% during 2019 and 2018, respectively. The higher cost of FHLBI advances primarily reflects the rising interest rate environment during 2018 and the lengthening of the average weighted maturity of the advance portfolio. Longer-term FHLBI advances totaling $194 million were obtained during the last eight months of 2018 and first month of 2019 to meet various funding needs. Average higher-costing time deposits and borrowed funds represented 28.7% and 23.4%, respectively, of average interest-bearing liabilities during 2019, compared to 23.7% and 19.3%, respectively, during 2018. Increased reliance on more costly wholesale funds during 2019, most of which occurred in late 2018 and January 2019, was necessitated by various funding requirements, including ongoing loan growth and seasonal deposit withdrawals by certain business customers for bonus and tax payments. Average lower-costing interest-bearing non-time deposits represented 47.9% of average interest-bearing liabilities during 2019, down from 57.0% during 2018.

A higher average rate paid on interest-bearing non-time deposits during 2019 resulted in a $0.3 million increase in interest expense, while a $76.8 million decrease in the average balance of these deposits equated to nominal decrease in interest expense. A $4.0 million increase in interest expense during 2019 resulted from a higher average rate paid on time deposits. Average time deposits increased $166 million during 2019; the increased average balance equated to an increase in interest expense of $3.1 million. Slight increases in the average balance of, and average rate paid on, short-term borrowings, comprised almost entirely of sweep accounts, resulted in nominal increases in interest expense during 2019. Average FHLBI advances increased $131 million during 2019, resulting in a $3.0 million increase in interest expense, while a higher average rate paid on the advances resulted in a $1.3 million increase in interest expense. A $0.4 million increase in average other borrowings resulted in a nominal increase in interest expense, while a higher average rate paid on the borrowings resulted in a $0.1 million increase in interest expense.

Net interest income and the net interest margin during 2019 and 2018 were affected by purchase accounting accretion and amortization associated with fair value measurements. Increases in interest income on loans totaling $1.4 million and $4.0 million were recorded during 2019 and 2018, respectively. Purchased loan accretion amounts vary from period to period as a result of periodic cash flow re-estimations, loan payoffs, and payment performance.

Provision for Loan Losses

A loan loss provision expense of $1.8 million was recorded in 2019, compared to a provision expense of $1.1 million recorded in 2018. The provision expense recorded during both 2019 and 2018 mainly reflected ongoing net loan growth. In addition, the provision expense recorded during 2019 depicted an increased allocation related to a change in the nature and volume of the consumer mortgage loan portfolio environmental factor, while the provision expense recorded during 2018 reflected increased allocations related to changes in the competition, economic conditions, and concentrations environmental factors. The amount of provision expense necessitated by net loan growth and environmental factor changes during 2018 was partially mitigated by net loan recoveries being recorded during the period.

Net loan charge-offs of $0.2 million were recorded during 2019, while net loan recoveries of $1.8 million were recorded during 2018. The allowance for originated loans, as a percentage of total originated loans, was 0.9% as of both December 31, 2019 and December 31, 2018. Our allowance for acquired loans totaled $0.7 million and $0.8 million as of December 31, 2019 and December 31, 2018, respectively.

Noninterest Income

Noninterest income was $27.0 million during 2019, compared to $19.0 million during 2018. Noninterest income during 2019 included bank owned life insurance claims totaling $2.6 million and gains on the sales of former branch facilities totaling $0.8 million, while noninterest income during 2018 included a one-time $0.9 million accounting adjustment related to mortgage banking activities in prior years. Excluding these transactions, noninterest income increased $5.4 million, or 29.9%, during 2019 compared to 2018.  The improved level of noninterest income in 2019 compared to 2018 primarily resulted from increased mortgage banking activity income stemming from the success of continuing strategic initiatives designed to increase market presence, along with a higher level of refinance activity resulting from a decrease in residential mortgage loan interest rates and a higher percentage of originated loans being sold.  Growth in credit and debit card income, service charges on accounts, and payroll processing fees also contributed to the improved level of noninterest income in 2019.

Noninterest Expense

Noninterest expense during 2019 was $89.3 million, an increase of $3.1 million, or 3.6%, from the $86.2 million expensed during 2018. The higher level of expense primarily resulted from increased salary costs, mainly reflecting annual employee merit pay increases, higher residential mortgage loan lender commissions, and increased stock-based compensation expense. Pay increases for all hourly employees, which went into effect on April 1, 2018, also contributed to the higher level of salary costs during 2019. Data processing costs were up $0.7 million during 2019 compared to 2018 primarily due to increases in debit and credit card and internet banking expenses stemming from growth in transaction volume and new product offerings, along with increased software amortization expense mainly resulting from the implementation of certain software solutions. Occupancy and furniture and equipment costs increased $0.5 million on a combined basis in 2019 compared to 2018 mainly due to higher depreciation expense, in large part stemming from an expansion of our main office and equipment purchases. Federal Deposit Insurance Corporation deposit insurance premiums were down $0.7 million in 2019 compared to 2018 as a result of deposit insurance credits being applied against regular assessments.

Federal Income Tax Expense

During 2019, we recorded income before federal income tax of $60.5 million and a federal income tax expense of $11.0 million, compared to income before federal income tax of $51.8 million and a federal income tax expense of $9.8 million during 2018. The increase in federal income tax expense in 2019 compared to 2018 resulted from the higher level of income before federal income tax. Our effective tax rate was 18.2% during 2019, compared to 18.9% during 2018. The aforementioned nontaxable bank owned life insurance claims positively impacted the effective tax rate in 2019.

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

CAPITAL RESOURCES

Shareholders’ equity increased $41.3 million during 2019, totaling $417 million as of December 31, 2019. Positively impacting shareholders’ equity was net income of $49.5 million, while negatively affecting shareholders’ equity were cash dividends on our common stock totaling $17.1 million. Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by a total of $1.3 million. Share repurchases reduced shareholders’ equity by $7.2 million during 2019. Positively impacting shareholders’ equity during 2019 was an $11.9 million after-tax increase in the market value of available for sale securities.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. As of December 31, 2019, our bank’s total risk-based capital ratio was 13.0%, compared to 12.3% at December 31, 2018. Our bank’s total regulatory capital increased $36.3 million during 2019, primarily reflecting the net impact of net income totaling $55.6 million and cash dividends paid to Mercantile Bank Corporation aggregating $22.1 million. Our bank’s total risk-based capital ratio was also impacted by a $111 million increase in total risk-weighted assets, primarily resulting from net commercial loan growth. As of December 31, 2019, our bank’s total regulatory capital equaled $425 million, or $97.3 million in excess of the amount necessary to attain the 10.0% minimum total risk-based capital ratio, which is among the requirements to be categorized as “well capitalized.”

We maintain a stock repurchase program, which is discussed in Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report.

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

To assist in providing needed funds, we regularly obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLBI, totaled $487 million, or 15.5% of combined deposits and borrowed funds as of December 31, 2019, compared to $474 million, or 16.2% of combined deposits and borrowed funds, as of December 31, 2018.

Sweep accounts decreased $0.8 million during 2019, totaling $103 million as of December 31, 2019. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts to overnight interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. All of our repurchase agreements are accounted for as secured borrowings.

Information regarding our repurchase agreements as of December 31, 2019 and during 2019 is as follows:

Outstanding balance at December 31, 2019	$102,675,000
Weighted average interest rate at December 31, 2019	0.17%
Maximum daily balance twelve months ended December 31, 2019	$133,411,000
Average daily balance for twelve months ended December 31, 2019	$105,234,000
Weighted average interest rate for twelve months ended December 31, 2019	0.24%

FHLBI advances increased $4.0 million during 2019, totaling $354 million as of December 31, 2019. FHLBI advances are primarily used to assist in funding loan demand, as well as playing an integral role in our interest rate risk management program. FHLBI advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio. Our borrowing line of credit at year-end 2019 totaled $813 million, with availability of $453 million.

We also have the ability to borrow up to $70.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit. The average balance of federal funds purchased equaled $1.4 million during 2019. In contrast, our interest-earning deposit account at the Federal Reserve Bank of Chicago averaged $102 million during 2019. We have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using certain municipal bonds as collateral, we could have borrowed up to $32.9 million at December 31, 2019. We did not utilize this line of credit during the past nine years, and do not plan to access this line of credit in future periods.

The following table reflects, as of December 31, 2019, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$2,035,975,000	$0	$0	$0	$2,035,975,000
Certificates of deposit	360,395,000	255,992,000	38,022,000	0	654,409,000
Short-term borrowings	102,675,000	0	0	0	102,675,000
Federal Home Loan Bank advances	40,000,000	164,000,000	130,000,000	20,000,000	354,000,000
Subordinated debentures	0	0	0	46,881,000	46,881,000
Other borrowed money	0	0	0	2,745,000	2,745,000
Property leases	614,000	1,063,000	882,000	1,246,000	3,805,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. At December 31, 2019, we had a total of $1.02 billion in unfunded loan commitments and $22.8 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $914 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $102 million were for loan commitments generally expected to close and become funded within the next 12 to 18 months. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

The following table depicts our loan commitments at the end of the past three years:

	12/31/19	12/31/18	12/31/17

Commercial unused lines of credit	$776,493,000	$784,895,000	$682,202,000
Unused lines of credit secured by 1-4 family residential properties	60,858,000	57,378,000	61,606,000
Credit card unused lines of credit	58,199,000	47,432,000	39,807,000
Other consumer unused lines of credit	18,135,000	20,231,000	17,629,000
Commitments to make loans	101,961,000	101,517,000	184,923,000
Standby letters of credit	22,798,000	25,322,000	26,030,000

Total	$1,038,444,000	$1,036,775,000	$1,012,197,000

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

The following table depicts our GAP position as of December 31, 2019:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$1,096,971,000	$122,280,000	$875,161,000	$333,178,000	$2,427,590,000
Residential real estate loans	49,703,000	27,604,000	150,595,000	178,563,000	406,465,000
Consumer loans	2,622,000	991,000	17,071,000	1,928,000	22,612,000
Securities (2)	19,106,000	14,010,000	78,500,000	241,041,000	352,657,000
Interest-earning deposits	176,469,000	1,500,000	2,500,000	0	180,469,000
Allowance for loan losses	0	0	0	0	(23,889,000)
Other assets	0	0	0	0	267,011,000
Total assets	1,344,871,000	166,385,000	1,123,827,000	754,710,000	$3,632,915,000

Liabilities:
Interest-bearing checking	332,373,000	0	0	0	332,373,000
Savings deposits	269,318,000	0	0	0	269,318,000
Money market accounts	509,368,000	0	0	0	509,368,000
Time deposits under $100,000	44,306,000	61,925,000	91,892,000	0	198,123,000
Time deposits $100,000 & over	100,635,000	153,529,000	202,122,000	0	456,286,000
Short-term borrowings	102,675,000	0	0	0	102,675,000
Federal Home Loan Bank advances	0	40,000,000	294,000,000	20,000,000	354,000,000
Other borrowed money	49,626,000	0	0	0	49,626,000
Noninterest-bearing checking	0	0	0	0	924,916,000
Other liabilities	0	0	0	0	19,669,000
Total liabilities	1,408,301,000	255,454,000	588,014,000	20,000,000	3,216,354,000
Shareholders' equity	0	0	0	0	416,561,000
Total liabilities & shareholders' equity	1,408,301,000	255,454,000	588,014,000	20,000,000	$3,632,915,000
Net asset (liability) GAP	$(63,430,000)	$(89,069,000)	$535,813,000	$734,710,000
Cumulative GAP	$(63,430,000)	$(152,499,000)	$383,314,000	$1,118,024,000

Percent of cumulative GAP to total assets	(1.7%)	(4.2%)	10.6%	30.8%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of December 31, 2019.

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

We conducted multiple simulations as of December 31, 2019, in which it was assumed that changes in market interest rates occurred ranging from up 300 basis points to down 200 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested dollar and percentage changes in net interest income over the next twelve months in comparison to the $121 million in net interest income projected using our balance sheet amounts and anticipated replacement rates as of December 31, 2019. The resulting estimates are generally within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 200 basis points	$(9,530,000)	(7.9%)
Interest rates down 100 basis points	(5,560,000)	(4.6)
Interest rates up 100 basis points	4,650,000	3.8
Interest rates up 200 basis points	9,230,000	7.6
Interest rates up 300 basis points	13,780,000	11.4

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

Board of Directors and Shareholders

Mercantile Bank Corporation

Grand Rapids, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mercantile Bank Corporation (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 2, 2020 expressed an unqualified opinion thereon.

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

March 2, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Mercantile Bank Corporation

Grand Rapids, Michigan

Opinion on Internal Control over Financial Reporting

We have audited Mercantile Bank Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes, and our report dated March 2, 2020 expressed an unqualified opinion thereon.

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

March 2, 2020

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

Management assessed the Company’s system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles as of December 31, 2019. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2019, Mercantile Bank Corporation maintained an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles based on those criteria.

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

President and Chief Executive Officer

/s/ Charles E. Christmas

Charles E. Christmas

Executive Vice President, Chief Financial Officer and Treasurer

MERCANTILE BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2019 and 2018

	2019	2018
ASSETS
Cash and due from banks	$53,262,000	$64,872,000
Interest-earning deposits	180,469,000	10,482,000
Total cash and cash equivalents	233,731,000	75,354,000

Securities available for sale	334,655,000	337,366,000
Federal Home Loan Bank stock	18,002,000	16,022,000

Loans	2,856,667,000	2,753,085,000
Allowance for loan losses	(23,889,000)	(22,380,000)
Loans, net	2,832,778,000	2,730,705,000

Premises and equipment, net	57,327,000	48,321,000
Bank owned life insurance	70,297,000	69,647,000
Goodwill	49,473,000	49,473,000
Core deposit intangible, net	3,840,000	5,561,000
Other assets	32,812,000	31,458,000

Total assets	$3,632,915,000	$3,363,907,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$924,916,000	$889,784,000
Interest-bearing	1,765,468,000	1,573,924,000
Total deposits	2,690,384,000	2,463,708,000

Securities sold under agreements to repurchase	102,675,000	103,519,000
Federal Home Loan Bank advances	354,000,000	350,000,000
Subordinated debentures	46,881,000	46,199,000
Accrued interest and other liabilities	22,414,000	25,232,000
Total liabilities	3,216,354,000	2,988,658,000

Commitments and contingent liabilities (Note 14)

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; 0 shares outstanding at December 31, 2019 and December 31, 2018	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,425,136 shares outstanding at December 31, 2019 and 16,534,256 shares outstanding at December 31, 2018	305,035,000	308,005,000
Retained earnings	107,831,000	75,483,000
Accumulated other comprehensive gain/(loss)	3,695,000	(8,239,000)
Total shareholders’ equity	416,561,000	375,249,000

Total liabilities and shareholders’ equity	$3,632,915,000	$3,363,907,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Interest income
Loans, including fees	$145,816,000	$131,763,000	$116,816,000
Securities, taxable	7,919,000	6,736,000	5,326,000
Securities, tax-exempt	2,231,000	2,239,000	2,305,000
Other interest-earning assets	2,371,000	1,243,000	1,096,000
Total interest income	158,337,000	141,981,000	125,543,000

Interest expense
Deposits	21,264,000	13,869,000	9,362,000
Short-term borrowings	295,000	273,000	190,000
Federal Home Loan Bank advances	8,977,000	4,647,000	3,657,000
Subordinated debentures and other borrowings	3,267,000	3,110,000	2,586,000
Total interest expense	33,803,000	21,899,000	15,795,000

Net interest income	124,534,000	120,082,000	109,748,000

Provision for loan losses	1,750,000	1,100,000	2,950,000

Net interest income after provision for loan losses	122,784,000	118,982,000	106,798,000

Noninterest income
Service charges on deposit and sweep accounts	4,584,000	4,358,000	4,233,000
Credit and debit card fees	5,925,000	5,354,000	4,760,000
Mortgage banking activities	8,485,000	4,109,000	4,421,000
Payroll processing	1,626,000	1,462,000	1,305,000
Earnings on bank owned life insurance	3,886,000	1,287,000	2,731,000
Letter of credit fees	278,000	245,000	348,000
Other income	2,172,000	2,195,000	1,203,000
Total noninterest income	26,956,000	19,010,000	19,001,000

Noninterest expense
Salaries and benefits	53,833,000	50,910,000	45,397,000
Occupancy	7,061,000	6,711,000	6,186,000
Furniture and equipment rent, depreciation and maintenance	2,583,000	2,470,000	2,168,000
Data processing	9,235,000	8,557,000	8,222,000
Advertising	1,446,000	1,648,000	1,608,000
FDIC insurance costs	225,000	930,000	960,000
Problem asset costs	140,000	90,000	355,000
Other expense	14,757,000	14,854,000	14,820,000
Total noninterest expenses	89,280,000	86,170,000	79,716,000

Income before federal income tax expense	60,460,000	51,822,000	46,083,000

Federal income tax expense	11,004,000	9,798,000	14,809,000

Net income	$49,456,000	$42,024,000	$31,274,000

Earnings per common share:
Basic	$3.01	$2.53	$1.90
Diluted	$3.01	$2.53	$1.90

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Net income	$49,456,000	$42,024,000	$31,274,000

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	15,106,000	(4,225,000)	2,297,000
Fair value of interest rate swap	0	2,000	82,000
Total other comprehensive income (loss)	15,106,000	(4,223,000)	2,379,000
Tax effect of unrealized holding gains (losses) on securities available for sale	(3,172,000)	846,000	(804,000)
Tax effect of fair value of interest rate swap	0	(1,000)	(28,000)
Total tax effect of other comprehensive income (loss)	(3,172,000)	845,000	(832,000)
Other comprehensive income (loss), net of tax effect	11,934,000	(3,378,000)	1,547,000

Comprehensive income	$61,390,000	$38,646,000	$32,821,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2019, 2018 and 2017

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
Years ended December 31, 2019, 2018 and 2017

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

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
Years ended December 31, 2019, 2018 and 2017

				Accumulated Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
($ in thousands except per share amounts)	Stock	Stock	Earnings	Income/(Loss)	Equity

Balances, January 1, 2019	$0	$308,005	$75,483	$(8,239)	$375,249

Employee stock purchase plan (1,507 shares)		50			50

Dividend reinvestment plan (21,503 shares)		729			729

Stock option exercises (8,200 shares)		128			128

Stock grants to directors for retainer fees (11,905 shares)		375			375

Stock-based compensation expense		2,931			2,931

Share repurchase program (233,300 shares)		(7,183)			(7,183)

Cash dividends ($1.06 per common share)			(17,108)		(17,108)

Net income for 2019			49,456		49,456

Change in net unrealized gain/(loss) on securities available for sale, net of tax effect				11,934	11,934

Balances, December 31, 2019	$0	$305,035	$107,831	$3,695	$416,561

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Cash flows from operating activities
Net income	$49,456,000	$42,024,000	$31,274,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	9,553,000	9,766,000	10,358,000
Accretion of acquired loans	(686,000)	(1,373,000)	(2,338,000)
Provision for loan losses	1,750,000	1,100,000	2,950,000
Deferred income tax expense (benefit)	26,000	(372,000)	831,000
Stock-based compensation expense	2,931,000	2,410,000	1,981,000
Stock grants to directors for retainer fee	375,000	441,000	363,000
Proceeds from sales of mortgage loans held for sale	261,021,000	101,146,000	111,311,000
Origination of mortgage loans held for sale	(256,767,000)	(96,179,000)	(108,857,000)
Net gain on sales of mortgage loans held for sale	(8,108,000)	(3,536,000)	(3,972,000)
Net gain from sales and valuation write-downs of foreclosed assets	(254,000)	(169,000)	(319,000)
Net (gain) loss from sale and write-downs on former bank premises	(436,000)	(78,000)	133,000
Net loss from sales and disposals of premises and equipment	294,000	134,000	71,000
Net gain from sales of available for sale securities	0	0	(37,000)
Earnings on bank owned life insurance	(3,886,000)	(1,287,000)	(2,731,000)
Net change in:
Accrued interest receivable	(48,000)	(1,126,000)	(1,056,000)
Other assets	(7,636,000)	(2,193,000)	(354,000)
Accrued interest and other liabilities	(2,818,000)	11,029,000	(943,000)
Net cash from operating activities	44,767,000	61,737,000	38,665,000

Cash flows from investing activities
Purchases of securities available for sale	(62,084,000)	(48,664,000)	(67,027,000)
Proceeds from maturities, calls and repayments of securities available for sale	79,478,000	40,308,000	52,504,000
Proceeds from sales of securities available for sale	0	0	7,619,000
Purchases of Federal Home Loan Bank stock	(1,980,000)	(4,986,000)	(3,010,000)
Loan originations and payments, net	(99,620,000)	(193,556,000)	(178,373,000)
Purchases of bank owned life insurance	(4,500,000)	0	(1,500,000)
Proceeds from bank owned life insurance cash value release and death benefits	7,708,000	0	2,720,000
Purchases of premises and equipment, net	(13,484,000)	(6,318,000)	(5,423,000)
Proceeds from sales of former bank premises	854,000	1,964,000	25,000
Proceeds from sales of foreclosed assets	790,000	772,000	993,000
Net cash for investing activities	(92,838,000)	(210,480,000)	(191,472,000)

Cash flows from financing activities
Net (decrease) increase in time deposits	170,921,000	(30,091,000)	(55,839,000)
Net (decrease) increase in all other deposits	55,755,000	(28,566,000)	203,219,000
Net decrease in securities sold under agreements to repurchase	(844,000)	(15,229,000)	(12,962,000)
Proceeds from Federal Home Loan Bank advances	44,000,000	160,000,000	90,000,000
Maturities of Federal Home Loan Bank advances	(40,000,000)	(30,000,000)	(45,000,000)
Proceeds from stock option exercises, net of cashless exercises	128,000	108,000	318,000
Employee stock purchase plan	50,000	52,000	46,000
Dividend reinvestment plan	729,000	1,165,000	1,576,000
Repurchases of common stock	(7,183,000)	(5,943,000)	0
Payment of cash dividends to common shareholders	(17,108,000)	(27,500,000)	(12,046,000)
Net cash from financing activities	206,448,000	23,996,000	169,312,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31, 2019, 2018 and 2017

	2019	2018	2017

Net change in cash and cash equivalents	158,377,000	(124,747,000)	16,505,000
Cash and cash equivalents at beginning of period	75,354,000	200,101,000	183,596,000
Cash and cash equivalents at end of period	$233,731,000	$75,354,000	$200,101,000

Supplemental disclosures of cash flows information
Cash paid during the year for:
Interest	$32,103,000	$21,569,000	$15,468,000
Federal income taxes	11,975,000	10,075,000	14,225,000
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	337,000	744,000	887,000
Transfers from bank premises to other real estate owned	258,000	296,000	1,736,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

We have evaluated subsequent events for potential recognition and/or disclosure through the date these financial statements were issued.

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

December 31, 2019

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

Loans: Loans that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Net unamortized deferred loan fees amounted to $0.5 million and $0.9 million, respectively, at December 31, 2019 and 2018.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Year-end mortgage loans held for sale, included in total loans in the balance sheet, were as follows:

	2019	2018
Mortgage loans held for sale	$4,978,000	$1,122,000
Less: Allowance to adjust to lower of cost or market	0	0
Mortgage loans held for sale, net	$4,978,000	$1,122,000

Mortgage Loan Derivatives: We enter into forward contracts and interest rate lock commitments in the ordinary course of business, which are accounted for as derivatives. The derivatives are not designated as hedges and are carried at fair value. The net gain or loss on derivatives is included in mortgage banking activities in the income statement. The balance of derivatives was immaterial at December 31, 2019 and 2018.

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

December 31, 2019

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

December 31, 2019

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreclosed Assets: Assets acquired through or in lieu of foreclosure are initially recorded at their estimated fair value net of estimated selling costs, establishing a new cost basis. If fair value subsequently declines, a valuation allowance is recorded through noninterest expense, as are collection and operating costs after acquisition. Foreclosed assets, included in other assets in the balance sheet, totaled $0.5 million and $0.8 million as of December 31, 2019 and 2018, respectively.

Bank Owned Life Insurance: Our bank has purchased life insurance policies on certain key officers. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Goodwill and Core Deposit Intangible: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. A more frequent assessment is performed should events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We may elect to perform a qualitative assessment for the annual impairment test. If the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, then we would be required to perform a quantitative test for goodwill impairment. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. In 2018 and 2019, we elected to perform a qualitative assessment for our annual impairment test and concluded it is more likely than not our fair value was greater than its carrying amount; therefore, no further testing was required.

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

Revenue from Contracts with Customers: We record revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, we must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) we satisfy a performance obligation. No revenue has been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

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

December 31, 2019

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

December 31, 2019

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU (as subsequently amended by ASU 2018-19) significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (i) financial assets subject to credit losses and measured at amortized cost, and (ii) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans, and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019.

We will adopt the guidance prospectively with a cumulative adjustment to retained earnings effective January 1, 2020. At adoption, we currently expect to recognize a decrease in the allowance for loan losses of approximately $1.0 million. In addition, we currently expect to record an increase of about $0.8 million in retained earnings associated with the anticipated decreased estimated allowance for credit losses. The adoption of the ASU is not expected to cause us to no longer meet the criteria for being considered well capitalized. As we are still finalizing the execution of our implementation controls and processes, the ultimate impact of the adoption of the ASU could differ from our current expectation.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

December 31, 2019

NOTE 3 – SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2019
U.S. Government agency debt obligations	$185,103,000	$2,449,000	$(1,142,000)	$186,410,000
Mortgage-backed securities	41,998,000	554,000	(82,000)	42,470,000
Municipal general obligation bonds	98,245,000	2,864,000	(30,000)	101,079,000
Municipal revenue bonds	4,133,000	63,000	0	4,196,000
Other investments	500,000	0	0	500,000
	$329,979,000	$5,930,000	$(1,254,000)	$334,655,000
2018
U.S. Government agency debt obligations	$196,109,000	$310,000	$(9,342,000)	$187,077,000
Mortgage-backed securities	44,263,000	187,000	(792,000)	43,658,000
Municipal general obligation bonds	103,235,000	427,000	(1,165,000)	102,497,000
Municipal revenue bonds	3,688,000	4,000	(58,000)	3,634,000
Other investments	500,000	0	0	500,000
	$347,795,000	$928,000	$(11,357,000)	$337,366,000

Securities with unrealized losses at year-end 2019 and 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2019
U.S. Government agency debt obligations	$25,650,000	$349,000	$73,913,000	$793,000	$99,563,000	$1,142,000
Mortgage-backed securities	2,838,000	28,000	10,423,000	54,000	13,261,000	82,000
Municipal general obligation bonds	3,755,000	18,000	994,000	12,000	4,749,000	30,000
Municipal revenue bonds	0	0	0	0	0	0
Other investments	0	0	0	0	0	0
	$32,243,000	$395,000	$85,330,000	$859,000	$117,573,000	$1,254,000
2018
U.S. Government agency debt obligations	$31,220,000	$1,136,000	$136,445,000	$8,206,000	$167,665,000	$9,342,000
Mortgage-backed securities	11,460,000	136,000	23,762,000	656,000	35,222,000	792,000
Municipal general obligation bonds	28,923,000	299,000	43,961,000	866,000	72,884,000	1,165,000
Municipal revenue bonds	1,188,000	11,000	1,372,000	47,000	2,560,000	58,000
Other investments	0	0	0	0	0	0
	$72,791,000	$1,582,000	$205,540,000	$9,775,000	$278,331,000	$11,357,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

At December 31, 2019, 107 debt securities with fair values totaling $118 million had unrealized losses aggregating $1.3 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary.

The amortized cost and fair values of debt securities at December 31, 2019, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

	Weighted Average Yield	Amortized Cost	Fair Value
Due in one year or less	2.04%	$14,118,000	$14,136,000
Due from one to five years	2.36	52,865,000	53,389,000
Due from five to ten years	2.66	105,156,000	106,960,000
Due after ten years	3.09	115,342,000	117,200,000
Mortgage-backed securities	2.76	41,998,000	42,470,000
Other investments	5.88	500,000	500,000
	2.76%	$329,979,000	$334,655,000

No mortgage-backed securities were sold in 2019 or 2018. Mortgage-backed securities totaling $5.0 million were sold in 2017, resulting in a nominal net gain. No municipal general obligation bonds were sold in 2019 or 2018. Municipal general obligation bonds totaling $2.6 million were sold during 2017, resulting in a nominal net gain/loss.

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $96.5 million and $98.2 million at December 31, 2019 and December 31, 2018, respectively, with estimated market values of $99.4 million and $97.4 million at the respective dates. Securities issued by all other states and their political subdivisions had a combined amortized cost of $5.9 million and $8.7 million at December 31, 2019 and December 31, 2018, respectively, with estimated market values of $5.9 million and $8.7 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $103 million and $104 million at December 31, 2019 and 2018, respectively. Investments in FHLBI stock are restricted and may only be resold to, or redeemed by, the issuer.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

December 31, 2019

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Increases in expected cash flows of acquired impaired loans subsequent to acquisition are recognized prospectively through adjustments of the yield on the loans or pools over their remaining lives, while decreases in expected cash flows are recognized as impairment through a provision for loan losses and an increase in the allowance.

Year-end loans disaggregated by class of loan within the loan portfolio segments were as follows:

	December 31, 2019		December 31, 2018		Percent Increase
	Balance	%	Balance	%	(Decrease)
Originated Loans
Commercial:
Commercial and industrial	$799,421,000	30.6%	$768,698,000	31.3%	4.0%
Vacant land, land development, and residential construction	52,097,000	2.0	39,950,000	1.6	30.4
Real estate – owner occupied	542,561,000	20.8	500,188,000	20.4	8.5
Real estate – non-owner occupied	776,994,000	29.7	745,127,000	30.4	4.3
Real estate – multi-family and residential rental	100,344,000	3.8	98,035,000	4.0	2.4
Total commercial	2,271,417,000	86.9	2,151,998,000	87.7	5.5

Retail:
Home equity and other	61,060,000	2.3	65,023,000	2.7	(6.1)
1-4 family mortgages	282,248,000	10.8	235,425,000	9.6	19.9
Total retail	343,308,000	13.1	300,448,000	12.3	14.3

Total originated loans	$2,614,725,000	100.0%	$2,452,446,000	100.0%	6.6%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2019		December 31, 2018		Percent Increase
	Balance	%	Balance	%	(Decrease)
Acquired Loans
Commercial:
Commercial and industrial	$47,130,000	19.4%	$54,025,000	18.0%	(12.8%)
Vacant land, land development, and residential construction	4,022,000	1.7	4,935,000	1.6	(18.5)
Real estate – owner occupied	36,442,000	15.1	48,431,000	16.1	(24.8)
Real estate – non-owner occupied	58,352,000	24.1	71,155,000	23.7	(18.0)
Real estate – multi-family and residential rental	24,181,000	10.0	29,562,000	9.8	(18.2)
Total commercial	170,127,000	70.3	208,108,000	69.2	(18.3)

Retail:
Home equity and other	14,314,000	5.9	20,416,000	6.8	(29.9)
1-4 family mortgages	57,501,000	23.8	72,115,000	24.0	(20.3)
Total retail	71,815,000	29.7	92,531,000	30.8	(22.4)

Total acquired loans	$241,942,000	100.0%	$300,639,000	100.0%	(19.5%)

	December 31, 2019		December 31, 2018		Percent Increase
	Balance	%	Balance	%	(Decrease)
Total Loans
Commercial:
Commercial and industrial	$846,551,000	29.6%	$822,723,000	29.9%	2.9%
Vacant land, land development, and residential construction	56,119,000	2.0	44,885,000	1.6	25.0
Real estate – owner occupied	579,003,000	20.3	548,619,000	19.9	5.5
Real estate – non-owner occupied	835,346,000	29.2	816,282,000	29.7	2.3
Real estate – multi-family and residential rental	124,525,000	4.4	127,597,000	4.6	(2.4)
Total commercial	2,441,544,000	85.5	2,360,106,000	85.7	3.5

Retail:
Home equity and other	75,374,000	2.6	85,439,000	3.1	(11.8)
1-4 family mortgages	339,749,000	11.9	307,540,000	11.2	10.5
Total retail	415,123,000	14.5	392,979,000	14.3	5.6

Total loans	$2,856,667,000	100.0%	$2,753,085,000	100.0%	3.8%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The total contractually required payments and carrying value of acquired impaired loans were $5.7 million and $3.4 million, respectively, as of December 31, 2019. The total contractually required payments and carrying value of acquired impaired loans were $8.0 million and $4.6 million, respectively, as of December 31, 2018. Changes in the accretable yield for acquired impaired loans for the years ended December 31, 2019 and December 31, 2018 were as follows:

2019
Balance at December 31, 2018	$1,274,000
Additions	9,000
Accretion income	(407,000)
Net reclassification from nonaccretable to accretable	488,000
Reductions (1)	(88,000)
Balance at December 31, 2019	$1,276,000

2018
Balance at December 31, 2017	$1,404,000
Additions	0
Accretion income	(490,000)
Net reclassification from nonaccretable to accretable	437,000
Reductions (1)	(77,000)
Balance at December 31, 2018	$1,274,000

(1) Reductions primarily reflect the result of exit events, including loan payoffs and charge-offs.

Concentrations within the loan portfolio were as follows at year-end:

	2019		2018
		Percentage of		Percentage of
	Balance	Loan Portfolio	Balance	Loan Portfolio
Commercial real estate loans to lessors of non-residential buildings	$580,708,000	20.3%	$568,134,000	20.6%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Year-end nonperforming originated loans were as follows:

	2019	2018

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	677,000	803,000
Total nonperforming loans	$677,000	$803,000

Year-end nonperforming acquired loans were as follows:

	2019	2018

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	1,607,000	3,338,000
Total nonperforming loans	$1,607,000	$3,338,000

The recorded principal balance of all nonperforming loans was as follows:

	December 31, 2019	December 31, 2018
Commercial:
Commercial and industrial	$0	$17,000
Vacant land, land development, and residential construction	0	0
Real estate – owner occupied	134,000	950,000
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	2,000	141,000
Total commercial	136,000	1,108,000

Retail:
Home equity and other	255,000	454,000
1-4 family mortgages	1,893,000	2,579,000
Total retail	2,148,000	3,033,000

Total nonperforming loans	$2,284,000	$4,141,000

Acquired impaired loans are not reported as nonperforming loans based on acquired impaired loan accounting. Acquired non-impaired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated loan portfolio.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2019:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Originated Loans

Commercial:
Commercial and industrial	$0	$0	$0	$0	$799,421,000	$799,421,000	$0
Vacant land, land development, and residential construction	0	0	0	0	52,097,000	52,097,000	0
Real estate – owner occupied	0	0	134,000	134,000	542,427,000	542,561,000	0
Real estate – non-owner occupied	0	0	0	0	776,994,000	776,994,000	0
Real estate – multi-family and residential rental	0	0	0	0	100,344,000	100,344,000	0
Total commercial	0	0	134,000	134,000	2,271,283,000	2,271,417,000	0

Retail:
Home equity and other	107,000	50,000	0	157,000	60,903,000	61,060,000	0
1- 4 family mortgages	61,000	0	130,000	191,000	282,057,000	282,248,000	0
Total retail	168,000	50,000	130,000	348,000	342,960,000	343,308,000	0

Total past due loans	$168,000	$50,000	$264,000	$482,000	$2,614,243,000	$2,614,725,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Acquired Loans

Commercial:
Commercial and industrial	$0	$0	$0	$0	$47,130,000	$47,130,000	$0
Vacant land, land development, and residential construction	191,000	0	0	191,000	3,831,000	4,022,000	0
Real estate – owner occupied	0	0	0	0	36,442,000	36,442,000	0
Real estate – non-owner occupied	0	0	0	0	58,352,000	58,352,000	0
Real estate – multi-family and residential rental	0	0	0	0	24,181,000	24,181,000	0
Total commercial	191,000	0	0	191,000	169,936,000	170,127,000	0

Retail:
Home equity and other	64,000	15,000	20,000	99,000	14,215,000	14,314,000	0
1- 4 family mortgages	684,000	29,000	399,000	1,112,000	56,389,000	57,501,000	0
Total retail	748,000	44,000	419,000	1,211,000	70,604,000	71,815,000	0

Total past due loans	$939,000	$44,000	$419,000	$1,402,000	$240,540,000	$241,942,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

December 31, 2019

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans with no related allowance recorded were as follows as of December 31, 2019:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To- Date Average Recorded Principal Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$7,826,000	$7,826,000		$11,259,000
Vacant land, land development and residential construction	85,000	85,000		89,000
Real estate – owner occupied	655,000	607,000		893,000
Real estate – non-owner occupied	0	0		0
Real estate – multi-family and residential rental	0	0		25,000
Total commercial	8,566,000	8,518,000		12,266,000
Retail:
Home equity and other	708,000	691,000		682,000
1-4 family mortgages	1,117,000	514,000		385,000
Total retail	1,825,000	1,205,000		1,067,000

Total with no related allowance recorded	$10,391,000	$9,723,000		$13,333,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans with an allowance recorded and total impaired originated loans were as follows as of December 31, 2019:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To- Date Average Recorded Principal Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$332,000	$332,000	$172,000	$5,567,000
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	978,000	978,000	978,000	1,573,000
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	53,000
Total commercial	1,310,000	1,310,000	1,150,000	7,193,000
Retail:
Home equity and other	347,000	332,000	247,000	383,000
1-4 family mortgages	0	0	0	267,000
Total retail	347,000	332,000	247,000	650,000

Total with an allowance recorded	$1,657,000	$1,642,000	$1,397,000	$7,843,000

Total impaired loans:
Commercial	$9,876,000	$9,828,000	$1,150,000	$19,459,000
Retail	2,172,000	1,537,000	247,000	1,717,000
Total impaired originated loans	$12,048,000	$11,365,000	$1,397,000	$21,176,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans with no related allowance recorded were as follows as of December 31, 2019:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To- Date Average Recorded Principal Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$303,000	$303,000		$351,000
Vacant land, land development and residential construction	0	0		0
Real estate – owner occupied	60,000	60,000		627,000
Real estate – non-owner occupied	178,000	178,000		131,000
Real estate – multi-family and residential rental	29,000	9,000		19,000
Total commercial	570,000	550,000		1,128,000
Retail:
Home equity and other	571,000	518,000		521,000
1-4 family mortgages	2,155,000	1,454,000		1,693,000
Total retail	2,726,000	1,972,000		2,214,000

Total with no related allowance recorded	$3,296,000	$2,522,000		$3,342,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans with an allowance recorded and total impaired acquired loans were as follows as of December 31, 2019:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To- Date Average Recorded Principal Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$128,000	$126,000	$30,000	$142,000
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	100,000	100,000	4,000	99,000
Real estate – non-owner occupied	0	0	0	80,000
Real estate – multi-family and residential rental	0	0	0	1,000
Total commercial	228,000	226,000	34,000	322,000
Retail:
Home equity and other	155,000	153,000	109,000	275,000
1-4 family mortgages	358,000	356,000	83,000	393,000
Total retail	513,000	509,000	192,000	668,000

Total with an allowance recorded	$741,000	$735,000	$226,000	$990,000

Total impaired loans:
Commercial	$798,000	$776,000	$34,000	$1,450,000
Retail	3,239,000	2,481,000	192,000	2,882,000
Total impaired acquired loans	$4,037,000	$3,257,000	$226,000	$4,332,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans with an allowance recorded and total impaired originated loans were as follows as of December 31, 2018:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To- Date Average Recorded Principal Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$5,011,000	$5,011,000	$83,000	$3,455,000
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	2,658,000	2,658,000	363,000	2,072,000
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	140,000	135,000	5,000	112,000
Total commercial	7,809,000	7,804,000	451,000	5,639,000
Retail:
Home equity and other	442,000	431,000	193,000	600,000
1-4 family mortgages	409,000	341,000	44,000	299,000
Total retail	851,000	772,000	237,000	899,000

Total with an allowance recorded	$8,660,000	$8,576,000	$688,000	$6,538,000

Total impaired loans:
Commercial	$17,139,000	$17,134,000	$451,000	$9,132,000
Retail	2,511,000	1,748,000	237,000	2,004,000
Total impaired originated loans	$19,650,000	$18,882,000	$688,000	$11,136,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

December 31, 2019

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

Impaired loans for which no allocation of the allowance for loan losses has been made generally reflect situations whereby the loans have been charged-down to estimated collateral value. Interest income recognized on accruing troubled debt restructurings totaled $1.3 million, $1.1 million and $0.4 million during 2019, 2018 and 2017, respectively. Interest income recognized on nonaccrual loans totaled less than $0.1 million in 2019 and 2018, and $0.5 million during 2017, reflecting the collection of interest at the time of principal pay-off. Lost interest income on nonaccrual loans totaled $0.1 million in 2019 and $0.3 million during 2018 and 2017.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

Loans by credit quality indicators were as follows as of December 31, 2019:

Originated Loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$491,385,000	$25,037,000	$333,051,000	$515,914,000	$69,474,000
Grades 5 – 7	293,678,000	26,975,000	203,318,000	261,080,000	30,727,000
Grades 8 – 9	14,358,000	85,000	6,192,000	0	143,000
Total commercial	$799,421,000	$52,097,000	$542,561,000	$776,994,000	$100,344,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$61,060,000	$282,248,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Acquired Loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$30,535,000	$1,028,000	$18,620,000	$47,173,000	$15,678,000
Grades 5 – 7	16,146,000	2,741,000	17,662,000	11,044,000	8,476,000
Grades 8 – 9	449,000	253,000	160,000	135,000	27,000
Total commercial	$47,130,000	$4,022,000	$36,442,000	$58,352,000	$24,181,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$14,314,000	$57,501,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

December 31, 2019

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

December 31, 2019

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance for originated loan losses and recorded investments in originated loans for the year-ended December 31, 2019 are as follows:

	Commercial Loans	Retail Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$19,442,000	$2,068,000	$44,000	$21,554,000
Provision for loan losses	1,521,000	320,000	26,000	1,867,000
Charge-offs	(455,000)	(428,000)	0	(883,000)
Recoveries	326,000	302,000	0	628,000
Ending balance	$20,834,000	$2,262,000	$70,000	$23,166,000

Ending balance: individually evaluated for impairment	$1,150,000	$247,000	$0	$1,397,000

Ending balance: collectively evaluated for impairment	$19,684,000	$2,015,000	$70,000	$21,769,000

Total loans:
Ending balance	$2,271,417,000	$343,308,000		$2,614,725,000

Ending balance: individually evaluated for impairment	$9,828,000	$1,537,000		$11,365,000

Ending balance: collectively evaluated for impairment	$2,261,589,000	$341,771,000		$2,603,360,000

The allowance for acquired loan losses for the year-ended December 31, 2019 is as follows:

	Commercial Loans	Retail Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$177,000	$649,000	$0	$826,000
Provision for loan losses	57,000	(174,000)	0	(117,000)
Charge-offs	0	0	0	0
Recoveries	2,000	12,000	0	14,000
Ending balance	$236,000	$487,000	$0	$723,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

December 31, 2019

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the year-ended December 31, 2019 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance
Originated Loans

Commercial:
Commercial and industrial	5	$435,000	$435,000
Vacant land, land development and residential construction	1	87,000	87,000
Real estate – owner occupied	1	1,567,000	1,567,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	7	2,089,000	2,089,000

Retail:
Home equity and other	4	51,000	51,000
1-4 family mortgages	0	0	0
Total retail	4	51,000	51,000

Total	11	$2,140,000	$2,140,000

Acquired Loans

Commercial:
Commercial and industrial	0	$0	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	1	102,000	102,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	1	102,000	102,000

Retail:
Home equity and other	16	244,000	245,000
1-4 family mortgages	8	310,000	310,000
Total retail	24	554,000	555,000

Total	25	$656,000	$657,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

December 31, 2019

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following originated loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due during the year-ended December 31, 2019 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0
Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	0	$0

The following acquired loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due during the year-ended December 31, 2019 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0

Retail:
Home equity and other	1	20,000
1-4 family mortgages	2	106,000
Total retail	3	126,000

Total	3	$126,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the year-ended December 31, 2019 is as follows:

	Commercial and	Commercial Vacant Land, Land Development, and Residential	Commercial Real Estate - Owner	Commercial Real Estate - Non-Owner	Commercial Real Estate - Multi-Family and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Commercial Loan Portfolio:
Beginning Balance	$13,590,000	$0	$2,682,000	$0	$0
Charge-Offs	0	0	0	0	0
Payments	(20,244,000)	(2,000)	(2,947,000)	0	0
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	14,812,000	87,000	1,250,000	0	0
Ending Balance	$8,158,000	$85,000	$985,000	$0	$0

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Retail Loan Portfolio:
Beginning Balance	$938,000	$142,000
Charge-Offs	0	0
Payments	(114,000)	(110,000)
Transfers to ORE	0	0
Net Additions/Deletions	50,000	0
Ending Balance	$874,000	$32,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for acquired loans categorized as troubled debt restructurings during the year-ended December 31, 2019 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$548,000	$0	$418,000	$210,000	$24,000
Charge-Offs	0	0	0	0	0
Payments	(120,000)	0	(873,000)	(32,000)	(17,000)
Transfers to ORE	0	0	(97,000)	0	0
Net Additions/Deletions	1,000	0	712,000	0	0
Ending Balance	$429,000	$0	$160,000	$178,000	$7,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Retail Loan Portfolio:
Beginning Balance	$464,000	$436,000
Charge-Offs	(18,000)	0
Payments	(158,000)	(52,000)
Transfers to ORE	0	0
Net Additions/Deletions	253,000	308,000
Ending Balance	$541,000	$692,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

December 31, 2019

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

December 31, 2019

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

December 31, 2019

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance related to loans categorized as troubled debt restructurings was as follows:

	December 31, 2019	December 31, 2018
Commercial:
Commercial and industrial	$202,000	$126,000
Vacant land, land development, and residential construction	0	0
Real estate – owner occupied	982,000	363,000
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	1,184,000	489,000

Retail:
Home equity and other	311,000	337,000
1-4 family mortgages	83,000	110,000
Total retail	394,000	447,000

Total related allowance	$1,578,000	$936,000

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

NOTE 5 - PREMISES AND EQUIPMENT, NET

Year-end premises and equipment were as follows:

	2019	2018

Land and improvements	$17,039,000	$18,198,000
Buildings	52,847,000	45,362,000
Furniture and equipment	22,712,000	18,139,000
	92,598,000	81,699,000
Less: accumulated depreciation	35,271,000	33,378,000

Total premises and equipment	$57,327,000	$48,321,000

Future lease payments at December 31, 2019 totaled $3.8 million, comprised of $0.6 million in one year, $1.1 million in one to three years, $0.9 million in three to five years and $1.2 million in over five years. Future lease payments at December 31, 2018 totaled $3.0 million, comprised of $0.4 million in one year, $0.7 million in one to three years, $0.5 million in three to five years and $1.4 million in over five years. Depreciation expense totaled $3.9 million in 2019, $3.6 million in 2018, and $3.0 million in 2017.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 6 – MORTGAGE LOAN SERVICING

Mortgage loans serviced for others are not reported as assets in the Consolidated Balance Sheets. The year-end aggregate unpaid principal balances of mortgage loans serviced for others were as follows:

	2019	2018

Mortgage loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$711,643,000	$599,262,000
Federal Home Loan Bank	15,317,000	16,333,000
Total mortgage loans serviced for others	$726,960,000	$615,595,000

Custodial escrow balances, which are reported as deposits on the Consolidated Balance Sheets, maintained in connection with serviced loans were $6.4 million and $4.1 million as of December 31, 2019 and December 31, 2018, respectively.

Activity for capitalized mortgage loan servicing rights during 2019 and 2018 was as follows:

	2019	2018

Balance at beginning of year	$4,436,000	$5,106,000
Additions	1,962,000	842,000
Amortized to expense	(1,746,000)	(1,512,000)

Balance at end of year	$4,652,000	$4,436,000

We determined that no valuation allowance was necessary as of December 31, 2019 or December 31, 2018. The estimated fair value of mortgage servicing rights was $7.4 million and $8.4 million as of December 31, 2019 and December 31, 2018, respectively. The fair value of mortgage servicing rights is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. During 2019, fair value was determined using a discount rate of 10.0%, a weighted average constant prepayment rate of 15.3%, depending on the stratification of the specific right, and a weighted average delinquency rate of 0.32%. During 2018, fair value was determined using a discount rate of 10.0%, a weighted average constant prepayment rate of 9.3%, depending on the stratification of the specific right, and a weighted average delinquency rate of 0.32%.

The weighted average amortization period was 5.3 years and 7.3 years as of December 31, 2019 and December 31, 2018, respectively. Estimated amortization as of December 31, 2019 is as follows:

2020	$1,099,000
2021	925,000
2022	759,000
2023	604,000
2024	467,000
Thereafter	798,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 7 – CORE DEPOSIT INTANGIBLE ASSET, NET

The gross carrying amount of core deposit intangible assets totaled $17.5 million as of December 31, 2019 and December 31, 2018. As of December 31, 2019, the accumulated amortization on core deposit intangible assets was $13.7 million, providing for a net carry balance of $3.8 million. As of December 31, 2018, the accumulated amortization on core deposit intangible assets was $11.9 million, providing for a net carry balance of $5.6 million.

The scheduled amortization expense on core deposit intangible assets in future periods is:

2020	$1,403,000
2021	1,086,000
2022	768,000
2023	450,000
2024	133,000

NOTE 8 – DEPOSITS

Deposits at year-end are summarized as follows:

	December 31, 2019		December 31, 2018		Percent Increase
	Balance	%	Balance	%	(Decrease)

Noninterest-bearing demand	$924,916,000	34.4%	$889,784,000	36.1%	3.9%
Interest-bearing checking	332,373,000	12.3	339,089,000	13.8	(2.0)
Money market	509,368,000	18.9	434,333,000	17.6	17.3
Savings	269,318,000	10.0	317,014,000	12.9	(15.0)
Time, under $100,000	198,123,000	7.4	160,092,000	6.5	23.8
Time, $100,000 and over	322,827,000	12.0	210,164,000	8.5	53.6
Total local deposits	2,556,925,000	95.0	2,350,476,000	95.4	8.8

Out-of-area time, under $100,000	0	0.0	0	0.0	0.0
Out-of-area time, $100,000 and over	133,459,000	5.0	113,232,000	4.6	17.9
Total out-of-area deposits	133,459,000	5.0	113,232,000	4.6	17.9

Total deposits	$2,690,384,000	100.0%	$2,463,708,000	100.0%	9.2%

Out-of-area time deposits consist of deposits obtained from depositors outside of our primary market areas exclusively through deposit brokers.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 8 – DEPOSITS (Continued)

The following table depicts the maturity distribution for time deposits at year-end:

	2019	2018

In one year or less	$360,395,000	$204,253,000
In one to two years	173,512,000	167,484,000
In two to three years	82,480,000	58,671,000
In three to four years	16,019,000	36,690,000
In four to five years	22,003,000	16,390,000

Total certificates of deposit	$654,409,000	$483,488,000

The following table depicts the maturity distribution for time deposits with balances of $100,000 or more at year-end:

	2019	2018

Up to three months	$100,635,000	$34,367,000
Three months to six months	59,838,000	41,939,000
Six months to twelve months	93,691,000	57,137,000
Over twelve months	202,122,000	189,953,000

Total certificates of deposit	$456,286,000	$323,396,000

Total time deposits of more than $250,000 totaled $320 million and $232 million at year-end 2019 and 2018, respectively.

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Information regarding securities sold under agreements to repurchase at year-end is summarized below:

	2019	2018

Outstanding balance at year-end	$102,675,000	$103,519,000
Weighted average interest rate at year-end	0.17%	0.26%

Average daily balance during the year	$105,234,000	$101,005,000
Weighted average interest rate during the year	0.24%	0.24%

Maximum daily balance during the year	$133,411,000	$123,046,000

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

December 31, 2019

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank of Indianapolis (“FHLBI”) advances totaled $354 million at December 31, 2019, and were expected to mature at varying dates from April 2020 through June 2025, with fixed rates of interest from 1.36% to 3.18% and averaging 2.45%. FHLBI advances totaled $350 million at December 31, 2018, and were expected to mature at varying dates ranging from January 2019 through June 2025, with fixed rates of interest from 1.20% to 3.18% and averaging 2.30%.

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio. Our borrowing line of credit as of December 31, 2019 totaled $813 million, with availability of $453 million.

Scheduled maturities as of December 31, 2019:

2020	$40,000,000
2021	70,000,000
2022	94,000,000
2023	80,000,000
2024	50,000,000
Thereafter	20,000,000

NOTE 11 - FEDERAL INCOME TAXES

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act reduced our corporate federal tax rate from 35% to 21% effective January 1, 2018 and changed certain other provisions. As a result, we were required to re-measure our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The effect of this re-measurement was recorded to income tax expense in the year the tax law was enacted. For 2017, the re-measurement of our net deferred tax asset resulted in additional income tax expense of $1.3 million. Concurrent with the enactment of the Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allowed companies to recognize the cumulative impact of the income tax effects triggered by the enactment of the Act over a period of up to twelve months in the reporting period in which the adjustment is identified. We applied SAB 118 effective December 22, 2017. At the conclusion of our analysis of H.R.1, we determined that no adjustments to our initial analysis were required.

The consolidated income tax expense is as follows:

	2019	2018	2017

Current expense	$10,978,000	$10,170,000	$13,978,000
Deferred expense	26,000	(372,000)	(505,000)
Effect of federal tax law change	0	0	1,336,000
Tax expense	$11,004,000	$9,798,000	$14,809,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 11 - FEDERAL INCOME TAXES (Continued)

A reconciliation of the differences between the federal income tax expense recorded and the amount computed by applying the federal statutory rate to income before income taxes is as follows:

	2019	2018	2017

Tax at statutory rate	$12,697,000	$10,883,000	$16,129,000
Increase (decrease) from
Tax-exempt interest	(644,000)	(620,000)	(1,030,000)
Bank owned life insurance	(804,000)	(201,000)	(948,000)
Effect of federal tax law change	0	0	1,336,000
Other	(245,000)	(264,000)	(678,000)
Tax expense	$11,004,000	$9,798,000	$14,809,000

The statutory tax rate was 21% for 2019 and 2018 and 35% for 2017.

Significant components of deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred income tax assets
Allowance for loan losses	$5,017,000	$4,700,000
Deferred compensation	577,000	630,000
Stock compensation	720,000	660,000
Nonaccrual loan interest income	239,000	297,000
Deferred loan fees	104,000	185,000
Capital loss carryforward	94,000	94,000
Fair value write-downs on foreclosed properties	26,000	15,000
Unrealized loss on securities	0	2,190,000
Other	683,000	340,000
Deferred tax asset before valuation allowance	7,460,000	9,111,000
Valuation allowance	(94,000)	(94,000)
Deferred tax asset after valuation allowance	7,366,000	9,017,000

Deferred income tax liabilities
Depreciation	1,743,000	1,205,000
Prepaid expenses	269,000	238,000
Core deposit intangible	787,000	1,142,000
Mortgage loan servicing rights	977,000	932,000
Unrealized gain on securities	982,000	0
Business combination adjustments	2,058,000	2,054,000
Other	485,000	183,000
Deferred tax liability	7,301,000	5,754,000

Total net deferred tax asset	$65,000	$3,263,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 11 - FEDERAL INCOME TAXES (Continued)

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. At December 31, 2019 and 2018, we carried a valuation allowance of $0.1 million against capital loss carryforwards generated by the disposal of certain capital investments acquired in our merger with Firstbank. The $0.1 million of capital loss carryforwards will expire at December 31, 2020 and we continue to carry a valuation allowance against the related deferred tax asset. We believe the remainder of our deferred tax assets is more likely than not to be realized.

We had no unrecognized tax benefits at any time during 2019 or 2018 and do not anticipate any significant increase in unrecognized tax benefits during 2020. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed at any time during 2019 or 2018. Our U.S. federal income tax returns are no longer subject to examination for all years before 2016.

NOTE 12 – STOCK-BASED COMPENSATION

Stock-based compensation plans are used to provide directors and employees with an increased incentive to contribute to our long-term performance and growth, to align the interests of directors and employees with the interests of our shareholders through the opportunity for increased stock ownership and to attract and retain directors and employees. During 2014 and 2015, stock option and restricted stock grants were provided to certain employees from the Stock Incentive Plan of 2006. During the years 2016 through 2019, restricted stock grants were provided to certain employees from the Stock Incentive Plan of 2016. Stock option grants were also provided to certain employees during 2016 from the Stock Incentive Plan of 2016, as well as stock grants to directors as retainer payments during the years 2016 through 2019. The Stock Incentive Plan of 2006 expired on January 18, 2016, and was effectively replaced with the Stock Incentive Plan of 2016 that was approved by shareholders in May, 2016.

Under the Stock Incentive Plan of 2006 and the Stock Incentive Plan of 2016, incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards. Incentive awards that are stock options or stock appreciation rights are granted with an exercise price not less than the closing price of our common stock on the date of grant. Price, vesting and expiration date parameters are determined by Mercantile’s Compensation Committee on a grant-by-grant basis. No payments are required from employees for restricted stock awards. The restricted stock awards granted during the years 2014 through 2019 fully vest after three years and, in the case of performance-based restricted stock issued to executive officers in 2018 and 2019, are subject to the attainment of pre-determined performance goals. The stock options granted during 2014, 2015 and 2016, which were at 110% of the market price on the date of grant, fully vest after two years and expire after seven years. At year-end 2019, there were approximately 102,000 shares authorized for future incentive awards.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 12 – STOCK-BASED COMPENSATION (Continued)

A summary of restricted stock activity from grants issued under Mercantile plans during the past three years is as follows:

	2019		2018		2017
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Nonvested at beginning of year	262,967	$33.97	239,637	$32.37	228,343	$26.09
Granted	84,596	35.29	91,400	31.82	94,592	37.11
Vested	(81,772)	32.19	(55,792)	25.14	(74,979)	20.17
Forfeited	(3,531)	34.85	(12,278)	31.62	(8,319)	23.75
Nonvested at end of year	262,260	$34.91	262,967	$33.97	239,637	$32.37

Of the restricted stock shares granted in 2019 and 2018, a total of 23,596 and 24,633 (at the target level), respectively, are performance-based awards made to our Named Executive Officers and are subject to the attainment of pre-determined performance goals.

A summary of stock option activity from grants issued under Mercantile plans during the past three years is as follows:

	2019		2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	13,700	$30.51	15,808	$29.62	16,808	$29.17
Granted	0	NA	0	NA	0	NA
Exercised	(4,000)	24.91	(2,108)	23.77	(1,000)	22.15
Forfeited or expired	0	NA	0	NA	0	NA
Outstanding at end of year	9,700	$32.83	13,700	$30.51	15,808	$29.62
Options exercisable at year-end	9,700	$32.83	13,700	$30.51	9,308	$25.00

The fair value of each stock option award is estimated on the date of grant using a closed option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities on our common stock. Historical data is used to estimate stock option expense and post-vesting termination behavior. The expected term of stock options granted is based on historical data and represents the period of time that stock options granted are expected to be outstanding, which takes into account that the stock options are not transferable. The risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of the stock option grant. No stock option grants were made during the past three years.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 12 – STOCK-BASED COMPENSATION (Continued)

Options issued under Mercantile plans outstanding at year-end 2019 were as follows:

			Outstanding			Exercisable
				Weighted Average	Weighted		Weighted
Range of				Remaining	Average		Average
Exercise				Contractual	Exercise		Exercise
Prices			Number	Life (Years)	Price	Number	Price

$22.00	-	$23.00	1,000	1.9	$22.15	1,000	22.15
$27.00	-	$28.00	2,200	2.9	27.66	2,200	27.66
$36.00	-	$37.00	6,500	3.9	36.22	6,500	36.22
Outstanding at year end			9,700	3.4	$32.83	9,700	32.83

Information related to options issued under various Mercantile plans outstanding at year-end 2019, 2018 and 2017 is as follows:

	2019	2018	2017

Minimum exercise price	$22.15	$22.15	$22.15
Maximum exercise price	36.22	36.22	36.22
Average remaining option term (years)	3.4	4.1	5.0

Information related to stock option grants and exercises issued under various Mercantile plans during 2019, 2018 and 2017 is as follows:

	2019	2018	2017

Aggregate intrinsic value of stock options exercised	$43,000	$17,000	$15,000
Cash received from stock option exercises	97,000	33,000	0
Tax benefit realized from stock option exercises	0	0	0
Weighted average per share fair value of stock options granted	NA	NA	NA

The aggregate intrinsic value of in-the-money stock options issued under Mercantile plans outstanding and exercisable at December 31, 2019 was less than $0.1 million. Shares issued as a result of the exercise of stock option grants have been authorized and were previously unissued shares.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 12– STOCK-BASED COMPENSATION (Continued)

A summary of stock option activity from grants issued under Firstbank plans that became part of Mercantile’s plans upon consummation of the merger on June 1, 2014 is as follows:

	2019		2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	5,200	$6.57	15,100	$7.20	44,275	$9.86
Granted	0	NA	0	NA	0	NA
Exercised	(4,200)	6.90	(9,900)	7.53	(27,675)	11.50
Forfeited or expired	0	NA	0	NA	(1,500)	6.33
Outstanding at end of year	1,000	$5.19	5,200	$6.57	15,100	$7.20
Options exercisable at year-end	1,000	$5.19	5,200	$6.57	15,100	$7.20

Options issued under Firstbank plans outstanding at year-end 2019 were as follows:

			Outstanding			Exercisable
				Weighted Average	Weighted		Weighted
Range of				Remaining	Average		Average
Exercise				Contractual	Exercise		Exercise
Prices			Number	Life (Years)	Price	Number	Price

$ 5.00	-	$ 6.00	1,000	0.9	5.19	1,000	5.19
Outstanding at year end			1,000	0.9	$5.19	1,000	$5.19

Information related to options issued under Firstbank plans outstanding at year-end 2019, 2018 and 2017 is as follows:

	2019	2018	2017

Minimum exercise price	$5.19	$5.19	$5.19
Maximum exercise price	5.19	8.60	8.60
Average remaining option term (years)	0.9	1.5	1.7

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 12 – STOCK-BASED COMPENSATION (Continued)

Information related to stock option grants and exercises issued under Firstbank plans during 2018, 2017 and 2016 is as follows:

	2019	2018	2017

Aggregate intrinsic value of stock options exercised	$114,000	$300,000	$594,000
Cash received from stock option exercises	29,000	108,000	318,000
Tax benefit realized from stock option exercises	0	0	208,000
Weighted average per share fair value of stock options granted	NA	NA	NA

The aggregate intrinsic value of all stock options issued under various Firstbank plans outstanding and exercisable at December 31, 2019 was less than $0.1 million. Shares issued as a result of the exercise of stock option grants have been authorized and previously unissued shares.

On June 6, 2016, we granted about 13,000 shares of common stock to our Corporate, Bank and Regional Advisory Boards of Directors for retainer payments for the period of June 1, 2016 through May 31, 2017. The associated $0.3 million cost was expensed on a straightline basis over the respective twelve month period. On May 25, 2017, we granted about 12,000 shares of common stock to our Corporate, Bank and Regional Advisory Boards of Directors for retainer payments for the period of June 1, 2017 through May 31, 2018. The associated $0.4 million cost was expensed on a straightline basis over the respective twelve month period. On May 24, 2018, we granted about 11,000 shares of common stock to our Corporate, Bank and Regional Advisory Boards of Directors for retainer payments for the period of June 1, 2018 through May 31, 2019. The associated $0.4 million cost was expensed on a straightline basis over the respective twelve month period. On October 25, 2018, we granted about 1,000 shares of common stock to newly appointed Bank Board members for retainer payments for the period of October 1, 2018 through May 31, 2019. The associated less than $0.1 million cost was expensed over the respective eight-month period. On May 23, 2019, we granted about 12,000 shares of common stock to our Corporate, Bank and Regional Advisory Boards of Directors for retainer payments for the period of June 1, 2019 through May 31, 2020. The associated $0.4 million cost is being expensed on a straightline basis over the respective twelve month period.

NOTE 13 – RELATED PARTIES

Certain directors and executive officers of our bank, including their immediate families and companies in which they are principal owners, were loan customers of our bank. At year-end 2019 and 2018, our bank had $115 million and $41.3 million in loan commitments to directors and executive officers, of which $104 million and $92.0 million were outstanding at year-end 2019 and 2018, respectively, as reflected in the following table.

	2019	2018

Beginning balance	$92,033,000	$14,473,000
New loans	16,662,000	79,330,000
Repayments	(4,652,000)	(1,770,000)

Ending balance	$104,043,000	$92,033,000

Related party deposits and repurchase agreements totaled $15.0 million and $14.8 million at year-end 2019 and 2018, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on management’s credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. There was no liability balance for these instruments as of December 31, 2019 and 2018.

At year-end 2019 and 2018, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.

Our maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at year-end was as follows:

	2019	2018

Commercial unused lines of credit	$776,493,000	$784,895,000
Unused lines of credit secured by 1 – 4 family residential properties	60,858,000	57,378,000
Credit card unused lines of credit	58,199,000	47,432,000
Other consumer unused lines of credit	18,135,000	20,231,000
Commitments to make loans	101,961,000	101,517,000
Standby letters of credit	22,798,000	25,322,000

Total commitments	$1,038,444,000	$1,036,775,000

Commitments to make loans generally reflect our binding obligations to existing and prospective customers to extend credit, including line of credit facilities secured by accounts receivable and inventory, and term debt secured by either real estate or equipment. In most instances, line of credit facilities are for a one-year term and are at a floating rate tied to the Wall Street Journal Prime Rate or the 30-Day Libor rate. For term debt secured by real estate, customers are generally offered a floating rate tied to the Wall Street Journal Prime Rate or the 30-Day Libor rate, and a fixed rate currently ranging from 4.00% to 6.00%. These credit facilities generally balloon within five years, with payments based on amortizations ranging from 10 to 20 years. For term debt secured by non-real estate collateral, customers are generally offered a floating rate tied to the Wall Street Journal Prime Rate or the 30-Day Libor rate, and a fixed rate currently ranging from 4.50% to 6.00%. These credit facilities generally mature and fully amortize within three to seven years.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 14 – COMMITMENTS AND OFF-BALANCE-SHEET RISK (Continued)

The following instruments are considered financial guarantees under current accounting guidance. These instruments are carried at fair value.

	2019		2018
	Contract	Carrying	Contract	Carrying
	Amount	Value	Amount	Value

Standby letters of credit	$22,798,000	$160,000	$25,322,000	$126,000

We were required to have $10.7 million and $9.1 million of cash on hand or on deposit with the Federal Reserve Bank of Chicago to meet regulatory reserve and clearing requirements at December 31, 2019 and December 31, 2018, respectively.

NOTE 15 – BENEFIT PLANS

We have a 401(k) benefit plan that covers substantially all of our employees. The percent of our matching contributions to the 401(k) benefit plan is determined annually by the Board of Directors. The matching contribution had been 4.25% since January 1, 2014; effective April 1, 2018, the matching contribution was increased to 5.00%. Matching contributions, if made, are immediately vested. Our 2019, 2018 and 2017 matching 401(k) contributions charged to expense were $1.7 million, $1.6 million and $1.3 million, respectively.

We have a deferred compensation plan in which all persons serving on the Board of Directors may defer all or portions of their annual retainer and meeting fees, with distributions to be paid upon termination of service as a director or specific dates selected by the director. We also have a non-qualified deferred compensation program in which selected officers may defer all or portions of salary and bonus payments. The deferred amounts, totaling $2.7 million and $3.0 million as of December 31, 2019 and 2018, respectively, are categorized as other liabilities in the Consolidated Balance Sheets, and are paid interest at a rate equal to the Wall Street Journal Prime Rate. Interest expense was $0.1 million during 2019 and 2018, and less than $0.1 million during 2017.

The Mercantile Bank Corporation Employee Stock Purchase Plan of 2014 is a non-compensatory plan intended to encourage full- and part-time employees of Mercantile and its subsidiaries to promote our best interests and to align employees’ interests with the interests of our shareholders by permitting employees to purchase shares of our common stock through regular payroll deductions. Shares are purchased on the last business day of each calendar quarter at a price equal to the consolidated closing bid price of our common stock reported on The Nasdaq Stock Market. A total of 250,000 shares of common stock may be issued under the existing plan; however, the number of shares may be adjusted to reflect any stock dividends and other changes in our capitalization. The number of shares issued totaled 1,507 and 1,579 in 2019 and 2018, respectively. As of December 31, 2019, there were approximately 241,000 shares available under our current plan.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 16 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount, estimated fair value and level within the fair value hierarchy of financial instruments were as follows at year-end (dollars in thousands):

	Level in	2019		2018
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets
Cash	Level 1	$16,430	$16,430	$15,656	$15,656
Cash equivalents	Level 2	217,301	217,301	59,698	59,698
Securities available for sale	(1)	334,655	334,655	337,366	337,366
Federal Home Loan Bank stock	(2)	18,002	18,002	16,022	16,022
Loans, net	Level 3	2,827,800	2,887,168	2,729,583	2,711,687
Loans held for sale	Level 2	4,978	4,978	1,122	1,122
Mortgage servicing rights	Level 2	4,652	7,375	4,436	8,444
Accrued interest receivable	Level 2	9,944	9,944	9,896	9,896

Financial liabilities
Deposits	Level 2	2,690,384	2,600,452	2,463,708	2,471,617
Securities sold under agreements to repurchase	Level 2	102,675	102,675	103,519	103,519
Federal Home Loan Bank advances	Level 2	354,000	361,887	350,000	348,428
Subordinated debentures	Level 2	46,881	46,140	46,199	46,543
Accrued interest payable	Level 2	3,949	3,949	2,249	2,249

(1)	See Note 17 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.
(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions; therefore, fair value is estimated at carrying amount.

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

December 31, 2019

NOTE 17 – FAIR VALUE MEASUREMENTS

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

The following is a description of our valuation methodologies used to measure and disclose the fair values of our financial assets and liabilities on a recurring or nonrecurring basis:

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency debt obligations, mortgage-backed securities issued or guaranteed by U.S. Government agencies, and municipal general obligation and revenue bonds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information becomes known which necessitates an impairment. There was no such impairment as of December 31, 2019 or 2018. We have no Level 1 securities available for sale.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 17 – FAIR VALUE MEASUREMENTS (Continued)

Mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of aggregate cost or fair value and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of December 31, 2019 and 2018, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $5.0 million and $1.1 million, respectively.

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

Derivatives. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government agency debt obligations	$186,410,000	$0	$186,410,000	$0
Mortgage-backed securities	42,470,000	0	42,470,000	0
Municipal general obligation bonds	101,079,000	0	99,029,000	2,050,000
Municipal revenue bonds	4,196,000	0	4,196,000	0
Other investments	500,000	0	500,000	0
Total	$334,655,000	$0	$332,605,000	$2,050,000

There were no transfers in or out of Level 1, Level 2 or Level 3 during 2019. The $1.7 million reduction in Level 3 municipal general obligation bonds during 2019 reflects the scheduled maturities of such bonds.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 17 – FAIR VALUE MEASUREMENTS (Continued)

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2019 are as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,107,000	$0	$0	$1,107,000
Foreclosed assets	452,000	0	0	452,000
Total	$1,559,000	$0	$0	$1,559,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 17 – FAIR VALUE MEASUREMENTS (Continued)

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

NOTE 18 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2019	2018	2017
Basic
Net income attributable to common shares	$49,456,000	$42,024,000	$31,274,000

Weighted average common shares outstanding	16,405,159	16,600,612	16,478,968

Basic earnings per common share	$3.01	$2.53	$1.90
Diluted
Net income attributable to common shares	$49,456,000	$42,024,000	$31,274,000

Weighted average common shares outstanding for basic earnings per common share	16,405,159	16,600,612	16,478,968

Add: Dilutive effects of share-based awards	3,976	5,804	10,102

Average shares and dilutive potential common shares	16,409,135	16,606,416	16,489,070

Diluted earnings per common share	$3.01	$2.53	$1.90

Stock options for approximately 7,000 shares of common stock were antidilutive and were not included in determining dilutive earnings per share in 2019, 2018 and 2017.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 19 – SUBORDINATED DEBENTURES

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

The following table depicts our five business trusts as of December 31, 2019:

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

NOTE 20 - REGULATORY MATTERS

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 20 - REGULATORY MATTERS (Continued)

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At year-end 2019 and 2018, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2019 that we believe have changed our bank’s categorization.

Our actual capital levels (dollars in thousands) and minimum required levels were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2019
Total capital (to risk weighted assets)
Consolidated	$429,038	13.1%	$262,141	8.0%	NA	NA
Bank	424,917	13.0	262,088	8.0	327,610	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	405,148	12.4	196,606	6.0	NA	NA
Bank	401,027	12.2	196,566	6.0	262,088	8.0
Common equity (to risk weighted assets)
Consolidated	360,342	11.0	147,454	4.5	NA	NA
Bank	401,027	12.2	147,425	4.5	212,947	6.5
Tier 1 capital (to average assets)
Consolidated	405,148	11.3	143,689	4.0	NA	NA
Bank	401,027	11.2	143,670	4.0	179,588	5.0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 20 - REGULATORY MATTERS (Continued)

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

Under the final Basel III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement has been phased in over three years beginning in 2016. The capital buffer requirement effectively raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of December 31, 2019, our bank met all capital adequacy requirements under the Basel III capital rules.

Federal and state banking laws and regulations place certain restrictions on the amount of dividends our bank can transfer to Mercantile and on the capital levels that must be maintained. At year-end 2019, under the most restrictive of these regulations, our bank could distribute $75.2 million to Mercantile as dividends without prior regulatory approval. Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 17, 2019, our Board of Directors declared a cash dividend on our common stock in the amount of $0.26 per share that was paid on March 20, 2019 to shareholders of record as of March 8, 2019. On April 11, 2019, our Board of Directors declared a cash dividend on our common stock in the amount of $0.26 per share that was paid on June 19, 2019 to shareholders of record as of June 7, 2019. On July 11, 2019, our Board of Directors declared a cash dividend on our common stock in the amount of $0.27 per share that was paid on September 18, 2019 to shareholders of record as of September 6, 2019. On October 10, 2019, our Board of Directors declared a cash dividend on our common stock in the amount of $0.27 per share that was paid on December 18, 2019 to shareholders of record as of December 6, 2019.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 20 - REGULATORY MATTERS (Continued)

On January 16, 2020, our Board of Directors declared a cash dividend on our common stock in the amount of $0.28 per share that will be paid on March 18, 2020 to shareholders of record as of March 6, 2020.

In May 2019, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. This stock repurchase plan was instituted in conjunction with the completion of our existing program that was introduced in January 2015 and later expanded in April 2016. During 2019, we repurchased a total of 233,300 shares at a total price of $7.2 million, at an average price per share of $30.79. During the period of January 2015 through December 2019, we repurchased a total of about 1.4 million shares at a total price of $32.6 million, at an average price per share of $23.47. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank.

Our consolidated capital levels as of December 31, 2019 and 2018 include $44.8 million and $44.1 million, respectively, of trust preferred securities. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core capital elements that may be included in Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. At December 31, 2019 and 2018, all $44.8 million and $44.1 million, respectively, of the trust preferred securities were included as Tier 1 capital of Mercantile.

NOTE 21 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

At December 31, 2019, accumulated other comprehensive income, net of tax effects (as applicable), consisted of a net unrealized gain on available for sale securities of $3.7 million. At December 31, 2018, accumulated other comprehensive income, net of tax effects (as applicable), consisted of a net unrealized loss on available for sale securities of $8.2 million.

NOTE 22 - QUARTERLY FINANCIAL DATA (Unaudited)

	Interest	Net Interest	Net	Earnings per Share
	Income	Income	Income	Basic	Diluted
2019
First quarter	$38,637,000	$30,645,000	$11,824,000	$0.72	$0.72
Second quarter	39,820,000	31,116,000	11,715,000	0.71	0.71
Third quarter	40,316,000	31,605,000	12,600,000	0.77	0.77
Fourth quarter	39,564,000	31,168,000	13,317,000	0.81	0.81

2018
First quarter	$34,981,000	$30,199,000	$10,881,000	$0.66	$0.66
Second quarter	34,319,000	29,225,000	9,446,000	0.57	0.57
Third quarter	35,486,000	29,840,000	10,123,000	0.61	0.61
Fourth quarter	37,195,000	30,818,000	11,574,000	0.70	0.70

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 23 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)

CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

	2019	2018
ASSETS
Cash and cash equivalents	$6,045,000	$9,653,000
Investment in bank subsidiary	439,946,000	394,561,000
Other assets	18,032,000	19,740,000

Total assets	$464,023,000	$423,954,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$581,000	$2,506,000
Subordinated debentures	46,881,000	46,199,000
Shareholders’ equity	416,561,000	375,249,000

Total liabilities and shareholders’ equity	$464,023,000	$423,954,000

CONDENSED STATEMENTS OF INCOME

	2019	2018	2017
Income
Interest and dividends from subsidiaries	$22,246,000	$33,832,000	$16,203,000
Total income	22,246,000	33,832,000	16,203,000

Expenses
Interest expense	3,153,000	2,999,000	2,496,000
Other operating expenses	4,804,000	4,424,000	3,651,000
Total expenses	7,957,000	7,423,000	6,147,000

Income before income tax benefit and equity in undistributed net income of subsidiary	14,289,000	26,409,000	10,056,000

Federal income tax benefit	(1,718,000)	(1,610,000)	(4,060,000)

Equity in undistributed net income of subsidiary	33,449,000	14,005,000	17,158,000

Net income	$49,456,000	$42,024,000	$31,274,000

Comprehensive income	$61,390,000	$38,646,000	$32,821,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 23 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)

CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2019	2018	2017
Cash flows from operating activities
Net income	$49,456,000	$42,024,000	$31,274,000
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiary	(33,449,000)	(14,005,000)	(17,158,000)
Stock-based compensation expense	2,931,000	2,410,000	1,981,000
Stock grants to directors for retainer fees	375,000	441,000	363,000
Change in other assets	2,387,000	1,384,000	(230,000)
Change in other liabilities	(1,924,000)	(187,000)	(677,000)
Net cash from operating activities	19,776,000	32,067,000	15,553,000

Cash flows from investing activities
Net capital investment into subsidiaries	0	0	0
Net cash for investing activities	0	0	0

Cash flows from financing activities
Stock option exercises, net of cashless exercises	128,000	108,000	318,000
Employee stock purchase plan	50,000	52,000	46,000
Dividend reinvestment plan	729,000	1,165,000	1,576,000
Repurchase of common shares	(7,183,000)	(5,943,000)	0
Cash dividends on common stock	(17,108,000)	(27,500,000)	(12,046,000)
Net cash for financing activities	(23,384,000)	(32,118,000)	(10,106,000)

Net change in cash and cash equivalents	(3,608,000)	(51,000)	5,447,000

Cash and cash equivalents at beginning of period	9,653,000	9,704,000	4,257,000

Cash and cash equivalents at end of period	$6,045,000	$9,653,000	$9,704,000

EXHIBIT INDEX

Exhibit No.	EXHIBIT DESCRIPTION

2.1	Agreement and Plan of Merger dated August 14, 2013, incorporated by reference to exhibit 2.1 to our Current Report on Form 8-K filed August 15, 2013

2.2	First Amendment to Merger Agreement dated February 20, 2014, incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed February 21, 2014

3.1	Our Articles of Incorporation are incorporated by reference to exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2009

3.2	Our Amended and Restated By-laws dated as of February 26, 2014 are incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K filed February 26, 2015

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

10.6

Amended and Restated Change in Control Agreement of Charles E. Christmas dated November 29, 2018, effective December 31, 2018, incorporated by reference to exhibit 10.7 of our Form 8-K filed December 3, 2018*

10.7	Form of Restricted Stock Award Agreement, incorporated by reference to exhibit 10.1 of our Form 8-K filed November 18, 2016*

10.8	Form of Stock Option Agreement, incorporated by reference to exhibit 10.2 of our Form 8-K filed November 18, 2016*

10.9	2017 Mercantile Executive Officer Bonus Plan, incorporated by reference to exhibit 10.1 of our Form 8-K filed May 26, 2017*

10.10	2018 Mercantile Executive Officer Bonus Plan, incorporated by reference to exhibit 10.1 of our Form 8-K filed May 25, 2018*

Exhibit No.	EXHIBIT DESCRIPTION

10.11

Amended and Restated Employment Agreement of Robert B. Kaminski, Jr. dated November 29, 2018, effective December 31, 2018, incorporated by reference to exhibit 10.1 of our Form 8-K filed December 3, 2018*

10.12

Amended and Restated Employment Agreement of Charles E. Christmas dated November 29, 2018, effective December 31, 2018, incorporated by reference to exhibit 10.2 of our Form 8-K filed December 3, 2018*

10.13	Amended and Restated Employment Agreement of Raymond E. Reitsma dated November 29, 2018, effective December 31, 2018, incorporated by reference to exhibit 10.3 of our Form 8-K filed December 3, 2018*

10.14

Amended and Restated Employment Agreement of Robert T. Worthington dated November 29, 2018, effective December 31, 2018, incorporated by reference to exhibit 10.4 of our Form 8-K filed December 3, 2018*

10.15	Amended and Restated Employment Agreement of Lonna L. Wiersma dated November 29, 2018, effective December 31, 2018, incorporated by reference to exhibit 10.5 of our Form 8-K filed December 3, 2018*

10.16

Amended and Restated Change in Control Agreement of Robert B. Kaminski, Jr. dated November 29, 2018, effective December 31, 2018, incorporated by reference to exhibit 10.6 of our Form 8-K filed December 3, 2018*

10.17

Amended and Restated Change in Control Agreement of Charles E. Christmas dated November 29, 2018, effective December 31, 2018, incorporated by reference to exhibit 10.7 of our Form 8-K filed December 3, 2018*

10.18	Form of Performance Based Restricted Stock Award Agreement, incorporated by reference to exhibit 10.8 of our Form 8-K filed December 3, 2018*

10.19	2019 Mercantile Executive Officer Bonus Plan, incorporated by reference to exhibit 10.1 of our Form 8-K filed May 24, 2019*

10.20	Director Fee Summary*

21	Subsidiaries of the company

23	Consent of BDO USA, LLP

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

101

The following information from Mercantile’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2020.

MERCANTILE BANK CORPORATION

/s/ Robert B. Kaminski, Jr.
Robert B. Kaminski, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2020.

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