Form 10-Q
period 2020-03-31
MERCANTILE BANK CORP
filed 2020-05-11
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated ☐	Smaller reporting company ☐
Emerging growth company ☐

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MBWM	The Nasdaq Stock Market LLC

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes  ☐           No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐           No ☒

At April 30, 2020, there were 16,206,062 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2020	2019

ASSETS
Cash and due from banks	$49,781,000	$53,262,000
Interest-earning deposits	186,938,000	180,469,000
Total cash and cash equivalents	236,719,000	233,731,000

Securities available for sale	312,147,000	334,655,000
Federal Home Loan Bank stock	18,002,000	18,002,000

Loans	2,901,543,000	2,856,667,000
Allowance for loan losses	(24,828,000)	(23,889,000)
Loans, net	2,876,715,000	2,832,778,000

Premises and equipment, net	59,143,000	57,327,000
Bank owned life insurance	70,613,000	70,297,000
Goodwill	49,473,000	49,473,000
Core deposit intangible, net	3,443,000	3,840,000
Other assets	31,132,000	32,812,000

Total assets	$3,657,387,000	$3,632,915,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$956,290,000	$924,916,000
Interest-bearing	1,689,126,000	1,765,468,000
Total depositss	2,645,416,000	2,690,384,000

Securities sold under agreements to repurchase	133,270,000	102,675,000
Federal Home Loan Bank advances	394,000,000	354,000,000
Subordinated debentures	47,051,000	46,881,000
Accrued interest and other liabilities	19,261,000	22,414,000
Total liabilities	3,238,998,000	3,216,354,000

Commitments and contingent liabilities (Note 8)

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,205,207 shares outstanding at March 31, 2020 and 16,425,136 shares outstanding at December 31, 2019	299,584,000	305,035,000
Retained earnings	114,012,000	107,831,000
Accumulated other comprehensive income (loss)	4,793,000	3,695,000
Total shareholders’ equity	418,389,000	416,561,000

Total liabilities and shareholders’ equity	$3,657,387,000	$3,632,915,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2020	2019
Interest income
Loans, including fees	$33,442,000	$35,789,000
Securities, taxable	3,441,000	1,880,000
Securities, tax-exempt	576,000	561,000
Other interest-earning assets	475,000	407,000
Total interest income	37,934,000	38,637,000

Interest expense
Deposits	4,641,000	4,804,000
Short-term borrowings	40,000	104,000
Federal Home Loan Bank advances	2,212,000	2,234,000
Subordinated debentures and other borrowings	724,000	850,000
Total interest expense	7,617,000	7,992,000

Net interest income	30,317,000	30,645,000

Provision for loan losses	750,000	850,000

Net interest income after provision for loan losses	29,567,000	29,795,000

Noninterest income
Service charges on deposit and sweep accounts	1,222,000	1,077,000
Mortgage banking income	2,627,000	1,057,000
Credit and debit card income	1,361,000	1,337,000
Payroll services	577,000	505,000
Earnings on bank owned life insurance	336,000	1,630,000
Other income	427,000	1,026,000
Total noninterest income	6,550,000	6,632,000

Noninterest expense
Salaries and benefits	13,528,000	13,015,000
Occupancy	2,059,000	1,762,000
Furniture and equipment depreciation, rent and maintenance	778,000	635,000
Data processing costs	2,483,000	2,216,000
Other expense	4,092,000	4,202,000
Total noninterest expenses	22,940,000	21,830,000

Income before federal income tax expense	13,177,000	14,597,000

Federal income tax expense	2,504,000	2,773,000

Net income	$10,673,000	$11,824,000

Basic earnings per share	$0.65	$0.72
Diluted earnings per share	$0.65	$0.72
Cash dividends per share	$0.28	$0.26
Average basic shares outstanding	16,350,281	16,429,571
Average diluted shares outstanding	16,351,559	16,435,176

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Net income	$10,673,000	$11,824,000

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	1,391,000	4,449,000
Tax effect of unrealized holding gains (losses) on securities available for sale	(293,000)	(934,000)
Other comprehensive income (loss), net of tax effect	1,098,000	3,515,000

Comprehensive income	$11,771,000	$15,339,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

(Unaudited)

($ in thousands except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances, January 1, 2020	$0	$305,035	$107,831	$3,695	$416,561

Employee stock purchase plan (642 shares)		14			14

Dividend reinvestment plan (8,073 shares)		192			192

Stock-based compensation expense		625			625

Share repurchase program (222,385 shares)		(6,282)			(6,282)

Cash dividends ($0.28 per common share)			(4,492)		(4,492)

Net income for the three months ended March 31, 2020			10,673		10,673

Change in net unrealized holding gain/(loss) on securities available for sale, net of tax effect				1,098	1,098

Balances, March 31, 2020	$0	$299,584	$114,012	$4,793	$418,389

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

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities
Net income	$10,673,000	$11,824,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	982,000	2,178,000
Accretion of acquired loans	(113,000)	(146,000)
Provision for loan losses	750,000	850,000
Stock-based compensation expense	625,000	744,000
Proceeds from sales of mortgage loans held for sale	68,627,000	21,609,000
Origination of mortgage loans held for sale	(86,206,000)	(21,592,000)
Net gain from sales of mortgage loans held for sale	(2,096,000)	(705,000)
Net gain from sales and valuation write-downs of foreclosed assets	(49,000)	(27,000)
Net gain from sales and valuation write-downs of former bank premises	(27,000)	(558,000)
Net loss from sales and write-downs of fixed assets	54,000	0
Earnings on bank owned life insurance	(336,000)	(1,630,000)
Net change in:
Accrued interest receivable	220,000	(1,464,000)
Other assets	271,000	1,147,000
Accrued interest and other liabilities	(3,153,000)	(9,785,000)
Net cash from/(for) operating activities	(9,778,000)	2,445,000

Cash flows from investing activities
Loan originations and payments, net	(24,910,000)	(45,840,000)
Purchases of securities available for sale	(99,002,000)	(2,415,000)
Proceeds from maturities, calls and repayments of securities available for sale	124,510,000	6,162,000
Purchases of Federal Home Loan Bank stock	0	(1,980,000)
Proceeds from sales of foreclosed assets	106,000	171,000
Proceeds from sales of former bank premises	162,000	854,000
Proceeds from bank owned life insurance cash value release and death benefits	0	3,996,000
Purchases of bank owned life insurance	0	(2,500,000)
Net purchases of premises and equipment	(3,159,000)	(2,732,000)
Net cash for investing activities	(2,293,000)	(44,284,000)

Cash flows from financing activities
Net increase (decrease) in time deposits	(61,810,000)	165,532,000
Net increase (decrease) in all other deposits	16,842,000	(18,266,000)
Net increase in securities sold under agreements to repurchase	30,595,000	7,716,000
Maturities of Federal Home Loan Bank advances	0	(10,000,000)
Proceeds from Federal Home Loan Bank advances	40,000,000	44,000,000
Proceeds from stock option exercises	0	2,000
Employee stock purchase plan	14,000	14,000
Dividend reinvestment plan	192,000	182,000
Repurchases of common stock	(6,282,000)	(3,601,000)
Payment of cash dividends to common shareholders	(4,492,000)	(4,200,000)
Net cash from financing activities	15,059,000	181,379,000

Net change in cash and cash equivalents	2,988,000	139,540,000
Cash and cash equivalents at beginning of period	233,731,000	75,354,000
Cash and cash equivalents at end of period	$236,719,000	$214,894,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019
Supplemental disclosures of cash flows information
Cash paid during the period for:
Interest	$8,290,000	$6,518,000
Federal income tax	0	0
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	11,000	25,000
Transfers from bank premises to other real estate owned	0	0

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the three months ended March 31, 2020 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2020 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2019.

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

Approximately 256,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three months ended March 31, 2020. In addition, stock options for approximately 4,000 shares of common stock were included in determining diluted earnings per share for the three months ended March 31, 2020. Stock options for approximately 7,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three months ended March 31, 2020.

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

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. As of March 31, 2020 and December 31, 2019, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $24.7 million and $5.0 million, respectively. Loans held for sale are reported as part of our total loans on the balance sheet.

Mortgage loans held for sale are generally sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold, which is reduced by the cost allocated to the servicing right. We generally lock in the sale price to the purchaser of the mortgage loan at the same time we make an interest rate commitment to the borrower. These mortgage banking activities are not designated as hedges and are carried at fair value. The net gain or loss on mortgage banking derivatives is included in the gain on sale of loans. Mortgage loans serviced for others totaled approximately $742 million and $727 million as of March 31, 2020 and December 31, 2019, respectively.

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

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and reporting for Financial Institutions Working with Customers Affected by the Coronavirus.”  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of the Coronavirus.  The guidance goes on to explain that in consultation with the FASB staff that the federal banking agencies conclude that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not troubled debt restructurings.  Section 4013 of the CARES Act also addressed Coronavirus-related modifications and specified that Coronavirus-related modifications on loans that were current as of December 31, 2019 are not troubled debt restructurings.

In early April 2020, we developed internal programs of loan payment deferments for commercial and retail borrowers.  For commercial borrowers, we offer 90-day (three payments) interest only amendments as well as 90-day (three payments) principal and interest payment deferments.  Under the latter program, borrowers are extended a 12-month single payment note at 0% interest in an amount equal to three payments, with loan proceeds used to make the scheduled payments.  As of April 30, 2020, we had processed over 400 interest only amendments with loan balances aggregating $342 million and 125 principal and interest payment deferments with loan balances totaling $247 million and resulting single payment loans aggregating $5.4 million.  For retail borrowers, we offer 90-day (three payments) principal and interest payment deferments, with deferred amounts added to the end of the loan.  As of April 30, 2020, we had processed almost 300 principal and interest payment deferments with loan balances totaling $34.0 million.

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

Financial institutions are not required to comply with the Current Expected Credit Loss (“CECL”) methodology requirements from the enactment date of the CARES Act until the earlier of the end of the President’s declaration of a National Emergency or December 31, 2020.  An economic forecast is a key component of the CECL methodology.  As we enter into an unprecedented economic environment whereby a sizable portion of the economy has been significantly impacted by shelter in place declarations and similar reactions by businesses and individuals, substantial government stimulus has been provided to businesses, individuals and state and local governments, financial institutions have offered businesses and individuals payment relief options, economic forecasts are regularly updated and there is no economic forecast consensus.  Given the high degree of uncertainty surrounding economic forecasting, we have elected to postpone the adoption of CECL, and will continue to use our incurred loan loss reserve model as permitted.

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

Goodwill and Core Deposit Intangible: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. A more frequent assessment is performed should events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We may elect to perform a qualitative assessment for the annual impairment test. If the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, then we would be required to perform a quantitative test for goodwill impairment. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. In 2019, we elected to perform a qualitative assessment for our annual impairment test and concluded it is more likely than not our fair value was greater than its carrying amount; therefore, no further testing was required.

Due to the stressed economic and market conditions created by the Coronavirus Pandemic, we assessed goodwill for impairment as of March 31, 2020. We used a discounted income approach and a market valuation model, which compared the inherent value of our company to valuations of recent transactions in the market place to determine if our goodwill has been impaired. It was determined that our goodwill was not impaired as of March 31, 2020.

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

Recent Events:  The U.S. economy deteriorated rapidly during the latter part of the first quarter and into the second quarter of 2020 due to the ongoing pandemic of coronavirus disease 2019 (“COVID-19”) caused by severe acute respiratory syndrome coronavirus 2 (the “Coronavirus Pandemic”).  The outbreak was initially identified in Wuhan, China in December 2019.  The World Health Organization declared the outbreak to be a Public Health Emergency Concern on January 30, 2020, and then recognized it as a pandemic on March 11, 2020.  The first known case in the United States was identified in the State of Washington on January 20, 2020.  The White House Coronavirus Task Force was established on January 29, 2020.  President Trump declared a Public Health Emergency on January 31, 2020, which was elevated by the President’s declaration of a National Emergency on March 13, 2020 (the “National Emergency”).

The first known case in the State of Michigan was identified on March 10, 2020, which triggered a State of Emergency response from Governor Whitmer.  Soon thereafter, Governor Whitmer ordered the closure of all K-12 school buildings until early April, which was later amended to suspend all face-to-face instruction for the remainder of the 2019-2020 school year.  In mid-March, Governor Whitmer ordered all bars, restaurants, entertainment venues and other similar businesses to partially close for two weeks, and banned all gatherings of more than 50 people for the period of mid-March into early April.  On March 24, 2020, Governor Whitmer issued a state-wide stay-at-home order limiting all non-essential travel and discontinuing all non-essential business services and operations.  The order was originally set to expire on April 13, 2020; however, the order was extended, and expanded with additional restrictions, until April 30, 2020.  On April 24, 2020, Governor Whitmer issued an amended stay-at-home order that expires on May 15, 2020 to replace the stay-at-home order that was scheduled to expire on April 30, 2020.  On May 7, 2020, Governor Whitmer issued an amended stay-at-home order that expires on May 28, 2020 to replace the stay-at-home order that was scheduled to expire on May 15, 2020.  The amended orders reduced some of the restrictions from the previous orders, permitting certain activities in limited or restricted capacities.  Governor Whitmer requested a major disaster declaration on March 26, 2020, which was granted by President Trump on March 28, 2020.

COVID-19 is primarily spread between people during close contact, often via small droplets produced by coughing, sneezing or talking.  People may also become infected by touching a contaminated surface and then touching their eyes, nose or mouth.  There is currently no known vaccine or specific antiviral treatment, with the primary treatment being symptomatic and supportive therapies.  Recommended preventive measures include hand washing, covering one’s mouth when coughing and maintaining distance from other people, as well as self-isolation for people who suspect they are infected.

The Coronavirus Pandemic has caused severe global socioeconomic disruptions.  It has led to the postponement or cancellation of sporting, religious, political and cultural events, as well as widespread supply shortages exacerbated by panic buying.  Service industry businesses, such as restaurants, hotels, airlines, cruise lines and movie theaters, have been particularly negatively impacted by the restrictions and stay-at-home orders issued by authorities around a vast majority of the world.  The health care industry has also been significantly impacted, from a combination of treating infected patients to the cancellation of medical appointments and elective surgeries.  At the current time, it is highly uncertain as to when conditions will begin to return to normal.  Most agree that a return to normal conditions will be accomplished in phases, taking into account factors such as regional rates and trends of infections, types of businesses and required social distancing measures.  Human behavior will also likely play a significant role as people make individual choices to re-engage in permissible activities.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Responding to the Coronavirus Pandemic and Governor Whitmer’s stay-at-home orders, by March 23, 2020, over 75% of our employees were working from home.  In addition, beginning on March 18, 2020 our branch lobbies were allowing face-to-face contact with customers by appointment only.  On March 25, 2020, we enhanced our social distancing response by closing our branch lobbies to all customers.  Our customers are conducting banking transactions via drive-thru, virtual banking machines, online banking and our call center.

In response to the substantial negative impact of the Coronavirus Pandemic and the associated social distancing orders and measures on the United States and global economies, Congress passed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which was signed by President Trump on March 27, 2020.  The CARES Act is in large part a $1.8 trillion spending bill that builds upon two earlier and considerably smaller federal government support measures in the wake of the Coronavirus Pandemic and associated economic fallout.  The CARES Act is comprehensive and touches on many facets of federal government assistance and banking regulatory requirements.  In addition, the Federal Open Market Committee lowered the targeted federal funds rate by 50 basis points on March 3, 2020 and by another 100 basis points on March 15, 2020, and announced the resumption of quantitative easing.

The Coronavirus Pandemic is a highly unusual, unprecedented and evolving public health and economic crisis and may have a negative material impact on our financial condition and results of operations.  We are in an asset-sensitive position, whereby interest rate environments characterized by numerous and/or high magnitude interest rate reductions have a negative impact on our net interest income and net income.  Additionally, the consequences of the unprecedented economic impact of the Coronavirus Pandemic is likely to result in declining asset quality, reflected by a higher level of loan delinquencies and loan charge-offs, as well as downgrades of commercial lending relationships, which will necessitate additional provisions for our allowance and reduced net income.

Subsequent Event: The Paycheck Protection Program (“PPP”) reflects a substantial expansion of the Small Business Administration’s 100% guaranteed 7(a) loan program.  The CARES Act authorized up to $350 billion in loans to businesses with fewer than 500 employees, including non-profit organizations, tribal business concerns, self-employed and individual contractors.  The PPP provides 100% guaranteed loans to cover specific operating costs, with the maximum loan size capped at the lesser of 250% of the average monthly payroll costs or $10.0 million. PPP loans are eligible to be forgiven based upon certain criteria.  In general, the amount of the loan that is forgivable is the sum of the payroll costs, interest payments on mortgages, rent and utilities incurred or paid by the business during the eight-week period beginning on the loan origination date.  Any remaining balance after forgiveness is maintained at the 100% guarantee for the duration of the loan.  The loan tenor is 24 months, with deferred payments for the first six months, and fully amortizing monthly payments for the following 18 months.  The interest rate on the loan is fixed at 1.00%, with the financial institution receiving a loan origination fee ranging from 1% to 5% of the loan amount paid by the Small Business Administration. Participation in the PPP will likely have a significant impact on our asset mix and net interest income for the remainder of 2020. As of April 30, 2020, we had originated over 1,750 loans aggregating $523 million in loans under the PPP.

Congress passed, and on April 24, 2020 President Trump signed, legislation which added $300 billion to the PPP.  Included in the legislation was a specific allocation of $30 billion for financial institutions under $10 billion.

Under the CARES Act, a PPP loan is assigned a risk weight of 0% under the risk-based capital rules of the federal banking agencies.  On April 9, 2020, the federal banking agencies issued an interim final rule allowing financial institutions to exclude PPP loans from the average asset calculation to the degree the PPP loans are financed through the Paycheck Protection Program Lending Facility (“PPPLF”) for the Tier 1 Leverage Capital Ratio.

In April, 2020, the Federal Reserve initiated the PPPLF, which is designed to facilitate lending by financial institutions to small businesses under the PPP.  Only PPP loans are eligible to serve as collateral for the PPPLF, with each dollar of PPP loans providing one dollar of advance availability.  The maturity date of an extension of credit under the PPPLF will equal the maturity date of the pool of PPP loans pledged to secure the extension of credit.  Any principal payments received by the financial institution on the PPP loans, such as PPP loan forgiveness payments from the Small Business Administration or principal payments from the borrower after the initial six-month deferment period, must be used to pay down the PPPLF advance by the same dollar amount, maintaining the dollar-for-dollar advance amount and PPP aggregate loan balance relationship.  The interest rate on PPPLF advances is fixed at 0.35%.  No PPPLF advances can be obtained after September 30, 2020.  As of April 30, 2020, our advances under the PPPLF totaled $43.7 million.  In general, we plan to obtain additional PPPLF advances as our borrowers utilize PPP loan proceeds for permissible purposes.  It is expected that aggregate PPPLF advances will total 90% to 100% of the aggregate PPP loans at a point during the second quarter.

Adoption of New Accounting Standards: In February 2016, the FASB issued ASU 2016-02, Leases. This ASU (as subsequently amended by ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20) establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The ASU was effective for annual and interim periods beginning after December 15, 2018. The adoption of this new standard as of January 1, 2019 resulted in the recording of a ROU asset and associated lease liability of approximately $1.3 million.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU (as subsequently amended by ASU 2018-19) significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (i) financial assets subject to credit losses and measured at amortized cost, and (ii) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans, and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. Financial institutions are not required to comply with the CECL methodology requirements from the enactment date of the CARES Act until the earlier of the end of the National Emergency or December 31, 2020. We elected to postpone CECL adoption as permitted. An economic forecast is a key component of the CECL methodology.  As we enter into an unprecedented economic environment whereby a sizable portion of the economy has been significantly impacted by shelter in place declarations and similar reactions by businesses and individuals, substantial government stimulus has been provided to businesses, individuals and state and local governments, financial institutions have offered businesses and individuals payment relief options, economic forecasts are regularly updated and there is no economic forecast consensus.  Given the high degree of uncertainty surrounding economic forecasting, we have elected to postpone the adoption of CECL, and will continue to use our incurred loan loss reserve model as permitted. Had we adopted CECL on January 1, 2020, the allowance would have decreased by $1.0 million, resulting in an increase to retained earnings of $0.8 million.

2.	SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020
U.S. Government agency debt obligations	$161,931,000	$1,893,000	$0	$163,824,000
Mortgage-backed securities	38,514,000	1,258,000	(3,000)	39,769,000
Municipal general obligation bonds	101,006,000	2,880,000	(21,000)	103,865,000
Municipal revenue bonds	4,129,000	61,000	(1,000)	4,189,000
Other investments	500,000	0	0	500,000

	$306,080,000	$6,092,000	$(25,000)	$312,147,000

December 31, 2019
U.S. Government agency debt obligations	$185,103,000	$2,449,000	$(1,142,000)	$186,410,000
Mortgage-backed securities	41,998,000	554,000	(82,000)	42,470,000
Municipal general obligation bonds	98,245,000	2,864,000	(30,000)	101,079,000
Municipal revenue bonds	4,133,000	63,000	0	4,196,000
Other investments	500,000	0	0	500,000

	$329,979,000	$5,930,000	$(1,254,000)	$334,655,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.    SECURITIES (Continued)

Securities with unrealized losses at March 31, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2020
U.S. Government agency debt obligations	$0	$0	$0	$0	$0	$0
Mortgage-backed securities	1,487,000	2,000	26,000	1,000	1,513,000	3,000
Municipal general obligation bonds	3,894,000	19,000	713,000	2,000	4,607,000	21,000
Municipal revenue bonds	0	0	554,000	1,000	554,000	1,000

	$5,381,000	$21,000	$1,293,000	$4,000	$6,674,000	$25,000

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2019
U.S. Government agency debt obligations	$25,650,000	$349,000	$73,913,000	$793,000	$99,563,000	$1,142,000
Mortgage-backed securities	2,838,000	28,000	10,423,000	54,000	13,261,000	82,000
Municipal general obligation bonds	3,755,000	18,000	994,000	12,000	4,749,000	30,000
Municipal revenue bonds	0	0	0	0	0	0

	$32,243,000	$395,000	$85,330,000	$859,000	$117,573,000	$1,254,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.    SECURITIES (Continued)

At March 31, 2020, 30 debt securities with fair values totaling $6.7 million have unrealized losses aggregating to less than $0.1 million. At December 31, 2019, 107 debt securities with fair values totaling $118 million had unrealized losses aggregating $1.3 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that the unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary.

The amortized cost and fair value of debt securities at March 31, 2020, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

	Weighted
	Average	Amortized	Fair
	Yield (%)	Cost	Value

Due in 2020	2.15	$13,522,000	$13,531,000
Due in 2021 through 2025	2.02	68,273,000	68,995,000
Due in 2026 through 2030	2.43	114,339,000	116,535,000
Due in 2031 and beyond	3.05	70,932,000	72,817,000
Mortgage-backed securities	2.69	38,514,000	39,769,000
Other investments	5.25	500,000	500,000

Total available for sale securities	2.51	$306,080,000	$312,147,000

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $100 million and $96.5 million at March 31, 2020 and December 31, 2019, respectively, with estimated market values of $103 million and $99.4 million, respectively. Securities issued by all other states and their political subdivisions had a combined amortized cost of $5.2 million and $5.9 million at March 31, 2020 and December 31, 2019, respectively, with estimated market values of $5.4 million and $5.9 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $133 million and $103 million at March 31, 2020 and December 31, 2019, respectively. Investments in Federal Home Loan Bank stock are restricted and may only be resold or redeemed by the issuer.

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

Our total loans at March 31, 2020 were $2.90 billion compared to $2.86 billion at December 31, 2019, an increase of $44.9 million, or 1.6%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at March 31, 2020 and December 31, 2019, and the percentage change in loans from the end of 2019 to the end of the first quarter of 2020, are as follows:

					Percent
	March 31, 2020		December 31, 2019		Increase
	Balance	%	Balance	%	(Decrease)

Commercial:
Commercial and industrial	$873,679,000	30.1%	$846,551,000	29.6%	3.2%
Vacant land, land development, and residential construction	62,908,000	2.2	56,119,000	2.0	12.1
Real estate – owner occupied	579,229,000	20.0	579,003,000	20.3	0.1
Real estate – non-owner occupied	823,366,000	28.3	835,346,000	29.2	(1.4)
Real estate – multi-family and residential rental	133,148,000	4.6	124,525,000	4.4	6.9
Total commercial	2,472,330,000	85.2	2,441,544,000	85.5	1.3

Retail:
Home equity and other	72,875,000	2.5	75,374,000	2.6	(3.3)
1-4 family mortgages	356,338,000	12.3	339,749,000	11.9	4.9
Total retail	429,213,000	14.8	415,123,000	14.5	3.4

Total loans	$2,901,543,000	100.0%	$2,856,667,000	100.0%	1.6%

Nonperforming loans as of March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
	2020	2019

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	3,469,000	2,284,000

Total nonperforming loans	$3,469,000	$2,284,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The recorded principal balance of nonperforming loans was as follows:

	March 31,	December 31,
	2020	2019
Commercial:
Commercial and industrial	$156,000	$0
Vacant land, land development, and residential construction	326,000	0
Real estate – owner occupied	287,000	134,000
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	1,000	2,000
Total commercial	770,000	136,000

Retail:
Home equity and other	279,000	255,000
1-4 family mortgages	2,420,000	1,893,000
Total retail	2,699,000	2,148,000

Total nonperforming loans	$3,469,000	$2,284,000

An age analysis of past due loans is as follows as of March 31, 2020:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing

Commercial:
Commercial and industrial	$123,000	$579,000	$0	$702,000	$872,977,000	$873,679,000	$0
Vacant land, land development, and residential construction	482,000	0	43,000	525,000	62,383,000	62,908,000	0
Real estate – owner occupied	0	0	232,000	232,000	578,997,000	579,229,000	0
Real estate – non-owner occupied	0	0	0	0	823,366,000	823,366,000	0
Real estate – multi-family and residential rental	181,000	0	0	181,000	132,967,000	133,148,000	0
Total commercial	786,000	579,000	275,000	1,640,000	2,470,690,000	2,472,330,000	0

Retail:
Home equity and other	172,000	27,000	58,000	257,000	72,618,000	72,875,000	0
1-4 family mortgages	514,000	0	381,000	895,000	355,443,000	356,338,000	0
Total retail	686,000	27,000	439,000	1,152,000	428,061,000	429,213,000	0

Total past due loans	$1,472,000	$606,000	$714,000	$2,792,000	$2,898,751,000	$2,901,543,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2019:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing

Commercial:
Commercial and industrial	$0	$0	$0	$0	$846,551,000	$846,551,000	$0
Vacant land, land development, and residential construction	191,000	0	0	191,000	55,928,000	56,119,000	0
Real estate – owner occupied	0	0	134,000	134,000	578,869,000	579,003,000	0
Real estate – non-owner occupied	0	0	0	0	835,346,000	835,346,000	0
Real estate – multi-family and residential rental	0	0	0	0	124,525,000	124,525,000	0
Total commercial	191,000	0	134,000	325,000	2,441,219,000	2,441,544,000	0

Retail:
Home equity and other	171,000	65,000	20,000	256,000	75,118,000	75,374,000	0
1-4 family mortgages	745,000	29,000	529,000	1,303,000	338,446,000	339,749,000	0
Total retail	916,000	94,000	549,000	1,559,000	413,564,000	415,123,000	0

Total past due loans	$1,107,000	$94,000	$683,000	$1,884,000	$2,854,783,000	$2,856,667,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans as of March 31, 2020, and average impaired loans for the three months ended March 31, 2020, were as follows:

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$10,167,000	$10,167,000	$0	$9,148,000
Vacant land, land development and residential construction	199,000	199,000	0	142,000
Real estate – owner occupied	4,905,000	4,857,000	0	2,762,000
Real estate – non-owner occupied	0	0	0	89,000
Real estate – multi-family and residential rental	26,000	5,000	0	7,000
Total commercial	15,297,000	15,228,000	0	12,148,000

Retail:
Home equity and other	1,359,000	1,273,000	0	1,241,000
1-4 family mortgages	4,851,000	2,683,000	0	2,325,000
Total retail	6,210,000	3,956,000	0	3,566,000

Total with no related allowance recorded	$21,507,000	$19,184,000	$0	$15,714,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$2,172,000	$2,172,000	$1,071,000	$1,315,000
Vacant land, land development and residential construction	385,000	385,000	85,000	192,000
Real estate – owner occupied	203,000	203,000	13,000	640,000
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	2,760,000	2,760,000	1,169,000	2,147,000

Retail:
Home equity and other	414,000	396,000	289,000	440,000
1-4 family mortgages	613,000	613,000	154,000	485,000
Total retail	1,027,000	1,009,000	443,000	925,000

Total with an allowance recorded	$3,787,000	$3,769,000	$1,612,000	$3,072,000

Total impaired loans:
Commercial	$18,057,000	$17,988,000	$1,169,000	$14,295,000
Retail	7,237,000	4,965,000	443,000	4,491,000
Total impaired loans	$25,294,000	$22,953,000	$1,612,000	$18,786,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans as of December 31, 2019, and average impaired loans for the three months ended March 31, 2019, were as follows:

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$8,129,000	$8,129,000	$0	$9,487,000
Vacant land, land development and residential construction	85,000	85,000	0	92,000
Real estate – owner occupied	715,000	667,000	0	1,582,000
Real estate – non-owner occupied	178,000	178,000	0	31,000
Real estate – multi-family and residential rental	29,000	9,000	0	26,000
Total commercial	9,136,000	9,068,000	0	11,218,000

Retail:
Home equity and other	1,279,000	1,209,000	0	1,062,000
1-4 family mortgages	3,272,000	1,968,000	0	2,191,000
Total retail	4,551,000	3,177,000	0	3,253,000

Total with no related allowance recorded	$13,687,000	$12,245,000	$0	$14,471,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$460,000	$458,000	$202,000	$5,416,000
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	1,078,000	1,078,000	982,000	2,823,000
Real estate – non-owner occupied	0	0	0	199,000
Real estate – multi-family and residential rental	0	0	0	135,000
Total commercial	1,538,000	1,536,000	1,184,000	8,573,000

Retail:
Home equity and other	502,000	485,000	356,000	775,000
1-4 family mortgages	358,000	356,000	83,000	748,000
Total retail	860,000	841,000	439,000	1,523,000

Total with an allowance recorded	$2,398,000	$2,377,000	$1,623,000	$10,096,000

Total impaired loans:
Commercial	$10,674,000	$10,604,000	$1,184,000	$19,791,000
Retail	5,411,000	4,018,000	439,000	4,776,000
Total impaired loans	$16,085,000	$14,622,000	$1,623,000	$24,567,000

Impaired loans for which no allocation of the allowance for loan losses has been made generally reflect situations whereby the loans have been charged-down to estimated collateral value. Interest income recognized on accruing troubled debt restructurings totaled $0.3 million during the first quarter of 2020 and 2019. No interest income was recognized on nonaccrual loans during either the first quarter of 2020 or 2019. Lost interest income on nonaccrual loans totaled less than $0.1 million during the first quarter of 2020 and 2019.

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

Credit quality indicators were as follows as of March 31, 2020:

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$528,288,000	$24,943,000	$340,680,000	$562,617,000	$74,923,000
Grades 5 – 7	333,023,000	37,263,000	233,258,000	260,617,000	58,088,000
Grades 8 – 9	12,368,000	702,000	5,291,000	132,000	137,000
Total commercial	$873,679,000	$62,908,000	$579,229,000	$823,366,000	$133,148,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Performing	72,596,000	353,918,000
Nonperforming	279,000	2,420,000
Total retail	$72,875,000	$356,338,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Credit quality indicators were as follows as of December 31, 2019:

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$521,920,000	$26,065,000	$351,671,000	$563,087,000	$85,152,000
Grades 5 – 7	309,824,000	29,716,000	220,980,000	272,124,000	39,203,000
Grades 8 – 9	14,807,000	338,000	6,352,000	135,000	170,000
Total commercial	$846,551,000	$56,119,000	$579,003,000	$835,346,000	$124,525,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Performing	75,119,000	337,856,000
Nonperforming	255,000	1,893,000
Total retail	$75,374,000	$339,749,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

All commercial loans are graded using the following criteria:

Grade 1.	“Exceptional” Loans with this rating contain very little, if any, risk.

Grade 2.	“Outstanding” Loans with this rating have excellent and stable sources of repayment and conform to bank policy and regulatory requirements.

Grade 3.	“Very Good” Loans with this rating have strong sources of repayment and conform to bank policy and regulatory requirements. These are loans for which repayment risks are acceptable.

Grade 4.	“Good” Loans with this rating have solid sources of repayment and conform to bank policy and regulatory requirements. These are loans for which repayment risks are modest.

Grade 5.

“Acceptable” Loans with this rating exhibit acceptable sources of repayment and conform with most bank policies and all regulatory requirements. These are for loans for which repayment risks are satisfactory.

Grade 6.

“Monitor” Loans with this rating are considered to have emerging weaknesses which may include negative current cash flow, high leverage, or operating losses. Generally, if further deterioration is observed, these credits will be downgraded to the criticized asset report.

Grade 7.

“Special Mention” Loans with this rating have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan at some future date.

Grade 8.

“Substandard” Loans with this rate are inadequately protected by current sound net worth, paying capacity of the obligor, or of the pledged collateral, if any. A Substandard loan normally has one or more well-defined weaknesses that jeopardize the repayment of the debt. They are characterized by the distinct possibility of loss if the deficiencies are not corrected.

Grade 9.	“Doubtful” Loans with this rating exhibit all the weaknesses inherent in the Substandard classification and where collection or liquidation in full is highly questionable and improbable.

Grade 10.	“Loss” Loans with this rating are considered uncollectable, and of such little value that continuance as an active asset is not warranted.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses and the recorded investments in loans as of and during the three months ended March 31, 2020 are as follows:

	Commercial	Retail
	Loans	Loans	Unallocated	Total

Allowance for loan losses:
Beginning balance	$21,070,000	$2,749,000	$70,000	$23,889,000
Provision for loan losses	573,000	247,000	(70,000)	750,000
Charge-offs	(13,000)	(27,000)	0	(40,000)
Recoveries	120,000	109,000	0	229,000
Ending balance	$21,750,000	$3,078,000	$0	$24,828,000

Ending balance: individually evaluated for impairment	$1,169,000	$443,000	$0	$1,612,000

Ending balance: collectively evaluated for impairment	$20,581,000	$2,635,000	$0	$23,216,000

Total loans:
Ending balance	$2,472,330,000	$429,213,000		$2,901,543,000

Ending balance: individually evaluated for impairment	$17,988,000	$4,965,000		$22,953,000

Ending balance: collectively evaluated for impairment	$2,454,342,000	$424,248,000		$2,878,590,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses for loans during the three months ended March 31, 2019 and the recorded investments in loans as of December 31, 2019 are as follows:

	Commercial	Retail
	Loans	Loans	Unallocated	Total

Allowance for loan losses:
Beginning balance	$19,619,000	$2,717,000	$44,000	$22,380,000
Provision for loan losses	562,000	104,000	184,000	850,000
Charge-offs	0	(174,000)	0	(174,000)
Recoveries	30,000	49,000	0	79,000
Ending balance	$20,211,000	$2,696,000	$228,000	$23,135,000

Ending balance: individually evaluated for impairment	$936,000	$411,000	$0	$1,347,000

Ending balance: collectively evaluated for impairment	$19,275,000	$2,285,000	$228,000	$21,788,000

Total loans:
Ending balance	$2,441,544,000	$415,123,000		$2,856,667,000

Ending balance: individually evaluated for impairment	$10,986,000	$4,070,000		$15,056,000

Ending balance: collectively evaluated for impairment	$2,430,558,000	$411,053,000		$2,841,611,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the three months ended March 31, 2020 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance

Commercial:
Commercial and industrial	6	$6,539,000	$6,536,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	8	3,661,000	4,259,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	14	10,200,000	10,795,000

Retail:
Home equity and other	3	65,000	52,000
1-4 family mortgages	0	0	0
Total retail	3	65,000	52,000

Total loans	17	$10,265,000	$10,847,000

Loans modified as troubled debt restructurings during the three months ended March 31, 2019 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance

Commercial:
Commercial and industrial	11	$3,164,000	$3,164,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	2	760,000	749,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	13	3,924,000	3,913,000

Retail:
Home equity and other	4	70,000	70,000
1-4 family mortgages	1	32,000	32,000
Total retail	5	102,000	102,000

Total loans	18	$4,026,000	$4,015,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended March 31, 2020 (amounts as of period end):

		Recorded
	Number of	Principal
	Contracts	Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	1	97,000
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	1	97,000

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	1	$97,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during the three months ended March 31, 2020 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$8,587,000	$85,000	$1,145,000	$178,000	$7,000
Charge-Offs	0	0	0	0	0
Payments	(2,832,000)	(3,000)	(988,000)	(4,000)	(4,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	6,449,000	0	3,654,000	0	0
Ending Balance	$12,204,000	$82,000	$3,811,000	$174,000	$3,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$1,415,000	$724,000
Charge-Offs	0	0
Payments	(29,000)	(9,000)
Transfers to ORE	0	0
Net Additions/Deletions	66,000	0
Ending Balance	$1,452,000	$715,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during the three months ended March 31, 2019 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$14,138,000	$0	$3,100,000	$210,000	$24,000
Charge-Offs	0	0	0	0	0
Payments	(1,666,000)	0	(48,000)	(21,000)	(3,000)
Transfers to ORE	0	0	(97,000)	0	0
Net Additions/Deletions	3,138,000	0	740,000	0	0
Ending Balance	$15,610,000	$0	$3,695,000	$189,000	$21,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$1,402,000	$578,000
Charge-Offs	0	0
Payments	(28,000)	(11,000)
Transfers to ORE	0	0
Net Additions/Deletions	70,000	32,000
Ending Balance	$1,444,000	$599,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance related to loans categorized as troubled debt restructurings was as follows:

	March 31,	December 31,
	2020	2019

Commercial:
Commercial and industrial	$953,000	$202,000
Vacant land, land development, and residential construction	1,000	0
Real estate – owner occupied	3,000	982,000
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	957,000	1,184,000

Retail:
Home equity and other	246,000	311,000
1-4 family mortgages	154,000	83,000
Total retail	400,000	394,000

Total related allowance	$1,357,000	$1,578,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	March 31,	December 31,
	2020	2019

Land and improvements	$17,171,000	$17,039,000
Buildings	54,634,000	52,847,000
Furniture and equipment	21,512,000	22,712,000
	93,317,000	92,598,000
Less: accumulated depreciation	34,174,000	35,271,000

Premises and equipment, net	$59,143,000	$57,327,000

Depreciation expense totaled $1.3 million and $0.9 million during the first quarters of 2020 and 2019, respectively.

5.    DEPOSITS

Our total deposits at March 31, 2020 totaled $2.65 billion, a decrease of $45.0 million, or 1.7%, from December 31, 2019. The components of our outstanding balances at March 31, 2020 and December 31, 2019, and percentage change in deposits from the end of 2019 to the end of the first quarter of 2020, are as follows:

					Percent
	March 31, 2020		December 31, 2019		Increase
	Balance	%	Balance	%	(Decrease)

Noninterest-bearing demand	$956,290,000	36.2%	$924,916,000	34.4%	3.4%
Interest-bearing checking	374,109,000	14.1	332,373,000	12.3	12.6
Money market	459,550,000	17.4	509,368,000	18.9	(9.8)
Savings	262,868,000	9.9	269,318,000	10.0	(2.4)
Time, under $100,000	182,605,000	6.9	198,123,000	7.4	(7.8)
Time, $100,000 and over	309,007,000	11.7	322,827,000	12.0	(4.3)
Total local deposits	2,544,429,000	96.2	2,556,925,000	95.0	(0.5)

Out-of-area time, under $100,000	0	NA	0	0.0	NA
Out-of-area time, $100,000 and over	100,987,000	3.8	133,459,000	5.0	(24.3)
Total out-of-area deposits	100,987,000	3.8	133,459,000	5.0	(24.3)

Total deposits	$2,645,416,000	100.0%	$2,690,384,000	100.0%	(1.7%)

Time deposits of more than $250,000 totaled $284 million and $320 million at March 31, 2020 and December 31, 2019, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements follows:

	Three Months Ended	Twelve Months Ended
	March 31, 2020	December 31, 2019

Outstanding balance at end of period	$133,270,000	$102,675,000
Average interest rate at end of period	0.11%	0.17%

Average daily balance during the period	$102,850,000	$105,234,000
Average interest rate during the period	0.15%	0.24%

Maximum daily balance during the period	$144,250,000	$133,411,000

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

7.    FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES

Federal Home Loan Bank of Indianapolis (“FHLBI”) advances totaled $394 million at March 31, 2020, and were scheduled to mature at varying dates from April 2020 through March 2027, with fixed rates of interest from 0.76% to 3.18% and averaging 2.28%. FHLBI advances totaled $354 million at December 31, 2019, and were scheduled to mature at varying dates from April 2020 through June 2025, with fixed rates of interest from 1.36% to 3.18% and averaging 2.45%.

Each advance is payable at its maturity date and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2020 totaled about $805 million, with remaining availability based on collateral approximating $405 million.

Maturities of currently outstanding FHLBI advances are as follows:

2020	$40,000,000
2021	70,000,000
2022	94,000,000
2023	80,000,000
2024	60,000,000
Thereafter	50,000,000

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on our credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and is generally recorded as a liability. There was no reserve or liability balance for these instruments as of March 31, 2020 and December 31, 2019.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at March 31, 2020 and December 31, 2019 follows:

	March 31,	December 31,
	2020	2019

Commercial unused lines of credit	$732,365,000	$776,493,000
Unused lines of credit secured by 1 – 4 family residential properties	58,532,000	60,858,000
Credit card unused lines of credit	61,768,000	58,199,000
Other consumer unused lines of credit	16,258,000	18,135,000
Commitments to make loans	122,086,000	101,961,000
Standby letters of credit	22,927,000	22,798,000
	$1,013,936,000	$1,038,444,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.   FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	Level in	March 31, 2020		December 31, 2019
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Values	Values	Values	Values

Financial assets:
Cash	Level 1	$20,358	$20,358	$16,430	$16,430
Cash equivalents	Level 2	216,361	216,361	217,301	217,301
Securities available for sale	(1)	312,147	312,147	334,655	334,655
FHLBI stock	(2)	18,002	18,002	18,002	18,002
Loans, net	Level 3	2,852,063	2,898,038	2,827,800	2,887,168
Loans held for sale	Level 2	24,652	24,652	4,978	4,978
Mortgage servicing rights	Level 2	4,633	7,056	4,652	7,375
Accrued interest receivable	Level 2	9,724	9,724	9,944	9,944

Financial liabilities:
Deposits	Level 2	2,645,416	2,628,189	2,690,384	2,600,452
Repurchase agreements	Level 2	133,270	133,270	102,675	102,675
FHLBI advances	Level 2	394,000	404,371	354,000	361,887
Subordinated debentures	Level 2	47,051	45,803	46,881	46,140
Accrued interest payable	Level 2	3,277	3,277	3,949	3,949

(1)	See Note 10 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.

(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions; therefore, fair value is estimated at carrying amount.

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

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government agencies, municipal general obligation and revenue bonds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information that becomes known to us necessitates an impairment. There was no such impairment as of March 31, 2020 or December 31, 2019. We have no Level 1 securities available for sale.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  FAIR VALUES (Continued)

Derivatives. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves.

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of March 31, 2020 and December 31, 2019, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $24.7 million and $5.0 million, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$163,824,000	$0	$163,824,000	$0
Mortgage-backed securities	39,769,000	0	39,769,000	0
Municipal general obligation bonds	103,865,000	0	101,815,000	2,050,000
Municipal revenue bonds	4,189,000	0	4,189,000	0
Other investments	500,000	0	500,000	0
Total	$312,147,000	$0	$310,097,000	$2,050,000

There were no transfers in or out of Level 1, Level 2 or Level 3 available for sale securities during the first three months of 2020.

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

There were no transfers in or out of Level 1, Level 2 or Level 3 available for sale securities during 2019. The $1.7 million reduction in Level 3 municipal general obligation bonds during 2019 reflects the scheduled maturities of such bonds.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2020 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$8,236,000	$0	$0	$8,236,000
Foreclosed assets	271,000	0	0	271,000
Total	$8,507,000	$0	$0	$8,507,000

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At March 31, 2020 and December 31, 2019, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since March 31, 2020 that we believe have changed our bank’s categorization.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.   REGULATORY MATTERS (Continued)

Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Total capital (to risk weighted assets)
Consolidated	$431,273	13.0%	$264,747	8.0%	NA	NA
Bank	425,372	12.9	264,699	8.0	330,873	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	406,445	12.3	198,561	6.0	NA	NA
Bank	400,544	12.1	198,524	6.0	264,699	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	361,468	10.9	148,921	4.5	NA	NA
Bank	400,544	12.1	148,893	4.5	215,068	6.5
Tier 1 capital (to average assets)
Consolidated	406,445	11.5	141,732	4.0	NA	NA
Bank	400,544	11.3	141,708	4.0	177,135	5.0

December 31, 2019
Total capital (to risk weighted assets)
Consolidated	$429,038	13.1%	$262,141	8.0%	NA	NA
Bank	424,917	13.0	262,088	8.0	327,610	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	405,148	12.4	196,606	6.0	NA	NA
Bank	401,027	12.2	196,566	6.0	262,088	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	360,342	11.0	147,454	4.5	NA	NA
Bank	401,027	12.2	147,425	4.5	212,947	6.5
Tier 1 capital (to average assets)
Consolidated	405,148	11.3	143,689	4.0	NA	NA
Bank	401,027	11.2	143,670	4.0	179,588	5.0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.   REGULATORY MATTERS (Continued)

Our consolidated capital levels as of March 31, 2020 and December 31, 2019 include $45.0 million and $44.8 million, respectively, of trust preferred securities. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of March 31, 2020 and December 31, 2019, all $45.0 million and $44.8 million, respectively, of the trust preferred securities were included in our consolidated Tier 1 capital.

Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of March 31, 2020, our bank met all capital adequacy requirements under the BASEL III capital rules.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 16, 2020, our Board of Directors declared a cash dividend on our common stock in the amount of $0.28 per share that was paid on March 18, 2020 to shareholders of record as of March 6, 2020. On April 16, 2020, our Board of Directors declared a cash dividend on our common stock in the amount of $0.28 per share that will be paid on June 17, 2020 to shareholders of record as of June 5, 2020.

In May 2019, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. This stock repurchase plan was instituted in conjunction with the completion of our existing program that was introduced in January 2015 and later expanded in April 2016. During the first quarter of 2020, we repurchased a total of 222,385 shares at a total price of $6.3 million, at an average price per share of $28.25. During the period of January 2015 through March 31, 2020, we repurchased a total of about 1.6 million shares at a total price of $38.9 million, at an average price per share of $24.13. Availability under our current repurchase plan totals $10.1 million. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank.

MERCANTILE BANK CORPORATION

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and our company. Words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “is likely,” “plans,” “projects,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update, amend, or clarify forward looking-statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

Future Factors include, among others, adverse changes in interest rates and interest rate relationships; significant declines in the value of commercial real estate; market volatility; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation or actions by bank regulators; changes in the method of determining Libor, or the replacement of Libor with an alternative reference rate; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; risks associated with cyber-attacks on our computer systems; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; damage to our reputation resulting from adverse publicity, regulatory actions, litigation, operational failures, the failure to meet client expectations and other facts; changes in the national and local economies, including the significant disruption to financial market and other economic activity caused by the outbreak of COVID-19; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2019 or in this report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance company”), at March 31, 2020 and December 31, 2019 and the results of operations for the three months ended March 31, 2020 and March 31, 2019. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

Critical Accounting Policies

GAAP is complex and require us to apply significant judgment to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements included in this report. For a discussion of our significant accounting policies, see Note 1 of the Notes to our Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2019 (Commission file number 000-26719). Our critical accounting policies are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements, and actual results may differ from those estimates. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

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

Financial institutions are not required to comply with the Current Expected Credit Loss (“CECL”) methodology requirements from the enactment date of the CARES Act until the earlier of the end of the President’s declaration of a National Emergency or December 31, 2020.  An economic forecast is a key component of the CECL methodology.  As we enter into an unprecedented economic environment whereby a sizable portion of the economy has been significantly impacted by shelter in place declarations and similar reactions by businesses and individuals, substantial government stimulus has been provided to businesses, individuals and state and local governments, financial institutions have offered businesses and individuals payment relief options, economic forecasts are regularly updated and there is no economic forecast consensus.  Given the high degree of uncertainty surrounding economic forecasting, we have elected to postpone the adoption of CECL, and will continue to use our incurred loan loss reserve model as permitted.

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

Goodwill: GAAP requires us to determine the fair value of all of the assets and liabilities of an acquired entity, and record their fair value on the date of acquisition. We employ a variety of means in determination of the fair value, including the use of discounted cash flow analysis, market comparisons, and projected future revenue streams. For certain items that we believe we have the appropriate expertise to determine the fair value, we may choose to use our own calculation of the value. In other cases, where the value is not easily determined, we consult with outside parties to determine the fair value of the asset or liability. Once valuations have been adjusted, the net difference between the price paid for the acquired company and the value of its balance sheet is recorded as goodwill.

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. A more frequent assessment is performed if conditions in the market place or changes in the company’s organizational structure occur. Due to the stressed economic and market conditions created by the Coronavirus Pandemic, we assessed goodwill for impairment as of March 31, 2020. We used a discounted income approach and a market valuation model, which compared the inherent value of our company to valuations of recent transactions in the market place to determine if our goodwill has been impaired. It was determined that our goodwill was not impaired as of March 31, 2020.

Coronavirus Pandemic

The U.S. economy deteriorated rapidly during the latter part of the first quarter and into the second quarter of 2020 due to the ongoing pandemic of coronavirus disease 2019 (“COVID-19”) caused by severe acute respiratory syndrome coronavirus 2 (the “Coronavirus Pandemic”). The outbreak was initially identified in Wuhan, China in December 2019. The World Health Organization declared the outbreak to be a Public Health Emergency Concern on January 30, 2020, and then recognized it as a pandemic on March 11, 2020. The first known case in the United States was identified in the State of Washington on January 20, 2020. The White House Coronavirus Task Force was established on January 29, 2020. President Trump declared a Public Health Emergency on January 31, 2020, which was elevated by the President’s declaration of a National Emergency on March 13, 2020 (the “National Emergency”).

MERCANTILE BANK CORPORATION

The first known case in the State of Michigan was identified on March 10, 2020, which triggered a State of Emergency response from Governor Whitmer. Soon thereafter, Governor Whitmer ordered the closure of all K-12 school buildings until early April, which was later amended to suspend all face-to-face instruction for the remainder of the 2019-2020 school year. In mid-March, Governor Whitmer ordered all bars, restaurants, entertainment venues and other similar businesses to partially close for two weeks, and banned all gatherings of more than 50 people for the period of mid-March into early April. On March 24, 2020, Governor Whitmer issued a state-wide stay-at-home order limiting all non-essential travel and discontinuing all non-essential business services and operations. The order was originally set to expire on April 13, 2020; however, the order was extended, and expanded with additional restrictions, until April 30, 2020. On April 24, 2020, Governor Whitmer issued an amended stay-at-home order that expires on May 15, 2020 to replace the stay-at-home order that was scheduled to expire on April 30, 2020. On May 7, 2020, Governor Whitmer issued an amended stay-at-home order that expires on May 28, 2020 to replace the stay-at-home order that was scheduled to expire on May 15, 2020. The amended orders reduced some of the restrictions from the previous orders, permitting certain activities in limited or restricted capacities. Governor Whitmer requested a major disaster declaration on March 26, 2020, which was granted by President Trump on March 28, 2020.

COVID-19 is primarily spread between people during close contact, often via small droplets produced by coughing, sneezing or talking. People may also become infected by touching a contaminated surface and then touching their eyes, nose or mouth. There is currently no known vaccine or specific antiviral treatment, with the primary treatment being symptomatic and supportive therapies. Recommended preventive measures include hand washing, covering one’s mouth when coughing and maintaining distance from other people, as well as self-isolation for people who suspect they are infected.

The Coronavirus Pandemic has caused severe global socioeconomic disruptions. It has led to the postponement or cancellation of sporting, religious, political and cultural events, as well as widespread supply shortages exacerbated by panic buying. Service industry businesses, such as restaurants, hotels, airlines, cruise lines and movie theaters, have been particularly negatively impacted by the restrictions and stay-at-home orders issued by authorities around a vast majority of the world. The health care industry has also been significantly impacted, from a combination of treating infected patients to the cancellation of medical appointments and elective surgeries. At the current time, it is highly uncertain as to when conditions will begin to return to normal. Most agree that a return to normal conditions will be accomplished in phases, taking into account factors such as regional rates and trends of infections, types of businesses and required social distancing measures. Human behavior will also likely play a significant role as people make individual choices to re-engage in permissible activities.

Responding to the Coronavirus Pandemic and Governor Whitmer’s stay-at-home orders, by March 23, 2020, over 75% of our employees were working from home. In addition, beginning on March 18, 2020 our branch lobbies were allowing face-to-face contact with customers by appointment only. On March 25, 2020, we enhanced our social distancing response by closing our branch lobbies to all customers. Our customers are conducting banking transactions via drive-thru, virtual banking machines, online banking and our call center.

In response to the substantial negative impact of the Coronavirus Pandemic and the associated social distancing orders and measures on the United States and global economies, Congress passed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which was signed by President Trump on March 27, 2020. The CARES Act is in large part a $1.8 trillion spending bill that builds upon two earlier and considerably smaller federal government support measures in the wake of the Coronavirus Pandemic and associated economic fallout. The CARES Act is comprehensive and touches on many facets of federal government assistance and banking regulatory requirements. In addition, the Federal Open Market Committee lowered the targeted federal funds rate by 50 basis points on March 3, 2020 and by another 100 basis points on March 15, 2020, and announced the resumption of quantitative easing.

The Coronavirus Pandemic is a highly unusual, unprecedented and evolving public health and economic crisis and may have a negative material impact on our financial condition and results of operations.  We are in an asset-sensitive position, whereby interest rate environments characterized by numerous and/or high magnitude interest rate reductions have a negative impact on our net interest income and net income.  Additionally, the consequences of the unprecedented economic impact of the Coronavirus Pandemic is likely to result in declining asset quality, reflected by a higher level of loan delinquencies and loan charge-offs, as well as downgrades of commercial lending relationships, which will necessitate additional provisions for our allowance and reduced net income.

MERCANTILE BANK CORPORATION

The following section summarizes the primary measures that directly impact us and our customers.

●	Paycheck Protection Program

The Paycheck Protection Program (“PPP”) reflects a substantial expansion of the Small Business Administration’s 100% guaranteed 7(a) loan program. The CARES Act authorized up to $350 billion in loans to businesses with fewer than 500 employees, including non-profit organizations, tribal business concerns, self-employed and individual contractors. The PPP provides 100% guaranteed loans to cover specific operating costs, with the maximum loan size capped at the lesser of 250% of the average monthly payroll costs or $10.0 million. PPP loans are eligible to be forgiven based upon certain criteria. In general, the amount of the loan that is forgivable is the sum of the payroll costs, interest payments on mortgages, rent and utilities incurred or paid by the business during the eight-week period beginning on the loan origination date. Any remaining balance after forgiveness is maintained at the 100% guarantee for the duration of the loan. The loan tenor is 24 months, with deferred payments for the first six months, and fully amortizing monthly payments for the following 18 months. The interest rate on the loan is fixed at 1.00%, with the financial institution receiving a loan origination fee ranging from 1% to 5% of the loan amount paid by the Small Business Administration. Participation in the PPP will likely have a significant impact on our asset mix and net interest income for the remainder of 2020.

Congress passed, and on April 24, 2020 President Trump signed, legislation which added $300 billion to the PPP. Included in the legislation was a specific allocation of $30 billion for financial institutions under $10 billion.

Under the CARES Act, a PPP loan is assigned a risk weight of 0% under the risk-based capital rules of the federal banking agencies. On April 9, 2020, the federal banking agencies issued an interim final rule allowing financial institutions to exclude PPP loans from the average asset calculation to the degree the PPP loans are financed through the Paycheck Protection Program Lending Facility (“PPPLF”) for the Tier 1 Leverage Capital Ratio.

As of April 30, 2020, we had originated over 1,750 loans aggregating $523 million in loans under the PPP.

●	Individual Economic Impact Payments

The Internal Revenue Service began making Individual Economic Impact Payments in mid-April via direct deposit or mailed checks. Individuals with adjusted gross income of $75,000 or less received payments of $1,200, with a reduction formula for those individuals with adjusted gross income over $75,000 but less than $99,000. Individuals with adjusted gross income of over $99,000 did not receive a payment. Married couples filing jointly with adjusted gross income of $150,000 or less received payments of $2,400, with a reduction formula for those married couples filing jointly with adjusted gross income over $150,000 but less than $198,000. Married couples filing jointly with adjusted gross income of over $198,000 did not receive a payment.

●	Troubled Debt Restructuring Relief

From March 1, 2020 through 60 days after the end of the National Emergency (or December 31, 2020 if earlier), a financial institution may elect to suspend GAAP principles and regulatory determinations with respect to loan modifications related to COVID-19 that would otherwise be categorized as troubled debt restructurings. Banking agencies must defer to the financial institution’s election. We elected to suspend GAAP principles and regulatory determinations as permitted.

●	Current Expected Credit Loss Methodology Delay

Financial institutions are not required to comply with the Current Expected Credit Loss (“CECL”) methodology requirements from the enactment date of the CARES Act until the earlier of the end of the National Emergency or December 31, 2020. We elected to postpone CECL adoption as permitted.

MERCANTILE BANK CORPORATION

We also have developed internal programs of loan payment deferments for commercial and retail borrowers. For commercial borrowers, we offer 90-day (three payments) interest only amendments as well as 90-day (three payments) principal and interest payment deferments. Under the latter program, borrowers are extended a 12-month single payment note at 0% interest in an amount equal to three payments, with loan proceeds used to make the schedule payments. As of April 30, 2020, we had processed over 400 interest only amendments with loan balances aggregating $342 million and 125 principal and interest payment deferments with loan balances totaling $247 million and resulting single payment loans aggregating $5.4 million. For retail borrowers, we offer 90-day (three payments) principal and interest payment deferments, with deferred amounts added to the end of the loan. As of April 30, 2020, we had processed almost 300 principal and interest payment deferments with loan balances totaling $34.0 million.

In April, 2020, the Federal Reserve initiated the PPPLF, which is designed to facilitate lending by financial institutions to small businesses under the PPP. Only PPP loans are eligible to serve as collateral for the PPPLF, with each dollar of PPP loans providing one dollar of advance availability. The maturity date of an extension of credit under the PPPLF will equal the maturity date of the pool of PPP loans pledged to secure the extension of credit. Any principal payments received by the financial institution on the PPP loans, such as PPP loan forgiveness payments from the Small Business Administration or principal payments from the borrower after the initial six-month deferment period, must be used to pay down the PPPLF advance by the same dollar amount, maintaining the dollar-for-dollar advance amount and PPP aggregate loan balance relationship. The interest rate on PPPLF advances is fixed at 0.35%. No PPPLF advances can be obtained after September 30, 2020. As of April 30, 2020, our advances under the PPPLF totaled $43.7 million. In general, we plan to obtain additional PPPLF advances as our borrowers utilize PPP loan proceeds for permissible purposes. It is expected that aggregate PPPLF advances will total 90% to 100% of the aggregate PPP loans at a point during the second quarter.

First Quarter 2020 Financial Overview

We reported net income of $10.7 million, or $0.65 per diluted share, for the first quarter of 2020, compared with net income of $11.8 million, or $0.72 per diluted share, during the first quarter of 2019. Proceeds from a bank owned life insurance claim and a gain on the sale of a former branch facility during the first quarter of 2019 increased net income in the prior-year period by $1.8 million, or $0.11 per diluted share. Excluding the impacts of these transactions, diluted earnings per share increased $0.04, or approximately 7%, during the current-year first quarter compared to the prior-year first quarter.

The overall quality of our loan portfolio remains strong, with nonperforming loans equaling only 0.12% of total loans as of March 31, 2020. Gross loan charge-offs totaled less than $0.1 million during the first quarter of 2020, while recoveries of prior period loan charge-offs totaled $0.2 million, providing for net loan recoveries of $0.2 million, or 0.03% of average total loans on an annualized basis. We continue our collection efforts on charged-off loans and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

Total loans increased a net $44.9 million during the first quarter of 2020 primarily comprised of net commercial loan growth of $30.8 million and net residential mortgage loan growth of $16.6 million. The net increase in residential mortgage loans in large part reflects growth in loans held for sale, resulting from a substantial volume of refinance applications spurred by a very low interest rate environment. The commercial loan and residential loan pipelines remain strong, and at March 31, 2020, we had over $77 million in unfunded loan commitments on commercial construction and development projects that we expect to fund over the next 12 to 18 months. We believe our loan portfolio remains well diversified, with commercial and industrial loans comprising 30%, non-owner occupied commercial real estate (“CRE”) loans equaling 28%, owner occupied CRE loans comprising 20% and residential mortgage loans equaling 12% of total loans at March 31, 2020. As a percent of total commercial loans, commercial and industrial loans and CRE owner occupied loans combined equaled 59% at March 31, 2020.

We believe our funding structure also remains well diversified. As of March 31, 2020, noninterest-bearing checking accounts comprised 30%, interest-bearing checking and securities sold under agreements to repurchase (“sweep accounts”) combined for 16%, savings deposits and money market accounts aggregated to 23% and local time deposits accounted for 15% of total funds. Wholesale funds, comprised of brokered deposits and Federal Home Loan Bank of Indianapolis (“FHLBI”) advances, represented the remaining 16% of total funds.

MERCANTILE BANK CORPORATION

Financial Condition

Our total assets increased $24.5 million during the first three months of 2020, and totaled $3.66 billion as of March 31, 2020. Total loans increased $44.9 million and cash and cash equivalents grew $3.0 million, while securities available for sale declined $22.5 million. Total deposits declined $45.0 million, while sweep accounts increased $30.6 million during the first three months of 2020.

Commercial loans increased $30.8 million during the first three months of 2020, and at March 31, 2020 totaled $2.47 billion, or 85.2% of the loan portfolio. As of December 31, 2019, the commercial loan portfolio comprised 85.5% of total loans. During the first quarter of 2020, commercial and industrial loans increased $27.1 million, multi-family and residential rental loans grew $8.6 million, vacant land, land development and residential construction loans were up $6.8 million and owner occupied CRE loans increased $0.2 million. Non-owner occupied CRE loans declined $12.0 million. As a percent of total commercial loans, commercial and industrial loans and owner occupied CRE loans combined equaled 58.8% as of March 31, 2020, compared to 58.4% at December 31, 2019.

As of March 31, 2020, availability on existing construction and development loans totaled over $77 million, with most of those funds expected to be drawn over the next 12 to 18 months. Our current pipeline reports indicate continued strong commercial loan funding opportunities in future periods, including approximately $122 million in new lending commitments, a majority of which we expect to be accepted and funded over the next 12 to 18 months. Our commercial lenders also report ongoing additional opportunities they are currently discussing with existing and potentially new borrowers. We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship, as well as concentration limits we have established within our commercial loan portfolio. Usage of existing commercial lines of credit has remained relatively steady.

Residential mortgage loans increased $16.6 million during the first quarter of 2020, totaling $356 million, or 12.3% of total loans, as of March 31, 2020. The first quarter increase results from a $19.7 million increase in residential mortgage loans held for sale, in large part reflecting substantial mortgage banking activity during the latter part of the first quarter due to a low mortgage loan interest rate environment. Residential mortgage loan originations totaled $133 million during the first three months of 2020, a 196% increase over the $44.9 million originated during the same time period in 2019. Refinance mortgage loans originated comprised almost 65% of the total mortgage loans originated during the first quarter of 2020, compared to 33.5% during the first quarter of 2019. The residential mortgage loan pipeline was very high at approximately $200 million as of March 31, 2020. Other consumer-related loans declined $2.5 million during the first quarter of 2020, and at March 31, 2020 totaled $72.9 million, or 2.5% of total loans. Other consumer-related loans comprised 2.6% of total loans as of December 31, 2019. We expect this loan portfolio segment to decline in future periods as scheduled principal payments exceed origination volumes.

MERCANTILE BANK CORPORATION

The following table summarizes our loan portfolio over the past twelve months:

	3/31/20	12/31/19	9/30/19	6/30/19	3/31/19
Commercial:
Commercial & Industrial	$873,679,000	$846,551,000	$882,748,000	$881,196,000	$839,207,000
Land Development & Construction	62,908,000	56,119,000	48,417,000	45,158,000	45,892,000
Owner Occupied Commercial RE	579,229,000	579,003,000	567,267,000	556,868,000	551,518,000
Non-Owner Occupied Commercial RE	823,366,000	835,346,000	883,080,000	852,844,000	835,678,000
Multi-Family & Residential Rental	133,148,000	124,525,000	126,855,000	128,489,000	127,903,000
Total Commercial	2,472,330,000	2,441,544,000	2,508,367,000	2,464,555,000	2,400,198,000

Retail:
1-4 Family Mortgages	356,338,000	339,749,000	346,094,000	335,618,000	316,314,000
Home Equity & Other Consumer Loans	72,875,000	75,374,000	78,552,000	81,320,000	83,127,000
Total Retail	429,213,000	415,123,000	424,646,000	416,938,000	399,441,000

Total	$2,901,543,000	$2,856,667,000	$2,933,013,000	$2,881,493,000	$2,799,639,000

Our credit policies establish guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans to provide effective loan portfolio administration. The credit policies and procedures are meant to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, we must rely on estimates, appraisals and evaluations of loans and the possibility that changes in these could occur quickly because of changing economic conditions. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on an internal watch list. Senior management and the Board of Directors review this list regularly. Market value estimates of collateral on impaired loans, as well as on foreclosed and repossessed assets, are reviewed periodically. We also have a process in place to monitor whether value estimates at each quarter-end are reflective of current market conditions. Our credit policies establish criteria for obtaining appraisals and determining internal value estimates. We may also adjust outside and internal valuations based on identifiable trends within our markets, such as recent sales of similar properties or assets, listing prices and offers received. In addition, we may discount certain appraised and internal value estimates to address distressed market conditions.

Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest and foreclosed properties, totaled $3.7 million (0.1% of total assets) as of March 31, 2020, compared to $2.7 million (0.1% of total assets) as of December 31, 2019.

MERCANTILE BANK CORPORATION

The following tables provide a breakdown of nonperforming assets by collateral type:

NONPERFORMING LOANS

	3/31/20	12/31/19	9/30/19	6/30/19	3/31/19
Residential Real Estate:
Land Development	$37,000	$34,000	$32,000	$33,000	$45,000
Construction	283,000	0	0	0	0
Owner Occupied / Rental	2,651,000	2,104,000	2,390,000	2,779,000	3,032,000
	2,971,000	2,138,000	2,422,000	2,812,000	3,077,000

Commercial Real Estate:
Land Development	43,000	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	287,000	134,000	183,000	642,000	767,000
Non-Owner Occupied	0	0	26,000	26,000	62,000
	330,000	134,000	209,000	668,000	829,000

Non-Real Estate:
Commercial Assets	156,000	0	0	2,000	207,000
Consumer Assets	12,000	12,000	13,000	23,000	25,000
	168,000	12,000	13,000	25,000	232,000

Total	$3,469,000	$2,284,000	$2,644,000	$3,505,000	$4,138,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	3/31/20	12/31/19	9/30/19	6/30/19	3/31/19
Residential Real Estate:
Land Development	$0	$0	$0	$0	$0
Construction	0	0	0	0	0
Owner Occupied / Rental	271,000	260,000	186,000	446,000	372,000
	271,000	260,000	186,000	446,000	372,000

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	0	192,000	57,000	0	24,000
Non-Owner Occupied	0	0	0	0	0
	0	192,000	57,000	0	24,000

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$271,000	$452,000	$243,000	$446,000	$396,000

MERCANTILE BANK CORPORATION

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2020	2019	2019	2019	2019

Beginning balance	$2,284,000	$2,644,000	$3,505,000	$4,138,000	$4,141,000
Additions, net of transfers to ORE	1,302,000	(80,000)	338,000	(85,000)	525,000
Returns to performing status	(7,000)	0	(126,000)	0	0
Principal payments	(110,000)	(232,000)	(1,014,000)	(512,000)	(382,000)
Loan charge-offs	0	(48,000)	(59,000)	(36,000)	(146,000)

Total	$3,469,000	$2,284,000	$2,644,000	$3,505,000	$4,138,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2020	2019	2019	2019	2019

Beginning balance	$452,000	$243,000	$446,000	$396,000	$811,000
Additions	11,000	245,000	57,000	145,000	15,000
Sale proceeds	(192,000)	(36,000)	(252,000)	(74,000)	(429,000)
Valuation write-downs	0	0	(8,000)	(21,000)	(1,000)

Total	$271,000	$452,000	$243,000	$446,000	$396,000

During the first quarter of 2020, loan charge-offs totaled less than $0.1 million while recoveries of prior period loan charge-offs equaled $0.2 million, providing for net loan recoveries of $0.2 million, or an annualized 0.03% of average total loans. We continue our collection efforts on charged-off loans and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries. The allowance equaled $24.8 million, or 0.9% of total loans, and 716% of nonperforming loans as of March 31, 2020.

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

Financial institutions are not required to comply with the Current Expected Credit Loss (“CECL”) methodology requirements from the enactment date of the CARES Act until the earlier of the end of the President’s declaration of a National Emergency or December 31, 2020.  An economic forecast is a key component of the CECL methodology.  As we enter into an unprecedented economic environment whereby a sizable portion of the economy has been significantly impacted by shelter in place declarations and similar reactions by businesses and individuals, substantial government stimulus has been provided to businesses, individuals and state and local governments, financial institutions have offered businesses and individuals payment relief options, economic forecasts are regularly updated and there is no economic forecast consensus.  Given the high degree of uncertainty surrounding economic forecasting, we have elected to postpone the adoption of CECL, and will continue to use our incurred loan loss reserve model as permitted.

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

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired commercial loans. Our migration analysis takes into account various time periods, with most weight placed on the time frame from December 31, 2010 through March 31, 2020. We believe this time period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general consensus of economic conditions in the near future. We are actively monitoring our loan portfolio and assessing reserve allocation factors in light of the Coronavirus Pandemic and its impact on the U.S. economic environment and our customers in particular.

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

During the first quarter of 2020, we changed the trend rating on three environmental factors.  We lowered the trend rating on the economy and business conditions environmental factor from slightly deteriorating to severely deteriorating due to the initial and expected stressed economic environment resulting from the Coronavirus Pandemic.  This modification impacted all loan portfolio segments, adding $4.0 million to the required allowance level.  We improved the trend rating on the lending policies environmental factor from slightly deteriorating to relatively stable to reflect the duration since the Firstbank merger in 2014 and recent loan policy enhancements.  This modification impacted all loan portfolio segments, subtracting $2.6 million from the required allowance level.  We also improved the trend rating on the changes in the experience, ability and depth of lending management and staff environmental factor from slightly deteriorating to relatively stable to reflect the duration since personnel changes were made as part of the Firstbank merger and personnel changes necessitated by the retirement of our former CEO two years ago.  This modification impacted the commercial loan portfolio segment, subtracting $1.7 million from the required allowance level.

Also impacting the required allowance level calculation during the first quarter of 2020 were changes in specific reserve allocations on certain stressed commercial lending relationships.  New or increased specific reserve allocations aggregated $1.7 million, while eliminations of or reduced specific reserve allocations aggregated $0.9 million.

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

As of March 31, 2020, the allowance was comprised of $23.2 million in general reserves relating to non-impaired loans, $0.2 million in specific reserve allocations relating to nonaccrual loans, and $1.4 million in specific reserves on other loans, primarily accruing loans designated as troubled debt restructurings. Troubled debt restructurings totaled $18.4 million at March 31, 2020, consisting of $0.4 million that are on nonaccrual status and $18.0 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, are not included in our nonperforming loan totals. Impaired loans with an aggregate carrying value of $1.2 million as of March 31, 2020 had been subject to previous partial charge-offs aggregating $1.3 million. Those partial charge-offs were primarily recorded during the time period of 2011 through 2019, averaging around $0.1 million per year. As of March 31, 2020, there were no specific reserves allocated to impaired loans that had been subject to a previous partial charge-off.

MERCANTILE BANK CORPORATION

The following table provides a breakdown of our loans categorized as troubled debt restructurings:

	3/31/20	12/31/19	9/30/19	6/30/19	3/31/19

Performing	$17,975,000	$11,788,000	$28,102,000	$28,129,000	$20,363,000
Nonperforming	466,000	353,000	225,000	877,000	1,195,000

Total	$18,441,000	$12,141,000	$28,327,000	$29,006,000	$21,558,000

Although we believe the allowance is adequate to absorb loan losses in our originated loan portfolio as they arise, there can be no assurance, especially given the current uncertainties related to the Coronavirus Pandemic and its impact on the U.S. economic environment, that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance. Further, our analysis does not utilize the CECL model for the measurement of credit losses. For more information on CECL, please refer to Note 1 – “Significant Accounting Policies” in the Notes to Consolidated Financial Statements and to the risk factor titled “We have elected to postpone adoption of the CECL methodology…” under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Securities available for sale decreased $22.5 million during the first three months of 2020, totaling $312 million as of March 31, 2020. Purchases of U.S. Government agency bonds totaled $95.5 million during the first quarter of 2020, reflecting the reinvestment of a majority of the proceeds from called U.S. Government agency bonds that totaled $121 million during the quarter. Purchases of municipal bonds totaled $3.5 million during the first three months of 2020. Proceeds from matured municipal bonds during the first three months of 2020 totaled $0.6 million, with another $3.4 million from principal paydowns on mortgage-backed securities. At March 31, 2020, the portfolio was primarily comprised of U.S. Government agency bonds (52%), municipal bonds (35%) and U.S. Government agency issued or guaranteed mortgage-backed securities (13%). All of our securities are currently designated as available for sale, and are therefore stated at fair value. The fair value of securities designated as available for sale at March 31, 2020 totaled $312 million, including a net unrealized gain of $6.1 million. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function. We expect purchases during the remainder of 2020 to generally consist of U.S. Government agency bonds and municipal bonds, with the securities portfolio maintained at about 10% of total assets.

FHLBI stock totaled $18.0 million as of March 31, 2020, unchanged from the balance at December 31, 2019. Our investment in FHLBI stock is necessary to engage in their advance and other financing programs. We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

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

Interest-earning balances, primarily consisting of excess funds deposited at the Federal Reserve Bank of Chicago and a correspondent bank, are used to manage daily liquidity needs and interest rate sensitivity. During the first three months of 2020, the average balance of these funds equaled $149 million, or 4.4% of average earning assets. We expect these funds to average between 2% to 4% of average earning assets in the next several quarters.

Net premises and equipment equaled $59.1 million at March 31, 2020, an increase of $1.8 million during the first three months of 2020; the increase was attributable to net purchases of $3.1 million, which more than offset depreciation expense of $1.3 million. Foreclosed and repossessed assets equaled $0.3 million as of March 31, 2020, down $0.2 million from year-end 2019.

MERCANTILE BANK CORPORATION

Total deposits decreased $45.0 million during the first three months of 2020, totaling $2.65 billion at March 31, 2020. Out-of-area deposits decreased $32.5 million during the first three months of 2020, and as a percent of total deposits, equaled 3.8% as of March 31, 2020, compared to 5.0% as of December 31, 2019. Noninterest-bearing deposits increased $31.4 million during the first three months of 2020, while non-time interest-bearing deposits decreased $14.5 million. Local time deposits declined $29.3 million, in large part reflecting the maturity of certain time deposits that were not renewed during the quarter as we did not aggressively seek to renew these time deposits which were opened as part of a special time deposit campaign that primarily ran during the latter half of the first quarter of 2019.

Sweep accounts increased $30.6 million during the first three months of 2020, totaling $133 million as of March 31, 2020. The growth during the first three months of 2020 primarily reflects increased balances from two customers. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings.

FHLBI advances increased $40.0 million during the first three months of 2020, totaling $394 million as of March 31, 2020. The increase reflects new advances obtained to take advantage of very low advance rates in early March and to strengthen our liquidity position. The FHLBI advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio and certain commercial real estate loans. Our borrowing line of credit as of March 31, 2020 totaled about $805 million, with remaining availability approximating $405 million.

Shareholders’ equity was $418 million at March 31, 2020, compared to $417 million at December 31, 2019. The $1.8 million increase during the first three months of 2020 primarily reflects the positive impact of net income totaling $10.7 million and the negative impact of cash dividends on common shares totaling $4.5 million and stock repurchase activity aggregating $6.3 million. Positively impacting shareholders’ equity during the first three months of 2020 was a $1.1 million after-tax increase in the market value of our available for sales securities portfolio, reflecting a decline in market interest rates during that time period.

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

To assist in providing needed funds, we periodically obtain monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLBI, totaled $495 million, or 15.6% of combined deposits and borrowed funds, as of March 31, 2020, compared to $487 million, or 15.5% of combined deposits and borrowed funds, as of December 31, 2019.

Sweep accounts increased $30.6 million during the first three months of 2020, totaling $133 million as of March 31, 2020. The growth during the first three months of 2020 primarily reflects increased balances from two customers. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings. Information regarding our repurchase agreements as of March 31, 2020 and during the first three months of 2020 is as follows:

Outstanding balance at March 31, 2020	$133,270,000
Weighted average interest rate at March 31, 2020	0.11%
Maximum daily balance three months ended March 31, 2020	$144,250,000
Average daily balance for three months ended March 31, 2020	$102,850,000
Weighted average interest rate for three months ended March 31, 2020	0.15%

MERCANTILE BANK CORPORATION

FHLBI advances increased $40.0 million during the first three months of 2020, totaling $394 million as of March 31, 2020. The increase reflects new advances obtained to take advantage of very low advance rates in early March and to strengthen our liquidity position. The FHLBI advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio and certain commercial real estate loans. Our borrowing line of credit as of March 31, 2020 totaled about $805 million, with remaining availability approximating $405 million.

We also have the ability to borrow up to an aggregate $70.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit. We did not access these lines of credit during the first three months of 2020. In contrast, our interest-earning deposit balance with the Federal Reserve Bank of Chicago and a correspondent bank averaged an aggregate $149 million during the first three months of 2020. We also have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using certain municipal bonds as collateral, we could have borrowed up to $33.0 million as of March 31, 2020. We did not utilize this line of credit during the first three months of 2020 or at any time during the previous eleven fiscal years, and do not plan to access this line of credit in future periods.

The following table reflects, as of March 31, 2020, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$2,052,817,000	$0	$0	$0	$2,052,817,000
Time deposits	328,946,000	226,553,000	37,100,000	0	592,599,000
Short-term borrowings	133,270,000	0	0	0	133,270,000
Federal Home Loan Bank advances	50,000,000	164,000,000	90,000,000	90,000,000	394,000,000
Subordinated debentures	0	0	0	47,051,000	47,051,000
Other borrowed money	0	0	0	2,674,000	2,674,000
Property leases	506,000	1,183,000	1,002,000	2,489,000	5,180,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of March 31, 2020, we had a total of $991 million in unfunded loan commitments and $22.9 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $869 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $122 million were for loan commitments generally expected to close and become funded within the next 12 to 18 months. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

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

Capital Resources

Shareholders’ equity was $418 million at March 31, 2020, compared to $417 million at December 31, 2019. The $1.8 million increase during the first three months of 2020 primarily reflects the positive impact of net income totaling $10.7 million and the negative impacts of cash dividends on common shares totaling $4.5 million and stock repurchase activity aggregating $6.3 million. Positively impacting shareholders’ equity during the first three months of 2020 was a $1.1 million after-tax increase in the market value of our available for sales securities portfolio, reflecting a decline in market interest rates during that time period.

MERCANTILE BANK CORPORATION

As part of a $20 million common stock repurchase program announced in May 2019 and instituted in conjunction with the completion of our existing program that was introduced in January 2015 and later expanded in April 2016, we repurchased approximately 222,000 shares for $6.3 million, or a weighted average all-in cost per share of $28.25, during the first quarter of 2020. During the period of January 2015 through March 2020, we repurchased approximately 1,612,000 shares for $38.9 million, or a weighted average all-in cost per share of $24.13, under the original and new programs on a combined basis. In March 2020, we elected to curtail stock repurchases to preserve capital for lending and other purposes while we assess the potential impacts of the Coronavirus Pandemic. We have the ability to reinstate the repurchase program as circumstances warrant. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made during in future periods under the authorized plan, which would also likely be funded from cash dividends paid to us from our bank.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of March 31, 2020, our bank met all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis.

As of March 31, 2020, our bank’s total risk-based capital ratio was 12.9%, compared to 13.0% at December 31, 2019. Our bank’s total regulatory capital increased $0.5 million during the first three months of 2020, in large part reflecting the net impact of net income totaling $12.1 million and cash dividends paid to us aggregating $13.0 million. Our bank’s total risk-based capital ratio was also impacted by a $32.6 million increase in total risk-weighted assets, primarily resulting from net growth in commercial loans. As of March 31, 2020, our bank’s total regulatory capital equaled $425 million, or approximately $94 million in excess of the 10.0% minimum that is among the requirements to be categorized as “well capitalized.” Our and our bank’s capital ratios as of March 31, 2020 and December 31, 2019 are disclosed in Note 11 of the Notes to Consolidated Financial Statements.

Results of Operations

We recorded net income of $10.7 million, or $0.65 per basic and diluted share, for the first quarter of 2020, compared to net income of $11.8 million, or $0.72 per basic and diluted share, for the first quarter of 2019. Proceeds from a bank owned life insurance death benefits claim and a gain on the sale of a former branch facility during the first quarter of 2019 increased reported net income during the prior-year period by approximately $1.8 million, or $0.11 per diluted share. Excluding the impacts of these transactions, diluted earnings per share increased $0.04, or 6.6%, during the current-year first quarter compared to the prior-year first quarter.

The improved adjusted net income in the first quarter of 2020 compared to the prior-year first quarter primarily resulted from increased noninterest income, which more than offset higher overhead costs and lower net interest income. Noninterest income during the first quarter of 2019 benefited from the previously-mentioned bank owned life insurance death benefits claim and gain on the sale of a former branch facility. Excluding the impacts of these transactions, noninterest income during the current-year first quarter was up about 38% compared to the respective 2019 period, mainly reflecting increased mortgage banking activity income. Growth in service charges on accounts, payroll processing fees, and credit and debit card income also contributed to the higher level of noninterest income. The increased level of noninterest expense primarily reflected higher salary costs. Increased occupancy, furniture, and data processing costs also contributed to the higher level of overhead costs. The decreased net interest income resulted from a decline in the net interest margin, which more than offset the positive impact of a higher level of earning assets.

MERCANTILE BANK CORPORATION

Interest income during the first quarter of 2020 was $37.9 million, a decrease of $0.7 million, or 1.8%, from the $38.6 million earned during the first quarter of 2019. The decrease resulted from a lower yield on average earning assets, which more than offset the impact of growth in average earning assets. The yield on average earning assets was 4.54% during the first quarter of 2020, compared to 4.89% during the first quarter of 2019. The decreased yield on average earning assets primarily resulted from a lower yield on loans, which declined from 5.21% during the first quarter of 2019 to 4.69% during the current-year first quarter. The decrease was mainly due to a lower yield on commercial loans, which equaled 4.76% in the first quarter of 2020 compared to 5.32% in the prior-year first quarter. The lower yield primarily reflected reduced interest rates on variable-rate commercial loans resulting from the Federal Open Market Committee (“FOMC”) significantly decreasing the targeted federal funds rate by 225 basis points during the second half of 2019 and first three months of 2020.

The negative impact of the decreased yield on commercial loans was partially mitigated by an improved yield on securities, which equaled 4.73% and 2.82% during the first quarters of 2020 and 2019, respectively. The increased yield on securities mainly reflected the recording of $1.8 million in accelerated discount accretion on called U.S. Government agency bonds as interest income during the first three months of 2020. No accelerated discount accretion was recorded during the first three months of 2019. As part of our interest rate risk management program, U.S. Government agency bonds are periodically purchased at discounts during rising interest rate environments; if these bonds are called during decreasing interest rate environments, the remaining unaccreted discount amounts are immediately recognized as interest income.

A change in earning asset mix and a decreased yield on interest-earning deposits also contributed to the lower yield on average earning assets in the current-year first quarter compared to the respective 2019 period. On average, lower-yielding interest-earning deposits represented 4.6% of earning assets during the first quarter of 2020, up from 2.1% during the first quarter of 2019, while higher-yielding loans represented 85.1% of earning assets during the current-year first quarter, down from 86.8% during the respective 2019 period. The yield on interest-earning deposits was 1.22% during the first three months of 2020, down from 2.40% during the first three months of 2019, primarily reflecting the decreased interest rate environment. Average earning assets equaled $3.36 billion during the current-year first quarter, up $150 million, or 4.7%, from the level of $3.21 billion during the prior-year first quarter; average interest-earning deposits were up $85.7 million, average loans were up $73.6 million, and average securities were down $9.6 million.

Interest expense during the first quarter of 2020 was $7.6 million, a decrease of $0.4 million, or 4.7%, from the $8.0 million expensed during the first quarter of 2019. The decrease in interest expense is attributable to a lower weighted average cost of interest-bearing liabilities, which equaled 1.36% in the current-year first quarter compared to 1.47% in the prior-year first quarter. The decrease in the weighted average cost of interest-bearing liabilities reflected lower costs of non-time deposit accounts and borrowed funds. The cost of interest-bearing non-time deposit accounts decreased from 0.64% during the first quarter of 2019 to 0.46% during the first quarter of 2020, primarily reflecting lower interest rates paid on money market accounts; the reduced interest rates mainly reflect the decreasing interest rate environment. The cost of borrowed funds decreased from 2.43% during the first three months of 2019 to 2.31% during the respective 2020 period, mainly reflecting a lower cost of subordinated debentures. The cost of subordinated debentures was 5.90% during the current-year first quarter, down from 7.09% during the respective 2019 period due to decreases in the 90-Day Libor Rate stemming from the declining interest rate environment. Average interest-bearing liabilities were $2.24 billion during the first three months of 2020, up $40.6 million, or 1.8%, from the $2.20 billion average during the first three months of 2019.

MERCANTILE BANK CORPORATION

Net interest income during the first quarter of 2020 was $30.3 million, a decrease of $0.3 million, or 1.1%, from the $30.6 million earned during the first quarter of 2019. The decline in net interest income resulted from a decreased net interest margin, which more than offset the positive impact of an increase in average earning assets. The net interest margin decreased from 3.88% in the first quarter of 2019 to 3.63% in the current-year first quarter due to a lower yield on average earning assets, which more than offset a reduction in the cost of funds. The decreased yield on average earning assets primarily reflected lower interest rates on variable-rate commercial loans stemming from the aforementioned FOMC rate cuts, while the decreased cost of funds mainly reflected lower interest rates on money market accounts and subordinated debentures. As previously mentioned, the recording of accelerated discount accretion on called U.S. Government agency bonds partially mitigated the negative impact of the decreased yield on commercial loans on the yield on average earning assets during the first quarter of 2020. The accelerated discount accretion recorded during the first quarter of 2020 positively impacted the net interest margin by 22 basis points.

The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the first quarters of 2020 and 2019. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield for the first quarters of 2020 and 2019 have been computed on a tax equivalent basis using a marginal tax rate of 21.0%. Securities interest income was increased by $60,000 in both the first quarters of 2020 and 2019, respectively, for this non-GAAP, but industry standard, adjustment. This adjustment equated to a one basis point increase in our net interest margin during both the first quarter of 2020 and the respective 2019 period.

	Quarters ended March 31,
	2 0 2 0			2 0 1 9
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$2,861,047	$33,442	4.69%	$2,787,430	$35,789	5.21%
Investment securities	344,906	4,077	4.73	354,459	2,501	2.82
Other interest-earning assets	153,638	475	1.22	67,915	407	2.40
Total interest - earning assets	3,359,591	37,994	4.54	3,209,804	38,697	4.89

Allowance for loan losses	(23,710)			(22,727)
Other assets	266,903			254,696

Total assets	$3,602,784			$3,441,773

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,724,030	$4,641	1.08%	$1,668,562	$4,804	1.17%
Short-term borrowings	102,850	40	0.15	104,534	104	0.40
Federal Home Loan Bank advances	365,429	2,212	2.40	379,067	2,234	2.36
Other borrowings	49,682	724	5.77	49,263	850	6.97
Total interest-bearing liabilities	2,241,991	7,617	1.36	2,201,426	7,992	1.47

Noninterest-bearing deposits	923,827			852,247
Other liabilities	17,355			11,997
Shareholders’ equity	419,611			376,103

Total liabilities and shareholders’ equity	$3,602,784			$3,441,773

Net interest income		$30,377			$30,705

Net interest rate spread			3.18%			3.42%
Net interest spread on average assets			3.38%			3.62%
Net interest margin on earning assets			3.63%			3.88%

A loan loss provision expense of $0.8 million was recorded during the first quarter of 2020, compared to $0.9 million during the first quarter of 2019. The provision expense recorded during the current-year first quarter mainly reflected an increased allocation related to the economic conditions environmental factor; the provision expense also depicted ongoing net loan growth. The provision expense recorded during the first three months of 2019 primarily reflected ongoing net loan growth. During the first quarter of 2020, loan charge-offs were less than $0.1 million, while recoveries of prior period charge-offs equaled $0.2 million, providing for net loan recoveries of $0.2 million. During the first quarter of 2019, loan charge-offs totaled $0.2 million, while recoveries of prior period charge-offs equaled $0.1 million, providing for net loan charge-offs of $0.1 million. The allowance for loans, as a percentage of total loans, was 0.9% as of March 31, 2020, December 31, 2019, and March 31, 2019.

MERCANTILE BANK CORPORATION

Noninterest income was $6.6 million during both the first quarter of 2020 and the prior-year first quarter. Noninterest income during the first quarter of 2019 included a bank owned life insurance death benefits claim of $1.3 million and a gain on the sale of a former branch facility of $0.6 million. Excluding the impacts of these transactions, noninterest income increased $1.8 million, or 38.1%, during the current-year first quarter compared to the respective 2019 period. The improved level of noninterest income primarily reflected increased mortgage banking activity income stemming from the ongoing success of strategic initiatives that were designed to increase market presence, an increase in the percentage of originated loans being sold, and a decrease in residential mortgage loan interest rates, which spurred a significant increase in refinance activity. Increased service charges on accounts, payroll processing fees, and credit and debit card income also contributed to the higher level of noninterest income.

Noninterest expense during the first quarter of 2020 was $22.9 million, an increase of $1.1 million, or 5.1%, from the $21.8 million expensed during the first quarter of 2019. The higher level of expense primarily resulted from increased salary costs, mainly reflecting higher residential mortgage loan originator commissions and employee merit pay increases. Higher occupancy and furniture costs, mainly reflecting increased depreciation expense associated with an expansion of our main office, and data processing costs, primarily depicting growth in transaction volume and new product offerings, also contributed to the increased level of noninterest expense.

During the first quarter of 2020, we recorded income before federal income tax of $13.2 million and a federal income tax expense of $2.5 million. During the first quarter of 2019, we recorded income before federal income tax of $14.6 million and a federal income tax expense of $2.8 million. The decrease in federal income tax expense during the first quarter of 2020 compared to the prior-year first quarter resulted from the lower level of income before federal income tax. Our effective tax rate was 19.0% during both the first three months of 2020 and the respective 2019 period.

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

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of March 31, 2020:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$842,893,000	$241,877,000	$990,870,000	$385,593,000	$2,461,233,000
Residential real estate loans	46,748,000	18,760,000	162,701,000	190,944,000	419,153,000
Consumer loans	1,722,000	773,000	17,020,000	1,642,000	21,157,000
Securities (2)	31,667,000	3,331,000	79,525,000	215,626,000	330,149,000
Other interest-earning assets	183,938,000	1,250,000	1,750,000	0	186,938,000
Allowance for loan losses	0	0	0	0	(24,828,000)
Other assets	0	0	0	0	263,585,000
Total assets	1,106,968,000	265,991,000	1,251,866,000	793,805,000	$3,657,387,000

Liabilities:
Interest-bearing checking	374,109,000	0	0	0	374,109,000
Savings deposits	262,868,000	0	0	0	262,868,000
Money market accounts	459,550,000	0	0	0	459,550,000
Time deposits under $100,000	24,347,000	75,430,000	82,828,000	0	182,605,000
Time deposits $100,000 & over	76,543,000	152,625,000	180,826,000	0	409,994,000
Short-term borrowings	133,270,000	0	0	0	133,270,000
Federal Home Loan Bank advances	20,000,000	30,000,000	314,000,000	30,000,000	394,000,000
Other borrowed money	49,725,000	0	0	0	49,725,000
Noninterest-bearing checking	0	0	0	0	956,290,000
Other liabilities	0	0	0	0	16,587,000
Total liabilities	1,400,412,000	258,055,000	577,654,000	30,000,000	3,238,998,000
Shareholders' equity	0	0	0	0	418,389,000
Total liabilities & shareholders' equity	1,400,412,000	258,055,000	577,654,000	30,000,000	$3,657,387,000
Net asset (liability) GAP	$(293,444,000)	$7,936,000	$674,212 ,000	$763,805,000
Cumulative GAP	$(293,444,000)	$(285,508,000)	$388,704,000	$1,152,509,000

Percent of cumulative GAP to total assets	(8.0%)	(7.8%)	10.6%	31.5%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of March 31, 2020.

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

We conducted multiple simulations as of March 31, 2020, in which it was assumed that changes in market interest rates occurred ranging from up 300 basis points to down 100 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested dollar and percentage changes in net interest income over the next twelve months in comparison to the $111 million in net interest income projected using our balance sheet amounts and anticipated replacement rates as of March 31, 2020. The resulting estimates are generally within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 100 basis points	$(700,000)	(0.6%)
Interest rates up 100 basis points	4,660,000	4.2
Interest rates up 200 basis points	9,210,000	8.3
Interest rates up 300 basis points	13,730,000	12.3

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

Item 4. Controls and Procedures

As of March 31, 2020, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2020.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MERCANTILE BANK CORPORATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.

Item 1A. Risk Factors.

The following discussion supplements the discussion contained under the heading “Risk Factors” set forth in Part 1, Item 1A beginning on page 9 of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 2, 2020 (the “2019 Annual Report”). The risk factors contained in the 2019 Annual Report, as supplemented hereby, could affect our business, financial condition or results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q and the 2019 Annual Report, as applicable. Before you buy our common stock, you should know that investing in our common stock involves risks, including the risks described below and those described in the 2019 Annual Report. The risks that are highlighted are not the only ones that we face. If the adverse matters referred to in any of the risks actually occur, our business, financial condition or operations could be adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

The Coronavirus Pandemic has impacted our business, financial condition and results of operations and will continue to have an impact, the scope and duration of which is highly uncertain and dependent on factors that are outside of our control.

The ongoing pandemic associated with the spread of COVID-19 has caused significant disruptions throughout the State of Michigan and across the United States and global economies and financial markets. The Coronavirus Pandemic has impacted our business, financial condition and results of operations and will continue to do so. For example, we derive a large percentage of our net income from net interest income, which is derived from the yield on interest-earning assets offset by our cost of funds. Our net interest income has been negatively impacted in recent months, primarily due to reduced interest rates on variable-rate commercial loans resulting from the FOMC significantly decreasing the targeted federal funds rate by 225 basis points during the second half of 2019 and the first quarter of 2020. Due to the Coronavirus Pandemic, the targeted federal funds rate is unlikely to increase for the foreseeable future, resulting in prolonged pressure on our net interest margin, which could reduce our net income in future periods.

Our results may also be negatively impacted by a deterioration in the quality of our loan portfolio due to the impact of the Coronavirus Pandemic on our customers. While we actively monitor the credit quality of our loan portfolio and make adjustments to our allowance for loan losses accordingly, the Coronavirus Pandemic has created significant disruptions across the United States economy, making it difficult to predict its impact with a high level of certainty. While we believe we have appropriately assessed and presented our loan portfolio and allowance for loan losses to date in accordance with applicable accounting standards, we cannot be certain of that, nor can we be certain that we will adequately account for the future negative impacts of the Coronavirus Pandemic. This could negatively impact our financial condition and results of operations by increasing the amount of loan loss allowance provisions reflected in our operating expenses and by decreasing our interest income as borrowers become unable to repay their loans.

We are exposed to several additional risks associated with the Coronavirus Pandemic, including the risk that our operating effectiveness will decrease as we adapt to new policies requiring that our employees work from home; that we may temporarily lose the services of key members of our management team; that the economic downturn will negatively impact demand for loans across our loan portfolio; that the collateral securing our loans will decline in value; that reduced consumer spending will prolong the negative economic impacts of the Coronavirus Pandemic; that our portfolio of securities available for sale will decrease in value; and that we may face litigation due to our handling of the challenges associated with the Coronavirus Pandemic, including our participation in the Paycheck Protection Program.

While we believe that we have navigated the difficult environment associated with the Coronavirus Pandemic with success thus far, we may not be able to continue to do so, and this could expose our business, financial condition and results of operations to risks that could have a negative impact on your investment.

MERCANTILE BANK CORPORATION

We have elected to postpone adoption of the CECL methodology for the measurement of credit losses on financial instruments which may cause unexpected changes in our allowance for loan losses for future periods and impact comparability across periods and with other companies.

We have elected, as permitted under the CARES Act, to postpone adoption of the CECL methodology called for pursuant to ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. We believe that the “incurred loss” methodology we currently use presents our loan loss reserves fairly and accurately. In addition, we determined, after conducting a thorough analysis, that the CECL model, and in particular the economic forecasting called for thereunder, produced a higher potential for inaccuracy with respect to the calculation of our loan loss reserves for the current period, especially considering the extreme financial and general economic uncertainty engendered by the Coronavirus Pandemic. While we are confident that our “incurred loss” approach was appropriate for the current period, we note that this might cause unexpected changes in our allowance for loan losses for future periods when we are required to use the CECL model. Similarly, we remind you that our loan loss allowance may not readily be compared with similar measures for financial institutions that have adopted the CECL methodology for the current period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sales of equity securities during the quarter ended March 31, 2020.

Issuer Purchases of Equity Securities

On May 7, 2019, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. This stock repurchase plan was instituted in conjunction with the completion of our existing repurchase program that was introduced in January 2015 and later expanded in April 2016. Repurchases made during the first quarter of 2020 are detailed in the table below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares or Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
January 1 - 31	4,400	$33.38	4,400	$16,271,000
February 1 - 29	83,276	32.79	83,276	13,540,000
March 1 - 31 (1)	134,709	25.27	134,709	10,135,000
Total	222,385	$28.25	222,385	$10,135,000

(1)	In light of the significant disruption caused by the Coronavirus Pandemic and the evolving nature of its impact on our business and the broader economy, we elected to curtail stock repurchases beginning in late March 2020 in order to preserve capital for lending and other purposes. We have the ability to reinstate the buyback program as circumstances warrant.

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

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2020.

MERCANTILE BANK CORPORATION

By:	/s/ Robert B. Kaminski, Jr.
Robert B. Kaminski, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles E. Christmas
Charles E. Christmas
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)