Form 10-Q
period 2020-06-30
MERCANTILE BANK CORP
filed 2020-08-07
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes ☐     No ☒

At July 31, 2020, there were 16,231,049 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2020	December 31, 2019

ASSETS
Cash and due from banks	$84,516,000	$53,262,000
Interest-earning deposits	386,711,000	180,469,000
Total cash and cash equivalents	471,227,000	233,731,000

Securities available for sale	307,661,000	334,655,000
Federal Home Loan Bank stock	18,002,000	18,002,000

Loans	3,333,056,000	2,856,667,000
Allowance for loan losses	(32,246,000)	(23,889,000)
Loans, net	3,300,810,000	2,832,778,000

Premises and equipment, net	59,155,000	57,327,000
Bank owned life insurance	70,900,000	70,297,000
Goodwill	49,473,000	49,473,000
Core deposit intangible, net	3,072,000	3,840,000
Other assets	34,079,000	32,812,000

Total assets	$4,314,379,000	$3,632,915,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$1,445,620,000	$924,916,000
Interest-bearing	1,816,660,000	1,765,468,000
Total deposits	3,262,280,000	2,690,384,000

Securities sold under agreements to repurchase	167,527,000	102,675,000
Federal Home Loan Bank advances	394,000,000	354,000,000
Subordinated debentures	47,222,000	46,881,000
Accrued interest and other liabilities	18,129,000	22,414,000
Total liabilities	3,889,158,000	3,216,354,000

Commitments and contingent liabilities (Note 8)

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,230,649 shares issued and outstanding at June 30, 2020 and 16,425,136 shares issued and outstanding at December 31, 2019	300,897,000	305,035,000
Retained earnings	118,239,000	107,831,000
Accumulated other comprehensive gain/(loss)	6,085,000	3,695,000
Total shareholders’ equity	425,221,000	416,561,000

Total liabilities and shareholders’ equity	$4,314,379,000	$3,632,915,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

Interest income
Loans, including fees	$34,322,000	$36,765,000	$67,764,000	$72,555,000
Securities, taxable	2,187,000	1,945,000	5,628,000	3,825,000
Securities, tax-exempt	562,000	540,000	1,138,000	1,101,000
Other interest-earning assets	93,000	569,000	568,000	976,000
Total interest income	37,164,000	39,819,000	75,098,000	78,457,000

Interest expense
Deposits	3,700,000	5,529,000	8,342,000	10,334,000
Short-term borrowings	55,000	68,000	94,000	173,000
Federal Home Loan Bank advances	2,214,000	2,261,000	4,427,000	4,494,000
Subordinated debentures and other borrowings	624,000	845,000	1,348,000	1,695,000
Total interest expense	6,593,000	8,703,000	14,211,000	16,696,000

Net interest income	30,571,000	31,116,000	60,887,000	61,761,000

Provision for loan losses	7,600,000	900,000	8,350,000	1,750,000

Net interest income after provision for loan losses	22,971,000	30,216,000	52,537,000	60,011,000

Noninterest income
Services charges on deposit and sweep accounts	1,045,000	1,143,000	2,267,000	2,220,000
Mortgage banking income	7,640,000	1,345,000	10,267,000	2,402,000
Credit and debit card income	1,374,000	1,513,000	2,735,000	2,850,000
Payroll services income	370,000	355,000	947,000	860,000
Earnings on bank owned life insurance	307,000	1,608,000	643,000	3,238,000
Other income	248,000	370,000	675,000	1,397,000
Total noninterest income	10,984,000	6,334,000	17,534,000	12,967,000

Noninterest expense
Salaries and benefits	14,126,000	13,286,000	27,654,000	26,302,000
Occupancy	1,862,000	1,629,000	3,921,000	3,391,000
Furniture and equipment depreciation, rent and maintenance	851,000	621,000	1,629,000	1,257,000
Data processing costs	2,633,000	2,295,000	5,117,000	4,511,000
Other expense	3,744,000	4,256,000	7,835,000	8,456,000
Total noninterest expenses	23,216,000	22,087,000	46,156,000	43,917,000

Income before federal income tax expense	10,739,000	14,463,000	23,915,000	29,061,000

Federal income tax expense	2,041,000	2,748,000	4,545,000	5,522,000

Net income	$8,698,000	$11,715,000	$19,370,000	$23,539,000

Basic earnings per share	$0.54	$0.71	$1.19	$1.43
Diluted earnings per share	$0.54	$0.71	$1.19	$1.43
Cash dividends per share	$0.28	$0.26	$0.56	$0.52

Average basic shares outstanding	16,212,500	16,428,187	16,281,391	16,428,875
Average diluted shares outstanding	16,213,264	16,434,714	16,282,341	16,434,941

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

Net income	$8,698,000	$11,715,000	$19,370,000	$23,539,000

Other comprehensive income/(loss):
Unrealized holding gains/(losses) on securities available for sale	1,636,000	9,562,000	3,027,000	14,011,000
Tax effect of unrealized holding gains/(losses) on securities available for sale	(344,000)	(2,008,000)	(637,000)	(2,942,000)
Other comprehensive income/(loss), net of tax	1,292,000	7,554,000	2,390,000	11,069,000

Comprehensive income	$9,990,000	$19,269,000	$21,760,000	$34,608,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

The following table depicts the change in shareholders’ equity for the three months ended June 30, 2020:

($ in thousands except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances, March 31, 2020	$0	$299,584	$114,012	$4,793	$418,389

Employee stock purchase plan (487 shares)		11			11

Dividend reinvestment plan (9,307 shares)		212			212

Stock grants to directors for retainer fees (15,648 shares)		349			349

Stock-based compensation expense		741			741

Cash dividends ($0.28 per common share)			(4,471)		(4,471)

Net income for the three months ended June 30, 2020			8,698		8,698

Change in net unrealized holding gain/(loss) on securities available for sale, net of tax effect				1,292	1,292

Balances, June 30, 2020	$0	$300,897	$118,239	$6,085	$425,221

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

The following table depicts the change in shareholders’ equity for the six months ended June 30, 2020:

($ in thousands except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances, January 1, 2020	$0	$305,035	$107,831	$3,695	$416,561

Employee stock purchase plan (1,129 shares)		25			25

Dividend reinvestment plan (17,380 shares)		404			404

Stock grants to directors for retainer fees (15,648 shares)		349			349

Stock-based compensation expense		1,366			1,366

Share repurchase program (222,385 shares)		(6,282)			(6,282)

Cash dividends ($0.56 per common share)			(8,962)		(8,962)

Net income for the six months ended June 30, 2020			19,370		19,370

Change in net unrealized holding gain/(loss) on securities available for sale, net of tax effect				2,390	2,390

Balances, June 30, 2020	$0	$300,897	$118,239	$6,085	$425,221

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

The following table depicts the change in shareholders’ equity for the three months ended June 30, 2019:

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

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

The following table depicts the change in shareholders’ equity for the six months ended June 30, 2019:

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

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

Cash flows from operating activities
Net income	$19,370,000	$23,539,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	3,385,000	4,723,000
Accretion of acquired loans	(225,000)	(314,000)
Provision for loan losses	8,350,000	1,750,000
Stock-based compensation expense	1,366,000	1,488,000
Stock grants to directors for retainer fee	349,000	374,000
Proceeds from sales of mortgage loans held for sale	291,485,000	67,859,000
Origination of mortgage loans held for sale	(317,417,000)	(69,107,000)
Net gain from sales of mortgage loans held for sale	(9,856,000)	(2,129,000)
Net gain from sales and valuation write-downs of foreclosed assets	(183,000)	(31,000)
Net gain from sales and valuation write-downs of former bank premises	(27,000)	(558,000)
Net loss from sales and write-downs of fixed assets	54,000	1,000
Earnings on bank owned life insurance	(643,000)	(3,238,000)
Net change in:
Accrued interest receivable	654,000	(534,000)
Other assets	(4,766,000)	(1,278,000)
Accrued interest payable and other liabilities	(4,285,000)	(8,628,000)
Net cash (for) from operating activities	(12,389,000)	13,917,000

Cash flows from investing activities
Loan originations and payments, net	(440,380,000)	(124,964,000)
Purchases of securities available for sale	(188,630,000)	(24,182,000)
Proceeds from maturities, calls and repayments of securities available for sale	220,916,000	27,258,000
Proceeds from sales of foreclosed assets	313,000	270,000
Proceeds from sales of former bank premises	162,000	854,000
Purchases of Federal Home Loan Bank stock	0	(1,980,000)
Purchases of bank owned life insurance	0	(2,500,000)
Proceeds from bank owned life insurance cash value release and death benefits	0	7,708,000
Net purchases of premises and equipment	(4,429,000)	(5,359,000)
Net cash for investing activities	(412,048,000)	(122,895,000)

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

Cash flows from financing activities
Net increase (decrease) in time deposits	(64,081,000)	175,869,000
Net increase (decrease) in all other deposits	635,977,000	(20,368,000)
Net increase in securities sold under agreements to repurchase	64,852,000	16,150,000
Maturities of Federal Home Loan Bank advances	(20,000,000)	(20,000,000)
Proceeds from Federal Home Loan Bank advances	60,000,000	44,000,000
Proceeds from stock option exercises	0	16,000
Employee stock purchase plan	25,000	26,000
Dividend reinvestment plan	404,000	361,000
Repurchases of common stock shares	(6,282,000)	(3,601,000)
Payment of cash dividends to common shareholders	(8,962,000)	(8,404,000)
Net cash from financing activities	661,933,000	184,049,000

Net change in cash and cash equivalents	237,496,000	75,071,000
Cash and cash equivalents at beginning of period	233,731,000	75,354,000
Cash and cash equivalents at end of period	$471,227,000	$150,425,000

Supplemental disclosures of cash flows information
Cash paid during the period for:
Interest	$15,149,000	$14,956,000
Federal income tax	5,300,000	6,275,000
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	11,000	170,000
Transfers from bank premises to other real estate owned	0	0

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the six months ended June 30, 2020 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC and Mercantile Insurance Center, Inc. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended June 30, 2020 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2019.

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

Approximately 256,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three and six months ended June 30, 2020. In addition, stock options for approximately 2,000 shares of common stock were included in determining diluted earnings per share for the three and six months ended June 30, 2020. Stock options for approximately 9,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three and six months ended June 30, 2020.

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. As of June 30, 2020 and December 31, 2019, we determined the fair value of our mortgage loans held for sale to be $42.8 million and $5.0 million, respectively. Loans held for sale are reported as part of our total loans on the balance sheet.

Mortgage loans held for sale are generally sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold, which is reduced by the cost allocated to the servicing right. We generally lock in the sale price to the purchaser of the loan at the same time we make an interest rate commitment to the borrower. These mortgage banking activities are not designated as hedges and are carried at fair value. The net gain or loss on mortgage banking derivatives is included in the gain on sale of loans. Mortgage loans serviced for others totaled approximately $846 million and $727 million as of June 30, 2020, and December 31, 2019, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mortgage Banking Activities: Mortgage loan servicing rights, included in “other assets” on the consolidated balance sheet, are recognized as assets based on the allocated value of retained servicing rights on mortgage loans sold. Mortgage loan servicing rights are carried at the lower of amortized cost or fair value and are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights using groupings of the underlying mortgage loans as to interest rates. Any impairment of a grouping is reported as a valuation allowance.

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

The federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” on March 22, 2020, which was subsequently revised on April 7, 2020. This guidance encourages financial institutions to work prudently with borrowers that are or may be unable to meet their contractual obligations because of the effects of the Coronavirus. Pursuant to the guidance, the federal banking agencies have concluded, in consultation with FASB staff, that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current prior to any relief are not troubled debt restructurings. This guidance complements Section 4013 of the CARES Act, which specified that Coronavirus-related modifications made on loans that were current as of December 31, 2019 and that occur between March 1, 2020 and the earlier of 60 days after the date of termination of the National Emergency or December 31, 2020, as applicable, are not troubled debt restructurings.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

In early April 2020, we developed internal programs of loan payment deferments for commercial and retail borrowers. For commercial borrowers, we offer 90-day (three payments) interest only amendments as well as 90-day (three payments) principal and interest payment deferments. Under the latter program, borrowers are extended a 12-month single payment note at 0% interest in an amount equal to three payments, with loan proceeds used to make the scheduled payments. As of June 30, 2020, we had processed 463 interest only amendments with loan balances aggregating $421 million and 242 principal and interest payment deferments with loan balances totaling $298 million and resulting single payment loans aggregating $8.1 million. The single payment notes receive a loan grade equal to the current loan grade of each respective borrowing relationship. For retail borrowers, we offer 90-day (three payments) principal and interest payment deferments, with deferred amounts added to the end of the loan. As of June 30, 2020, we had processed 260 principal and interest payment deferments with loan balances totaling $23.8 million. These payment deferral transactions largely applied to the borrowers’ April, May and June of 2020 loan payments.

We have also had some instances where commercial borrowers have subsequently requested and received an additional 90-day (three payments) interest only amendment or 90-day (three payments) principal and interest payment deferment. Under the latter program, the amount equal to the three payments is added to the original deferment note which has nine months remaining to maturity; however, the original 0% interest rate is modified to equal the rate associated with each borrower’s traditional lending relationship with us for the remainder of the term. As of July 31, 2020, we had processed an additional 16 interest only amendments with loan balances aggregating $31.0 million and 21 principal and interest payment deferments with loan balances totaling $117 million and resulting single payment loans aggregating $4.2 million. Additional 90-day (three payments) principal and interest payment deferments for retail borrowers have been nominal with loan balances aggregating less than $2.0 million through July 31, 2020.

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

A loan is considered to be impaired when, based on current information and events, it is probable we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of collateral if the loan is collateral dependent.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial institutions are not required to comply with the Current Expected Credit Loss (“CECL”) methodology requirements from the enactment date of the CARES Act until the earlier of the end of the President’s declaration of a National Emergency or December 31, 2020. An economic forecast is a key component of the CECL methodology. As we continue to experience an unprecedented economic environment whereby a sizable portion of the economy has been significantly impacted by shelter in place declarations and similar reactions by businesses and individuals, substantial government stimulus has been provided to businesses, individuals and state and local governments and financial institutions have offered businesses and individuals payment relief options, economic forecasts are regularly revised and there continues to be no economic forecast consensus. Given the high degree of uncertainty surrounding economic forecasting, we have elected to postpone the adoption of CECL, and will continue to use our incurred loan loss reserve model as permitted.

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

Goodwill and Core Deposit Intangible: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. A more frequent assessment is performed should events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We may elect to perform a qualitative assessment for the annual impairment test. If the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, then we would be required to perform a quantitative test for goodwill impairment. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. In 2019, we elected to perform a qualitative assessment for our annual impairment test and concluded it was more likely than not our fair value was greater than its carrying amount; therefore, no further testing was required.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

Due to current stressed economic and market conditions, we assessed goodwill for impairment as of March 31, 2020 and June 30, 2020. For March 31, 2020, we used a discounted income approach and a market valuation model, which compared the inherent value of our company to valuations of recent transactions in the market place to determine if our goodwill had been impaired. It was determined goodwill was not impaired as of March 31, 2020. For June 30, 2020, we used the Step 0 methodology for which we assessed the macro and microeconomic conditions, industry and market conditions, financial performance, and our underlying stock performance. We concluded it was more likely than not our fair value was greater than its carrying amount; therefore, no further testing was required.

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

The first known case in the State of Michigan was identified on March 10, 2020, which triggered a State of Emergency response from Governor Whitmer. Soon thereafter, Governor Whitmer ordered the closure of all K-12 school buildings until early April, which was later amended to suspend all face-to-face instruction for the remainder of the 2019-2020 school year. In mid- March, Governor Whitmer ordered all bars, restaurants, entertainment venues and other similar businesses to partially close for two weeks, and banned all gatherings of more than 50 people for the period of mid- March into early April. On March 24, 2020, Governor Whitmer issued a state-wide stay-at-home order limiting all non-essential travel and discontinuing all non-essential business services and operations. The order was originally set to expire on April 13, 2020; however, the order was extended, and expanded with additional restrictions, until April 30, 2020. On April 24, 2020, Governor Whitmer issued an amended stay-at-home order that was scheduled to expire on May 15, 2020 to replace the stay-at-home order that was scheduled to expire on April 30, 2020. On May 7, 2020, Governor Whitmer issued an amended stay-at-home order that expired on May 28, 2020 to replace the stay-at-home order that was scheduled to expire on May 15, 2020. The amended orders reduced some of the restrictions from the previous orders, permitting certain activities in limited or restricted capacities. The stay-at-home order was lifted effective June 5, 2020; however, restrictions on indoor and outdoor gatherings remain, businesses are required to ensure CDC-recommended guidelines are followed and certain industries remain significantly impacted. An increase in COVID-19 cases in Michigan near the end of the second quarter and into the third quarter has temporarily delayed further re-opening activities, and Governor Whitmer has indicated a willingness to reinstitute restrictions on activities of businesses and consumers.

Responding to the Coronavirus Pandemic and Governor Whitmer’s stay-at-home orders, by March 23, 2020, over 75% of our employees were working from home. In addition, beginning on March 18, 2020 our branch lobbies were allowing face-to-face contact with customers by appointment only. On March 25, 2020, we enhanced our social distancing response by closing our branch lobbies to all customers, with all banking transactions conducted via drive-thru, virtual banking machines, online banking and our call center. We have developed comprehensive social distancing guidelines and associated protocols using information provided by the CDC and other federal and state government agencies, and started to return our employees to their work locations in mid- June. On June 26, 2020, we re-opened our branch lobbies, and virtually all of our employees were back to their physical work locations by July 1, 2020.

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

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Coronavirus Pandemic is a highly unusual, unprecedented and evolving public health and economic crisis and may have a negative material impact on our financial condition and results of operations. We are in an asset-sensitive position, whereby interest rate environments characterized by numerous and/or high magnitude interest rate reductions have a negative impact on our net interest income and net income. Additionally, the consequences of the unprecedented economic impact of the Coronavirus Pandemic are likely to result in declining asset quality, reflected by a higher level of loan delinquencies and loan charge-offs, as well as downgrades of commercial lending relationships, which will necessitate additional provisions for our allowance and reduced net income.

The Paycheck Protection Program (“PPP”) reflects a substantial expansion of the Small Business Administration’s 100% guaranteed 7(a) loan program. The CARES Act authorized up to $350 billion in loans to businesses with fewer than 500 employees, including non-profit organizations, tribal business concerns, self-employed and individual contractors. The PPP provides 100% guaranteed loans to cover specific operating costs, with the maximum loan size capped at the lesser of 250% of the average monthly payroll costs or $10.0 million. PPP loans are eligible to be forgiven based upon certain criteria. In general, the amount of the loan that is forgivable is the sum of the payroll costs, interest payments on mortgages, rent and utilities incurred or paid by the business during a prescribed period beginning on the loan origination date. Any remaining balance after forgiveness is maintained at the 100% guarantee for the duration of the loan. The loan tenor is 24 months for loans originated prior to June 5, 2020 and 60 months for loans originated on or after June 5, 2020. Loans originated prior to June 5, 2020 can be modified to a tenor of 60 months upon the mutual agreement of the lender and borrower. To date, we have not modified the maturity date of any loans made prior to June 5, 2020. The interest rate on the loan is fixed at 1.00%, with the financial institution receiving a loan origination fee ranging from 1% to 5% of the loan amount paid by the Small Business Administration. The loan origination fees, net of the direct origination costs, totaled $14.7 million during the second quarter of 2020 and are being accreted into interest income on loans using the level yield methodology. The program was originally scheduled to end on June 30, 2020, but was recently modified to now end effective August 8, 2020. Participation in the PPP has had a significant impact on the composition of our loan and deposit portfolios and our net interest income starting during the second quarter of 2020, which is expected to remain for at least most of the remainder of 2020. As of July 31, 2020, we had originated almost 2,200 loans aggregating $550 million under the PPP.

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

In April, 2020, the Federal Reserve initiated the PPPLF, which is designed to facilitate lending by financial institutions to small businesses under the PPP. Only PPP loans are eligible to serve as collateral for the PPPLF, with each dollar of PPP loans providing one dollar of advance availability. The maturity date of an extension of credit under the PPPLF will equal the maturity date of the pool of PPP loans pledged to secure the extension of credit. Any principal payments received by the financial institution on the PPP loans, such as PPP loan forgiveness payments from the Small Business Administration or principal payments from the borrower after the initial six-month deferment period, must be used to pay down the PPPLF advance by the same dollar amount, maintaining the dollar-for-dollar advance amount and PPP aggregate loan balance relationship. The interest rate on PPPLF advances is fixed at 0.35%. No PPPLF advances can be obtained after September 30, 2020. We obtained a PPPLF advance in the amount of $43.7 million in late April 2020 and paid it off in full in early June 2020. As of June 30, 2020, we had no advances outstanding under the PPPLF. We may obtain additional PPPLF advances as our borrowers utilize PPP loan proceeds for permissible purposes.

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

Financial institutions are not required to comply with the CECL methodology requirements from the enactment date of the CARES Act until the earlier of the end of the National Emergency or December 31, 2020. We elected to postpone CECL adoption as permitted. An economic forecast is a key component of the CECL methodology. As we continue to experience an unprecedented economic environment whereby a sizable portion of the economy has been significantly impacted by shelter in place declarations and similar reactions by businesses and individuals, substantial government stimulus has been provided to businesses, individuals and state and local governments, and financial institutions have offered businesses and individuals payment relief options, economic forecasts are regularly updated and there is no economic forecast consensus. Given the high degree of uncertainty surrounding economic forecasting, we have elected to postpone the adoption of CECL, and will continue to use our incurred loan loss reserve model as permitted. Had we adopted CECL on January 1, 2020, the allowance would have decreased by $1.0 million, resulting in an increase to retained earnings of $0.8 million.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.    SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
U.S. Government agency debt obligations	$161,575,000	$957,000	$(35,000)	$162,497,000
Mortgage-backed securities	34,765,000	1,269,000	(1,000)	36,033,000
Municipal general obligation bonds	97,171,000	5,296,000	0	102,467,000
Municipal revenue bonds	5,947,000	217,000	0	6,164,000
Other investments	500,000	0	0	500,000

	$299,958,000	$7,739,000	$(36,000)	$307,661,000

December 31, 2019
U.S. Government agency debt obligations	$185,103,000	$2,449,000	$(1,142,000)	$186,410,000
Mortgage-backed securities	41,998,000	554,000	(82,000)	42,470,000
Municipal general obligation bonds	98,245,000	2,864,000	(30,000)	101,079,000
Municipal revenue bonds	4,133,000	63,000	0	4,196,000
Other investments	500,000	0	0	500,000

	$329,979,000	$5,930,000	$(1,254,000)	$334,655,000

Securities with unrealized losses at June 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2020
U.S. Government agency debt obligations	$16,370,000	$35,000	$0	$0	$16,370,000	$35,000
Mortgage-backed securities	0	0	26,000	1,000	26,000	1,000
Municipal general obligation bonds	0	0	0	0	0	0
Municipal revenue bonds	0	0	0	0	0	0

	$16,370,000	$35,000	$26,000	$1,000	$16,396,000	$36,000

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

At June 30, 2020, ten debt securities with fair values totaling $16.4 million have unrealized losses aggregating less than $0.1 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that the unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary.

The amortized cost and fair value of debt securities at June 30, 2020, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.    SECURITIES (Continued)

	Weighted Average Yield	Amortized Cost	Fair Value

Due in 2020	4.11%	$410,000	$412,000
Due in 2021 through 2025	1.97	60,097,000	61,369,000
Due in 2026 through 2030	2.13	133,632,000	137,347,000
Due in 2031 and beyond	2.64	70,554,000	72,000,000
Mortgage-backed securities	2.57	34,765,000	36,033,000
Other investments	4.50	500,000	500,000

Total available for sale securities	2.27%	$299,958,000	$307,661,000

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $98.5 million and $96.5 million at June 30, 2020 and December 31, 2019, respectively, with estimated market values of $104 million and $99.4 million, respectively. Securities issued by all other states and their political subdivisions had a combined amortized cost of $4.6 million and $5.9 million at June 30, 2020 and December 31, 2019, respectively, with estimated market values of $4.6 million and $5.9 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $168 million and $103 million at June 30, 2020 and December 31, 2019, respectively. Investments in Federal Home Loan Bank stock are restricted and may only be resold or redeemed by the issuer.

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

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Our total loans at June 30, 2020 were $3.33 billion compared to $2.86 billion at December 31, 2019, an increase of $476 million, or 16.7%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at June 30, 2020 and December 31, 2019, and the percentage change in loans from the end of 2019 to the end of the second quarter of 2020, are as follows:

					Percent
	June 30, 2020		December 31, 2019		Increase
	Balance	%	Balance	%	(Decrease)

Commercial:
Commercial and industrial (1)	$1,307,455,000	39.2%	$846,551,000	29.6%	54.4%
Vacant land, land development, and residential construction	52,984,000	1.6	56,119,000	2.0	(5.6)
Real estate – owner occupied	567,621,000	17.0	579,003,000	20.3	(2.0)
Real estate – non-owner occupied	841,145,000	25.2	835,346,000	29.2	0.7
Real estate – multi-family and residential rental	132,047,000	4.0	124,525,000	4.4	6.0
Total commercial	2,901,252,000	87.0	2,441,544,000	85.5	18.8

Retail:
Home equity and other	64,743,000	2.0	75,374,000	2.6	(14.1)
1-4 family mortgages	367,061,000	11.0	339,749,000	11.9	8.0
Total retail	431,804,000	13.0	415,123,000	14.5	4.0

Total loans	$3,333,056,000	100.0%	$2,856,667,000	100.0%	16.7%

(1)	For June 30, 2020, includes $549 million in loans originated under the Paycheck Protection Program.

Nonperforming loans as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	3,212,000	2,284,000

Total nonperforming loans	$3,212,000	$2,284,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The recorded principal balance of nonperforming loans was as follows:

	June 30, 2020	December 31, 2019
Commercial:
Commercial and industrial	$98,000	$0
Vacant land, land development, and residential construction	198,000	0
Real estate – owner occupied	275,000	134,000
Real estate – non-owner occupied	25,000	0
Real estate – multi-family and residential rental	0	2,000
Total commercial	596,000	136,000

Retail:
Home equity and other	250,000	255,000
1-4 family mortgages	2,366,000	1,893,000
Total retail	2,616,000	2,148,000

Total nonperforming loans	$3,212,000	$2,284,000

An age analysis of past due loans is as follows as of June 30, 2020:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing

Commercial:
Commercial and industrial	$0	$0	$38,000	$38,000	$1,307,417,000	$1,307,455,000	$0
Vacant land, land development, and residential construction	0	22,000	198,000	220,000	52,764,000	52,984,000	0
Real estate – owner occupied	0	0	181,000	181,000	567,440,000	567,621,000	0
Real estate – non-owner occupied	0	25,000	0	25,000	841,120,000	841,145,000	0
Real estate – multi-family and residential rental	0	0	0	0	132,047,000	132,047,000	0
Total commercial	0	47,000	417,000	464,000	2,900,788,000	2,901,252,000	0

Retail:
Home equity and other	49,000	39,000	90,000	178,000	64,565,000	64,743,000	0
1-4 family mortgages	238,000	96,000	429,000	763,000	366,298,000	367,061,000	0
Total retail	287,000	135,000	519,000	941,000	430,863,000	431,804,000	0

Total past due loans	$287,000	$182,000	$936,000	$1,405,000	$3,331,651,000	$3,333,056,000	$0

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans as of June 30, 2020, and average impaired loans for the three and six months ended June 30, 2020, were as follows:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Second Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$8,784,000	$8,753,000		$9,460,000	$9,016,000
Vacant land, land development and residential construction	538,000	453,000		326,000	246,000
Real estate – owner occupied	4,434,000	4,375,000		4,316,000	3,100,000
Real estate – non-owner occupied	25,000	25,000		12,000	67,000
Real estate – multi-family and residential rental	21,000	0		2,000	4,000
Total commercial	13,802,000	13,606,000		14,116,000	12,433,000
Retail:
Home equity and other	1,359,000	1,274,000		1,273,000	1,252,000
1-4 family mortgages	4,561,000	2,571,000		2,627,000	2,407,000
Total retail	5,920,000	3,845,000		3,900,000	3,659,000

Total with no related allowance recorded	$19,722,000	$17,451,000		$18,016,000	$16,092,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Second Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance
With an allowance recorded
Commercial:
Commercial and industrial	$1,331,000	$1,330,000	$1,006,000	$1,751,000	$1,320,000
Vacant land, land development and residential construction	0	0	0	192,000	128,000
Real estate – owner occupied	49,000	49,000	2,000	126,000	443,000
Real estate – non-owner occupied	170,000	170,000	3,000	85,000	57,000
Real estate – multi-family and residential rental	1,000	1,000	0	0	0
Total commercial	1,551,000	1,550,000	1,011,000	2,154,000	1,948,000
Retail:
Home equity and other	596,000	577,000	339,000	486,000	486,000
1-4 family mortgages	662,000	662,000	162,000	638,000	544,000
Total retail	1,258,000	1,239,000	501,000	1,124,000	1,030,000

Total with an allowance recorded	$2,809,000	$2,789,000	$1,512,000	$3,278,000	$2,978,000

Total impaired loans:
Commercial	$15,353,000	$15,156,000	$1,011,000	$16,270,000	$14,381,000
Retail	7,178,000	5,084,000	501,000	5,024,000	4,689,000
Total impaired loans	$22,531,000	$20,240,000	$1,512,000	$21,294,000	$19,070,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans as of December 31, 2019, and average impaired loans for the three and six months ended June 30, 2019, were as follows:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Second Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$8,129,000	$8,129,000		$10,214,000	$9,810,000
Vacant land, land development and residential construction	85,000	85,000		90,000	91,000
Real estate – owner occupied	715,000	667,000		2,083,000	1,996,000
Real estate – non-owner occupied	178,000	178,000		175,000	117,000
Real estate – multi-family and residential rental	29,000	9,000		89,000	68,000
Total commercial	9,136,000	9,068,000		12,651,000	12,082,000
Retail:
Home equity and other	1,279,000	1,209,000		1,360,000	1,222,000
1-4 family mortgages	3,272,000	1,968,000		2,201,000	2,214,000
Total retail	4,551,000	3,177,000		3,561,000	3,436,000

Total with no related allowance recorded	$13,687,000	$12,245,000		$16,212,000	$15,518,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Second Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance
With an allowance recorded
Commercial:
Commercial and industrial	$460,000	$458,000	$202,000	$9,687,000	$8,184,000
Vacant land, land development and residential construction	0	0	0	0	0
Real estate – owner occupied	1,078,000	1,078,000	982,000	1,384,000	1,858,000
Real estate – non-owner occupied	0	0	0	47,000	101,000
Real estate – multi-family and residential rental	0	0	0	65,000	90,000
Total commercial	1,538,000	1,536,000	1,184,000	11,183,000	10,233,000
Retail:
Home equity and other	502,000	485,000	356,000	572,000	672,000
1-4 family mortgages	358,000	356,000	83,000	639,000	663,000
Total retail	860,000	841,000	439,000	1,211,000	1,335,000

Total with an allowance recorded	$2,398,000	$2,377,000	$1,623,000	$12,394,000	$11,568,000

Total impaired loans:
Commercial	$10,674,000	$10,604,000	$1,184,000	$23,834,000	$22,315,000
Retail	5,411,000	4,018,000	439,000	4,772,000	4,771,000
Total impaired loans	$16,085,000	$14,622,000	$1,623,000	$28,606,000	$27,086,000

Impaired loans for which no allocation of the allowance for loan losses has been made generally reflect situations whereby the loans have been charged-down to estimated fair value. Interest income recognized on accruing troubled debt restructurings totaled $0.4 million and $0.2 million during the second quarters of 2020 and 2019, respectively, and $0.6 million and $0.5 million during the first six months of 2020 and 2019, respectively. No interest income was recognized on nonaccrual loans during the second quarter and first six months of 2020 or during the respective 2019 periods. Lost interest income on nonaccrual loans totaled less than $0.1 million during the second quarters of 2020 and 2019, and $0.1 million and less than $0.1 million during the first six months of 2020 and 2019, respectively.

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

Credit quality indicators were as follows as of June 30, 2020:

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4 (1)	$1,008,010,000	$21,500,000	$309,221,000	$545,764,000	$73,394,000
Grades 5 – 7	289,342,000	30,914,000	253,695,000	294,423,000	58,461,000
Grades 8 – 9	10,103,000	570,000	4,705,000	958,000	192,000
Total commercial	$1,307,455,000	$52,984,000	$567,621,000	$841,145,000	$132,047,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Performing	64,493,000	364,695,000
Nonperforming	250,000	2,366,000
Total retail	$64,743,000	$367,061,000

(1)	Included in Commercial and Industrial Loans Grades 1 – 4 are $549 million of loans originated under the Paycheck Protection Program.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Credit quality indicators were as follows as of December 30, 2019:

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

Grade 5.

“Acceptable” Loans with this rating exhibit acceptable sources of repayment and conform with most bank policies and all regulatory requirements. These are loans for which repayment risks are satisfactory.

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

Grade 8.

“Substandard” Loans with this rating are inadequately protected by current sound net worth, paying capacity of the obligor, or of the pledged collateral, if any. A Substandard loan normally has one or more well-defined weaknesses that jeopardize the repayment of the debt. They are characterized by the distinct possibility of loss if the deficiencies are not corrected.

Grade 9.	“Doubtful” Loans with this rating exhibit all the weaknesses inherent in the Substandard classification and where collection or liquidation in full is highly questionable and improbable.

Grade 10.	“Loss” Loans with this rating are considered uncollectable, and of such little value that continuance as an active asset is not warranted.

The primary risk elements with respect to commercial loans are the financial condition of the borrower, the sufficiency of collateral, and timeliness of scheduled payments. We have a policy of requesting and reviewing periodic financial statements from commercial loan customers and employ a disciplined and formalized review of the existence of collateral and its value. The primary risk element with respect to each residential real estate loan and consumer loan is the timeliness of scheduled payments. We have a reporting system that monitors past due loans and have adopted policies to pursue creditors’ rights in order to preserve our collateral position.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses and the recorded investments in loans as of and during the three and six months ended June 30, 2020 are as follows:

	Commercial Loans	Retail Loans	Unallocated	Total

Allowance for loan losses:
Balance at March 31, 2020	$21,750,000	$3,078,000	$0	$24,828,000
Provision for loan losses	6,466,000	1,074,000	60,000	7,600,000
Charge-offs	(301,000)	(34,000)	0	(335,000)
Recoveries	47,000	106,000	0	153,000
Ending balance	$27,962,000	$4,224,000	$60,000	$32,246,000

Allowance for loan losses:
Balance at December 31, 2019	$21,070,000	$2,749,000	$70,000	$23,889,000
Provision for loan losses	7,039,000	1,321,000	(10,000)	8,350,000
Charge-offs	(314,000)	(61,000)	0	(375,000)
Recoveries	167,000	215,000	0	382,000
Ending balance	$27,962,000	$4,224,000	$60,000	$32,246,000

Ending balance: individually evaluated for impairment	$1,011,000	$501,000	$0	$1,512,000

Ending balance: collectively evaluated for impairment	$26,951,000	$3,723,000	$60,000	$30,734,000

Total loans:
Ending balance	$2,901,252,000	$431,804,000		$3,333,056,000

Ending balance: individually evaluated for impairment	$15,156,000	$5,084,000		$20,240,000

Ending balance: collectively evaluated for impairment	$2,886,096,000	$426,720,000		$3,312,816,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses for loans during the three and six months ended June 30, 2019 and the recorded investments in loans as of December 31, 2019 are as follows:

	Commercial Loans	Retail Loans	Unallocated	Total

Allowance for loan losses:
Balance at March 31, 2019	$20,211,000	$2,696,000	$228,000	$23,135,000
Provision for loan losses	1,015,000	16,000	(131,000)	900,000
Charge-offs	(2,000)	(75,000)	0	(77,000)
Recoveries	47,000	48,000	0	95,000
Ending balance	$21,271,000	$2,685,000	$97,000	$24,053,000

Allowance for loan losses:
Balance at December 31, 2018	$19,619,000	$2,717,000	$44,000	$22,380,000
Provision for loan losses	1,579,000	118,000	53,000	1,750,000
Charge-offs	(2,000)	(250,000)	0	(252,000)
Recoveries	75,000	100,000	0	175,000
Ending balance	$21,271,000	$2,685,000	$97,000	$24,053,000

Ending balance: individually evaluated for impairment	$2,149,000	$387,000	$0	$2,536,000

Ending balance: collectively evaluated for impairment	$19,122,000	$2,298,000	$97,000	$21,517,000

Total loans:
Ending balance	$2,441,544,000	$415,123,000		$2,856,667,000

Ending balance: individually evaluated for impairment	$10,986,000	$4,070,000		$15,056,000

Ending balance: collectively evaluated for impairment	$2,430,558,000	$411,053,000		$2,841,611,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the three months ended June 30, 2020 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance

Commercial:
Commercial and industrial	2	$6,000	$6,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	2	6,000	6,000

Retail:
Home equity and other	7	438,000	439,000
1-4 family mortgages	1	20,000	20,000
Total retail	8	458,000	459,000

Total loans	10	$464,000	$465,000

Loans modified as troubled debt restructurings during the six months ended June 30, 2020 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance

Commercial:
Commercial and industrial	8	$6,545,000	$6,542,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	8	4,261,000	3,659,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	16	10,806,000	10,201,000

Retail:
Home equity and other	10	503,000	505,000
1-4 family mortgages	1	20,000	20,000
Total retail	11	523,000	525,000

Total loans	27	$11,329,000	$10,726,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

 Loans modified as troubled debt restructurings during the three months ended June 30, 2019 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance

Commercial:
Commercial and industrial	3	$14,040,000	$14,337,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	1	1,567,000	1,567,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	4	15,607,000	15,904,000

Retail:
Home equity and other	4	93,000	94,000
1-4 family mortgages	3	122,000	122,000
Total retail	7	215,000	216,000

Total loans	11	$15,822,000	$16,120,000

Loans modified as troubled debt restructurings during the six months ended June 30, 2019 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance

Commercial:
Commercial and industrial	6	$14,429,000	$14,726,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	2	2,257,000	2,246,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	8	16,686,000	16,972,000

Retail:
Home equity and other	8	163,000	164,000
1-4 family mortgages	4	154,000	154,000
Total retail	12	317,000	318,000

Total loans	20	$17,003,000	$17,290,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended June 30, 2020 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	0	$0

The following loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the six months ended June 30, 2020 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0

Retail:
Home equity and other	0	0
1-4 family mortgages	1	32,000
Total retail	1	32,000

Total	1	$32,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during the three months ended June 30, 2020 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$12,204,000	$82,000	$3,811,000	$174,000	$3,000
Charge-Offs	0	0	0	0	0
Payments	(2,143,000)	(2,000)	(20,000)	(4,000)	(2,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	6,000	0	0	0	0
Ending Balance	$10,067,000	$80,000	$3,791,000	$170,000	$1,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$1,452,000	$715,000
Charge-Offs	0	0
Payments	(175,000)	(20,000)
Transfers to ORE	0	0
Net Additions/Deletions	438,000	20,000
Ending Balance	$1,715,000	$715,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during the six months ended June 30, 2020 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$8,587,000	$85,000	$1,145,000	$178,000	$7,000
Charge-Offs	0	0	0	0	0
Payments	(4,975,000)	(5,000)	(1,008,000)	(8,000)	(6,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	6,455,000	0	3,654,000	0	0
Ending Balance	$10,067,000	$80,000	$3,791,000	$170,000	$1,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$1,415,000	$724,000
Charge-Offs	0	0
Payments	(203,000)	(29,000)
Transfers to ORE	0	0
Net Additions/Deletions	503,000	20,000
Ending Balance	$1,715,000	$715,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during the three months ended June 30, 2019 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$15,610,000	$0	$3,695,000	$189,000	$21,000
Charge-Offs	0	0	0	0	0
Payments	(3,148,000)	0	(2,377,000)	(4,000)	(4,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	11,672,000	0	1,180,000	0	0
Ending Balance	$24,134,000	$0	$2,498,000	$185,000	$17,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$1,444,000	$600,000
Charge-Offs	(18,000)	0
Payments	(62,000)	(14,000)
Transfers to ORE	0	0
Net Additions/Deletions	102,000	120,000
Ending Balance	$1,466,000	$706,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

 Activity for loans categorized as troubled debt restructurings during the six months ended June 30, 2019 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$14,138,000	$0	$3,100,000	$210,000	$24,000
Charge-Offs	0	0	0	0	0
Payments	(4,814,000)	0	(2,425,000)	(25,000)	(7,000)
Transfers to ORE	0	0	(97,000)	0	0
Net Additions/Deletions	14,810,000	0	1,920,000	0	0
Ending Balance	$24,134,000	$0	$2,498,000	$185,000	$17,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$1,402,000	$578,000
Charge-Offs	(18,000)	0
Payments	(90,000)	(24,000)
Transfers to ORE	0	0
Net Additions/Deletions	172,000	152,000
Ending Balance	$1,466,000	$706,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance related to loans categorized as troubled debt restructurings was as follows:

	June 30, 2020	December 31, 2019

Commercial:
Commercial and industrial	$946,000	$202,000
Vacant land, land development, and residential construction	0	0
Real estate – owner occupied	2,000	982,000
Real estate – non-owner occupied	3,000	0
Real estate – multi-family and residential rental	0	0
Total commercial	951,000	1,184,000

Retail:
Home equity and other	288,000	311,000
1-4 family mortgages	154,000	83,000
Total retail	442,000	394,000

Total related allowance	$1,393,000	$1,578,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	June 30, 2020	December 31, 2019

Land and improvements	$17,218,000	$17,039,000
Buildings	55,580,000	52,847,000
Furniture and equipment	21,790,000	22,712,000
	94,588,000	92,598,000
Less: accumulated depreciation	35,433,000	35,271,000

Premises and equipment, net	$59,155,000	$57,327,000

Depreciation expense totaled $1.3 million and $0.9 million during the second quarters of 2020 and 2019, respectively. Depreciation expense totaled $2.5 million during the first six months of 2020, compared to $1.9 million during the first six months of 2019.

5.    DEPOSITS

Our total deposits at June 30, 2020 totaled $3.26 billion, an increase of $572 million, or 21.3%, from December 31, 2019. The components of our outstanding balances at June 30, 2020 and December 31, 2019, and percentage change in deposits from the end of 2019 to the end of the second quarter of 2020, are as follows:

	June 30, 2020		December 31, 2019		Percent Increase
	Balance	%	Balance	%	(Decrease)

Noninterest-bearing demand	$1,445,620,000	44.3%	$924,916,000	34.4%	56.3%
Interest-bearing checking	382,522,000	11.7	332,373,000	12.3	15.1
Money market	541,929,000	16.6	509,368,000	18.9	6.4
Savings	301,881,000	9.2	269,318,000	10.0	12.1
Time, under $100,000	178,838,000	5.5	198,123,000	7.4	(9.7)
Time, $100,000 and over	334,781,000	10.3	322,827,000	12.0	3.7
Total local deposits	3,185,571,000	97.6	2,556,925,000	95.0	24.6

Out-of-area time, under $100,000	0	NA	0	NA	NA
Out-of-area time, $100,000 and over	76,709,000	2.4	133,459,000	5.0	(42.5)
Total out-of-area deposits	76,709,000	2.4	133,459,000	5.0	(42.5)

Total deposits	$3,262,280,000	100.0%	$2,690,384,000	100.0%	21.3%

Total time deposits of more than $250,000 totaled $289 million and $320 million at June 30, 2020 and December 31, 2019, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements follows:

	Six Months Ended June 30, 2020	Twelve Months Ended December 31, 2019

Outstanding balance at end of period	$167,527,000	$102,675,000
Average interest rate at end of period	0.10%	0.17%

Average daily balance during the period	$123,486,000	$105,234,000
Average interest rate during the period	0.13%	0.24%
Maximum daily balance during the period	$167,527,000	$133,411,000

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

7.     FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES

Federal Home Loan Bank of Indianapolis (“FHLBI”) advances totaled $394 million at June 30, 2020, and mature at varying dates from November 2021 through June 2027, with fixed rates of interest from 0.55% to 3.18% and averaging 2.06%. FHLBI advances totaled $354 million at December 31, 2019, and were scheduled to mature at varying dates from April 2020 through June 2025, with fixed rates of interest from 1.36% to 3.18% and averaging 2.45%. In June 2020, we executed a blend and extend transaction with the FHLBI to extend the duration of the FHLBI advance portfolio as part our interest rate risk management program. We prepaid seven advances aggregating $70.0 million with maturities ranging from August 2020 through October 2021 and fixed interest rates from 1.36% to 2.84% and averaging 1.97%, using the proceeds from seven new advances aggregating $70.0 million with maturities ranging from June 2024 through June 2027 and fixed interest rates from 0.55% to 1.18% and averaging 0.84%. Prepayment fees totaling $0.9 million were embedded into the fixed rates on the newly obtained advances, equating to 0.22% of the 0.84% average rate of the new advances.

Each advance is payable at its maturity date and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of June 30, 2020 totaled about $775 million, with remaining availability based on collateral approximating $375 million.

Maturities of currently outstanding FHLBI advances are as follows:

2020	$0
2021	20,000,000
2022	94,000,000
2023	80,000,000
2024	80,000,000
Thereafter	120,000,000

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on our credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. There was no liability balance for these instruments as of June 30, 2020 and December 31, 2019.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at June 30, 2020 and December 31, 2019 follows:

	June 30, 2020	December 31, 2019

Commercial unused lines of credit	$862,725,000	$776,493,000
Unused lines of credit secured by 1 – 4 family residential properties	60,196,000	60,858,000
Credit card unused lines of credit	63,951,000	58,199,000
Other consumer unused lines of credit	23,080,000	18,135,000
Commitments to make loans	175,951,000	101,961,000
Standby letters of credit	21,427,000	22,798,000
	$1,207,330,000	$1,038,444,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.    FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	Level in	June 30, 2020		December 31, 2019
	Fair Value Hierarchy	Carrying Values	Fair Values	Carrying Values	Fair Values

Financial assets:
Cash	Level 1	$18,930	$18,930	$16,430	$16,430
Cash equivalents	Level 2	452,297	452,297	217,301	217,301
Securities available for sale	(1)	307,661	307,661	334,655	334,655
FHLBI stock	(2)	18,002	18,002	18,002	18,002
Loans, net	Level 3	3,259,673	3,346,702	2,827,800	2,887,168
Loans held for sale	Level 2	41,137	42,806	4,978	4,978
Mortgage servicing rights	Level 2	5,636	8,418	4,652	7,375
Accrued interest receivable	Level 2	9,290	9,290	9,944	9,944

Financial liabilities:
Deposits	Level 2	3,262,280	3,237,888	2,690,384	2,600,452
Repurchase agreements	Level 2	167,527	167,527	102,675	102,675
FHLBI advances	Level 2	394,000	413,915	354,000	361,887
Subordinated debentures	Level 2	47,222	46,172	46,881	46,140
Accrued interest payable	Level 2	3,011	3,011	3,949	3,949

(1)	See Note 10 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.

(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions; therefore, fair value is estimated at carrying amount.

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

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government agencies, and municipal general obligation and revenue bonds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information that becomes known to us necessitates an impairment. There was no such impairment as of June 30, 2020 or December 31, 2019. We have no Level 1 securities available for sale.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  FAIR VALUES (Continued)

Derivatives. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves.

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of June 30, 2020 and December 31, 2019, we determined the fair value of our mortgage loans held for sale to be $42.8 million and $5.0 million, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government agency debt obligations	$162,497,000	$0	$162,497,000	$0
Mortgage-backed securities	36,033,000	0	36,033,000	0
Municipal general obligation bonds	102,467,000	0	101,661,000	806,000
Municipal revenue bonds	6,164,000	0	6,164,000	0
Other investments	500,000	0	500,000	0
Total	$307,661,000	$0	$306,855,000	$806,000

There were no transfers in or out of Level 1, Level 2 or Level 3 during the first six months of 2020. The $1.2 million reduction in Level 3 municipal general obligation bonds during the first six months of 2020 reflects the scheduled maturities of such bonds.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2020 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$3,082,000	$0	$0	$3,082,000
Foreclosed assets	198,000	0	0	198,000
Total	$3,280,000	$0	$0	$3,280,000

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At June 30, 2020 and December 31, 2019, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since June 30, 2020 that we believe have changed our bank’s categorization.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  REGULATORY MATTERS (Continued)

Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
June 30, 2020
Total capital (to risk weighted assets)
Consolidated	$444,772	13.7%	$259,076	8.0%	$	NA	NA
Bank	436,832	13.5	259,017	8.0		323,771	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	412,526	12.7	194,307	6.0		NA	NA
Bank	404,587	12.5	194,263	6.0		259,017	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	367,379	11.3	145,730	4.5		NA	NA
Bank	404,587	12.5	145,697	4.5		210,452	6.5
Tier 1 capital (to average assets)
Consolidated	412,526	10.2	161,668	4.0		NA	NA
Bank	404,587	10.0	161,639	4.0		202,048	5.0

December 31, 2019
Total capital (to risk weighted assets)
Consolidated	$429,038	13.1%	$262,141	8.0%	$	NA	NA
Bank	424,917	13.0	262,088	8.0		327,610	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	405,148	12.4	196,606	6.0		NA	NA
Bank	401,027	12.2	196,566	6.0		262,088	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	360,342	11.0	147,454	4.5		NA	NA
Bank	401,027	12.2	147,425	4.5		212,947	6.5
Tier 1 capital (to average assets)
Consolidated	405,148	11.3	143,689	4.0		NA	NA
Bank	401,027	11.2	143,670	4.0		179,588	5.0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  REGULATORY MATTERS (Continued)

Our consolidated capital levels as of June 30, 2020 and December 31, 2019 include $45.1 million and $44.8 million, respectively, of trust preferred securities. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of June 30, 2020 and December 31, 2019, all $45.1 million and $44.8 million, respectively, of the trust preferred securities were included in our consolidated Tier 1 capital.

Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of June 30, 2020, our bank meets all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 16, 2020, our Board of Directors declared a cash dividend on our common stock in the amount of $0.28 per share that was paid on March 18, 2020 to shareholders of record as of March 6, 2020. On April 16, 2020, our Board of Directors declared a cash dividend on our common stock in the amount of $0.28 per share that was paid on June 17, 2020 to shareholders of record as of June 5, 2020. On July 16, 2020, our Board of Directors declared a cash dividend on our common stock in the amount of $0.28 per share that will be paid on September 16, 2020 to shareholders of record as of September 4, 2020.

In May 2019, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. This stock repurchase plan was instituted in conjunction with the completion of our existing program that was introduced in January 2015 and later expanded in April 2016. During the first six months of 2020, we repurchased a total of 222,385 shares at a total price of $6.3 million, at an average price per share of $28.25. During the period of January 2015 through March 31, 2020, we repurchased a total of about 1.6 million shares at a total price of $38.9 million, at an average price per share of $24.13. Availability under our current repurchase plan totals $10.1 million. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank.

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

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC and Mercantile Insurance Center, Inc., at June 30, 2020 and December 31, 2019 and the results of operations for the three months and six months ended June 30, 2020 and June 30, 2019. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

Critical Accounting Policies

GAAP is complex and requires us to apply significant judgment to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements included in this report. For a discussion of our significant accounting policies, see Note 1 of the Notes to our Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2019 (Commission file number 000-26719). Our critical accounting policies are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements, and actual results may differ from those estimates. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

MERCANTILE BANK CORPORATION

Allowance for Loan Losses: The allowance for loan losses (“allowance”) is maintained at a level we believe is adequate to absorb probable incurred losses identified and inherent in the loan portfolio. Our evaluation of the adequacy of the allowance is an estimate based on past loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, guidance from bank regulatory agencies, and assessments of the impact of current and anticipated economic conditions on the loan portfolio. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off. Loan losses are charged against the allowance when we believe the uncollectability of a loan is likely. The balance of the allowance represents our best estimate, but significant downturns in circumstances relating to loan quality or economic conditions could result in a requirement for an increased allowance in the future. Likewise, an upturn in loan quality or improved economic conditions may result in a decline in the required allowance in the future. In either instance, unanticipated changes could have a significant impact on the allowance and operating results. Loans made under the Payment Protection Program are fully guaranteed by the Small Business Administration; therefore, such loans do not have an associated allowance.

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

Financial institutions are not required to comply with the Current Expected Credit Loss (“CECL”) methodology requirements from the enactment date of the CARES Act until the earlier of the end of the President’s declaration of a National Emergency or December 31, 2020. An economic forecast is a key component of the CECL methodology. As we continue to experience an unprecedented economic environment whereby a sizable portion of the economy has been significantly impacted by shelter in place declarations and similar reactions by businesses and individuals, substantial government stimulus has been provided to businesses, individuals and state and local governments and financial institutions have offered businesses and individuals payment relief options, economic forecasts are regularly revised and there continues to be no economic forecast consensus. Given the high degree of uncertainty surrounding economic forecasting, we have elected to postpone the adoption of CECL, and will continue to use our incurred loan loss reserve model as permitted.

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

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. A more frequent assessment is performed if conditions in the market place or changes in the company’s organizational structure occur. Due to current stressed economic and market conditions, we assessed goodwill for impairment as of March 31, 2020 and June 30, 2020. For March 31, 2020, we used a discounted income approach and a market valuation model, which compared the inherent value of our company to valuations of recent transactions in the market place to determine if our goodwill had been impaired. It was determined goodwill was not impaired as of March 31, 2020. For June 30, 2020, we used the Step 0 methodology for which we assessed the macro and microeconomic conditions, industry and market conditions, financial performance, and our underlying stock performance. We concluded it was more likely than not our fair value was greater than its carrying amount; therefore, no further testing was required.

MERCANTILE BANK CORPORATION

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

The first known case in the State of Michigan was identified on March 10, 2020, which triggered a State of Emergency response from Governor Whitmer. Soon thereafter, Governor Whitmer ordered the closure of all K-12 school buildings until early April, which was later amended to suspend all face-to-face instruction for the remainder of the 2019-2020 school year. In mid-March, Governor Whitmer ordered all bars, restaurants, entertainment venues and other similar businesses to partially close for two weeks, and banned all gatherings of more than 50 people for the period of mid-March into early April. On March 24, 2020, Governor Whitmer issued a state-wide stay-at-home order limiting all non-essential travel and discontinuing all non-essential business services and operations. The order was originally set to expire on April 13, 2020; however, the order was extended, and expanded with additional restrictions, until April 30, 2020. On April 24, 2020, Governor Whitmer issued an amended stay-at-home order that was scheduled to expire on May 15, 2020 to replace the stay-at-home order that was scheduled to expire on April 30, 2020. On May 7, 2020, Governor Whitmer issued an amended stay-at-home order that expired on May 28, 2020 to replace the stay-at-home order that was scheduled to expire on May 15, 2020. The amended orders reduced some of the restrictions from the previous orders, permitting certain activities in limited or restricted capacities. The stay-at-home order was lifted effective June 5, 2020; however, restrictions on indoor and outdoor gatherings remain, businesses are required to ensure CDC-recommended guidelines are followed and certain industries remain significantly impacted. An increase in COVID-19 cases in Michigan near the end of the second quarter and into the third quarter has temporarily delayed further re-opening activities, and Governor Whitmer has indicated a willingness to reinstitute restrictions on activities of businesses and consumers.

MERCANTILE BANK CORPORATION

Responding to the Coronavirus Pandemic and Governor Whitmer’s stay-at-home orders, by March 23, 2020, over 75% of our employees were working from home. In addition, beginning on March 18, 2020 our branch lobbies were allowing face-to-face contact with customers by appointment only. On March 25, 2020, we enhanced our social distancing response by closing our branch lobbies to all customers, with all banking transactions conducted via drive-thru, virtual banking machines, online banking and our call center. We have developed comprehensive social distancing guidelines and associated protocols using information provided by the CDC and other federal and state government agencies, and started to return our employees to their work locations in mid-June. On June 26, 2020, we re-opened our branch lobbies, and virtually all of our employees were back to their physical work locations by July 1, 2020.

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

The Coronavirus Pandemic is a highly unusual, unprecedented and evolving public health and economic crisis and may have a material negative impact on our financial condition and results of operations. We are in an asset-sensitive position, whereby interest rate environments characterized by numerous and/or high magnitude interest rate reductions have a negative impact on our net interest income and net income. Additionally, the consequences of the unprecedented economic impact of the Coronavirus Pandemic are likely to result in declining asset quality, reflected by a higher level of loan delinquencies and loan charge-offs, as well as downgrades of commercial lending relationships, which would necessitate additional provisions for our allowance and reduced net income.

The following section summarizes the primary measures that directly impact us and our customers.

●	Paycheck Protection Program

The Paycheck Protection Program (“PPP”) reflects a substantial expansion of the Small Business Administration’s 100% guaranteed 7(a) loan program. The CARES Act authorized up to $350 billion in loans to businesses with fewer than 500 employees, including non-profit organizations, tribal business concerns, self-employed and individual contractors. The PPP provides 100% guaranteed loans to cover specific operating costs, with the maximum loan size capped at the lesser of 250% of the average monthly payroll costs or $10.0 million. PPP loans are eligible to be forgiven based upon certain criteria. In general, the amount of the loan that is forgivable is the sum of the payroll costs, interest payments on mortgages, rent and utilities incurred or paid by the business during a prescribed period beginning on the loan origination date. Any remaining balance after forgiveness is maintained at the 100% guarantee for the duration of the loan. The loan tenor is 24 months for loans originated prior to June 5, 2020 and 60 months for loans originated on or after June 5, 2020. Loans originated prior to June 5, 2020 can be modified to a tenor of 60 months upon the mutual agreement of the lender and borrower. To date, we have not modified the maturity date of any loans made prior to June 5, 2020. The interest rate on the loan is fixed at 1.00%, with the financial institution receiving a loan origination fee ranging from 1% to 5% of the loan amount paid by the Small Business Administration. The loan origination fees, net of the direct origination costs, totaled $14.7 million during the second quarter of 2020 and are being accreted into interest income on loans using the level yield methodology. The program was originally scheduled to end on June 30, 2020, but was recently modified to now end effective August 8, 2020. Participation in the PPP has had a significant impact on the composition of our loan and deposit portfolios and our net interest income starting during the second quarter of 2020, which is expected to remain for at least most of the remainder of 2020. As of July 31, 2020, we had originated almost 2,200 loans aggregating $550 million under the PPP.

MERCANTILE BANK CORPORATION

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

In early April 2020, we developed internal programs of loan payment deferments for commercial and retail borrowers. For commercial borrowers, we offer 90-day (three payments) interest only amendments as well as 90-day (three payments) principal and interest payment deferments. Under the latter program, borrowers are extended a 12-month single payment note at 0% interest in an amount equal to three payments, with loan proceeds used to make the scheduled payments. As of June 30, 2020, we had processed 463 interest only amendments with loan balances aggregating $421 million and 242 principal and interest payment deferments with loan balances totaling $298 million and resulting single payment loans aggregating $8.1 million. The single payment notes receive a loan grade equal to the current loan grade of each respective borrowing relationship. For retail borrowers, we offer 90-day (three payments) principal and interest payment deferments, with deferred amounts added to the end of the loan. As of June 30, 2020, we had processed 260 principal and interest payment deferments with loan balances totaling $23.8 million. These payment deferral transactions largely applied to the borrowers’ April, May and June of 2020 loan payments.

MERCANTILE BANK CORPORATION

We have also had some instances where commercial borrowers have subsequently requested and received an additional 90-day (three payments) interest only amendment or 90-day (three payments) principal and interest payment deferment. Under the latter program, the amount equal to the three payments is added to the original deferment note which has nine months remaining to maturity; however, the original 0% interest rate is modified to equal the rate associated with each borrower’s traditional lending relationship with us for the remainder of the term. As of July 31, 2020, we had processed an additional 16 interest only amendments with loan balances aggregating $31.0 million and 21 principal and interest payment deferments with loan balances totaling $117 million and resulting single payment loans aggregating $4.2 million. Additional 90-day (three payments) principal and interest payment deferments for retail borrowers have been nominal with loan balances aggregating less than $2.0 million through July 31, 2020.

In April, 2020, the Federal Reserve initiated the PPPLF, which is designed to facilitate lending by financial institutions to small businesses under the PPP. Only PPP loans are eligible to serve as collateral for the PPPLF, with each dollar of PPP loans providing one dollar of advance availability. The maturity date of an extension of credit under the PPPLF will equal the maturity date of the pool of PPP loans pledged to secure the extension of credit. Any principal payments received by the financial institution on the PPP loans, such as PPP loan forgiveness payments from the Small Business Administration or principal payments from the borrower after the initial six-month deferment period, must be used to pay down the PPPLF advance by the same dollar amount, maintaining the dollar-for-dollar advance amount and PPP aggregate loan balance relationship. The interest rate on PPPLF advances is fixed at 0.35%. No PPPLF advances can be obtained after September 30, 2020. We obtained a PPPLF advance in the amount of $43.7 million in late April 2020; however, the PPPLF advance was paid-off in full in early June 2020. As of June 30, 2020, we had no advances outstanding under the PPPLF. We may obtain additional PPPLF advances as our borrowers utilize PPP loan proceeds for permissible purposes.

Financial Overview

We reported net income of $8.7 million, or $0.54 per diluted share, for the second quarter of 2020, compared to net income of $11.7 million, or $0.71 per diluted share, during the second quarter of 2019. Net income for the first six months of 2020 totaled $19.4 million, or $1.19 per diluted share, compared to $23.5 million, or $1.43 per diluted share, during the first six months of 2019.

Proceeds from a bank owned life insurance claim during the second quarter of 2019 increased net income by $1.3 million, or $0.08 per diluted share. Excluding the impact of this transaction, diluted earnings per share decreased $0.09, or 14.3%, during the second quarter of 2020 compared to the second quarter of 2019. Proceeds from bank owned life insurance claims and a gain on the sale of a former branch facility during the first six months of 2019 increased reported net income by $3.1 million, or $0.19 per diluted share. Excluding the impacts of these transactions, diluted earnings per share decreased $0.05, or 4.0%, during the first six months of 2020 compared to the first six months of 2019.

We believe the overall quality of our loan portfolio remains strong, with nonperforming loans equaling only 0.10% of total loans as of June 30, 2020. Gross loan charge-offs totaled $0.3 million during the second quarter of 2020, and totaled $0.4 million for the first six months of the year, while recoveries of prior period loan charge-offs equaled $0.2 million and $0.4 million during the respective time periods. Net loan charge-offs, as a percentage of average total loans, equaled an annualized 0.02% during the second quarter, while a net loan recovery equaled an annualized less than 0.01% during the first six months of 2020. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

MERCANTILE BANK CORPORATION

Commercial loans increased $460 million during the first six months of 2020, and at June 30, 2020 totaled $2.90 billion, or 87.0% of our loan portfolio. As of December 31, 2019, the commercial loan portfolio comprised 85.5% of total loans. The increase in commercial loans during the first six months of 2020 primarily reflects PPP loan originations totaling $549 million, partially offset by a $109 million reduction in lines of credit balances. Commercial and industrial loans, which include PPP loans, were up $461 million, non-owner occupied commercial real estate (“CRE”) loans increased $5.8 million and multi-family and residential rental loans grew $7.5 million, while owner occupied CRE loans decreased $11.4 million and vacant land, land development and residential construction loans were down $3.1 million. We believe our loan portfolio remains well diversified. As a percentage of total commercial loans, commercial and industrial loans (excluding PPP loans) and owner occupied CRE loans combined equaled 56.3% as of June 30, 2020, compared to 58.4% at December 31, 2019. The new commercial loan pipeline remains strong, and at June 30, 2020, we had $78 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase.

We recorded a loan loss provision expense of $7.6 million during the second quarter of 2020, compared to $0.9 million during the second quarter of 2019. We recorded a loan loss provision expense of $8.4 million during the first six months of 2020, compared to $1.8 million during the first six months of 2019. The provision expense recorded during the 2020 periods primarily reflected an allocation associated with a newly-created Coronavirus Pandemic environmental factor (“COVID-19 factor”) and an increased allocation related to the existing economic conditions environmental factor. The COVID-19 factor was added to address the unique challenges and economic uncertainty resulting from the Coronavirus Pandemic and its potential impact on the collectability of the loan portfolio.

Noninterest income during the second quarter of 2020 was $11.0 million, compared to $6.3 million during the prior-year second quarter. Noninterest income during the second quarter of 2019 included a bank owned life insurance claim of $1.3 million. Excluding the impact of this transaction, noninterest income increased $5.9 million, or nearly 118%, during the current-year second quarter compared to the respective 2019 period. Noninterest income during the first six months of 2020 was $17.5 million, compared to $13.0 million during the same time period in 2019. Noninterest income during the first six months of 2019 included bank owned life insurance claims aggregating $2.6 million and a gain on the sale of a former branch facility of $0.6 million. Excluding the impacts of these transactions, noninterest income increased $7.7 million, or 79.2%, in the first six months of 2020 compared to the respective 2019 period. The higher level of noninterest income in both 2020 periods primarily reflected increased mortgage banking income. We originated $408 million in residential mortgage loans during the first six months of 2020, which was about 225% higher than originations during the first six months of 2019. The increase is primarily attributable to significant refinance activity stemming from the decreased interest rate environment coupled with the ongoing success of strategic initiatives that were designed to expand market penetration, enhance gain activities and operate more efficiently. Almost 75% of the residential mortgage loans originated during the first six months of 2020 consisted of refinance transactions, compared to about 43% during the first six months of 2019. Residential mortgage loans originated for sale, generally consisting of longer-term fixed rate residential mortgage loans, during the first six months of 2020 totaled $321 million, or about 79% of total mortgage loans originated. During the first six months of 2019, residential mortgage loans originated for sale totaled $70.9 million, or about 57% of total mortgage loans originated.

Financial Condition

Our total assets increased $681 million during the first six months of 2020, and totaled $4.31 billion as of June 30, 2020. Total loans increased $476 million and interest-earning deposits grew by $206 million, while securities available for sale decreased $27.0 million. Total deposits increased $572 million, sweep accounts were up $64.9 million and FHLBI advances increased $40.0 million during the first six months of 2020.

MERCANTILE BANK CORPORATION

Commercial loans increased $460 million during the first six months of 2020, and at June 30, 2020 totaled $2.90 billion, or 87.0% of the loan portfolio. As of December 31, 2019, the commercial loan portfolio comprised 85.5% of total loans. The increase in commercial loans during the first six months of 2020 primarily reflects PPP loan originations totaling $549 million, partially offset by a $109 million reduction in lines of credit balances. Commercial and industrial loans, which include PPP loans, were up $461 million, non-owner occupied CRE loans increased $5.8 million and multi-family and residential rental loans grew $7.5 million, while owner occupied CRE loans decreased $11.4 million and vacant land, land development and residential construction loans were down $3.1 million. As a percentage of total commercial loans, commercial and industrial loans (excluding PPP loans) and owner occupied CRE loans combined equaled 56.3% as of June 30, 2020, compared to 58.4% at December 31, 2019.

As of June 30, 2020, availability on existing construction and development loans totaled approximately $78 million, with most of those funds expected to be drawn over the next 12 to 18 months. Our current pipeline reports indicate continued strong commercial loan funding opportunities in future periods, including $176 million in new lending commitments, a majority of which we expect to be accepted and funded over the next 12 to 18 months. Our commercial lenders also report ongoing additional opportunities they are currently discussing with existing and potential new borrowers. We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship, as well as concentration limits we have established within our commercial loan portfolio. Usage of existing commercial lines of credit declined during the second quarter of 2020, largely reflecting the Coronavirus Pandemic and associated weakened economic conditions.

Residential mortgage loans increased $27.3 million during the first six months of 2020, totaling $367 million, or 11.0% of total loans, as of June 30, 2020. We originated $408 million in residential mortgage loans during the first six months of 2020, which was about 225% higher than originations during the first six months of 2019. The increase was primarily attributable to significant refinance activity stemming from the decreased interest rate environment coupled with the ongoing success of strategic initiatives that were designed to expand market penetration, enhance gain activities and operate more efficiently. Almost 75% of the residential mortgage loans originated during the first six months of 2020 consisted of refinance transactions, compared to approximately 43% during the first six months of 2019. Residential mortgage loans originated for sale, generally consisting of longer-term fixed rate residential mortgage loans, during the first six months of 2020 totaled $321 million, or approximately 79% of total mortgage loans originated. During the first six months of 2019, residential mortgage loans originated for sale totaled $70.9 million, or approximately 57% of total mortgage loans originated. Residential mortgage loans originated not sold are generally comprised of adjustable rate residential mortgage loans. We are pleased with the results of our strategic initiatives associated with the growth of our residential mortgage banking operation over the past few years, and remain optimistic that origination volumes will continue to be solid in future periods. We experienced an increase in the origination of purchase residential mortgage loans during the latter part of the second quarter, and as of June 30, 2020, the pipeline for purchase residential mortgage loan applications was at a record level.

Other consumer-related loans declined $10.6 million during the first six months of 2020, and at June 30, 2020 totaled $64.7 million, or 2.0% of total loans. Other consumer-related loans comprised 2.6% of total loans as of December 31, 2019. We expect this loan portfolio segment to decline in future periods as scheduled principal payments exceed anticipated new loan origination volumes.

MERCANTILE BANK CORPORATION

The following table summarizes our loan portfolio over the past twelve months:

	6/30/20	3/31/20	12/31/19	9/30/19	6/30/19
Commercial:
Commercial & Industrial	$1,307,455,000	$873,679,000	846,551,000	882,748,000	$881,196,000
Land Development & Construction	52,984,000	62,908,000	56,119,000	48,417,000	45,158,000
Owner Occupied Commercial RE	567,621,000	579,229,000	579,003,000	567,267,000	556,868,000
Non-Owner Occupied Commercial RE	841,145,000	823,366,000	835,346,000	883,080,000	852,844,000
Multi-Family & Residential Rental	132,047,000	133,148,000	124,525,000	126,855,000	128,489,000
Total Commercial	2,901,252,000	2,472,330,000	2,441,544,000	2,508,367,000	2,464,555,000

Retail:
1-4 Family Mortgages	367,061,000	356,338,000	339,749,000	346,094,000	335,618,000
Home Equity & Other Consumer Loans	64,743,000	72,875,000	75,374,000	78,552,000	81,320,000
Total Retail	431,804,000	429,213,000	415,123,000	424,646,000	416,938,000

Total	$3,333,056,000	$2,901,543,000	2,856,667,000	2,933,013,000	$2,881,493,000

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

Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest and foreclosed properties, totaled $3.4 million (0.1% of total assets) as of June 30, 2020, compared to $2.7 million (0.1% of total assets) as of December 31, 2019. Given the low level of nonperforming loans and accruing loans 30 to 89 days delinquent, combined with the manageable and steady level of watch list credits and what we believe are strong credit administration practices, we remain pleased with the overall quality of the loan portfolio at the initial stages of the Coronavirus Pandemic.

MERCANTILE BANK CORPORATION

The following tables provide a breakdown of nonperforming assets by collateral type:

NONPERFORMING LOANS

	6/30/20	3/31/20	12/31/19	9/30/19	6/30/19
Residential Real Estate:
Land Development	$36,000	$37,000	$34,000	$32,000	$33,000
Construction	198,000	283,000	0	0	0
Owner Occupied / Rental	2,552,000	2,651,000	2,104,000	2,390,000	2,779,000
	2,786,000	2,971,000	2,138,000	2,422,000	2,812,000

Commercial Real Estate:
Land Development	0	43,000	0	0	0
Construction	0	0	0	0	0
Owner Occupied	275,000	287,000	134,000	183,000	642,000
Non-Owner Occupied	25,000	0	0	26,000	26,000
	300,000	330,000	134,000	209,000	668,000

Non-Real Estate:
Commercial Assets	98,000	156,000	0	0	2,000
Consumer Assets	28,000	12,000	12,000	13,000	23,000
	126,000	168,000	12,000	13,000	25,000

Total	$3,212,000	$3,469,000	$2,284,000	$2,644,000	$3,505,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	6/30/20	3/31/20	12/31/19	9/30/19	6/30/19
Residential Real Estate:
Land Development	$0	$0	$0	$0	$0
Construction	0	0	0	0	0
Owner Occupied / Rental	198,000	271,000	260,000	186,000	446,000
	198,000	271,000	260,000	186,000	446,000

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	0	0	192,000	57,000	0
Non-Owner Occupied	0	0	0	0	0
	0	0	192,000	57,000	0

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$198,000	$271,000	$452,000	$243,000	$446,000

MERCANTILE BANK CORPORATION

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
	2020	2020	2019	2019	2019

Beginning balance	$3,469,000	$2,284,000	$2,644,000	$3,505,000	$4,138,000
Additions, net of transfers to ORE	220,000	1,302,000	(80,000)	338,000	(85,000)
Returns to performing status	(26,000)	(7,000)	0	(126,000)	0
Principal payments	(278,000)	(110,000)	(232,000)	(1,014,000)	(512,000)
Loan charge-offs	(173,000)	0	(48,000)	(59,000)	(36,000)

Total	$3,212,000	$3,469,000	$2,284,000	$2,644,000	$3,505,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
	2020	2020	2019	2019	2019

Beginning balance	$271,000	$452,000	$243,000	$446,000	$396,000
Additions	0	11,000	245,000	57,000	145,000
Sale proceeds	(49,000)	(192,000)	(36,000)	(252,000)	(74,000)
Valuation write-downs	(24,000)	0	0	(8,000)	(21,000)

Total	$198,000	$271,000	$452,000	$243,000	$446,000

Gross loan charge-offs equaled $0.3 million during the second quarter of 2020, and totaled $0.4 million for the first six months of the year, while recoveries of prior period loan charge-offs equaled $0.2 million and $0.4 million during the respective time periods. Net loan charge-offs, as a percentage of average total loans, equaled an annualized 0.02% during the second quarter of 2020. A nominal net loan recovery was recorded during the first six months of 2020. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries. The allowance equaled $32.2 million, or 1.16% of total loans (excluding PPP loans), and over 1,000% of nonperforming loans as of June 30, 2020.

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

Financial institutions are not required to comply with the Current Expected Credit Loss (“CECL”) methodology requirements from the enactment date of the CARES Act until the earlier of the end of the President’s declaration of a National Emergency or December 31, 2020. An economic forecast is a key component of the CECL methodology. As we continue to experience an unprecedented economic environment whereby a sizable portion of the economy has been significantly impacted by shelter in place declarations and similar reactions by businesses and individuals, substantial government stimulus has been provided to businesses, individuals and state and local governments and financial institutions have offered businesses and individuals payment relief options, economic forecasts are regularly revised and there continues to be no economic forecast consensus. Given the high degree of uncertainty surrounding economic forecasting, we have elected to postpone the adoption of CECL, and will continue to use our incurred loan loss reserve model as permitted.

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

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired commercial loans. Our migration analysis takes into account various time periods, with most weight placed on the time frame from December 31, 2010 through June 30, 2020. We believe this time period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general consensus of economic conditions in the near future. We are actively monitoring our loan portfolio and assessing reserve allocation factors in light of the Coronavirus Pandemic and its impact on the U.S. economic environment and our customers in particular.

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

During the second quarter of 2020, we changed the impact rating of the economic and business conditions environmental factor from moderate to high due to the ongoing and expected stressed economic environment resulting from the Coronavirus Pandemic. This modification impacted all loan portfolio segments, adding almost $4.0 million to the required reserve level. During the first quarter of 2020, we changed the trend rating on the economic and business conditions environmental factor from slightly deteriorating to severely deteriorating due to the initial and expected stressed economic environment resulting from the Coronavirus Pandemic. This modification impacted all loan portfolio segments, adding approximately $4.0 million to the required allowance during the quarter. Also during the first quarter of 2020, we improved the trend rating on the lending policies environmental factor from slightly deteriorating to relatively stable to reflect the duration since the Firstbank merger in 2014 and recent loan policy enhancements. This modification impacted all loan portfolio segments, subtracting $2.6 million from the required allowance level. We also, during the first quarter of 2020, improved the trend rating on the changes in the experience, ability and depth of lending management and staff environmental factor from slightly deteriorating to relatively stable to reflect the duration since personnel changes were made as part of the Firstbank merger and personnel changes necessitated by the retirement of our former CEO two years ago. This modification impacted the commercial loan portfolio segment, subtracting $1.7 million from the required allowance.

MERCANTILE BANK CORPORATION

During the second quarter of 2020, we also established a COVID-19 pandemic environmental factor to address the Coronavirus Pandemic and its potential impact on the collectability of the loan portfolio. The creation of this factor reflects our belief that the traditional nine qualitative factors did not sufficiently capture and address the unique circumstances, challenges and uncertainties associated with the Coronavirus Pandemic, which include unprecedented federal government stimulus and interventions, statewide mandatory closures of nonessential businesses and periodic changes to such and our ability to provide payment deferral programs to commercial and retail borrowers without the interjection of troubled debt restructuring accounting rules. We review a myriad of items when assessing this new environmental factor, including virus infection rates, economic outlooks, unemployment, business closures, foreclosures, payment deferments and government-sponsored stimulus programs. Impacting all loan portfolio segments, the establishment of the COVID-19 pandemic environmental factor added almost $4.0 million to the required reserve level.

The primary risk elements with respect to commercial loans are the financial condition of the borrower, the sufficiency of collateral, and timeliness of scheduled payments. We have a policy of requesting and reviewing periodic financial statements from commercial loan customers, and we have a disciplined and formalized review of the existence of collateral and its value. The primary risk element with respect to each residential real estate loan and consumer loan is the timeliness of scheduled payments. We have a reporting system that monitors past due loans and have adopted policies to pursue creditors’ rights in order to preserve our collateral position.

As of June 30, 2020, the allowance was comprised of $30.7 million in general reserves relating to non-impaired loans, $0.1 million in specific reserve allocations relating to nonaccrual loans, and $1.4 million in specific reserves on other loans, primarily accruing loans designated as troubled debt restructurings. Troubled debt restructurings totaled $16.5 million at June 30, 2020, consisting of $0.5 million that are on nonaccrual status and $16.0 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, are not included in our nonperforming loan totals. Impaired loans with an aggregate carrying value of $1.3 million as of June 30, 2020 had been subject to previous partial charge-offs aggregating $1.3 million. Those partial charge-offs were recorded as follows: $0.1 million in 2020, 2019, 2018, 2017, $0.2 million in 2016, $0.1 million in 2015, 2014, 2013 and 2012, and $0.3 million in 2011. As of June 30, 2020, there were no specific reserves allocated to impaired loans that had been subject to a previous partial charge-off.

The following table provides a breakdown of our loans categorized as troubled debt restructurings:

	6/30/20	3/31/20	12/31/19	9/30/19	6/30/19

Performing	$16,018,000	$17,975,000	$11,788,000	$28,102,000	$28,129,000
Nonperforming	521,000	466,000	353,000	225,000	877,000

Total	$16,539,000	$18,441,000	$12,141,000	$28,327,000	$29,006,000

Although we believe the allowance is adequate to absorb loan losses in our originated loan portfolio as they arise, there can be no assurance, especially given the current uncertainties related to the Coronavirus Pandemic and its impact on the U.S. economic environment, that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance. Further, our analysis does not utilize the CECL model for the measurement of credit losses. For more information on CECL, please refer to Note 1 – “Significant Accounting Policies” in the Notes to Consolidated Financial Statements and to the risk factor titled “We have elected to postpone adoption of the CECL methodology…” under the heading “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q dated March 31, 2020.

MERCANTILE BANK CORPORATION

Securities available for sale increased $27.0 million during the first six months of 2020, totaling $308 million as of June 30, 2020. Purchases during the first six months of 2020, consisting of U.S. Government agency bonds ($176 million) and municipal bonds ($13.3 million), totaled $189 million. Proceeds from matured and called U.S. Government agency bonds and municipal bonds during the first six months of 2020 totaled $202 million and $12.2 million, respectively, with another $7.0 million from principal paydowns on mortgage-backed securities. At June 30, 2020, the portfolio was primarily comprised of U.S. Government agency bonds (53%), municipal bonds (35%) and U.S. Government agency issued or guaranteed mortgage-backed securities (12%). All of our securities are currently designated as available for sale, and are therefore stated at fair value. The fair value of securities designated as available for sale at June 30, 2020 totaled $308 million, including a net unrealized gain of $7.7 million. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function. We expect purchases during the remainder of 2020 to generally consist of U.S. Government agency bonds and municipal bonds, with the securities portfolio maintained at about 10% of total assets.

FHLBI stock totaled $18.0 million as of June 30, 2020, unchanged from the balance at December 31, 2019. Our investment in FHLBI stock is necessary to engage in their advance and other financing programs. We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

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

Interest-earning deposit balances, primarily consisting of excess funds deposited at the Federal Reserve Bank of Chicago and a correspondent bank, are used to manage daily liquidity needs and interest rate sensitivity. During the first six months of 2020, the average balance of these funds equaled $203 million, or 5.6% of average earning assets, compared to a more-typical $81.3 million, or 2.5% of average earning assets, during the first six months of 2019. The higher level during 2020 over 2019 largely reflects increased local deposit balances, primarily a product of federal government stimulus programs as well as lower business and consumer investing and spending. We expect the level of interest-earning deposit balances to remain elevated through the remainder of 2020 given the conditions associated with the Coronavirus Pandemic.

Net premises and equipment equaled $59.2 million at June 30, 2020, an increase of $1.8 million during the first six months of 2020. The increase was primarily attributable to net purchases of $4.4 million, in large part associated with a new regional banking center in Mt. Pleasant, Michigan. Depreciation expense totaled $2.5 million during the first six months of 2020. Foreclosed and repossessed assets equaled $0.2 million as of June 30, 2020, compared to $0.5 million as of December 31, 2019.

Total deposits increased $572 million during the first six months of 2020, totaling $3.26 billion at June 30, 2020. Local deposits increased $629 million, while out-of-area deposits decreased $56.8 million during the first six months of 2020. As a percentage of total deposits, out-of-area deposits equaled 2.4% as of June 30, 2020, compared to 5.0% as of December 31, 2019. Noninterest-bearing checking accounts increased $521 million during the first six months of 2020, while interest-bearing checking accounts and money market deposit accounts grew $50.1 million and $32.6 million, respectively, during the same time period. The increases in these transactional deposit products largely reflect federal government stimulus, especially the PPP, as well as lower business investing and spending. Savings deposits were up $32.6 million, primarily reflecting the impact of federal government stimulus programs and lower consumer investing and spending. Local time deposits decreased $7.3 million during the first six months of 2020, primarily reflecting the maturity of certain time deposits that were not renewed as we did not aggressively seek to renew these time deposits which were opened as part of a special time deposit campaign we ran during February, March and early April of 2019, that was not fully mitigated by new time deposits from one municipal deposit customer. The reduction in out-of-area deposits during the first six months of 2020 reflects maturities during the period that were not replaced as the funds were no longer needed.

MERCANTILE BANK CORPORATION

Sweep accounts increased $64.9 million during the first six months of 2020, totaling $168 million as of June 30, 2020. The aggregate balance of this funding type can be subject to relatively large fluctuations given the nature of the customers utilizing this product and the sizable balances of many of the customers. The balance at June 30, 2020 was the maximum balance during the first six months of 2020, compared to an average balance of $123 million during the period. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings.

FHLBI advances increased $40.0 million during the first six months of 2020, reflecting new advances obtained primarily to replace maturities and manage interest rate risk. As of June 30, 2020, FHLBI advances totaled $394 million. In June 2020, we executed a blend and extend transaction with the FHLBI to extend the duration of the FHLBI advance portfolio as part our interest rate risk management program. We prepaid seven advances aggregating $70.0 million with maturities ranging from August 2020 through October 2021 and fixed interest rates from 1.36% to 2.84% and averaging 1.97%, using the proceeds from seven new advances aggregating $70.0 million with maturities ranging from June 2024 through June 2027 and fixed interest rates from 0.55% to 1.18% and averaging 0.84%. Prepayment fees totaling $0.9 million were embedded into the fixed rates on the newly obtained advances, equating to 0.22% of the 0.84% average rate of the new advances. The FHLBI advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio and certain commercial real estate loans. Our borrowing line of credit as of June 30, 2020 totaled $775 million, with remaining availability of $375 million.

Shareholders’ equity was $425 million at June 30, 2020, compared to $417 million at December 31, 2019. The $8.7 million increase during the first six months of 2020 primarily reflects the positive impact of net income totaling $19.4 million, compared to the negative impact of cash dividends and common stock repurchases totaling $9.0 million and $6.3 million, respectively. Reflecting a decline in market interest rates, the change in net unrealized holding gain/loss on securities available for sale, net of tax effect, had a $2.4 million positive impact on shareholders’ equity during the first six months of 2020.

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

To assist in providing needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLBI, totaled $471 million, or 12.3% of combined deposits and borrowed funds, as of June 30, 2020, compared to $487 million, or 15.5% of combined deposits and borrowed funds, as of December 31, 2019.

Sweep accounts increased $64.9 million during the first six months of 2020, totaling $168 million as of June 30, 2020. The aggregate balance of this funding type can be subject to relatively large fluctuations given the nature of the customers utilizing this product and the sizable balances of many of the customers. The balance at June 30, 2020 was the maximum balance during the first six months of 2020, compared to an average balance of $123 million during the period. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings.

MERCANTILE BANK CORPORATION

Information regarding our repurchase agreements as of June 30, 2020 and during the first six months of 2020 is as follows:

Outstanding balance at June 30, 2020	$167,527,000
Weighted average interest rate at June 30, 2020	0.10%
Maximum daily balance six months ended June 30, 2020	$167,527,000
Average daily balance for six months ended June 30, 2020	$123,486,000
Weighted average interest rate for six months ended June 30, 2020	0.13%

FHLBI advances increased $40.0 million during the first six months of 2020, reflecting new advances obtained primarily to replace maturities and manage interest rate risk. As of June 30, 2020, FHLBI advances totaled $394 million. In June 2020, we executed a blend and extend transaction with the FHLBI to extend the duration of the FHLBI advance portfolio as part our interest rate risk management program. We prepaid seven advances aggregating $70.0 million with maturities ranging from August 2020 through October 2021 and fixed interest rates from 1.36% to 2.84% and averaging 1.97%, using the proceeds from seven new advances aggregating $70.0 million with maturities ranging from June 2024 through June 2027 and fixed interest rates from 0.55% to 1.18% and averaging 0.84%. Prepayment fees totaling $0.9 million were embedded into the fixed rates on the newly obtained advances, equating to 0.22% of the 0.84% average rate of the new advances. The FHLBI advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio and certain commercial real estate loans. Our borrowing line of credit as of June 30, 2020 totaled $775 million, with remaining availability of $375 million.

We also have the ability to borrow up to $70.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit. We did not access the lines of credit during the first six months of 2020. Conversely, our interest-earning deposit balance with the Federal Reserve Bank of Chicago averaged $175 million during the first six months of 2020. We also have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using certain municipal bonds as collateral, we could have borrowed up to $33.3 million as of June 30, 2020. We did not utilize this line of credit during the first six months of 2020 or at any time during the previous eleven fiscal years, and do not plan to access this line of credit in future periods.

The following table reflects, as of June 30, 2020, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$2,671,952,000	$0	$0	$0	$2,671,952,000
Time deposits	348,542,000	207,563,000	34,223,000	0	590,328,000
Short-term borrowings	167,527,000	0	0	0	167,527,000
Federal Home Loan Bank advances	0	154,000,000	160,000,000	80,000,000	394,000,000
Subordinated debentures	0	0	0	47,222,000	47,222,000
Other borrowed money	0	0	0	2,550,000	2,550,000
Property leases	658,000	1,153,000	747,000	1,221,000	3,779,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of June 30, 2020, we had a total of $1.19 billion in unfunded loan commitments and $21.4 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $1.01 billion were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $176 million were for loan commitments generally expected to close and become funded within the next 12 to 18 months. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

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

Capital Resources

Shareholders’ equity was $425 million at June 30, 2020, compared to $417 million at December 31, 2019. The $8.7 million increase during the first six months of 2020 primarily reflects the positive impact of net income totaling $19.4 million, compared to the negative impact of cash dividends and common stock repurchases totaling $9.0 million and $6.3 million, respectively. Reflecting a decline in market interest rates, the change in net unrealized holding gain/loss on securities available for sale, net of tax effect, had a $2.4 million positive impact on shareholders’ equity during the first six months of 2020.

As part of a $20 million common stock repurchase program announced in May 2019 and instituted in conjunction with the completion of our existing program that was introduced in January 2015 and later expanded in April 2016, we repurchased approximately 222,000 shares for $6.3 million, or a weighted average all-in cost per share of $28.25, during the first quarter of 2020. No shares were repurchased during the second quarter of 2020. During the period of January 2015 through March 2020, we repurchased approximately 1,612,000 shares for $38.9 million, or a weighted average all-in cost per share of $24.13, under the original and new programs on a combined basis. In March 2020, we elected to suspend stock repurchases to preserve capital for lending and other purposes while we assess the potential impacts of the Coronavirus Pandemic. We have the ability to reinstate the repurchase program as circumstances warrant. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made during in future periods under the authorized plan, which would also likely be funded from cash dividends paid to us from our bank.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Under the BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of June 30, 2020, our bank met all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis.

As of June 30, 2020, our bank’s total risk-based capital ratio was 13.5%, compared to 13.0% at December 31, 2019. Our bank’s total regulatory capital increased $11.9 million during the first six months of 2020, in large part reflecting the net impact of net income totaling $22.3 million and cash dividends paid to us aggregating $19.5 million. Our bank’s total risk-based capital ratio was also impacted by a $38.4 million decrease in total risk-weighted assets, primarily resulting from a reduction in commercial line of credit balances. As of June 30, 2020, our bank’s total regulatory capital equaled $437 million, or $113 million in excess of the 10.0% minimum which is among the requirements to be categorized as “well capitalized.” Our and our bank’s capital ratios as of June 30, 2020 and December 31, 2019 are disclosed in Note 11 of the Notes to Consolidated Financial Statements.

MERCANTILE BANK CORPORATION

Results of Operations

We recorded net income of $8.7 million, or $0.54 per basic and diluted share, for the second quarter of 2020, compared to net income of $11.7 million, or $0.71 per basic and diluted share, for the second quarter of 2019. We recorded net income of $19.4 million, or $1.19 per basic and diluted share, for the first six months of 2020, compared to net income of $23.5 million, or $1.43 per basic and diluted share, for the first six months of 2019.

Proceeds from a bank owned life insurance claim increased net income during the second quarter of 2019 by approximately $1.3 million, or $0.08 per diluted share. Excluding the impact of this transaction, diluted earnings per share decreased $0.09, or 14.3%, during the second quarter of 2020 compared to the prior-year second quarter. Proceeds from bank owned life insurance claims and a gain on the sale of a former branch facility increased net income during the first six months of 2019 by approximately $3.1 million, or $0.19 per diluted share. Excluding the impacts of these transactions, diluted earnings per share decreased $0.05, or 4.0%, during the first six months of 2020 compared to the respective prior-year period.

The lower levels of net income during the second quarter and first six months of 2020 compared to the respective prior-year periods resulted from higher provision expense and noninterest expense and decreased net interest income, which more than offset increased noninterest income. The loan loss reserve build during the current-year second quarter was viewed as a precautionary measure to guard against any potential deterioration in the loan portfolio stemming from the Coronavirus Pandemic and associated weakened economic conditions. The higher levels of noninterest expense mainly reflected increased compensation, occupancy, furniture and equipment, and data processing costs, and the declines in net interest income depicted lower yields on earning assets, which more than offset growth in earning assets. The improved noninterest income primarily reflected increased mortgage banking income.

Interest income during the second quarter of 2020 was $37.2 million, a decrease of $2.6 million, or 6.7%, from the $39.8 million earned during the second quarter of 2019. The decrease resulted from a lower yield on average earning assets, which more than offset the impact of growth in average earning assets. The yield on average earning assets was 3.85% during the second quarter of 2020, compared to 4.85% during the second quarter of 2019. The decreased yield on average earning assets primarily resulted from a lower yield on loans, which declined from 5.18% during the second quarter of 2019 to 4.18% during the current-year second quarter. The decrease was mainly due to a lower yield on commercial loans, which equaled 4.20% in the second quarter of 2020 compared to 5.27% in the prior-year second quarter. The lower yield primarily reflected reduced interest rates on variable-rate commercial loans resulting from the Federal Open Market Committee (“FOMC”) significantly decreasing the targeted federal funds rate by 225 basis points during the second half of 2019 and first three months of 2020.

The negative impact of the decreased yield on commercial loans was partially mitigated by an improved yield on securities, which equaled 3.37% and 2.85% during the second quarters of 2020 and 2019, respectively. The increased yield on securities mainly reflected the recording of $0.9 million in accelerated discount accretion on called U.S. Government agency bonds as interest income during the second quarter of 2020. No accelerated discount accretion was recorded during the prior-year second quarter. As part of our interest rate risk management program, U.S. Government agency bonds are periodically purchased at discounts during rising interest rate environments; if these bonds are called during decreasing interest rate environments, the remaining unaccreted discount amounts are immediately recognized as interest income.

A decreased yield on interest-earning deposits and a change in earning asset mix also contributed to the lower yield on average earning assets in the current-year second quarter compared to the respective 2019 period. The yield on interest-earning deposits was 0.15% during the second quarter of 2020, down from 2.38% during the second quarter of 2019, primarily reflecting the decreased interest rate environment. On average, lower-yielding interest-earning deposits represented 6.5% of earning assets during the second quarter of 2020, up from 2.9% during the second quarter of 2019, while higher-yielding loans represented 84.9% of earning assets during the current-year second quarter, down from 86.3% during the respective 2019 period. Average earning assets equaled $3.88 billion during the current-year second quarter, up $580 million, or 17.6%, from the level of $3.30 billion during the prior-year second quarter; average loans were up $447 million, average interest-earning deposits were up $157 million, and average securities were down $23.9 million.

MERCANTILE BANK CORPORATION

Interest income during the first six months of 2020 was $75.1 million, a decrease of $3.4 million, or 4.3%, from the $78.5 million earned during the first six months of 2019. The decrease resulted from a lower yield on average earning assets, which more than offset the impact of growth in average earning assets. The yield on average earning assets was 4.17% during the first six months of 2020, compared to 4.87% during the respective 2019 period. The decreased yield on average earning assets primarily resulted from a lower yield on loans, which declined from 5.19% during the first six months of 2019 to 4.42% during the first six months of 2020. The decrease was mainly due to a lower yield on commercial loans, which equaled 4.46% in the first six months of 2020 compared to 5.30% in the respective 2019 period. The lower yield primarily reflected reduced interest rates on variable-rate commercial loans stemming from the previously-mentioned FOMC rate reductions.

The negative impact of the decreased yield on commercial loans was partially mitigated by an improved yield on securities, which equaled 4.06% and 2.83% during the first six months of 2020 and 2019, respectively. The increased yield on securities mainly reflected the recording of $2.7 million in accelerated discount accretion on called U.S. Government agency bonds as interest income during the first six months of 2020. No accelerated discount accretion was recorded during the respective 2019 period.

A change in earning asset mix and a decreased yield on interest-earning deposits also contributed to the lower yield on average earning assets during the first six months of 2020 compared to the first six months of 2019. The yield on interest-earning deposits was 0.55% during the first six months of 2020, down from 2.42% during the respective 2019 period, mainly reflecting the decreased interest rate environment. On average, lower-yielding interest-earning deposits represented 5.6% of earning assets during the first six months of 2020, up from 2.5% during the first six months of 2019, while higher-yielding loans represented 85.0% of earning assets during the first six months of 2020, down from 86.6% during the respective 2019 period. Average earning assets equaled $3.62 billion during the first six months of 2020, up $365 million, or 11.2%, from the level of $3.26 billion during the first six months of 2019; average loans were up $260 million, average interest-earning deposits were up $121 million, and average securities were down $16.7 million.

Interest expense during the second quarter of 2020 was $6.6 million, a decrease of $2.1 million, or 24.2%, from the $8.7 million expensed during the second quarter of 2019. The decrease in interest expense is attributable to a lower weighted average cost of interest-bearing liabilities, which equaled 1.11% in the current-year second quarter compared to 1.55% in the prior-year second quarter. The decrease in the weighted average cost of interest-bearing liabilities mainly reflected lower costs of non-time deposit accounts, borrowed funds, and time deposits. The cost of interest-bearing non-time deposit accounts decreased from 0.65% during the second quarter of 2019 to 0.23% during the second quarter of 2020, primarily reflecting lower interest rates paid on money market accounts; the reduced interest rates mainly reflect the decreasing interest rate environment. The cost of borrowed funds decreased from 2.40% during the second quarter of 2019 to 1.91% during the current-year second quarter, mainly reflecting a change in borrowing mix and lower costs of subordinated debentures and FHLBI advances. Average lower-cost sweep accounts represented 23.7% and 20.2% of average total borrowings during the second quarters of 2020 and 2019, respectively, while average higher-cost FHLBI advances represented 64.9% and 70.5% of average total borrowings during the current-year second quarter and prior-year second quarter, respectively. The cost of subordinated debentures was 5.10% during the second quarter of 2020, down from 6.94% during the respective 2019 period due to decreases in the 90-Day Libor Rate. The cost of time deposits declined from 2.31% during the second quarter of 2019 to 2.04% during the current-year second quarter due to the lower interest rate environment and a change in composition, primarily reflecting a decrease in higher-cost brokered funds. A change in funding mix, consisting of an increase in average lower-cost interest-bearing non-time deposits and a decrease in average higher-cost time deposits as a percentage of average total interest-bearing liabilities, also contributed to the lower weighted average cost of interest-bearing liabilities during the second quarter of 2020 compared to the respective 2019 period. Average interest-bearing liabilities were $2.38 billion during the second quarter of 2020, up $125 million, or 5.5%, from the $2.25 billion average during the second quarter of 2019.

MERCANTILE BANK CORPORATION

Interest expense during the first six months of 2020 was $14.2 million, a decrease of $2.5 million, or 14.9%, from the $16.7 million expensed during the first six months of 2019. The decrease in interest expense is attributable to a lower weighted average cost of interest-bearing liabilities, which equaled 1.23% in the first six months of 2020 compared to 1.51% in the respective 2019 period. The decrease in the weighted average cost of interest-bearing liabilities primarily reflected lower costs of non-time deposit accounts, borrowed funds, and time deposits. The cost of interest-bearing non-time deposit accounts decreased from 0.65% during the first six months of 2019 to 0.34% during the first six months of 2020, primarily reflecting lower interest rates paid on money market accounts; the reduced interest rates mainly reflect the decreasing interest rate environment. The cost of borrowed funds decreased from 2.41% during the first six months of 2019 to 2.09% during the respective 2020 period, mainly reflecting a lower cost of subordinated debentures and change in borrowing mix. The cost of subordinated debentures was 5.50% during the first six months of 2020, down from 7.02% during the respective 2019 period due to decreases in the 90-Day Libor Rate. Average lower-cost sweep accounts represented 21.9% and 19.4% of average total borrowings during the first six months of 2020 and 2019, respectively, while average higher-cost FHLBI advances represented 67.5% and 70.8% of average total borrowings during the respective time periods. The cost of time deposits declined from 2.24% during the first six months of 2019 to 2.13% during the respective 2020 period due to the lower interest rate environment and a change in composition, mainly reflecting a decrease in higher-cost brokered funds. A change in funding mix, consisting of an increase in average lower-cost interest-bearing non-time deposits and a decrease in average higher-cost time deposits as a percentage of average total interest-bearing liabilities, also contributed to the lower weighted average cost of interest-bearing liabilities during the first six months of 2020 compared to the first six months of 2019. Average interest-bearing liabilities were $2.31 billion during the first six months of 2020, up $82.6 million, or 3.7%, from the $2.23 billion average during the respective 2019 period.

Net interest income during the second quarter of 2020 was $30.6 million, a decrease of $0.5 million, or 1.8%, from the $31.1 million earned during the second quarter of 2019. The decline in net interest income resulted from a decreased net interest margin, which more than offset the positive impact of an increase in average earning assets. The net interest margin decreased from 3.79% in the second quarter of 2019 to 3.17% in the current-year second quarter due to a lower yield on average earning assets, which more than offset a reduction in the cost of funds. The decreased yield on average earning assets primarily reflected lower interest rates on variable-rate commercial loans stemming from the aforementioned FOMC rate cuts, while the decreased cost of funds mainly reflected lower costs of non-time deposit accounts, borrowed funds, and time deposits. As previously mentioned, the recording of accelerated discount accretion on called U.S. Government agency bonds partially mitigated the negative impact of the decreased yield on commercial loans on the yield on average earning assets during the second quarter of 2020. The accelerated discount accretion recorded during the second quarter of 2020 positively impacted the net interest margin by ten basis points.

Net interest income during the first six months of 2020 was $60.9 million, a decrease of $0.9 million, or 1.4%, from the $61.8 million earned during the first six months of 2019. The decrease in net interest income resulted from a lower net interest margin, which more than offset the positive impact of an increase in average earning assets. The net interest margin decreased from 3.83% in the first six months of 2019 to 3.38% in the respective 2020 period due to a lower yield on average earning assets, which more than offset a reduction in the cost of funds. The decreased yield on average earning assets primarily reflected lower interest rates on variable-rate commercial loans stemming from the previously-mentioned FOMC rate cuts, while the decreased cost of funds mainly reflected lower costs of non-time deposit accounts, borrowed funds, and time deposits. As previously mentioned, the recording of accelerated discount accretion on called U.S. Government agency bonds partially mitigated the negative impact of the decreased yield on commercial loans on the yield on average earning assets during the first six months of 2020. The accelerated discount accretion recorded during the first six months of 2020 positively impacted the net interest margin by 15 basis points.

The following tables set forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflect the average yield on assets and average cost of liabilities for the second quarters and first six months of 2020 and 2019. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield for the second quarters and first six months of 2020 and 2019 have been computed on a tax equivalent basis using a marginal tax rate of 21.0%. Securities interest income was increased by $60,000 in the second quarter of both 2020 and 2019 and $120,000 in the first six months of both 2020 and 2019 for this non-GAAP, but industry standard, adjustment. These adjustments equated to one basis point increases in our net interest margin for each of the 2020 and 2019 periods.

MERCANTILE BANK CORPORATION

	Quarters ended June 30,
	2 0 2 0			2 0 1 9
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$3,294,883	$34,322	4.18%	$2,848,343	$36,765	5.18%
Investment securities	333,843	2,809	3.37	357,718	2,545	2.85
Other interest-earning assets	251,833	93	0.15	94,616	569	2.38
Total interest - earning assets	3,880,559	37,224	3.85	3,300,677	39,879	4.85

Allowance for loan losses	(26,538)			(23,549)
Other assets	265,552			252,470

Total assets	$4,119,573			$3,529,598

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,767,986	$3,700	0.84%	$1,719,433	$5,529	1.29%
Short-term borrowings	163,339	55	0.14	107,423	68	0.26
Federal Home Loan Bank advances	394,000	2,214	2.22	374,000	2,261	2.39
Other borrowings	49,735	624	4.96	49,379	845	6.77
Total interest-bearing liabilities	2,375,060	6,593	1.11	2,250,235	8,703	1.55

Noninterest-bearing deposits	1,304,986			875,645
Other liabilities	17,297			14,586
Shareholders’ equity	422,230			389,132

Total liabilities and shareholders’ equity	$4,119,573			$3,529,598

Net interest income		$30,631			$31,176

Net interest rate spread			2.74%			3.30%
Net interest spread on average assets			2.98%			3.54%
Net interest margin on earning assets			3.17%			3.79%

MERCANTILE BANK CORPORATION

	Six months ended June 30,
	2 0 2 0			2 0 1 9
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$3,077,965	$67,764	4.42%	$2,818,055	$72,555	5.19%
Investment securities	339,374	6,886	4.06	356,098	5,046	2.83
Other interest-earning assets	202,735	568	0.55	81,339	976	2.42
Total interest - earning assets	3,620,074	75,218	4.17	3,255,492	78,577	4.87

Allowance for loan losses	(25,124)			(23,140)
Other assets	266,229			253,577

Total assets	$3,861,179			$3,485,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,746,008	$8,342	0.96%	$1,694,138	$10,334	1.23%
Short-term borrowings	133,095	94	0.14	105,987	173	0.33
Federal Home Loan Bank advances	379,714	4,427	2.31	376,519	4,494	2.37
Other borrowings	49,709	1,348	5.36	49,321	1,695	6.84
Total interest-bearing liabilities	2,308,526	14,211	1.23	2,225,965	16,696	1.51

Noninterest-bearing deposits	1,114,406			864,011
Other liabilities	17,326			13,299
Shareholders’ equity	420,921			382,654

Total liabilities and shareholders’ equity	$3,861,179			$3,485,929

Net interest income		$61,007			$61,881

Net interest rate spread			2.94%			3.36%
Net interest spread on average assets			3.17%			3.58%
Net interest margin on earning assets			3.38%			3.83%

A loan loss provision expense of $7.6 million was recorded during the second quarter of 2020, compared to $0.9 million during the second quarter of 2019. A loan loss provision expense of $8.4 million was recorded during the first six months of 2020, compared to $1.8 million during the first six months of 2019. The provision expense recorded during the 2020 periods primarily reflected an allocation associated with a newly-created Coronavirus Pandemic environmental factor (“COVID-19 factor”) and an increased allocation related to the existing economic conditions environmental factor. The COVID-19 factor was added to address the unique challenges and economic uncertainty resulting from the pandemic and its potential impact on the collectability of the loan portfolio. The provision expense recorded during the 2019 periods mainly reflected ongoing net loan growth.

MERCANTILE BANK CORPORATION

During the second quarter of 2020, loan charge-offs totaled $0.3 million, while recoveries of prior period loan charge-offs equaled $0.1 million, providing for net loan charge-offs of $0.2 million, or an annualized 0.02% of average total loans. During the second quarter of 2019, loan charge-offs and recoveries of prior period loan charge-offs were both less than $0.1 million, providing for a nominal net loan recovery. During the first six months of 2020, loan charge-offs and recoveries of prior period loan charge-offs both approximated $0.4 million, providing for a nominal net loan recovery. During the first six months of 2019, loan charge-offs totaled $0.3 million, while recoveries of prior period loan charge-offs equaled $0.2 million, providing for net loan charge-offs of $0.1 million, or an annualized 0.01% of average total loans. The allowance for loans, as a percentage of total loans, was 1.0% as of June 30, 2020, and 0.9% as of December 31, 2019, and June 30, 2019. Excluding PPP loans, the allowance for loans represented 1.2% of total loans as of June 30, 2020.

Noninterest income during the second quarter of 2020 was $11.0 million, compared to $6.3 million during the prior-year second quarter. Noninterest income during the second quarter of 2019 included a bank owned life insurance claim of $1.3 million. Excluding the impact of this transaction, noninterest income increased $5.9 million, or nearly 118%, during the current-year second quarter compared to the respective 2019 period. Noninterest income during the first six months of 2020 was $17.5 million, compared to $13.0 million during the same time period in 2019. Noninterest income during the first six months of 2019 included bank owned life insurance claims aggregating $2.6 million and a gain on the sale of a former branch facility of $0.6 million. Excluding the impacts of these transactions, noninterest income increased $7.7 million, or 79.2%, in the first six months of 2020 compared to the respective 2019 period. The higher level of noninterest income in both 2020 periods primarily reflected increased mortgage banking income. The improved mortgage banking income mainly reflected a significant increase in refinance activity spurred by a decrease in residential mortgage loan interest rates, the continuing success of strategic initiatives that were implemented to increase market share, and an increase in the percentage of originated loans being sold. Service charges on accounts declined in the current-year second quarter compared to the prior-year second quarter, primarily reflecting reduced transaction volume in business accounts, and credit and debit card income was down in both 2020 periods compared to the respective 2019 periods, mainly depicting lower card usage. Both of these revenue streams were negatively impacted by Coronavirus Pandemic-related events, including business shutdowns and stay-at-home orders.

Noninterest expense totaled $23.2 million during the second quarter of 2020, up $1.1 million, or 5.1%, from the prior-year second quarter. Noninterest expense during the first six months of 2020 was $46.1 million, an increase of $2.2 million, or 5.1%, from the $43.9 million expensed during the first six months of 2019. The higher level of expense in both periods primarily resulted from increased compensation costs, mainly reflecting higher residential mortgage loan originator commissions and associated incentives. Higher occupancy and furniture costs, mainly reflecting increased depreciation expense associated with an expansion of our main office, and data processing costs, primarily depicting growth in transaction volume and new product offerings, also contributed to the increased level of noninterest expense during both periods. As part of a branch network efficiency plan, we announced in June 2020 that we are planning on closing three branches during the fourth quarter of 2020. As a result of these branch network efficiency actions, we recorded a pre-tax charge of approximately $0.3 million during the second quarter of 2020 for severance-related payments and expect to record approximately $1.5 million in valuation adjustment costs on the branch facilities during the fourth quarter of 2020. Annual pre-tax savings of approximately $0.7 million are anticipated as a result of these actions.

During the second quarter of 2020, we recorded income before federal income tax of $10.7 million and a federal income tax expense of $2.0 million. During the second quarter of 2019, we recorded income before federal income tax of $14.5 million and a federal income tax expense of $2.8 million. During the first six months of 2020, we recorded income before federal income tax of $23.9 million and a federal income tax expense of $4.5 million. During the first six months of 2019, we recorded income before federal income tax of $29.0 million and a federal income tax expense of $5.5 million. The decreased federal income tax expense in both 2020 periods resulted from lower levels of income before federal income tax. Our effective tax rate was 19.0% during both the second quarter and first six months of 2020 and the respective 2019 periods.

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

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of June 30, 2020:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$590,203,000	$205,130,000	$1,718,204,000	$373,560,000	$2,887,097,000
Residential real estate loans	13,462,000	19,389,000	156,892,000	237,082,000	426,825,000
Consumer loans	1,263,000	590,000	16,121,000	1,160,000	19,134,000
Securities (2)	18,502,000	6,992,000	87,307,000	212,862,000	325,663,000
Other interest-earning assets	382,961,000	1,500,000	2,250,000	0	386,711,000
Allowance for loan losses	0	0	0	0	(32,246,000)
Other assets	0	0	0	0	301,195,000
Total assets	1,006,391,000	233,601,000	1,980,774,000	824,664,000	$4,314,379,000

Liabilities:
Interest-bearing checking	382,522,000	0	0	0	382,522,000
Savings deposits	301,881,000	0	0	0	301,881,000
Money market accounts	541,929,000	0	0	0	541,929,000
Time deposits under $100,000	24,289,000	78,096,000	76,453,000	0	178,838,000
Time deposits $100,000 & over	66,001,000	180,157,000	165,332,000	0	411,490,000
Short-term borrowings	167,527,000	0	0	0	167,527,000
Federal Home Loan Bank advances	0	0	314,000,000	80,000,000	394,000,000
Other borrowed money	49,771,000	0	0	0	49,771,000
Noninterest-bearing checking	0	0	0	0	1,445,620,000
Other liabilities	0	0	0	0	15,580,000
Total liabilities	1,533,920,000	258,253,000	555,785,000	80,000,000	3,889,158,000
Shareholders' equity	0	0	0	0	425,221,000
Total liabilities & shareholders' equity	1,533,920,000	258,253,000	555,785,000	80,000,000	$4,314,379,000

Net asset (liability) GAP	$(527,529,000)	$(24,652,000)	$1,424,989,000	$744,664,000

Cumulative GAP	$(527,529,000)	$(552,181,000)	$872,808,000	$1,617,472,000

Percent of cumulative GAP to total assets	(12.2%)	(12.8%)	20.2%	37.5%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of June 30, 2020.

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

We conducted multiple simulations as of June 30, 2020, in which it was assumed that changes in market interest rates occurred ranging from up 300 basis points to down 100 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested dollar and percentage changes in net interest income over the next twelve months in comparison to the $121 million in net interest income projected using our balance sheet amounts and anticipated replacement rates as of June 30, 2020. The resulting estimates are generally within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 100 basis points	$(710,000)	(0.6%)
Interest rates up 100 basis points	4,940,000	4.1
Interest rates up 200 basis points	9,440,000	7.8
Interest rates up 300 basis points	13,880,000	11.5

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

Item 4. Controls and Procedures

As of June 30, 2020, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2020.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MERCANTILE BANK CORPORATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2019 and our March 31, 2020 Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sales of equity securities during the quarter ended June 30, 2020.

Issuer Purchases of Equity Securities

On May 7, 2019, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. This stock repurchase plan was instituted in conjunction with the completion of our existing repurchase program that was introduced in January 2015 and later expanded in April 2016. As reflected in the table below, no shares were repurchased during the second quarter of 2020. In light of the significant disruption caused by the Coronavirus Pandemic and the evolving nature of its impact on our business and the broader economy, we elected to temporarily cease stock repurchases beginning in late March 2020 in order to preserve capital for lending and other purposes. We have the ability to reinstate the buyback program as circumstances warrant.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares or Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
April 1 – 30	0	$	NA	$0	$10,135,000
May 1 – 31	0		NA	0	10,135,000
June 1 – 30	0		NA	0	10,135,000
Total	0	$	NA	$0	$10,135,000

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

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2020.

MERCANTILE BANK CORPORATION

By:	/s/ Robert B. Kaminski, Jr.
Robert B. Kaminski, Jr.
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Charles E. Christmas
Charles E. Christmas
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)