Form 10-K
period 2020-12-31
MERCANTILE BANK CORP
filed 2021-03-05
CIK 1042729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 USC.7262(b)) by the registered public accounting firm that prepared or issued its audit report.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate value of the common equity held by non-affiliates (persons other than directors and executive officers) of the registrant, computed by reference to the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $356 million. As of February 26, 2021, there were issued and outstanding 16,258,947 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s proxy statement for the Annual Meeting of Shareholders to be held May 27, 2021 are incorporated by reference into Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

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

Our Bank

Our bank is a state banking company that operates under the laws of the State of Michigan, pursuant to a charter issued by the Michigan Department of Insurance and Financial Services. Our bank’s deposits are insured to the maximum extent permitted by law by the Federal Deposit Insurance Corporation (“FDIC”). Our bank, through its 44 office locations, provides commercial banking services primarily to small- to medium-sized businesses and retail banking services. Our bank’s main office is located in Grand Rapids, and our operations are centered around the West and Central portions of Michigan. We also have a banking office located in the metropolitan Detroit, Michigan area, and during 2020 we opened residential mortgage loan production offices in Midland, Michigan and in the Cincinnati, Ohio metropolitan area. As part of our bank’s branch rationalization efforts, we recently announced that our bank and Lake Trust Credit Union have entered into an agreement for the sale of our banking office located in Hastings, Michigan, with the sale expected to be consummated by March 31, 2021. Further, in late 2020 we closed banking offices located in the Lakeview, Alma and Ionia downtown areas, consolidating the banking services with nearby banking office locations.

Our bank makes secured and unsecured commercial, construction, mortgage and consumer loans, and accepts checking, savings and time deposits. Our bank owns 27 automated teller machines ("ATM") and 13 video banking machines at a majority of our office locations that participate in the ACCEL/EXCHANGE and PLUS regional network systems, as well as other ATM networks throughout the country. Our bank also enables customers to conduct certain loan and deposit transactions by personal computer and through mobile applications. Courier service is provided to certain commercial customers, and safe deposit facilities are available at a vast majority of our office locations. Our bank does not have trust powers.

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

Our Real Estate Company

Our real estate company was organized on July 21, 2003, principally to develop, construct and own our facility in downtown Grand Rapids that serves as our bank’s main office and Mercantile Bank Corporation’s headquarters. This facility was placed into service during the second quarter of 2005. The facility was transferred to our bank and our real estate company was dissolved on December 18, 2020. Our real estate company was 99% owned by our bank and 1% owned by our insurance company.

Our Trusts

We have five business trusts that are wholly-owned subsidiaries of Mercantile Bank Corporation. Each of the trusts was formed to issue preferred securities that were sold in private sales, as well as selling common securities to Mercantile Bank Corporation. The proceeds from the preferred and common securities sales were used by the trusts to purchase floating rate notes issued by Mercantile Bank Corporation. The rates of interest, interest payment dates, call features and maturity dates of each floating rate note are identical to its respective preferred securities. The net proceeds from the issuance of the floating rate notes were used for a variety of purposes, including contributions to our bank as capital to provide support for asset growth and the funding of stock repurchase programs and certain acquisitions. The only significant assets of our trusts are the floating rate notes, and the only significant liabilities of our trusts are the preferred securities. The floating rate notes are categorized on our Consolidated Balance Sheets as subordinated debentures, and the interest expense is recorded on our Consolidated Statements of Income under interest expense on other borrowings.

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

Our bank is subject to restrictions imposed by federal and state laws and regulations. Among other things, these restrictions apply to any extension of credit to us or to our other subsidiaries, to securities borrowing or lending, derivatives, and repurchase transactions with us or our other subsidiaries, to investments in stock or other securities that we issue, to the taking of such stock or securities as collateral for loans to any borrower, and to acquisitions of assets or services from, and sales of certain types of assets to, us or our other subsidiaries. Michigan banking laws place restrictions on various aspects of banking, including branching, payment of dividends, loan interest rates and capital and surplus requirements. Federal law restricts our ability to borrow from our bank by limiting the aggregate amount we may borrow and by requiring that all loans to us be secured in designated amounts by specified forms of collateral.

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

 Employees

As of December 31, 2020, we employed 577 full-time and 88 part-time persons. Our employees are our most valuable asset. Our exceptional team members are committed to maintaining an environment of personal growth and development. Employees of our bank subscribe to a common goal: To make this the best bank it can possibly be. Diversity is an asset in the pursuit of this goal. Employees with dissimilar backgrounds, perspectives, opinions and lifestyles help us understand the motivations and desires of our many different customers. Thus, we will strive to maintain a workforce that reflects the increasing diversity of the communities we serve. We believe that each member of our workforce should be accorded the utmost respect and should be given equal opportunity and encouragement to achieve their full potential. Cooperation and teamwork are valued as much as individual growth and contribution.

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

The Board of Directors has delegated significant lending authority to officers of our bank. The Board of Directors believes this empowerment, supported by our strong credit culture and the significant experience of our commercial lending staff, enables us to be responsive to our customers. The loan policy specifies lending authority for our lending officers with amounts based on the experience level and ability of each lender. Our loan officers and loan managers are generally able to approve loans ranging from $0.25 million and $2.5 million. We have established higher approval limits for our bank’s Chief Lending Officer, President and Chief Executive Officer ranging from $4.0 million up to $10.0 million. These lending authorities, however, are typically used only in rare circumstances where timing is of the essence. Loan requests exceeding $2.5 million require approval by the Officers Loan Committee, and loan requests exceeding $7.5 million, up to the legal lending limit of approximately $80.1 million, require approval by our bank’s Board of Directors. We generally apply an in-house lending limit that is significantly less than our bank’s legal lending limit.

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

Our independent loan review program is primarily responsible for the administration of the grading system and ensuring adherence to established lending policies and procedures. The loan review program is an integral part of maintaining our strong asset quality culture. The loan review function works closely with senior management, although it functionally reports to the Board of Directors. Using a risk-based approach to selecting credits for review, our loan review program covered approximately 52% of total commercial loans outstanding during 2020. In addition, a random sampling of retail loans is reviewed each quarter. Our watch list credits are reviewed monthly by our Board of Directors and our Watch List Committee, the latter of which is comprised of senior level officers from the administration, lending and loan review functions.

Loans are placed in a nonaccrual status when, in our opinion, uncertainty exists as to the ultimate collection of all principal and interest. As of December 31, 2020, loans placed in nonaccrual status totaled $3.4 million, or 0.1% of total loans, compared to $2.3 million, or 0.1% of total loans, at December 31, 2019. No loans were past due 90 days or more and still accruing interest at year-end 2020 or 2019.

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

We established a Covid-19 reserve allocation factor to address the Coronavirus Pandemic and its potential impact on the collectability of the loan portfolio during the second quarter of 2020. The creation of this factor reflected our belief that the traditional nine environmental factors did not sufficiently capture and address the unique circumstances, challenges and uncertainties associated with the Coronavirus Pandemic, which include unprecedented federal government stimulus and interventions, statewide mandatory closures of nonessential businesses and periodic changes to such and our ability to provide payment deferral programs to commercial and retail borrowers without the interjection of troubled debt restructuring accounting rules. We review a myriad of items when assessing this new environmental factor, including virus infection rates, economic outlooks, employment data, business closures, foreclosures, payment deferments and government-sponsored stimulus programs. The Covid-19 reserve factor resulted in a $5.3 million increase to the allowance as of December 31, 2020.

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

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired loans. Our migration takes into account various time periods; however, at year-end 2020 we placed most weight on the period starting December 31, 2010 through December 31, 2020. We believe this period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general market consensus of economic conditions in the near future.

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

Financial institutions were not required to comply with the Current Expected Credit Loss (“CECL”) methodology requirements from the enactment date of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) until the earlier of the end of the President’s declaration of a National Emergency or December 31, 2020. The Consolidated Appropriations Act, 2021, that was enacted in December 2020, provided for an extension of the required CECL adoption date to January 1, 2022, which is the date we expect to adopt. An economic forecast is a key component of the CECL methodology. As we continue to experience an unprecedented economic environment whereby a sizable portion of the economy has been significantly impacted by government-imposed activity limitations and similar reactions by businesses and individuals, substantial government stimulus has been provided to businesses, individuals and state and local governments and financial institutions have offered businesses and individuals payment relief options, economic forecasts are regularly revised with no economic forecast consensus. Given the high degree of uncertainty surrounding economic forecasting, we have elected to postpone the adoption of CECL, and will continue to use our incurred loan loss reserve model as permitted.

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

Competition

We face substantial competition in all phases of our operations from a variety of different competitors. We compete for deposits, loans and other financial services with numerous Michigan-based and national and regional banks, savings banks, thrifts, credit unions and other financial institutions as well as from other entities that provide financial services. Some of the financial institutions and financial service organizations with which we compete are not subject to the same degree of regulation as we are. Many of our primary competitors have been in business for many years, have established customer bases, are larger, have substantially higher lending limits than we do, and offer larger branch networks and other services which we do not. Most of these same entities have greater capital resources than we do, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than we do. Under specified circumstances (that have been modified by the Dodd-Frank Act and EGRRCPA), securities firms and insurance companies that elect to become financial holding companies under the Bank Holding Company Act may acquire banks and other financial institutions. Federal banking law affects the competitive environment in which we conduct our business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. We also face new competition as a result of expansion into new markets.

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

Risks Related to Our Business

The Coronavirus Pandemic has impacted our business, financial condition and results of operations and will continue to have an impact, the scope and duration of which is highly uncertain and dependent on factors that are outside of our control.

The ongoing pandemic associated with the spread of Covid-19 has caused significant disruptions throughout the State of Michigan and across the United States and global economies and financial markets. The Coronavirus Pandemic has impacted our business, financial condition and results of operations and will continue to do so. For example, we derive a large percentage of our net income from net interest income, which is derived from the yield on interest-earning assets offset by our cost of funds. Our net interest income has been negatively impacted primarily due to reduced interest rates on variable-rate commercial loans resulting from the Federal Open Market Committee (“FOMC”) significantly decreasing the targeted federal funds rate by 225 basis points during the second half of 2019 and the first quarter of 2020. Due to the Coronavirus Pandemic, the targeted federal funds rate is unlikely to be increased for the foreseeable future, resulting in prolonged pressure on our net interest income, which could reduce our net income in future periods.

Our results may also be negatively impacted by a deterioration in the quality of our loan portfolio due to the impact of the Coronavirus Pandemic on our loan customers. While we actively monitor the credit quality of our loan portfolio and make adjustments to our allowance for loan losses accordingly, the Coronavirus Pandemic has created significant disruptions in the United States economy, making it difficult to predict its impact with a high degree of certainty. While we believe we have appropriately assessed and presented our loan portfolio and allowance for loan losses to date in accordance with applicable accounting standards, we cannot be certain of that, nor can we be certain that we will adequately account for the future negative impacts of the Coronavirus Pandemic. This could negatively impact our financial condition and results of operations by increasing the amount of allowance for loan loss provisions reflected in our operating expenses, decreasing our interest income as borrowers become unable to repay their loans and increasing our operating expenses due to collection costs.

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

Approximately 59% of our total commercial loans, or about 51% of our total loans, relate to commercial real estate. Stressed economic conditions may reduce the value of commercial real estate and strain the financial condition of our commercial real estate borrowers, especially in the land development and non-owner occupied commercial real estate segments of our loan portfolio. Those difficulties could adversely affect us and could produce losses and other adverse effects on our business.

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

On July 27, 2017, the United Kingdom Financial Conduct Authority (“FCA”), which oversees Libor, formally announced that it could not assure the continued existence of Libor in its current form beyond the end of 2021, and that an orderly transition process to one or more alternative benchmarks should begin. In June 2017, the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of large U.S. financial institutions organized by the Federal Reserve, announced that it had selected a modified version of the unpublished Broad Treasuries Financing Rate as the preferred alternative reference rate for U.S. dollar obligations. That rate, now referred to as the Secured Overnight Funding Rate (“SOFR”), is determined based upon actual transactions in certain portions of the bi-lateral and tri-party overnight repurchase agreement markets for certain U.S. Treasury obligations. The Federal Reserve Bank of New York (“FRBNY”) began publication of the SOFR in April 2018.

In May 2018, the Chicago Mercantile Exchange began trading SOFR futures contracts. The existence of a futures market may permit the development of a SOFR term curve. In July 2018, the Federal National Mortgage Association (“FNMA”) issued bonds using SOFR (an overnight rate) as a pricing mechanism. This was possible because of an unusual bond structure, in which interest was payable quarterly, but the interest reset period was daily. By the end of 2020, each of FNMA and the Federal Home Loan Mortgage Corporation (“FHLMC”) had issued more than $125 billion in SOFR-indexed debt instruments in the capital markets.

In January 2019, ICE Benchmark Administration, the current provider of Libor, proposed for comment to market participants a U.S. Dollar ICE Bank Yield Index. This index would be based on two types of U.S. dollar-denominated transaction data: primary market wholesale, unsecured funding transactions for large, internationally active banks; and secondary market transactions in wholesale, unsecured bonds issued by large, internationally active banks. These data would be used to construct a yield curve from which one-month, three-month and six-month settings could be obtained. Following comments from market participants, the ICE Benchmark Administration modified the methodology of calculation of its index (which it is continuing to test). In May 2020, it announced that the index may be made available as a credit-spread supplement to the SOFR. If the index was accepted by market participants, it might furnish commercial bank-based term rates more directly comparable to the existing structure of Libor than the government securities-based SOFR.

During 2019 and 2020, among other things, the ARRC published a white paper on ways in which market participants could use SOFR in cash markets, conducted surveys of market participants, engaged with cognizant U.S. government agencies and private sector groups regarding tax, securities, and derivatives issues presented by the transition from Libor, published sample transition provisions for a variety of types of loan and note agreements, and investigated methods by which a forward-looking term SOFR index could be established. To facilitate the development of a generally-recognized forward-looking SOFR index, on March 2, 2020 the FRBNY began publication of 30-, 90-, and 180-day SOFR Averages, as well as a SOFR Index, on each business day. The FRBNY has stated that it will consider the potential benefits of introducing calendar month-based rates and/or adding further tenors as additional reference rates.

In July 2019, both FNMA and FHLMC announced their intention to develop new adjustable-rate mortgage loan products based on SOFR. In February 2020, FNMA and FHLMC each announced that they would: (i) require inclusion of ARRC-recommended transition language in all single-family adjustable rate mortgage (“ARM”) loans closed on or after June 1, 2020; (ii) require all Libor-based single-family and multi-family ARM loans to have loan application dates on or before September 30, 2020 in order to be eligible for acquisition; and (iii) cease acquisition of single-family and multi-family Libor ARM loans on or before December 31, 2020. During the fourth quarter of 2020, each of FNMA and FHLMC began acquiring SOFR ARM loans and ceased purchasing Libor-based products.

In November 2020, the ICE Benchmark Administration announced a consultation regarding the cessation of the publication of Libor. The consultation proposed a December 31, 2021 cessation for all tenors of various foreign currencies and for the one week and two-month U.S. dollar Libor, and a June 30, 2023 cessation for the remaining overnight, one- month, three-month, six-month and twelve-month U.S. dollar Libor tenors. This represented an 18-month extension of Libor publication for the most frequently used tenors of U.S. dollar Libor from the cessation date originally proposed in 2017. The consultation period closed on January 25, 2021. ICE Benchmark Administration indicated that it would share the results of the consultation with the FCA, and subsequently publish further guidance.

In coordinated announcements on November 30, 2020, the FCA and each of the U.S. federal banking agencies recognized the proposed extension of Libor publication for the identified tenors of U.S. dollar Libor. The federal banking agencies noted that this would allow most legacy U.S. dollar Libor contracts to mature before Libor experiences disruptions. At the same time, the agencies stated that entry into new contracts using Libor as a reference rate after December 31, 2021 by supervised banking organizations would create safety and soundness risks. Accordingly, the federal banking agencies encouraged supervised banking organizations to cease using Libor as a reference rate in their agreements as soon as possible, but in any event by December 31, 2021. They also stated that new contracts entered into before December 31, 2021 should either utilize a reference rate other than Libor or have robust fallback language that includes a clearly defined alternative reference rate after Libor’s discontinuation. Certain limited exceptions to that guidance were included by the federal banking agencies, in the event that the ICE Benchmark Administration does continue to publish Libor U.S. dollar tenors after December 31, 2021.

On January 19, 2021, Governor Mario Cuomo presented the 2022 Executive Budget for the State of New York. The Executive Budget included a draft Libor-fallback statute proposed by the ARRC. The draft statute is intended to minimize legal uncertainty in Libor contracts governed by New York law, which includes many derivative contracts. There can be no assurance whether, or in what form, such draft legislation may be enacted in New York.

On January 25, 2021, the International Swaps and Derivatives Association’s IBOR (interbank offered rates) Fallbacks Protocol (“Protocol”) and IBOR Fallbacks Supplement (“Supplement”) each took effect. Effectiveness of the Protocol means that existing swaps and other derivative contracts will incorporate the new ISDA fallbacks if both counterparties have accepted the Protocol. Effectiveness of the Supplement means that new derivatives contracts that incorporate standard ISDA definitions and reference a relevant IBOR will also incorporate the new fallbacks. These measures are intended to provide greater certainty with respect to derivative contracts.

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

We have identified certain accounting policies as being critical because they require us to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management’s judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. For additional information, see “Critical Accounting Policies and Estimates” beginning on page F-4 of this Annual Report and “Note 1 – Summary of Significant Accounting Policies” beginning on page F-47 of this Annual Report.

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

In the ordinary course of business, we collect and store sensitive data, including proprietary business information and personally identifiable information of our customers and employees in systems and on networks. The secure processing, maintenance and use of this information is critical to our operations. To date, we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, but our systems and those of our customers and third-party service providers are under constant threat, and it is possible that we could experience a significant event in the future. Cybersecurity threats include unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events. Remote working of employees during the Coronavirus Pandemic introduces additional potential cybersecurity risks due to the use of home networks, video conferencing and other remote work technologies over which we do not have as much control as our internal systems. Cyber threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. If one or more of these events occurs, it could result in the disclosure of confidential client information, damage to our reputation with our clients and the market, additional costs to us (such as repairing systems or adding new personnel or protection technologies), regulatory penalties and financial losses, to both us and our clients and customers. Such events could also cause interruptions or malfunctions in our operations (such as the lack of availability of our online banking system), as well as the operations of our clients, customers or other third parties. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking and other technology-based products and services by us and our customers. Although we maintain safeguards to protect against these risks, there can be no assurance that we will not suffer losses in the future that may be material in amount.

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. In August 2019, the federal bank regulatory agencies issued a statement recommending that banking organizations use a standardized approach to assess and improve cybersecurity preparedness. The agencies noted that the use of standardized tools, such as the FFIEC Cybersecurity Assessment Tool, makes firms better able to track their progress over time, and to share information and best practices with other financial institutions, a behavior which the bank regulatory agencies encourage. In April 2020, the federal banking agencies issued a statement highlighting the risks presented by banking organizations’ use of cloud computing services in their business. The statement noted specific risks unique to the cloud computing environment, and the importance of ongoing controls of virtual infrastructure, care in the use of containers for data, and the sensitivity of use of managed security services, among other things. Although guidance of this nature does not have the full force and effect of law, it sets out supervisory priorities and expectations regarding safe and sound operation. Failure to observe such guidance may result in supervisory identification of unsafe or unsound practices or other deficiencies in risk management or other areas that do not constitute violations of law or regulation.

Regulatory Risks

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

In July 2019, the FOMC announced the cessation of the reduction in its securities portfolio and reduced the federal funds rate by 25 basis points. In August 2019, the FOMC commenced reinvestment of principal payments received from agency debt and agency mortgage-backed securities in Treasury securities and agency mortgage-backed securities, as well as the rollover of maturing Treasury securities in its portfolio. In September 2019, the FOMC again lowered the federal funds rate by 25 basis points. In October 2019, the FOMC issued a reaffirmation of its January 2019 statement, and announced that in light of recent and expected increases in the Federal Reserve’s non-reserve liabilities and in order to maintain ample reserve balances over time at or above levels prevailing in early September 2019, the Federal Reserve would purchase Treasury bills at least into the second quarter of 2020. The statement also announced that the Federal Reserve would conduct term and overnight repurchase agreement operations at least through January 2020 to ensure that the supply of reserves remained ample, even during periods of sharp increases in non-reserve liabilities, and to mitigate the risk of money market pressures. At its regular October 2019 meeting, the FOMC again lowered the federal funds rate by 25 basis points.

In light of the evolving risks to economic activity posed by the Coronavirus Pandemic, the FOMC took five separate actions in March, 2020. Taken together, those actions reduced the federal funds target range to 0.00% to 0.25%, directed expanded purchases of U.S. Treasury securities and agency mortgage-backed securities and large scale overnight and term repurchase operations, committed the FOMC to use its full range of tools to support the U.S. economy, and provided U.S. dollar swap lines and repurchase facilities to certain foreign central banks and international organizations.

On August 27, 2020, the FOMC announced revisions to its Statement on Longer-Run Goals and Monetary Policy Strategy (“Statement”). Under the revised Statement, the FOMC emphasized that its statutory mandate of maximum employment is a broad-based and inclusive goal, and that its policy decisions would be informed by its assessment of the shortfall from maximum employment. Regarding price stability, the Statement provides that the FOMC seeks to achieve inflation that averages 2% over time. Accordingly, when inflation has been persistently below 2%, the FOMC will likely aim to achieve inflation moderately above 2% for some time. The revised Statement has been reflected in subsequent actions by the FOMC.

At its meeting on January 27, 2021, the FOMC kept the target range for the federal funds rate at 0.00% to 0.25%, and stated that it expects to maintain this target range until labor market conditions have reached levels consistent with the FOMC’s assessment of maximum employment and inflation has risen to 2% and is on track to moderately exceed 2% for some time. To foster smooth market functioning and accommodative monetary conditions, at the same time the FOMC directed continued monthly increases in its holdings of U.S. Treasury securities of at least $80 billion, and of agency mortgage-backed securities of at least $40 billion. There can be no assurance that the operations announced in January 2021 will continue, that they will be effective to accomplish their stated policy goals, or as to the actual impact of those operations and policies on the financial markets, the broader economy, or on our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The effect of financial services legislation and regulations remains uncertain.

In response to the 2008 financial crisis, on July 21, 2010, President Obama signed the Dodd-Frank Act, the most comprehensive reform of the regulation of the financial services industry since the Great Depression of the 1930’s. Among many other things, the Dodd-Frank Act provides for increased supervision of financial institutions by regulatory agencies, more stringent capital requirements for financial institutions, major changes to deposit insurance assessments by the FDIC, prohibitions on proprietary trading and sponsorship or investment in hedge funds and private equity funds by insured depository institutions, holding companies, and their affiliates, heightened regulation of hedging and derivatives activities, a greater focus on consumer protection issues, in part through the formation of a new Consumer Financial Protection Bureau (“CFPB”) having powers formerly split among different regulatory agencies, extensive changes to the regulation of residential mortgage lending, imposition of limits on interchange transaction and network fees for electronic debit transactions and repeal of the prohibition on payment of interest on demand deposits. Many of the Dodd-Frank Act’s provisions have delayed effective dates, while other provisions require implementing regulations of various federal agencies, some of which have not yet been adopted in final form.

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

In December 2019, the FDIC (which regulates our bank) and the Office of the Comptroller of the Currency (“OCC”) jointly proposed significant revisions to their respective versions of the existing uniform regulations (jointly adopted by the Federal Reserve, FDIC, and the OCC) that implement the Community Reinvestment Act. On May 20, 2020, the OCC adopted a final revised rule, but the Chair of the FDIC announced that the FDIC was not prepared to do so at that time. The Federal Reserve (which regulates our company) did not participate in the OCC/FDIC proposal. Rather, the Federal Reserve published an advance notice of proposed rulemaking, requesting feedback on different approaches to modernizing its Community Reinvestment Act regulation. The comment period has expired. There can be no assurance whether or when any proposed changes in the existing regulations will be adopted by the FDIC or the Federal Reserve.

On January 20, 2021, President Biden signed a Memorandum on Modernizing Regulatory Review, and Executive Order No. 13992, revoking a number of Executive Orders concerning federal regulation. Also, the President’s chief of staff issued a Memorandum to all Executive Departments and Agencies directing, subject to certain exceptions, a temporary freeze on proposal or issuance of new or pending regulations until a designee of President Biden reviews and approves the rule.

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

On May 24, 2018, EGRRCPA was enacted, amending numerous provisions of the Dodd-Frank Act. Among other things, the new law simplified capital requirements for certain organizations (such as us and our bank) by directing the federal banking agencies to develop a Community Bank Leverage Ratio (“CBLR”). The CBLR, to be set between 8% and 10% of tangible equity capital to average total consolidated assets, would apply to Qualified Community Banks. The law defines Qualified Community Banks as those depository institutions and depository institution holding companies having total consolidated assets of less than $10 billion that meet other specified risk criteria, to be determined by regulations of the federal banking agencies based on factors prescribed in the statute. A Qualified Community Bank satisfying the CBLR, by reason of the EGRRCPA provision, would be deemed to be in compliance with all applicable leverage and risk-based capital requirements and, in the case of a depository institution, be deemed “well-capitalized” for purposes of the Federal Deposit Insurance Act.

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

The final rules based on the EGRRCPA provision establish a CBLR of 9%. A “Qualifying Community Banking Organization” as defined in the final rules (a “QCBO”), may opt into the rules. To be a QCBO, a banking organization must satisfy the following criteria: (i) not be an Advanced Approaches Entity; (ii) have a leverage capital ratio greater than 9%; (iii) total consolidated assets of less than $10 billion; (iv) total off-balance sheet exposures (excluding certain derivatives) of 25% or less of total consolidated assets; and (v) a sum of total trading assets and trading liabilities of 5% or less of total consolidated assets. For this purpose, the leverage capital ratio of a banking organization is the ratio of its Tier 1 capital to its average total consolidated assets, minus amounts deducted from Tier 1 capital.

A banking organization meeting the QCBO criteria may elect to opt in to the CBLR framework (an electing banking organization). An electing banking organization is deemed to have met the “well-capitalized” ratio requirements of, and otherwise to be in compliance with, the generally applicable rules. It will not be required to calculate and report risk-based capital ratios under the generally applicable rules. In the case of an electing banking organization that is an insured bank, it will also be considered to have met the well-capitalized ratio requirements of the prompt corrective action provisions of the Federal Deposit Insurance Act. We did not opt into the CBLR framework.

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

In response to a mandate in the CARES Act, adopted in response to the Coronavirus Pandemic, the federal banking agencies adopted interim rules temporarily reducing the required CBLR. As adopted in final form, effective October 1, 2020, the required CBLR is 8% until December 31, 2020, 8.5% in 2021, and returns to 9% thereafter. The final rule also provides a community banking organization that temporarily fails to meet the QCBO criteria will remain deemed well-capitalized during a two-quarter grace period if its leverage capital ratio remains greater than the following levels during the periods indicated: before December 31, 2020, 7%; during 2021, 7.5%; and any time thereafter, 8%.

To alleviate impacts of the Coronavirus Pandemic, on December 2, 2020, the federal banking agencies adopted an interim final rule regarding regulatory thresholds based on asset size of banking organizations. Under the interim final rule, banking organizations may use total assets as of December 31, 2019 in determining eligibility under various regulatory regimes. Among the regulations covered by the interim final rule is the CBLR framework. Under the interim final rule, otherwise applicable regulatory requirements regarding asset size determinations will once again apply as of January 1, 2022.

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

Risks Related to Our Stock

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

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more before the end of our 2020 fiscal year and that remain unresolved.

Item 2.	Properties.

Our headquarters is located in our bank’s main office facility in Grand Rapids, Michigan. Our bank operates 44 banking offices primarily concentrated throughout Western and Central Michigan, most of which are full-service facilities. We also have a banking office in Troy, Michigan, and in late 2020 we opened a residential mortgage loan production office in the Cincinnati, Ohio metropolitan area. We have larger banking facilities in Alma, Kalamazoo, Lansing, Mt. Pleasant and West Branch. The remaining banking offices generally range in size from 1,200 to 3,200 square feet, based on the location and number of employees located at the facility. All of our banking offices are owned by our bank except for seven that are rented under various operating lease agreements. In several instances, the banking offices contain more usable space than what is needed for current banking operations. This excess space, totaling approximately 23,500 square feet, is generally leased to unrelated businesses. In addition, certain functions operate out of our standalone facility located in Alma.

As part of our bank’s branch rationalization efforts, we recently announced that our bank and Lake Trust Credit Union have entered into an agreement for the sale of our banking office located in Hastings, Michigan, with the sale expected to be consummated by March 31, 2021. The agreement includes the 4,300 square-foot facility, all associated assets and approximately $16 million in deposits.

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

Market Information and Holders

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MBWM.” At March 1, 2021, there were approximately 1,400 record holders of our common stock. In addition, we estimate that there were approximately 7,000 beneficial owners of our common stock who own their shares through brokers or banks.

Dividend Policy

The following table shows the high and low sales prices for our common stock as reported by the Nasdaq Global Select Market for the periods indicated and the quarterly cash dividends paid by us during those periods.

	High	Low	Dividend
2020
First Quarter	$37.16	$18.90	$0.28
Second Quarter	26.08	18.64	0.28
Third Quarter	24.29	17.09	0.28
Fourth Quarter	28.06	17.85	0.28

2019
First Quarter	$35.82	$27.86	$0.26
Second Quarter	34.69	30.58	0.26
Third Quarter	34.24	29.78	0.27
Fourth Quarter	37.32	31.60	0.27

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

On January 16, 2020, our Board of Directors declared a cash dividend on our common stock in the amount of $0.28 per share that was paid on March 18, 2020 to shareholders of record as of March 6, 2020. On April 16, 2020, our Board of Directors declared a cash dividend on our common stock in the amount of $0.28 per share that was paid on June 17, 2020 to shareholders of record as of June 5, 2020. On July 16, 2020, our Board of Directors declared a cash dividend on our common stock in the amount of $0.28 per share that was paid on September 16, 2020 to shareholders of record as of September 4, 2020. On October 15, 2020, our Board of Directors declared a cash dividend on our common stock in the amount of $0.28 per share that was paid on December 16, 2020 to shareholders of record as of December 4, 2020.

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

On January 14, 2021, our Board of Directors declared a cash dividend on our common stock in the amount of $0.29 per share that will be paid on March 17, 2021 to shareholders of record as of March 5, 2021.

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

During the first quarter of 2020, we repurchased a total of 222,385 shares for $6.3 million, or a weighted average all-in cost per share of $28.25. After electing to temporarily cease stock repurchases in March 2020 to preserve capital for lending and other purposes while we assessed the potential impacts of the Coronavirus Pandemic, we reinstated the repurchase program during the fourth quarter of 2020; fourth quarter repurchases totaled 14,008 shares for $0.3 million, or a weighted average all-in cost of per share of $22.05. During 2019, we repurchased a total of 233,300 shares for $7.2 million, or a weighted average all-in cost per share of $30.79. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares or Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
October 1 – 31	0	NA	$0	$10,136,000
November 1 – 30	14,008	22.05	14,008	9,827,000
December 1 – 31	0	NA	0	9,827,000
Total	14,008	$22.05	14,008	$9,827,000

 Shareholder Return Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock (based on the last reported sales price of the respective year) with the cumulative total return of the Nasdaq Composite Index and the SNL Bank Nasdaq Index from December 31, 2015 through December 31, 2020. The following is based on an investment of $100 on December 31, 2015 in our common stock, the Nasdaq Composite Index and the SNL Bank Nasdaq Index, with dividends reinvested where applicable.

		Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Mercantile Bank Corporation	100.00	159.74	153.35	129.25	172.30	134.39
NASDAQ Composite Index	100.00	108.87	141.13	137.12	187.44	271.64
SNL Bank NASDAQ Index	100.00	138.65	145.97	123.04	154.47	132.56

Item 6.	Selected Financial Data.

The Selected Financial Data in this Annual Report is incorporated here by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis included in this Annual Report is incorporated here by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information under the heading “Market Risk Analysis” included in this Annual Report is incorporated here by reference.

Item 8.	Financial Statements and Supplementary Data.

The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm included in this Annual Report are incorporated here by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

As of December 31, 2020, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2020.

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. Refer to page F-38 for management’s report.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included in this Annual Report.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information presented under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance – Code of Ethics” in the definitive Proxy Statement of Mercantile Bank Corporation for our May 27, 2021 Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission before April 30, 2021, is incorporated here by reference.

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

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2020, relating to compensation plans under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,700	$32.83	361,000	(1)

Equity compensation plans not approved by security holders	0	0	0

Total	9,700	$32.83	361,000

(1) These securities are available under the Stock Incentive Plan of 2020. Incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards.

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

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets --- December 31, 2020 and 2019

Consolidated Statements of Income for each of the three years in the period ended December 31, 2020

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2020

Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2020

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2020

Notes to Consolidated Financial Statements

The Consolidated Financial Statements, the Notes to Consolidated Financial Statements, and the Reports of Independent Registered Public Accounting Firm listed above are incorporated by reference in Item 8 of this report.

(2)	Financial Statement Schedules

Not applicable

(b)     Exhibits:

The Exhibit Index immediately preceding the Signatures Page hereto is incorporated by reference under this item.

(c)     Financial Statements Not Included In Annual Report

Not applicable

Item 16.	Form 10-K Summary

 None.

MERCANTILE BANK CORPORATION

FINANCIAL INFORMATION

December 31, 2020 and 2019

MERCANTILE BANK CORPORATION

FINANCIAL INFORMATION

December 31, 2020 and 2019

CONTENTS

SELECTED FINANCIAL DATA

Consolidated Results of Operations:	2020	2019	2018	2017	2016
	(Dollars in thousands except per share data)
Interest income	$148,313	$158,337	$141,981	$125,543	$118,457
Interest expense	26,067	33,803	21,899	15,795	12,590
Net interest income	122,246	124,534	120,082	109,748	105,867
Provision for loan losses	14,050	1,750	1,100	2,950	2,900
Noninterest income	45,172	26,956	19,010	19,001	21,038
Noninterest expense	98,520	89,280	86,170	79,716	77,118
Income before income tax expense	54,848	60,460	51,822	46,083	46,887
Income tax expense	10,710	11,004	9,798	14,809	14,974
Net income	$44,138	$49,456	$42,024	$31,274	$31,913

Consolidated Balance Sheet Data:

Total assets	$4,437,344	$3,632,915	$3,363,907	$3,286,704	$3,082,571
Cash and cash equivalents	626,006	233,731	75,354	200,101	183,596
Securities	405,349	352,657	353,388	346,780	336,086
Loans	3,216,358	2,856,667	2,753,085	2,558,552	2,378,620
Allowance for loan losses	37,967	23,889	22,380	19,501	17,961
Bank owned life insurance	72,131	70,297	69,647	68,689	67,198

Deposits	3,411,553	2,690,384	2,463,708	2,522,365	2,374,985
Securities sold under agreements to repurchase	118,365	102,675	103,519	118,748	131,710
Federal Home Loan Bank advances	394,000	354,000	350,000	220,000	175,000
Subordinated debentures	47,563	46,881	46,199	45,517	44,835
Shareholders’ equity	441,554	416,561	375,249	365,870	340,811

Consolidated Financial Ratios:

Return on average assets	1.07%	1.39%	1.28%	1.00%	1.07%
Return on average shareholders’ equity	10.32%	12.52%	11.33%	8.82%	9.35%
Average shareholders’ equity to average assets	10.34%	11.09%	11.33%	11.28%	11.42%

Nonperforming loans to total loans	0.11%	0.08%	0.15%	0.28%	0.25%
Allowance for loan losses to total loans *	1.33%	0.84%	0.81%	0.76%	0.76%

Tier 1 leverage capital	9.77%	11.28%	11.41%	11.27%	11.17%
Common equity risk-based capital	11.34%	11.00%	10.41%	10.74%	10.88%
Tier 1 risk-based capital	12.68%	12.36%	11.80%	12.21%	12.47%
Total risk-based capital	13.80%	13.09%	12.50%	12.88%	13.13%

Per Common Share Data:

Net income:
Basic	$2.71	$3.01	$2.53	$1.90	$1.96
Diluted	2.71	3.01	2.53	1.90	1.96

Book value per share at end of period	27.04	25.36	22.70	22.05	20.76
Dividends declared	1.12	1.06	1.68	0.74	1.16
Dividend payout ratio	40.62%	34.59%	65.44%	38.52%	58.70%

(*) Excludes Paycheck Protection Program Loans

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

Future Factors include, among others, adverse changes in interest rates and interest rate relationships; significant declines in the value of commercial real estate; market volatility; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation or actions by bank regulators; our participation in the PayCheck Protection Program administered by the Small Business Administration; changes in the method of determining Libor, or the replacement of Libor with an alternative reference rate; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; risks associated with cyber-attacks, information security breaches and other criminal activities on our computer systems; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; damage to our reputation resulting from adverse publicity, regulatory actions, litigation, operational failures, the failure to meet client expectations and other facts; changes in the national and local economies, including the significant disruption to financial market and other economic activity caused by the outbreak of Covid-19; and other risk factors described in Item 1A of this Annual Report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

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

Allowance For Loan Losses: The allowance for loan losses (“allowance”) is maintained at a level we believe is adequate to absorb probable incurred losses identified and inherent in the loan portfolio. Our evaluation of the adequacy of the allowance is an estimate based on past loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, guidance from bank regulatory agencies, and assessments of the impact of current and anticipated economic conditions on the loan portfolio. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off. Loan losses are charged against the allowance when we believe the uncollectability of a loan is likely. The balance of the allowance represents our best estimate, but significant downturns in circumstances relating to loan quality or economic conditions could result in a requirement for an increased allowance in the future. Likewise, an upturn in loan quality or improved economic conditions may result in a decline in the required allowance in the future. In either instance, unanticipated changes could have a significant impact on the allowance and operating results. Loans made under the Paycheck Protection Program are fully guaranteed by the Small Business Administration; therefore, such loans do not have an associated allowance.

We complete a migration analysis quarterly to assist us in determining appropriate reserve allocation factors for non-impaired loans. Our migration takes into account various time periods; however, at year-end 2020, we placed most weight on the period starting December 31, 2010 through December 31, 2020. We believe this period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general market consensus of economic conditions in the near future. Although the migration analysis provides an accurate historical accounting of our net loan losses, it is not able to fully account for environmental factors that will also very likely impact the collectability of our loans as of any quarter-end date. Therefore, we incorporate the environmental factors as adjustments to the historical data. Environmental factors include both internal and external items. We believe the most significant internal environmental factor is our credit culture and the relative aggressiveness in assigning and revising commercial loan risk ratings, with the most significant external environmental factor being the assessment of the current economic environment and the resulting implications on our loan portfolio.

We established a Covid-19 reserve allocation factor to address the Coronavirus Pandemic and its potential impact on the collectability of the loan portfolio during the second quarter of 2020. The creation of this factor reflected our belief that the traditional nine environmental factors did not sufficiently capture and address the unique circumstances, challenges and uncertainties associated with the Coronavirus Pandemic, which include unprecedented federal government stimulus and interventions, statewide mandatory closures of nonessential businesses and periodic changes to such and our ability to provide payment deferral programs to commercial and retail borrowers without the interjection of troubled debt restructuring accounting rules. We review a myriad of items when assessing this new environmental factor, including virus infection rates, economic outlooks, employment data, business closures, foreclosures, payment deferments and government-sponsored stimulus programs. The Covid-19 reserve factor resulted in a $5.3 million increase to the allowance as of December 31, 2020.

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

Financial institutions were not required to comply with the Current Expected Credit Loss (“CECL”) methodology requirements from the enactment date of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) until the earlier of the end of the President’s declaration of a National Emergency or December 31, 2020. The Consolidated Appropriations Act, 2021, that was enacted in December 2020, provided for an extension of the required CECL adoption date to January 1, 2022, which is the date we expect to adopt. An economic forecast is a key component of the CECL methodology. As we continue to experience an unprecedented economic environment whereby a sizable portion of the economy has been significantly impacted by government-imposed activity limitations and similar reactions by businesses and individuals, substantial government stimulus has been provided to businesses, individuals and state and local governments and financial institutions have offered businesses and individuals payment relief options, economic forecasts are regularly revised with no economic forecast consensus. Given the high degree of uncertainty surrounding economic forecasting, we have elected to postpone the adoption of CECL, and will continue to use our incurred loan loss reserve model as permitted.

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

Mortgage Servicing Rights: Mortgage servicing rights are recognized as assets based on the allocated fair value of retained servicing rights on loans sold. Servicing rights are carried at the lower of amortized cost or fair value and are expensed in proportion to, and over the period of, estimated net servicing income. We utilize a discounted cash flow model to determine the value of our servicing rights. The valuation model utilizes mortgage loan prepayment speeds, the remaining life of the mortgage loan pool, delinquency rates, our cost to service loans and other factors to determine the cash flow that we will receive from servicing each grouping of loans. These cash flows are then discounted based on current interest rate assumptions to arrive at the fair value of the right to service those loans. Impairment is evaluated quarterly based on the fair value of the servicing rights, using groupings of the underlying loans classified by interest rates. Any impairment of a grouping is reported as a valuation allowance.

Goodwill: Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. A more frequent assessment is performed if conditions in the market place or changes in the company’s organizational structure occur. Due to current stressed economic and market conditions, we assessed goodwill for impairment as of March 31, 2020, June 30, 2020, September 30, 2020, and October 1, 2020. For March 31, 2020, we used a discounted income approach and a market valuation model, which compared the inherent value of our company to valuations of recent transactions in the market place to determine if our goodwill had been impaired. Using this quantitative methodology, we determined goodwill was not impaired as of March 31, 2020. For June 30, 2020, September 30, 2020, and October 1, 2020, we used the Step 0 methodology for which we assessed the macro and microeconomic conditions, industry and market conditions, financial performance, and our underlying stock performance. We concluded it was more likely than not our fair value was greater than its carrying amount at the end of each period; therefore, no further testing was required.

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

The Paycheck Protection Program (“PPP”) reflects a substantial expansion of the Small Business Administration’s 100% guaranteed 7(a) loan program. The CARES Act authorized up to $350 billion in loans to businesses with fewer than 500 employees, including non-profit organizations, tribal business concerns, self-employed and individual contractors. The PPP provides 100% guaranteed loans to cover specific operating costs, with the maximum loan size capped at the lesser of 250% of the average monthly payroll costs or $10.0 million. PPP loans are eligible to be forgiven based upon certain criteria. In general, the amount of the loan that is forgivable is the sum of the payroll costs, interest payments on mortgages, rent and utilities incurred or paid by the business during a prescribed period beginning on the loan origination date. Any remaining balance after forgiveness is maintained at the 100% guarantee for the duration of the loan. The loan tenor is 24 months for loans originated prior to June 5, 2020 and 60 months for loans originated on or after June 5, 2020. Loans originated prior to June 5, 2020 can be modified to a tenor of 60 months upon the mutual agreement of the lender and borrower. We have not modified the maturity date of any loans made prior to June 5, 2020. The interest rate on the loan is fixed at 1.00%, with the financial institution receiving a loan origination fee ranging from 1% to 5% of the loan amount paid by the Small Business Administration. The loan origination fees, net of the direct origination costs, have totaled approximately $15.0 million and are being accreted into interest income on loans using the level yield methodology. The program was originally scheduled to end on June 30, 2020, but was subsequently modified to end on August 8, 2020. Participation in the PPP has had a significant impact on the composition of our loan and deposit portfolios and our net interest income starting during the second quarter of 2020, which is expected to remain well into 2021. We originated approximately 2,200 loans aggregating $554 million under the PPP, with no customer payments but $189 million in forgiveness transactions on approximately 900 PPP loans recorded through December 31, 2020.

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

From March 1, 2020 through 60 days after the end of the National Emergency (or December 31, 2020 if earlier), a financial institution may elect to suspend GAAP principles and regulatory determinations with respect to loan modifications related to Covid-19 that would otherwise be categorized as troubled debt restructurings. Banking agencies must defer to the financial institution’s election. We elected to suspend GAAP principles and regulatory determinations as permitted. The Consolidated Appropriations Act, 2021 extended the suspension date to January 1, 2022.

●	Current Expected Credit Loss Methodology Delay

Financial institutions are not required to comply with the CECL methodology requirements from the enactment date of the CARES Act until the earlier of the end of the National Emergency or December 31, 2020. We elected to postpone CECL adoption as permitted. The Consolidated Appropriations Act, 2021 extended the adoption deferral date to January 1, 2022.

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

At the peak of activity in mid-July, nearly 750 borrowers with loan balances aggregating $719 million were participating in the commercial loan deferment program. However, as of December 31, 2020, only 19 borrowers with loan balances aggregating $8.0 million remained in the commercial loan deferment program. For retail borrowers, we offered 90-day (three payments) principal and interest payment deferments, with deferred amounts added to the end of the loan. As of June 30, 2020, we had processed 260 principal and interest payment deferments with loan balances totaling $23.8 million. These payment deferral transactions largely applied to the borrowers’ April, May and June loan payments. As of December 31, 2020, only 14 borrowers with loan balances aggregating $1.8 million remained in the retail loan payment deferment program.

In April, 2020, the Federal Reserve initiated the PPPLF, which is designed to facilitate lending by financial institutions to small businesses under the PPP. Only PPP loans are eligible to serve as collateral for the PPPLF, with each dollar of PPP loans providing one dollar of advance availability. The maturity date of an extension of credit under the PPPLF will equal the maturity date of the pool of PPP loans pledged to secure the extension of credit. Any principal payments received by the financial institution on the PPP loans, such as PPP loan forgiveness payments from the Small Business Administration or principal payments from the borrower after the initial six-month deferment period, must be used to pay down the PPPLF advance by the same dollar amount, maintaining the dollar-for-dollar advance amount and PPP aggregate loan balance relationship. The interest rate on PPPLF advances is fixed at 0.35%. No PPPLF advances could be obtained after September 30, 2020. We obtained a PPPLF advance in the amount of $43.7 million in late April 2020 and paid it off in full in early June 2020. As of December 31, 2020, we had no advances outstanding under the PPPLF.

SUBSEQUENT EVENTS

On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law. This $900 billion Coronavirus Pandemic relief package includes $284 billion in aid for small businesses through a second round of forgivable loans through the PPP. In general, the framework of loans originated under the second round are similar to that of the initial round. As of February 26, 2021, we had originated about 900 loans aggregating $181 million in second round PPP loans.

We originated approximately 2,200 loans aggregating $554 million under the initial round of the PPP. As of December 31, 2020, we had received no customer payments but had received $189 million in forgiveness payments from the Small Business Administration on about 900 PPP loans. As of February 26, 2021, we had received no customer payments but had received $266 million in forgiveness payments from the Small Business Administration on approximately 1,400 loans.

As part of our bank’s branch rationalization efforts, we recently announced that our bank and Lake Trust Credit Union have entered into an agreement for the sale of our banking office located in Hastings, Michigan, with the sale expected to be consummated by March 31, 2021. The agreement includes the 4,300 square-foot facility, all associated assets and approximately $16 million in deposits.

FINANCIAL OVERVIEW

We recorded net income of $44.1 million, or $2.71 per basic and diluted share, for 2020, compared to net income of $49.5 million, or $3.01 per basic and diluted share, for 2019. The net impact of a gain on the sale of a former branch facility and write-downs of former branch facilities decreased net income during 2020 by approximately $1.1 million, or $0.07 per diluted share. Bank owned life insurance claims and the net impact of gains and losses on sales and write-downs of former branch facilities increased net income during 2019 by approximately $2.7 million, or $0.16 per diluted share. Excluding the impacts of these transactions, diluted earnings per share decreased $0.07, or 2.5%, during 2020 compared to 2019.

The lower level of net income during 2020 compared to 2019 resulted from higher provision expense and noninterest expense and decreased net interest income, which more than offset increased noninterest income. The loan loss reserve build during 2020, which primarily reflected increased allocations associated with changes in certain environmental factors and an allocation related to a newly-created Covid-19 pandemic environmental factor, was viewed as a precautionary measure to guard against any potential deterioration in the quality of the loan portfolio stemming from the pandemic and associated weakened economic conditions. The higher level of noninterest expense mainly reflected increased compensation, occupancy, furniture and equipment, and Federal Deposit Insurance Corporation (“FDIC”) insurance premium costs, along with increased write-downs of former branch facilities. The decline in net interest income depicted a lower yield on earning assets, which more than offset the positive impact of growth in earning assets. The improved noninterest income primarily reflected increased mortgage banking income.

We believe the overall quality of our loan portfolio remains strong, with nonperforming loans equaling only 0.11% of total loans as of December 31, 2020. Gross loan charge-offs during 2020 totaled $0.8 million, while recoveries of prior period loan charge-offs totaled $0.9 million, providing for net loan recoveries of $0.1 million, or 0.01% of average total loans. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries. Accruing loans past due 30 to 89 days remain very low.

Commercial loans increased $352 million during 2020, and at December 31, 2020 totaled $2.79 billion, or 86.9% of our loan portfolio. As of December 31, 2019, the commercial loan portfolio comprised 85.5% of total loans. The increase in commercial loans during 2020 primarily reflects activity under the PPP. Originations of PPP loans, primarily during the second quarter and to a lesser degree the third quarter, totaled $554 million. We started to receive PPP loan forgiveness payments from the Small Business Administration during the fourth quarter, totaling $189 million through year-end 2020 and providing for a net balance of $365 million at December 31, 2020. Excluding PPP loans, our commercial and industrial loan segment declined $66.1 million during 2020, in large part reflecting a reduction in lines of credit during the second quarter. Non-owner occupied commercial real estate (“CRE”) loans increased $82.1 million and multi-family and residential rental loans grew $21.6 million, while owner-occupied CRE loans declined $49.1 million. We believe our loan portfolio remains well diversified. As a percentage of total commercial loans, commercial and industrial loans and owner-occupied CRE loans combined equaled 60.0% as of December 31, 2020, compared to 58.4% at December 31, 2019. The current commercial loan pipeline remains strong, and at year-end 2020, we had almost $100 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase.

We experienced significant deposit growth during 2020, primarily reflecting federal government stimulus payments and reduced business and consumer investing and spending, along with PPP loan proceeds being deposited into customers’ accounts at the time the loans were originated and remaining on deposit at year-end 2020. Local deposits increased $808 million during 2020, in large part comprised of a $508 million increase in noninterest-bearing checking accounts. In addition, interest-bearing checking accounts were up $141 million, money market deposits grew $103 million and savings deposits increased $68.8 million. Brokered deposits declined $86.5 million, comprising 1.4% of total deposits at December 31, 2020 compared to 5.0% at year-end 2019.

We recorded a loan loss provision expense of $14.1 million during 2020, a substantial increase over the $1.8 million recorded during 2019. Approximately 80% of the provision expense recorded during 2020 is reflective of increased allocations associated with qualitative factors, namely economic conditions, loan review and value of underlying collateral dependent commercial loans, as well as the creation of a Coronavirus Pandemic environmental factor (“Covid-19 factor”). The Covid-19 factor, developed during the second quarter, is designed to address the unique challenges and economic uncertainty resulting from the Coronavirus Pandemic and its potential impact on the collectability of the loan portfolio. The provision expense recorded during 2020 also reflects the downgrading of certain non-impaired commercial loan relationships, most of which occurred during the third quarter.

Noninterest income during 2020 was $45.2 million, compared to $27.0 million in 2019. The significant growth primarily reflects increased mortgage banking income stemming from a sizeable upturn in refinance activity spurred by a decrease in residential mortgage loan interest rates, an increase in purchase activity, and the continuing success of strategic initiatives that have been implemented over the past several years to gain market share and increase production. Mortgage banking income totaled $29.3 million in 2020, compared to $8.5 million during 2019.

Noninterest expense totaled $98.5 million during 2020, compared to $89.3 million in 2019. The higher level of expense primarily resulted from increased compensation costs, mainly reflecting higher residential mortgage lender commissions and related incentives, as well as annual merit pay increases and a larger bonus accrual. Occupancy and equipment and furniture costs were up $1.7 million on a combined basis in 2020 compared to 2019, mainly reflecting the late 2019 completion of our main office expansion.

FINANCIAL CONDITION

Our total assets increased $804 million during 2020, and totaled $4.44 billion as of December 31, 2020. Total loans increased $360 million, interest-earning deposits were up $383 million and securities available for sale increased $52.7 million. Total deposits increased $721 million and FHLBI advances were up $40.0 million. Local deposit growth exceeded net loan growth, with the excess funds maintained with the Federal Reserve Bank of Chicago.

Earning Assets

Average earning assets equaled 94.1% of average total assets during 2020, compared to 93.4% during 2019. The loan portfolio continued to comprise a majority of earning assets, followed by interest-earning deposits and securities. Average total loans equaled 82.0% of average earning assets during 2020, compared to 85.8% in 2019, while average interest-earning deposits and average securities comprised 9.2% and 8.8% of average earning assets during 2020 and 3.4% and 10.8% during 2019, respectively.

Our loan portfolio has historically been primarily comprised of commercial loans. Commercial loans increased $352 million during 2020, and at December 31, 2020 totaled $2.79 billion, or 86.9% of our loan portfolio. As of December 31, 2019, the commercial loan portfolio comprised 85.5% of total loans. The increase in commercial loans during 2020 primarily reflects activity under the PPP. Originations of PPP loans, primarily during the second quarter and to a lesser degree during the third quarter, totaled $554 million. We started to receive PPP loan forgiveness payments from the Small Business Administration during the fourth quarter, totaling $189 million through year-end 2020, and providing for a net balance of $365 million as of December 31, 2020. Excluding PPP loans, our commercial and industrial loan segment declined $66.1 million during 2020, in large part reflecting a reduction in lines of credit during the second quarter. Non-owner occupied CRE loans increased $82.1 million and multi-family and residential rental loans grew $21.6 million, while owner-occupied CRE loans declined $49.1 million. We believe our loan portfolio remains well diversified. As a percentage of total commercial loans, commercial and industrial loans and owner-occupied CRE loans combined equaled 60.0% as of December 31, 2020, compared to 58.4% at December 31, 2019.

As of December 31, 2020, availability on commercial construction and development loans that are in the construction phase totaled almost $100 million, with most of the funds expected to be drawn over the next 12 to 18 months. Our current pipeline reports indicate strong commercial loan funding opportunities in future periods, including $228 million in new lending commitments. Our commercial lenders also report additional opportunities they are currently discussing with existing borrowers and potential new customers. We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship, as well as concentration limits we have established within our commercial loan portfolio. Usage of existing commercial lines of credit was relatively stable during the last six months of 2020, after having declined by about $110 million during the second quarter largely reflecting the Coronavirus Pandemic and associated weakened economic conditions.

Residential mortgage loans increased $21.0 million during 2020, totaling $361 million, or 11.2% of total loans, at December 31, 2020. We originated $864 million in residential mortgage loans during 2020, compared to $369 million in 2019. The 135% increase is primarily attributable to a sizeable upturn in refinance activity spurred by a decrease in residential mortgage loan interest rates, an increase in purchase activity, and the continuing success of strategic initiatives that have been implemented over the past several years to gain market share and increase production. Almost 66% of the residential mortgage loans originated during 2020 consisted of refinance transactions, compared to about 50% during 2019. Residential mortgage loans originated for sale, generally consisting of longer-term fixed rate residential mortgage loans, totaled $672 million during 2020, or almost 78% of the total residential mortgage loans originated. Residential mortgage loans originated not sold are generally comprised of adjustable rate residential mortgage loans. We are very pleased with the results of our strategic initiatives associated with the growth of our residential mortgage banking operation over the past few years, and remain optimistic that origination volumes will continue to be solid in future periods.

Other consumer-related loans declined $13.8 million during 2020, and at December 31, 2020 totaled $61.6 million, or 1.9% of the loan portfolio. Other consumer-related loans equaled 2.6% of total loans as of December 31, 2019. We expect this loan portfolio segment to decline in future periods as scheduled principal payments exceed origination volumes.

The following table summarizes our loan portfolio:

	12/31/20	12/31/19	12/31/18	12/31/17	12/31/16
Commercial:
Commercial & Industrial *	$1,145,423,000	$846,551,000	$822,723,000	$753,764,000	$713,903,000
Land Development & Construction	55,055,000	56,119,000	44,885,000	29,873,000	34,828,000
Owner Occupied Commercial Real Estate	529,953,000	579,003,000	548,619,000	526,328,000	450,464,000
Non-Owner Occupied Commercial Real Estate	917,436,000	835,346,000	816,282,000	791,685,000	748,269,000
Multi-Family & Residential Rental	146,095,000	124,525,000	127,597,000	101,918,000	117,883,000
Total Commercial	2,793,962,000	2,441,544,000	2,360,106,000	2,203,568,000	2,065,347,000

Retail:
1-4 Family Mortgages	360,776,000	339,749,000	307,540,000	254,559,000	195,226,000
Home Equity & Other Consumer Loans	61,620,000	75,374,000	85,439,000	100,425,000	118,047,000
Total Retail	422,396,000	415,123,000	392,979,000	354,984,000	313,273,000

Total Loans	$3,216,358,000	$2,856,667,000	$2,753,085,000	$2,558,552,000	$2,378,620,000

(*) For December 31, 2020, includes $365 million in loans originated under the Paycheck Protection Program.

The following table presents total loans outstanding as of December 31, 2020, according to scheduled repayments of principal on fixed rate loans and repricing frequency on variable rate loans. Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

	Less Than	One Through	More Than
	One Year	Five Years	Five Years	Total

Construction and land development	$63,821,000	$65,689,000	$100,839,000	$230,349,000
Real estate - residential properties	25,966,000	153,263,000	229,874,000	409,103,000
Real estate - multi-family properties	4,327,000	38,373,000	45,753,000	88,453,000
Real estate - commercial properties	249,984,000	807,964,000	285,841,000	1,343,789,000
Commercial and industrial	402,245,000	643,088,000	82,387,000	1,127,720,000
Consumer	2,068,000	14,115,000	761,000	16,944,000
Total loans	$748,411,000	$1,722,492,000	$745,455,000	$3,216,358,000

Fixed rate loans	$365,124,000	$1,610,804,000	$611,366,000	$2,587,294,000
Floating rate loans	383,287,000	111,688,000	134,089,000	629,064,000
Total loans	$748,411,000	$1,722,492,000	$745,455,000	$3,216,358,000

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

Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest and foreclosed properties, totaled $4.1 million (0.1% of total assets) as of December 31, 2020, compared to $2.7 million (0.1% of total assets) as of December 31, 2019. The volume of nonperforming assets has remained low over the past several years. Given the low level of nonperforming loans and accruing loans 30 to 89 days delinquent, combined with a relatively steady level of watch list credits and what we believe are strong credit administration practices, we are pleased with the overall quality of the loan portfolio.

The following tables provide a breakdown of nonperforming assets by property type:

NONPERFORMING LOANS

	12/31/20	12/31/19	12/31/18	12/31/17	12/31/16
Residential Real Estate:
Land Development	$35,000	$34,000	$0	$0	$16,000
Construction	0	0	0	0	0
Owner Occupied / Rental	2,519,000	2,104,000	3,157,000	3,381,000	2,739,000
	2,554,000	2,138,000	3,157,000	3,381,000	2,755,000

Commercial Real Estate:
Land Development	0	0	0	35,000	95,000
Construction	0	0	0	0	0
Owner Occupied	619,000	134,000	950,000	2,241,000	285,000
Non-Owner Occupied	22,000	0	0	0	488,000
	641,000	134,000	950,000	2,276,000	868,000

Non-Real Estate:
Commercial Assets	172,000	0	17,000	1,444,000	2,293,000
Consumer Assets	17,000	12,000	17,000	42,000	23,000
	189,000	12,000	34,000	1,486,000	2,316,000

Total	$3,384,000	$2,284,000	$4,141,000	$7,143,000	$5,939,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	12/31/20	12/31/19	12/31/18	12/31/17	12/31/16
Residential Real Estate:
Land Development	$0	$0	$0	$0	$0
Construction	0	0	0	0	0
Owner Occupied / Rental	88,000	260,000	398,000	193,000	144,000
	88,000	260,000	398,000	193,000	144,000

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	613,000	192,000	413,000	2,031,000	325,000
Non-Owner Occupied	0	0	0	36,000	0
	613,000	192,000	413,000	2,067,000	325,000

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$701,000	$452,000	$811,000	$2,260,000	$469,000

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	2020	2019	2018	2017	2016

Beginning balance	$2,284,000	$4,141,000	$7,143,000	$5,939,000	$5,444,000
Additions	3,361,000	698,000	2,909,000	7,604,000	5,655,000
Returns to performing status	(105,000)	(126,000)	(175,000)	(232,000)	(13,000)
Principal payments	(1,701,000)	(2,140,000)	(5,028,000)	(4,234,000)	(4,166,000)
Loan charge-offs	(455,000)	(289,000)	(708,000)	(1,934,000)	(981,000)

Total	$3,384,000	$2,284,000	$4,141,000	$7,143,000	$5,939,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	2020	2019	2018	2017	2016

Beginning balance	$452,000	$811,000	$2,260,000	$469,000	$1,293,000
Additions	758,000	462,000	1,114,000	4,401,000	725,000
Sale proceeds	(485,000)	(792,000)	(2,380,000)	(677,000)	(1,428,000)
Valuation write-downs	(24,000)	(29,000)	(183,000)	(1,933,000)	(121,000)

Total	$701,000	$452,000	$811,000	$2,260,000	$469,000

Gross loan charge-offs during 2020 totaled $0.8 million, while recoveries of prior period loan charge-offs totaled $0.9 million, providing for net loan recoveries of $0.1 million, or 0.01% of average total loans. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries. Accruing loans past due 30 to 89 days remain very low.

The following table summarizes changes in the allowance for the past five years. For the years 2019, 2018, 2017 and 2016, presented loan and allowance data are reflective of only originated loans and the allowance for originated loans. We terminated the application of purchase accounting associated with our merger with Firstbank effective January 1, 2020.

	2020	2019	2018	2017	2016

Loans outstanding at year-end	$3,216,358,000	$2,614,725,000	$2,452,446,000	$2,169,957,000	$1,884,548,000

Daily average balance of loans outstanding during the year	$3,190,742,000	$2,584,234,000	$2,295,251,000	$2,054,809,000	$1,784,978,000

Balance of allowance for loans at beginning of year (*)	$23,889,000	$21,554,000	$19,133,000	$17,868,000	$15,233,000

Loans charged-off:
Commercial, financial and agricultural	(614,000)	(455,000)	(367,000)	(2,272,000)	(980,000)
Construction and land development	0	0	(61,000)	(20,000)	0
Residential real estate	(129,000)	(361,000)	(551,000)	(687,000)	(809,000)
Instalment loans to individuals	(96,000)	(67,000)	(210,000)	(204,000)	(344,000)
Total charge-offs	(839,000)	(883,000)	(1,189,000)	(3,183,000)	(2,133,000)

Recoveries of previously charged-off loans:
Commercial, financial and agricultural	488,000	302,000	1,757,000	1,445,000	754,000
Construction and land development	0	24,000	832,000	129,000	334,000
Residential real estate	314,000	239,000	531,000	131,000	522,000
Instalment loans to individuals	65,000	63,000	90,000	102,000	60,000
Total recoveries	867,000	628,000	3,210,000	1,807,000	1,670,000

Net loan (charge-offs) recoveries	28,000	(255,000)	2,021,000	(1,376,000)	(463,000)

Provision for loan losses	14,050,000	1,867,000	400,000	2,641,000	3,098,000

Balance of allowance for loans at end of year	$37,967,000	$23,166,000	$21,554,000	$19,133,000	$17,868,000

Ratio of net loan (charge-offs) recoveries to average loans outstanding during the year	0.01%	(0.01%)	0.09%	(0.07%)	(0.03%)

Ratio of allowance to loans outstanding at year-end	1.18%	0.89%	0.88%	0.88%	0.95%

(*) For the December 31, 2020 column, the balance of allowance for loans at beginning of year includes the December 31, 2019 balance of the allowance for acquired loans.

The following table illustrates the breakdown of the allowance for loans balance by loan type (dollars in thousands) and of the total loan portfolio (in percentages). For the years 2019, 2018, 2017 and 2016, presented loan and allowance data are reflective of only originated loans and the allowance for originated loans. We terminated the application of purchase accounting associated with our merger with Firstbank effective January 1, 2020.

	12/31/2020		12/31/2019		12/31/2018		12/31/2017		12/31/2016
	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio

Commercial, financial and agricultural	$33,235	79.6%	$20,599	76.0%	$19,228	86.7%	$15,616	77.8%	$15,035	85.8%
Construction and land development	813	7.2	340	9.0	270	2.0	1,260	7.6	991	6.0
Residential real estate	3,595	12.7	1,863	14.2	1,778	10.0	1,758	13.3	1,374	6.4
Instalment loans to individuals	265	0.5	294	0.8	234	1.3	406	1.3	508	1.8
Unallocated	59	0.0	70	0.0	44	0.0	93	0.0	(40)	0.0
Total	$37,967	100.0%	$23,166	100.0%	$21,554	100.0%	$19,133	100.0%	$17,868	100.0%

The following table depicts the ratio of our allowance to nonperforming loans:

	12/31/20	12/31/19	12/31/18	12/31/17	12/31/16
Ratio of allowance to nonperforming loans	1,122.0%	1,045.9%	540.4%	273.0%	302.4%

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

Financial institutions were not required to comply with the CECL methodology requirements from the enactment date of the CARES Act until the earlier of the end of the President’s declaration of a National Emergency or December 31, 2020. The Consolidated Appropriations Act, 2021, that was enacted in December 2020, provided for an extension of the required CECL adoption date to January 1, 2022, which is the date we plan to adopt. An economic forecast is a key component of the CECL methodology. As we continue to experience an unprecedented economic environment whereby a sizable portion of the economy has been significantly impacted by government-imposed activity limitations and similar reactions by businesses and individuals, substantial government stimulus has been provided to businesses, individuals and state and local governments and financial institutions have offered businesses and individuals payment relief options, economic forecasts are regularly revised with no economic forecast consensus. Given the high degree of uncertainty surrounding economic forecasting, we have elected to postpone the adoption of CECL, and will continue to use our incurred loan loss reserve model as permitted.

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

We established a Covid-19 reserve allocation factor to address the Coronavirus Pandemic and its potential impact on the collectability of the loan portfolio during the second quarter of 2020. The creation of this factor reflected our belief that the traditional nine environmental factors did not sufficiently capture and address the unique circumstances, challenges and uncertainties associated with the Coronavirus Pandemic, which include unprecedented federal government stimulus and interventions, statewide mandatory closures of nonessential businesses and periodic changes to such and our ability to provide payment deferral programs to commercial and retail borrowers without the interjection of troubled debt restructuring accounting rules. We review a myriad of items when assessing this new environmental factor, including virus infection rates, economic outlooks, employment data, business closures, foreclosures, payment deferments and government-sponsored stimulus programs. The Covid-19 reserve factor resulted in a $5.3 million increase to the allowance as of December 31, 2020.

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

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired loans. Our migration takes into account various time periods; however, at year-end 2020 we placed most weight on the period starting December 31, 2010 through December 31, 2020. We believe this period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general market consensus of economic conditions in the near future. We continue to actively monitor our loan portfolio and assess reserve allocation factors in light of the Coronavirus Pandemic and its impact on the U.S. economic environment and our borrowers in particular.

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

Approximately 80% of the provision expense recorded during 2020 is reflective of increased allocations associated with qualitative factors, with the remainder primarily reflecting the downgrading of certain non-impaired commercial loan relationships.

During the first quarter, we changed the trend rating on the economic and business conditions environmental factor from slightly deteriorating to severely deteriorating due to the initial and expected stressed economic environment resulting from the Coronavirus Pandemic. This modification impacted all loan portfolio segments, adding $4.0 million to the required allowance during the quarter. Also during the first quarter, we improved the trend rating on the lending policies environmental factor from slightly deteriorating to relatively stable to reflect the duration since the Firstbank merger in 2014 and recent loan policy enhancements. This modification impacted all loan portfolio segments, subtracting $3.0 million from the required allowance level. In addition, during the first quarter we improved the trend rating on the changes in the experience, ability, and depth of lending management and staff environmental factor from slightly deteriorating to relatively stable to reflect the duration since personnel changes were made as part of the Firstbank merger and personnel changes necessitated by the retirement of our former CEO about two years ago. This modification impacted the commercial loan portfolio segment, subtracting $2.0 million from the required allowance.

During the second quarter, we changed the impact rating of the economic and business conditions environmental factor from moderate to high due to the ongoing and expected stressed economic environment resulting from the Coronavirus Pandemic. This modification impacted all loan portfolio segments, adding $4.0 million to the required allowance level. We also established the Covid-19 factor to address the Coronavirus Pandemic and its potential impact on the collectability of the loan portfolio. The creation of this factor reflected our belief that the traditional nine environmental factors did not sufficiently capture and address the unique circumstances, challenges and uncertainties associated with the Coronavirus Pandemic, which include unprecedented federal government stimulus and interventions, statewide mandatory closures of nonessential businesses and periodic changes to such and our ability to provide payment deferral programs to commercial and retail borrowers without the interjection of troubled debt restructuring accounting rules. We review a myriad of items when assessing this new environmental factor, including virus infection rates, economic outlooks, employment data, business closures, foreclosures, payment deferments and government-sponsored stimulus programs. Impacting all loan portfolio segments, the establishment of the Covid-19 factor added $3.9 million to the required allowance level.

During the third quarter, we completed a comprehensive review of risk ratings assigned to many commercial loan relationships, especially those operating in lines of business that were hardest hit by the Coronavirus Pandemic. The review resulted in loan rating downgrades of 159 of the reviewed relationships (eight of which were moved to the watch list), and an increase to the required allowance of approximately $3.0 million.

During the fourth quarter, we made further changes to several environmental factors, including loan review, value of underlying collateral dependent commercial loans and the Covid-19 factor. For the loan review environmental factor, we lowered the trend from slightly deteriorating to moderately deteriorating to reflect a reduction in the level of commercial loans being review by our loan review function, in large part reflecting personnel within that department spending a significant amount of time administering our PPP activities. This change impacted the commercial loan portfolio segment, and increased the required allowance by $0.7 million. We lowered the trend rating of the value of underlying collateral dependent commercial loans from relatively stable to slightly deteriorating to reflect valuation softness we have noticed in our larger markets. Impacting only the owner-occupied CRE and non-owner occupied CRE portfolio segments, this change increased the required allowance by $1.7 million. Reflecting the ongoing uncertainty associated with the Coronavirus Pandemic, including increased infections and the apparently slow roll-out of the vaccine, we lowered the impact rating on the Covid-19 factor from moderate to moderate-to-high. This change impacted all loan portfolio segments, and added $1.4 million to the required allowance level.

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

The allowance for loans equaled $38.0 million as of December 31, 2020, or 1.2% of total loans outstanding. The allowance for loans equaled 0.8% of total loans at year-end 2019. As of December 31, 2020, the allowance for loans was comprised of $37.4 million in general reserves relating to non-impaired loans and $0.6 million in specific allocations on other loans, primarily accruing loans designated as troubled debt restructurings.

Although we believe the allowance is adequate to absorb losses as they arise, there can be no assurance that we will not sustain losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Troubled debt restructurings totaled $23.6 million at December 31, 2020, consisting of $0.5 million that are on nonaccrual status and $23.1 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, is not included in our nonperforming loan totals. Impaired loans with an aggregate carrying value of $1.3 million as of December 31, 2020 had been subject to previous partial charge-offs aggregating $1.2 million. Those partial charge-offs were recorded as follows: $0.2 million in 2020, less than $0.1 million in 2019, 2018, 2017, 2015, 2014, 2013, 2012 and 2010, $0.1 million in 2016 and $0.3 million in 2011. As of December 31, 2020, specific reserves allocated to impaired loans that had been subject to a previous partial charge-off totaled less than $0.1 million.

The following table provides a breakdown of our loans categorized as troubled debt restructurings:

	12/31/20	12/31/19	12/31/18	12/31/17	12/31/16

Performing	$23,133,000	$11,788,000	$19,223,000	$6,128,000	$12,480,000
Nonperforming	510,000	353,000	229,000	2,434,000	1,132,000

Total	$23,643,000	$12,141,000	$19,452,000	$8,562,000	$13,612,000

Securities available for sale increased $52.7 million during 2020, totaling $387 million as of December 31, 2020. The securities portfolio equaled 8.4% of average earning assets during 2020, compared to 10.3% during 2019. During 2020, purchases of U.S. Government agency bonds totaled $345 million, in part reflecting the reinvestment of funds from $289 million in called U.S. Government agency bonds and $17.7 million in principal paydowns on U.S. Government agency issued or guaranteed mortgage-backed securities. Municipal bond purchases aggregated $24.8 million, with municipal bond maturities and calls totaling $12.9 million. No bonds were sold during 2020. At December 31, 2020, the securities portfolio was primarily comprised of U.S. Government agency bonds (63%), municipal bonds (31%) and U.S. Government agency issued or guaranteed mortgage-backed securities (6%). All of our securities are currently designated as available for sale, and therefore are stated at fair value. The fair value of securities designated as available for sale at December 31, 2020 totaled $387 million, including a net unrealized gain of $6.9 million. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function.

The following table reflects the composition of the securities portfolio:

	12/31/20		12/31/19		12/31/18
	Carrying		Carrying		Carrying
	Value	Percent	Value	Percent	Value	Percent

U.S. Government agency debt obligations	$242,141,000	62.5%	$186,410,000	55.7%	$187,077,000	55.5%

Mortgage-backed securities	24,890,000	6.4	42,470,000	12.7	43,658,000	12.9

Municipal general obligations	107,824,000	27.9	101,079,000	30.2	102,497,000	30.4

Municipal revenue bonds	11,992,000	3.1	4,196,000	1.3	3,634,000	1.1

Other investments	500,000	0.1	500,000	0.1	500,000	0.1

Totals	$387,347,000	100.0%	$334,655,000	100.0%	$337,366,000	100.0%

FHLBI stock totaled $18.0 million as of December 31, 2020, unchanged from the balance at December 31, 2019. Our investment in FHLBI stock is necessary to engage in their advance and other financing programs. We continue to receive regular quarterly cash dividends, and we expect a cash dividend will continue in future quarterly periods.

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

The following table shows by class of maturities as of December 31, 2020, the amounts and weighted average yields (on a fully taxable-equivalent basis) of investment securities:

	Carrying	Average
	Value	Yield
Obligations of U.S. Government agencies:
One year or less	$0	NA
Over one through five years	64,597,000	0.52%
Over five through ten years	118,002,000	1.12
Over ten years	59,542,000	1.90
	242,141,000	1.15
Obligations of states and political subdivisions:
One year or less	5,939,000	2.52
Over one through five years	29,877,000	2.61
Over five through ten years	62,539,000	2.84
Over ten years	21,461,000	2.58
	119,816,000	2.72

Mortgage-backed securities	24,890,000	2.10
Other investments	500,000	4.13

Totals	$387,347,000	1.70%

Interest-earning deposit balances, primarily consisting of excess funds deposited with the Federal Reserve Bank of Chicago and a correspondent bank, are used to manage daily liquidity needs and interest rate sensitivity. The average balance of these funds equaled $357 million, or 9.2% of average earning assets during 2020, compared to a more typical $115 million, or 3.4%, during 2019. The higher level during 2020 reflects increased local deposit balances, primarily a product of federal government stimulus programs as well as lower business and individual investing and spending. We anticipate the level of interest-earning deposit balances to remain elevated throughout at least a majority of 2021 given the conditions associated with the Coronavirus Pandemic.

Non-Earning Assets

Cash and due from bank balances averaged 1.4% of total assets during 2020, similar to the average level during 2019, and no significant changes are expected in future periods. Net premises and equipment increased $1.6 million during 2020, equaling $59.0 million as of December 31, 2020, or 1.3% of total assets. Net purchases during 2020 totaled $9.0 million, in large part reflecting the construction and opening of a new regional banking center in Mt. Pleasant, Michigan and a new banking facility in Clare, Michigan. Depreciation expense during 2020 totaled $5.2 million. Banking facility closures resulted in a $2.2 million reduction in net premises and equipment during 2020.

Foreclosed and repossessed assets totaled $0.7 million at December 31, 2020, compared to $0.5 million at December 31, 2019. Almost the entire balance at year-end 2020 consisted of properties that were former banking office facilities that were closed during 2020. Although we expect periodic transfers from loans to foreclosed and repossessed assets in future periods reflecting our collection efforts on certain impaired lending relationships, we believe the strong quality of our loan portfolio will limit any overall increase in, and average balance of, this nonperforming asset category.

Source of Funds

Total deposits increased $721 million during 2020, totaling $3.41 billion as of December 31, 2020. Local deposits increased $808 million, while out-of-area deposits decreased $86.5 million during 2020. As a percent of total deposits, out-of-area deposits declined from 5.0% at December 31, 2019 to 1.4% as of year-end 2020. FHLBI advances increased $40.0 million during 2020, totaling $394 million as of December 31, 2020.

Noninterest-bearing checking accounts increased $508 million during 2020, while interest-bearing checking accounts and money market deposit accounts increased $141 million and $103 million, respectively. The increases in these transactional deposit products largely reflect federal government stimulus, especially the PPP, as well as lower business investing and spending. Savings deposits were up $68.8 million during 2020, primarily reflecting the impact of federal government stimulus programs and lower consumer investing and spending. Local time deposits decreased $12.8 million, generally reflecting the maturities of certain time deposits that were not renewed as we did not aggressively seek to renew these time deposits that were opened as part of a special time deposit campaign we ran during the early part of 2019, which more than offset new time deposits from several municipal deposit customers. The reduction in out-of-area deposits during 2020 reflects maturities not replaced as the funds were no longer needed.

Sweep accounts increased $15.7 million during 2020, totaling $118 million as of December 31, 2020. The average balance of sweep accounts equaled $133 million during 2020. The aggregate balance of this funding type can be subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances that many of the customers maintain. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts to overnight interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. All of our repurchase agreements are accounted for as secured borrowings.

FHLBI advances increased $40.0 million during 2020, reflecting new advances obtained primarily to replace advance maturities and manage interest rate risk. FHLBI advances totaled $394 million as of December 31, 2020. In June 2020, we executed a blend and extend transaction with the FHLBI to extend the duration of the FHLBI advance portfolio as part of our interest rate risk management program. We prepaid seven advances aggregating $70.0 million with maturities ranging from August 2020 through October 2021 and fixed interest rates from 1.36% to 2.84% and averaging 1.97%, using the proceeds from seven new advances aggregating $70.0 million with maturities ranging from June 2024 through June 2027 and fixed interest rates from 0.55% to 1.18% and averaging 0.84%. Prepayment fees totaling $0.9 million were embedded into the fixed rates on the newly obtained advances, equating to 0.22% of the 0.84% average rate of the new advances. FHLBI advances are primarily used to assist in funding loan demand, as well as playing an integral role in our interest rate risk management program. FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on certain commercial real estate property loans, and substantially all other assets of our bank under a blanket lien arrangement. Our borrowing line of credit at year-end 2020 totaled $754 million, with remaining availability based on collateral of $354 million.

Shareholders’ equity increased $25.0 million during 2020, totaling $442 million as of December 31, 2020. Positively impacting shareholders’ equity was net income of $44.1 million, while negatively affecting shareholders’ equity were cash dividends on our common stock totaling $17.9 million. Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by a total of $3.6 million. Share repurchases reduced shareholders’ equity by $6.6 million during 2020. Positively impacting shareholders’ equity during 2020 was a $1.8 million after-tax increase in the market value of available for sale securities.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

Summary

We recorded net income of $44.1 million, or $2.71 per basic and diluted share, for 2020, compared to net income of $49.5 million, or $3.01 per basic and diluted share, for 2019. The net impact of a gain on the sale of a former branch facility and write-downs of former branch facilities decreased net income during 2020 by approximately $1.1 million, or $0.07 per diluted share. Bank owned life insurance claims and the net impact of gains and losses on sales and write-downs of former branch facilities increased net income during 2019 by approximately $2.7 million, or $0.16 per diluted share. Excluding the impacts of these transactions, diluted earnings per share decreased $0.07, or 2.5%, during 2020 compared to 2019.

The lower level of net income during 2020 compared to 2019 resulted from higher provision expense and noninterest expense and decreased net interest income, which more than offset increased noninterest income. The loan loss reserve build during 2020, which primarily reflected increased allocations associated with changes in certain environmental factors and an allocation related to a newly-created Covid-19 pandemic environmental factor, was viewed as a precautionary measure to guard against any potential deterioration in the quality of the loan portfolio stemming from the pandemic and associated weakened economic conditions. The higher level of noninterest expense mainly reflected increased compensation, occupancy, furniture and equipment, and FDIC insurance premium costs, along with increased write-downs of former branch facilities. The decline in net interest income depicted a lower yield on earning assets, which more than offset the positive impact of growth in earning assets. The improved noninterest income primarily reflected increased mortgage banking income.

The following table shows some of the key performance and equity ratios for the years ended December 31, 2020 and 2019:

	2020	2019
Return on average assets	1.07%	1.39%
Return on average shareholders’ equity	10.32%	12.52%
Average shareholders’ equity to average assets	10.34%	11.09%

Net Interest Income

Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. Interest income (adjusted for tax-exempt income) and interest expense totaled $149 million and $26.1 million during 2020, respectively, providing for net interest income of $122 million. During 2019, interest income and interest expense equaled $159 million and $33.8 million, respectively, providing for net interest income of $125 million. In comparing 2020 with 2019, interest income decreased 6.3%, interest expense was down 22.9%, and net interest income declined 1.8%. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types and levels of assets and liabilities, the interest rate environment, interest rate risk, asset quality, liquidity, and customer behavior also impact net interest income as well as the net interest margin.

The $2.3 million decrease in net interest income in 2020 compared to 2019 resulted from a lower net interest margin, which more than offset an increased level of average earning assets. During 2020, the net interest margin equaled 3.15%, down from 3.75% during 2019 due to a lower yield on average earning assets, which more than offset a reduction in the cost of funds. The lower yield on average earning assets mainly resulted from a decreased yield on commercial loans, primarily reflecting reduced interest rates on variable-rate loans stemming from the Federal Open Market Committee (“FOMC”) significantly lowering the targeted federal funds rate by a total of 225 basis points during the last six months of 2019 and the first three months of 2020. The decreased cost of funds mainly reflected lower interest rates paid on local deposit accounts and borrowings, reflecting the declining interest rate environment. A change in funding mix, consisting of an increase in lower-cost non-time deposits as a percentage of total funding sources, also contributed to the decreased cost of funds. During 2020, earning assets averaged $3.89 billion, representing an increase of $563 million, or 16.9%, from the $3.33 billion average during 2019. Average loans increased $338 million, and average interest-earning deposits were up $242 million, while average securities decreased $16.5 million. The increase in average loans primarily depicted PPP loan originations of approximately $554 million during 2020; PPP loans averaged approximately $370 million during the year.

The following table depicts the average balance, interest earned and paid, and weighted average rate of our assets, liabilities and shareholders’ equity during 2020, 2019 and 2018. The subsequent table also depicts the dollar amount of change in interest income and interest expense of interest-earning assets and interest-bearing liabilities, respectively, segregated between change due to volume and change due to rate. Tax-exempt securities interest income and yield for 2020, 2019 and 2018 have been computed on a tax equivalent basis using a marginal tax rate of 21.0%. Securities interest income was increased by $0.2 million in both 2020 and 2019, and $0.3 million in 2018, for this non-GAAP, but industry standard, adjustment. These adjustments equated to one basis point increases in our net interest margin during all three years.

(Dollars in thousands)	Years ended December 31,
	2 0 2 0			2 0 1 9			2 0 1 8
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Taxable securities	$236,097	$7,740	3.28%	$259,221	$7,919	3.05%	$233,372	$6,736	2.89%
Tax-exempt securities	106,935	2,538	2.37	100,291	2,471	2.46	110,514	2,509	2.27
Total securities	343,032	10,278	3.00	359,512	10,390	2.89	343,886	9,245	2.69

Loans	3,190,742	137,399	4.31	2,853,021	145,816	5.11	2,628,906	131,763	5.01
Interest-earning deposits	356,501	876	0.25	114,527	2,371	2.07	69,559	1,243	1.79
Total earning assets	3,890,275	148,553	3.82	3,327,060	158,577	4.77	3,042,351	142,251	4.68

Allowance for loan losses	(30,164)			(23,914)			(21,173)
Cash and due from banks	58,345			53,151			48,207
Other non-earning assets	215,112			205,348			203,252

Total assets	$4,133,568			$3,561,645			$3,272,637

Interest-bearing checking accounts	$392,053	$1,263	0.32%	$315,735	$529	0.17%	$359,371	$552	0.15%
Savings deposits	297,825	185	0.06	276,852	319	0.12	320,387	381	0.12
Money market accounts	542,967	1,968	0.36	485,044	5,664	1.17	474,651	5,322	1.12
Time deposits	590,421	11,568	1.96	644,904	14,752	2.29	478,741	7,614	1.59
Total interest-bearing deposits	1,823,266	14,984	0.82	1,722,535	21,264	1.23	1,633,150	13,869	0.85

Short-term borrowings	137,658	173	0.13	106,630	295	0.28	102,076	273	0.27
Federal Home Loan Bank advances	386,896	8,571	2.22	369,688	8,977	2.43	239,068	4,647	1.94
Other borrowings	49,792	2,339	4.70	49,427	3,267	6.61	49,048	3,110	6.34
Total interest-bearing liabilities	2,397,612	26,067	1.09	2,248,280	33,803	1.50	2,023,342	21,899	1.08

Checking accounts	1,291,542			902,180			863,384
Other liabilities	16,909			16,272			15,115
Total liabilities	3,706,063			3,166,732			2,901,841
Average equity	427,505			394,913			370,796
Total liabilities and equity	$4,133,568			$3,561,645			$3,272,637

Net interest income		$122,486			$124,774			$120,352
Rate spread			2.73%			3.27%			3.60%
Net interest margin			3.15%			3.75%			3.96%

	Years ended December 31,
	2020 over 2019			2019 over 2018
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income
Taxable securities	$(179,000)	$(735,000)	$556,000	$1,183,000	$711,000	$472,000
Tax exempt securities	67,000	160,000	(93,000)	(38,000)	(189,000)	151,000
Loans	(8,417,000)	16,094,000	(24,511,000)	14,053,000	11,413,000	2,640,000
Interest-earning deposit balances	(1,495,000)	1,894,000	(3,389,000)	1,128,000	906,000	222,000
Net change in tax-equivalent interest income	(10,024,000)	17,413,000	(27,437,000)	16,326,000	12,841,000	3,485,000

Increase (decrease) in interest expense
Interest-bearing demand deposits	734,000	152,000	582,000	(23,000)	(71,000)	48,000
Savings deposits	(134,000)	23,000	(157,000)	(62,000)	(50,000)	(12,000)
Money market accounts	(3,696,000)	607,000	(4,303,000)	342,000	118,000	224,000
Time deposits	(3,184,000)	(1,180,000)	(2,004,000)	7,138,000	3,155,000	3,983,000
Short-term borrowings	(122,000)	70,000	(192,000)	22,000	12,000	10,000
Federal Home Loan Bank advances	(406,000)	405,000	(811,000)	4,330,000	2,974,000	1,356,000
Other borrowings	(928,000)	24,000	(952,000)	157,000	24,000	133,000
Net change in interest expense	(7,736,000)	101,000	(7,837,000)	11,904,000	6,162,000	5,742,000
Net change in tax-equivalent net interest income	$(2,288,000)	$17,312,000	$(19,600,000)	$4,422,000	$6,679,000	$(2,257,000)

Interest income is primarily generated from the loan portfolio, and to a significantly lesser degree, from securities and other interest-earning assets. Interest income decreased $10.0 million during 2020 from that earned in 2019, totaling $149 million in 2020 compared to $159 million in the previous year. The decrease in interest income is attributable to a lower yield on average earning assets, which more than offset the positive impact of an increased level of average earning assets. During 2020 and 2019, earning assets had an average yield (tax equivalent-adjusted basis) of 3.82% and 4.77%, respectively. The lower yield on average earning assets mainly resulted from a decreased yield on commercial loans, primarily reflecting reduced interest rates on variable-rate loans stemming from the previously-mentioned FOMC rate cuts. A change in earning asset mix and a decreased yield on interest-earning deposits also contributed to the lower yield on average earning assets. On average, lower-yielding interest-earning deposits represented 9.2% of earning assets during 2020, up from 3.4% during 2019, while higher-yielding loans represented 82.0% of earning assets during 2020, down from 85.8% during 2019. The significant increase in interest-earning deposits during 2020 primarily reflected increased local deposits stemming from federal government stimulus programs as well as lower business and consumer investing and spending. The yield on interest-earning deposits was 0.25% during 2020, down from 2.07% during 2019, mainly reflecting the decreased interest rate environment. Accelerated discount accretion on called U.S. Government agency bonds totaling $3.0 million was recorded as interest income during 2020. The accelerated discount accretion positively impacted the yield on average earning assets during 2020 by eight basis points.

Interest income generated from the loan portfolio decreased $8.4 million in 2020 compared to the level earned in 2019; a decrease in loan yield from 5.11% in 2019 to 4.31% in 2020 resulted in a $24.5 million decline in interest income, while growth in the loan portfolio during 2020 resulted in a $16.1 million increase in interest income. The lower yield on loans mainly resulted from a decreased yield on commercial loans, which equaled 4.35% during 2020, down from 5.21% during 2019 primarily due to the aforementioned FOMC rate cuts during the last six months of 2019 and first three months of 2020.

Interest income generated from the securities portfolio decreased $0.1 million in 2020 compared to the level earned in 2019; a decrease in the average balance of the securities portfolio during 2020 resulted in a reduction in interest income of $0.6 million, while an increase in the yield on securities from 2.89% during 2019 to 3.00% during 2020 resulted in a $0.5 million increase in interest income. The increased yield on securities mainly reflected $3.0 million in accelerated discount accretion on called U.S. Government agency bonds being recorded as interest income during 2020; accelerated discount accretion totaled $0.3 million during 2019. Interest income on interest-earning deposits decreased $1.5 million in 2020 compared to the level earned in 2019; a decline in the yield on interest-earning deposits, reflecting the decreased interest rate environment, resulted in a $3.4 million reduction in interest income, while growth in these balances resulted in a $1.9 million increase in interest income. The increase in average interest-earning deposits during 2020 primarily stemmed from growth in local deposits.

Interest expense is primarily generated from interest-bearing deposits, and to a lesser degree, from borrowed funds. Interest expense decreased $7.7 million during 2020 from that expensed in 2019, totaling $26.1 million in 2020 compared to $33.8 million in the previous year. The decrease in interest expense resulted from a lower cost of funds, which more than offset an increase in the average balance of interest-bearing liabilities. During 2020 and 2019, interest-bearing liabilities had a weighted average rate of 1.09% and 1.50%, respectively; a decrease in interest expense of $7.8 million was recorded during 2020 due to the lower cost of funds. Average interest-bearing liabilities were $2.40 billion during 2020, up $149 million, or 6.6%, from the $2.25 billion average during 2019; the growth in average interest-bearing liabilities resulted in an increase in interest expense of $0.1 million. The lower average cost of interest-bearing liabilities resulted from decreased costs of local deposits and borrowings and a change in funding mix. The cost of interest-bearing non-time deposit accounts decreased from 0.60% during 2019 to 0.28% during 2020, primarily reflecting lower interest rates paid on money market accounts; the reduced interest rates mainly reflected the decreased interest rate environment. The cost of time deposits declined from 2.29% during 2019 to 1.96% during 2020 due to lower rates paid on local time deposits, depicting the decreased interest rate environment, and a change in composition, mainly reflecting a decline in higher-cost brokered funds. The cost of borrowed funds decreased from 2.39% during 2019 to 1.93% during 2020, mainly reflecting lower costs of subordinated debentures and FHLBI advances, along with a change in borrowing mix. The cost of subordinated debentures was 4.80% during 2020, down from 6.77% during 2019 due to decreases in the 90-Day Libor Rate. The cost of FHLBI advances was 2.22% during 2020, down from 2.43% during 2019, primarily reflecting the declining interest rate environment and the impact of a blend and extend transaction that was executed in June 2020. The blend and extend transaction with the FHLBI, which extended the duration of our FHLBI advance portfolio as part of our interest rate risk management program, consisted of us prepaying seven advances aggregating $70.0 million with maturities ranging from August 2020 through October 2021 and fixed interest rates from 1.36% to 2.84% and averaging 1.97%, using the proceeds from seven new advances aggregating $70.0 million with maturities ranging from June 2024 through June 2027 and fixed interest rates from 0.55% to 1.18% and averaging 0.84%. Average lower-cost sweep accounts represented 23.1% and 20.0% of average total borrowings during 2020 and 2019, respectively, while average higher-cost FHLBI advances represented 67.4% and 70.3% of average total borrowings during the respective time periods. A change in funding mix, consisting of an increase in average lower-cost interest-bearing non-time deposits and a decrease in average higher-cost time deposits as a percentage of average total interest-bearing liabilities, also contributed to the lower weighted average cost of interest-bearing liabilities during 2020 compared to 2019.

A lower average rate paid on interest-bearing non-time deposits during 2020 resulted in a $3.9 million decrease in interest expense, while a $155 million increase in the average balance of these deposits equated to a $0.8 million increase in interest expense. A lower average rate paid on time deposits during 2020 resulted in a $2.0 million decrease in interest expense, while a $54.5 million decrease in the average balance of time deposits equated to a $1.2 million reduction in interest expense. A decreased average rate paid on short-term borrowings, which are comprised almost entirely of sweep accounts, during 2020 resulted in a $0.2 million decline in interest expense, while a $31.0 million increase in the average balance of these borrowings resulted in a $0.1 million increase in interest expense. A lower average rate paid on average FHLBI advances during 2020 resulted in a $0.8 million reduction in interest expense, while a $17.2 million increase in the average balance of advances resulted in a $0.4 million increase in interest expense. A slight increase in average other borrowings during 2020 resulted in a nominal increase in interest expense, while a decreased average rate paid on the borrowings resulted in a $1.0 million decline in interest expense.

Provision for Loan Losses

A loan loss provision expense of $14.1 million was recorded in 2020, compared to a provision expense of $1.8 million recorded in 2019. Approximately 80% of the provision expense recorded during 2020 consisted of increased allocations associated with existing environmental factors, including economic and business conditions, loan review, and value of underlying collateral dependent loans, and an allocation stemming from the creation of a Covid-19 pandemic environmental factor. The Covid-19 pandemic environmental factor, developed during the second quarter of 2020, is designed to address the unique challenges and economic uncertainty resulting from the pandemic and its potential impact on the collectability of the loan portfolio. The provision expense recorded during 2020 also reflected the downgrading of certain non-impaired commercial loan relationships, most of which occurred during the third quarter. The provision expense recorded during 2019 primarily reflected ongoing net loan growth, as well as an increased allocation related to a change in the nature and volume of the consumer mortgage loan portfolio environmental factor.

During 2020, recoveries of prior-period loan charge-offs totaling $0.9 million slightly exceeded loan charge-offs, providing for a nominal level of net loan recoveries. During 2019, loan charge-offs totaled $0.9 million, while recoveries of prior-period loan charge-offs equaled $0.7 million, providing for net loan charge-offs of $0.2 million, or an annualized 0.01% of average total loans. The allowance for loans, as a percentage of total loans, was 1.2% as of December 31, 2020, and 0.8% as of December 31, 2019. Excluding PPP loans, the allowance for loans represented 1.3% of total loans as of December 31, 2020.

Noninterest Income

Noninterest income during 2020 was $45.2 million, compared to $27.0 million during 2019.  Noninterest income during 2019 included bank owned life insurance claims totaling $2.6 million and gains on the sales of former branch facilities totaling $0.8 million. Excluding these transactions, noninterest income increased $21.7 million, or 92.1%, during 2020 compared to 2019.  The improved level of noninterest income primarily resulted from increased mortgage banking income stemming from a sizeable upturn in refinance activity spurred by a decrease in residential mortgage loan interest rates, a higher level of purchase activity, the continuing success of strategic initiatives that were implemented to gain market share, and an increase in the percentage of originated loans being sold. Mortgage banking income totaled $29.3 million during 2020, representing an increase of $20.9 million, or nearly 246%, from the $8.5 million earned during 2019. We originated $864 million in residential mortgage loans during 2020, which was approximately 135% higher than originations during 2019. Almost 66% of the residential mortgage loans originated during 2020 consisted of refinance transactions, compared to approximately 50% during 2019. Residential mortgage loans originated for sale, generally consisting of longer-term fixed rate residential mortgage loans, totaled $672 million, or approximately 78% of total mortgage loans originated, during 2020. During 2019, residential mortgage loans originated for sale totaled $257 million, or nearly 70% of total mortgage loans originated. Fee income generated from an interest rate swap program that was implemented during the fourth quarter of 2020 and growth in payroll processing fees also contributed to the improved noninterest income during 2020. The interest rate swap program provides certain commercial borrowers with a longer-term fixed-rate option and assists us in managing associated longer-term interest rate risk. Service charges on accounts and credit and debit card income during 2020, which were negatively impacted by Covid-19 pandemic-related events, including business shutdowns and stay-at-home orders, approximated 2019 levels.

Noninterest Expense

Noninterest expense totaled $98.5 million during 2020, compared to $89.3 million during 2019. Overhead costs during 2020 included write-downs of former branch facilities totaling $1.4 million, while overhead costs during 2019 included a loss on the sale of a former branch facility of $0.5 million and a write-down of a former branch facility of $0.1 million. Excluding these transactions, noninterest expense increased $8.5 million, or 9.6%, during 2020 compared to 2019. The higher level of expense primarily resulted from increased salary and benefit costs, which were up a combined $6.0 million in 2020 compared to 2019. The increased salary expense mainly reflected higher residential mortgage lender commissions and related incentives, as well as annual employee merit pay increases and a larger bonus accrual, while the increased benefit expense primarily reflected higher insurance costs. The higher level of commissions and associated incentives primarily depicted the significant increase in residential mortgage loan originations during 2020. Occupancy and equipment and furniture costs were up $1.7 million on a combined basis during 2020 compared to 2019, mainly reflecting increased depreciation expense associated with an expansion of our main office that was completed during the latter part of 2019. Data processing costs increased $1.2 million during 2020 compared to 2019, primarily depicting growth in transaction volume, new product offerings, and stay-at-home efforts and activities, including providing employees with access to work computers while working remotely. FDIC insurance premiums increased $0.9 million in 2020 compared to 2019, mainly reflecting deposit insurance assessment credits being applied against regular assessments during 2019.

As part of a branch network efficiency plan, we closed three branches during the fourth quarter of 2020. As a result of these branch network efficiency actions, we recorded pre-tax charges of $0.3 million for severance-related payments and $1.4 million for valuation adjustments during 2020. Annual pre-tax savings of approximately $0.7 million are anticipated as a result of these actions.

Federal Income Tax Expense

During 2020, we recorded income before federal income tax of $54.8 million and a federal income tax expense of $10.7 million, compared to income before federal income tax of $60.5 million and a federal income tax expense of $11.0 million during 2019. The decrease in federal income tax expense in 2020 compared to 2019 resulted from the lower level of income before federal income tax. Our effective tax rate was 19.5% during 2020, compared to 18.2% during 2019. The aforementioned nontaxable bank owned life insurance claims positively impacted the effective tax rate in 2019.

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

The $4.4 million increase in net interest income in 2019 compared to 2018 resulted from an increased level of average earning assets, which more than offset a lower net interest margin. During 2019, earning assets averaged $3.33 billion, or $285 million higher than average earning assets during 2018. Average loans increased $224 million, average interest-earning deposits increased $45.0 million, and average securities increased $15.6 million. During 2019, the net interest margin equaled 3.75%, down from 3.96% during 2018 due to a higher cost of funds, which more than offset an increased yield on average earning assets. The higher cost of funds primarily resulted from increased costs of time deposits and borrowed funds and a change in funding mix. The improved yield on average earning assets mainly resulted from an increased yield on commercial loans, primarily reflecting higher interest rates on variable-rate loans stemming from the FOMC raising the targeted federal funds rate by 25 basis points on four occasions during 2018. The positive impact of these rate increases more than offset the negative impact of decreased interest rates on variable-rate commercial loans resulting from the FOMC lowering the targeted federal funds rate by 25 basis points on three occasions during the last six months of 2019.

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

A higher average rate paid on interest-bearing non-time deposits during 2019 resulted in a $0.3 million increase in interest expense, while a $76.8 million decrease in the average balance of these deposits equated to a nominal decrease in interest expense. A $4.0 million increase in interest expense during 2019 resulted from a higher average rate paid on time deposits. Average time deposits increased $166 million during 2019; the increased average balance equated to an increase in interest expense of $3.1 million. Slight increases in the average balance of, and average rate paid on, short-term borrowings, comprised almost entirely of sweep accounts, resulted in nominal increases in interest expense during 2019. Average FHLBI advances increased $131 million during 2019, resulting in a $3.0 million increase in interest expense, while a higher average rate paid on the advances resulted in a $1.3 million increase in interest expense. A $0.4 million increase in average other borrowings resulted in a nominal increase in interest expense, while a higher average rate paid on the borrowings resulted in a $0.1 million increase in interest expense.

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

Data processing costs were up $0.7 million during 2019 compared to 2018 primarily due to increases in debit and credit card and internet banking expenses stemming from growth in transaction volume and new product offerings, along with increased software amortization expense mainly resulting from the implementation of certain software solutions. Occupancy and furniture and equipment costs increased $0.5 million on a combined basis in 2019 compared to 2018 mainly due to higher depreciation expense, in large part stemming from an expansion of our main office and equipment purchases. FDIC deposit insurance premiums were down $0.7 million in 2019 compared to 2018 as a result of deposit insurance credits being applied against regular assessments.

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

CAPITAL RESOURCES

Shareholders’ equity increased $25.0 million during 2020, totaling $442 million as of December 31, 2020. Positively impacting shareholders’ equity was net income of $44.1 million, while negatively affecting shareholders’ equity were cash dividends on our common stock totaling $17.9 million. Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by a total of $3.6 million. Share repurchases reduced shareholders’ equity by $6.6 million during 2020. Positively impacting shareholders’ equity during 2020 was a $1.8 million after-tax increase in the market value of available for sale securities.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. As of December 31, 2020, our bank’s total risk-based capital ratio was 13.5%, compared to 13.0% at December 31, 2019. Our bank’s total regulatory capital increased $32.3 million during 2020, primarily reflecting the net impact of net income totaling $49.6 million, an increase in the allowance of $14.1 million and cash dividends paid to Mercantile Bank Corporation aggregating $32.5 million. Our bank’s total risk-based capital ratio was also impacted by a $114 million increase in total risk-weighted assets. As of December 31, 2020, our bank’s total regulatory capital equaled $457 million, or $118 million in excess of the amount necessary to attain the 10.0% minimum total risk-based capital ratio, which is among the requirements to be categorized as “well capitalized.”

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

To assist in providing needed funds, we regularly obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLBI, totaled $441 million, or 11.2% of combined deposits and borrowed funds as of December 31, 2020, compared to $487 million, or 15.5% of combined deposits and borrowed funds, as of December 31, 2019.

Sweep accounts increased $15.7 million during 2020, totaling $118 million as of December 31, 2020. The average balance of sweep accounts equaled $133 million during 2020. The aggregate balance of this funding type can be subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances that many of the customers maintain. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts to overnight interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. All of our repurchase agreements are accounted for as secured borrowings.

Information regarding our repurchase agreements as of December 31, 2020 and during 2020 is as follows:

Outstanding balance at December 31, 2020	$118,365,000
Weighted average interest rate at December 31, 2020	0.12%
Maximum daily balance twelve months ended December 31, 2020	$173,186,000
Average daily balance for twelve months ended December 31, 2020	$132,880,000
Weighted average interest rate for twelve months ended December 31, 2020	0.12%

FHLBI advances increased $40.0 million during 2020, reflecting new advances obtained primarily to replace advance maturities and manage interest rate risk. FHLBI advances totaled $394 million as of December 31, 2020. In June 2020, we executed a blend and extend transaction with the FHLBI to extend the duration of the FHLBI advance portfolio as part of our interest rate risk management program. We prepaid seven advances aggregating $70.0 million with maturities ranging from August 2020 through October 2021 and fixed interest rates from 1.36% to 2.84% and averaging 1.97%, using the proceeds from seven new advances aggregating $70.0 million with maturities ranging from June 2024 through June 2027 and fixed interest rates from 0.55% to 1.18% and averaging 0.84%. Prepayment fees totaling $0.9 million were embedded into the fixed rates on the newly obtained advances, equating to 0.22% of the 0.84% average rate of the new advances. FHLBI advances are primarily used to assist in funding loan demand, as well as playing an integral role in our interest rate risk management program. FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on certain commercial real estate property loans, and substantially all other assets of our bank under a blanket lien arrangement. Our borrowing line of credit at year-end 2020 totaled $754 million, with remaining availability based on collateral of $354 million.

We also have the ability to borrow up to $70.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit. These lines of credit were not accessed during 2020. In contrast, our interest-earning deposit accounts at the Federal Reserve Bank of Chicago and a correspondent bank averaged $352 million during 2020. We have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using certain municipal bonds as collateral, we could have borrowed up to $35.7 million at December 31, 2020. We did not utilize this line of credit during the past ten years, and do not plan to access this line of credit in future periods.

The following table reflects, as of December 31, 2020, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$2,856,438,000	$0	$0	$0	$2,856,438,000
Certificates of deposit	327,246,000	179,602,000	48,267,000	0	555,115,000
Short-term borrowings	118,365,000	0	0	0	118,365,000
Federal Home Loan Bank advances	20,000,000	174,000,000	130,000,000	70,000,000	394,000,000
Subordinated debentures	0	0	0	47,563,000	47,563,000
Other borrowed money	0	0	0	2,433,000	2,433,000
Property leases	573,000	1,159,000	503,000	1,195,000	3,430,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. At December 31, 2020, we had a total of $1.41 billion in unfunded loan commitments and $20.5 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $1.18 billion were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $228 million were for loan commitments generally expected to close and become funded within the next 12 to 18 months. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

The following table depicts our loan commitments at the end of the past three years:

	12/31/20	12/31/19	12/31/18

Commercial unused lines of credit	$1,019,496,000	$776,493,000	$784,895,000
Unused lines of credit secured by 1-4 family residential properties	59,396,000	60,858,000	57,378,000
Credit card unused lines of credit	72,495,000	58,199,000	47,432,000
Other consumer unused lines of credit	30,707,000	18,135,000	20,231,000
Commitments to make loans	227,558,000	101,961,000	101,517,000
Standby letters of credit	20,543,000	22,798,000	25,322,000

Total	$1,430,195,000	$1,038,444,000	$1,036,775,000

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

The following table depicts our GAP position as of December 31, 2020:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$444,790,000	$275,587,000	$1,555,114,000	$514,820,000	$2,790,311,000
Residential real estate loans	7,479,000	18,487,000	153,263,000	229,874,000	409,103,000
Consumer loans	1,110,000	958,000	14,115,000	761,000	16,944,000
Securities (2)	19,567,000	6,487,000	117,750,000	261,545,000	405,349,000
Interest-earning deposits	560,424,000	750,000	2,000,000	0	563,174,000
Allowance for loan losses	0	0	0	0	(37,967,000)
Other assets	0	0	0	0	290,430,000
Total assets	1,033,370,000	302,269,000	1,842,242,000	1,007,000,000	$4,437,344,000

Liabilities:
Interest-bearing checking	473,053,000	0	0	0	473,053,000
Savings deposits	338,070,000	0	0	0	338,070,000
Money market accounts	611,912,000	0	0	0	611,912,000
Time deposits under $100,000	35,330,000	55,680,000	74,538,000	0	165,548,000
Time deposits $100,000 & over	79,500,000	156,736,000	153,331,000	0	389,567,000
Short-term borrowings	118,365,000	0	0	0	118,365,000
Federal Home Loan Bank advances	0	20,000,000	304,000,000	70,000,000	394,000,000
Other borrowed money	49,996,000	0	0	0	49,996,000
Noninterest-bearing checking	0	0	0	0	1,433,403,000
Other liabilities	0	0	0	0	21,876,000
Total liabilities	1,706,226,000	232,416,000	531,869,000	70,000,000	3,995,790,000
Shareholders' equity	0	0	0	0	441,554,000
Total liabilities & shareholders' equity	1,706,226,000	232,416,000	531,869,000	70,000,000	$4,437,344,000
Net asset (liability) GAP	$(672,856,000)	$69,853,000	$1,310,373,000	$937,000,000
Cumulative GAP	$(672,856,000)	$(603,003,000)	$707,370,000	$1,644,370,000

Percent of cumulative GAP to total assets	(15.2%)	(13.6%)	15.9%	37.1%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of December 31, 2020.

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

We conducted multiple simulations as of December 31, 2020, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 100 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested dollar and percentage changes in net interest income over the next twelve months in comparison to the $115 million in net interest income projected using our balance sheet amounts and anticipated replacement rates as of December 31, 2020. The resulting estimates are generally within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 100 basis points	$(750,000)	(0.7%)
Interest rates up 100 basis points	5,880,000	5.1
Interest rates up 200 basis points	10,860,000	9.4
Interest rates up 300 basis points	15,640,000	13.6
Interest rates up 400 basis points	20,320,000	17.7

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

Board of Directors and Shareholders

Mercantile Bank Corporation

Grand Rapids, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mercantile Bank Corporation (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 5, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate(s) to accounts or disclosures that are material to the consolidated financial statements, and (2) involved especially challenging, subjective or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses - General Reserve

As described in Notes 1 and 3 to the Company’s consolidated financial statements, the Company has a gross loan balance of $3,216,358,000 and related allowance for loan losses (“allowance”) balance of $37,967,000 at December 31, 2020.  The allowance consists of loans individually and collectively evaluated for impairment.  Loans collectively evaluated for impairment are grouped using similar risk characteristics using historical loss experience that is adjusted for certain qualitative environmental factors.

We identified the estimation of the qualitative environmental factors as a critical audit matter.  Management’s assumptions related to the qualitative environmental factors, such as economic trends, credit quality trends, valuation trends, and external factors, such as Covid-19, which are used to adjust the quantitative historical losses, are highly subjective and have a significant impact on the allowance.  Auditing these assumptions involves especially challenging and subjective auditor judgment due to the extent of specialized knowledge about the industry and local economy needed to assess these assumptions.

The primary procedures we performed to address this critical audit matter included:

•	Testing the design and operating effectiveness of internal controls over:
○	The completeness and accuracy of the data used by management to assess the qualitative environmental factors.
○	Management’s monitoring review of the conclusions related to the qualitative environmental factors and the resulting adjustment to the allowance.
•	Evaluating the relevance and reliability of the data used by management to support their assessment of the qualitative environmental factors by comparing to source data.
•	Performing an independent assessment of the reasonableness of qualitative environmental factors by evaluating trends in internal and external data, including using alternative source data, evaluating the impact of Covid-19, and comparing to the conclusions reached by management.

/s/ BDO USA, LLP

BDO USA, LLP

We have served as the Company’s auditor since 2006.

Grand Rapids, Michigan

March 5, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Mercantile Bank Corporation

Grand Rapids, Michigan

Opinion on Internal Control over Financial Reporting

We have audited Mercantile Bank Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes, and our report dated March 5, 2021 expressed an unqualified opinion thereon.

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

March 5, 2021

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

Management assessed the Company’s system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2020, Mercantile Bank Corporation maintained an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles based on those criteria.

The Company’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting as found on page F-37.

Mercantile Bank Corporation

/s/ Robert B. Kaminski, Jr.

Robert B. Kaminski, Jr.

President and Chief Executive Officer

/s/ Charles E. Christmas

Charles E. Christmas

Executive Vice President, Chief Financial Officer and Treasurer

MERCANTILE BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2020 and 2019

	2020	2019
ASSETS
Cash and due from banks	$62,832,000	$53,262,000
Interest-earning deposits	563,174,000	180,469,000
Total cash and cash equivalents	626,006,000	233,731,000

Securities available for sale	387,347,000	334,655,000
Federal Home Loan Bank stock	18,002,000	18,002,000

Loans	3,216,358,000	2,856,667,000
Allowance for loan losses	(37,967,000)	(23,889,000)
Loans, net	3,178,391,000	2,832,778,000

Premises and equipment, net	58,959,000	57,327,000
Bank owned life insurance	72,131,000	70,297,000
Goodwill	49,473,000	49,473,000
Core deposit intangible, net	2,436,000	3,840,000
Other assets	44,599,000	32,812,000

Total assets	$4,437,344,000	$3,632,915,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$1,433,403,000	$924,916,000
Interest-bearing	1,978,150,000	1,765,468,000
Total deposits	3,411,553,000	2,690,384,000

Securities sold under agreements to repurchase	118,365,000	102,675,000
Federal Home Loan Bank advances	394,000,000	354,000,000
Subordinated debentures	47,563,000	46,881,000
Accrued interest and other liabilities	24,309,000	22,414,000
Total liabilities	3,995,790,000	3,216,354,000

Commitments and contingent liabilities (Note 13)

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; 0 shares outstanding at December 31, 2020 and December 31, 2019	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,330,476 shares outstanding at December 31, 2020 and 16,425,136 shares outstanding at December 31, 2019	302,029,000	305,035,000
Retained earnings	134,039,000	107,831,000
Accumulated other comprehensive gain/(loss)	5,486,000	3,695,000
Total shareholders’ equity	441,554,000	416,561,000

Total liabilities and shareholders’ equity	$4,437,344,000	$3,632,915,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Interest income
Loans, including fees	$137,399,000	$145,816,000	$131,763,000
Securities, taxable	7,740,000	7,919,000	6,736,000
Securities, tax-exempt	2,298,000	2,231,000	2,239,000
Other interest-earning assets	876,000	2,371,000	1,243,000
Total interest income	148,313,000	158,337,000	141,981,000

Interest expense
Deposits	14,984,000	21,264,000	13,869,000
Short-term borrowings	173,000	295,000	273,000
Federal Home Loan Bank advances	8,571,000	8,977,000	4,647,000
Subordinated debentures and other borrowings	2,339,000	3,267,000	3,110,000
Total interest expense	26,067,000	33,803,000	21,899,000

Net interest income	122,246,000	124,534,000	120,082,000

Provision for loan losses	14,050,000	1,750,000	1,100,000

Net interest income after provision for loan losses	108,196,000	122,784,000	118,982,000

Noninterest income
Service charges on deposit and sweep accounts	4,578,000	4,584,000	4,358,000
Mortgage banking activities	29,346,000	8,485,000	4,109,000
Credit and debit card fees	5,973,000	5,925,000	5,354,000
Payroll processing	1,745,000	1,626,000	1,462,000
Earnings on bank owned life insurance	1,214,000	3,886,000	1,287,000
Interest rate swap program fees	932,000	0	0
Letter of credit fees	268,000	278,000	245,000
Other income	1,116,000	2,172,000	2,195,000
Total noninterest income	45,172,000	26,956,000	19,010,000

Noninterest expense
Salaries and benefits	59,799,000	53,833,000	50,910,000
Occupancy	7,950,000	7,061,000	6,711,000
Furniture and equipment rent, depreciation and maintenance	3,350,000	2,583,000	2,470,000
Data processing	10,440,000	9,235,000	8,557,000
Advertising	1,292,000	1,446,000	1,648,000
FDIC insurance costs	1,138,000	225,000	930,000
Other expense	14,551,000	14,897,000	14,944,000
Total noninterest expenses	98,520,000	89,280,000	86,170,000

Income before federal income tax expense	54,848,000	60,460,000	51,822,000

Federal income tax expense	10,710,000	11,004,000	9,798,000

Net income	$44,138,000	$49,456,000	$42,024,000

Earnings per common share:
Basic	$2.71	$3.01	$2.53
Diluted	$2.71	$3.01	$2.53

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Net income	$44,138,000	$49,456,000	$42,024,000

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	2,268,000	15,106,000	(4,225,000)
Fair value of interest rate swap	0	0	2,000
Total other comprehensive income (loss)	2,268,000	15,106,000	(4,223,000)
Tax effect of unrealized holding gains (losses) on securities available for sale	(477,000)	(3,172,000)	846,000
Tax effect of fair value of interest rate swap	0	0	(1,000)
Total tax effect of other comprehensive income (loss)	(477,000)	(3,172,000)	845,000
Other comprehensive income (loss), net of tax effect	1,791,000	11,934,000	(3,378,000)

Comprehensive income	$45,929,000	$61,390,000	$38,646,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2020, 2019 and 2018

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
Years ended December 31, 2020, 2019 and 2018

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

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
Years ended December 31, 2020, 2019 and 2018

				Accumulated Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
($ in thousands except per share amounts)	Stock	Stock	Earnings	Income/(Loss)	Equity

Balances, January 1, 2020	$0	$305,035	$107,831	$3,695	$416,561

Employee stock purchase plan (2,264 shares)		49			49

Dividend reinvestment plan (35,479 shares)		814			814

Stock option exercises, net (753 shares)		3			3

Stock grants to directors for retainer fees (17,716 shares)		394			394

Stock-based compensation expense		2,325			2,325

Share repurchase program (236,393 shares)		(6,591)			(6,591)

Cash dividends ($1.12 per common share)			(17,930)		(17,930)

Net income for 2020			44,138		44,138

Change in net unrealized gain/(loss) on securities available for sale, net of tax effect				1,791	1,791

Balances, December 31, 2020	$0	$302,029	$134,039	$5,486	$441,554

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Cash flows from operating activities
Net income	$44,138,000	$49,456,000	$42,024,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	9,425,000	9,553,000	9,766,000
Accretion of acquired loans	(449,000)	(686,000)	(1,373,000)
Provision for loan losses	14,050,000	1,750,000	1,100,000
Deferred income tax expense (benefit)	(4,141,000)	26,000	(372,000)
Stock-based compensation expense	2,325,000	2,931,000	2,410,000
Stock grants to directors for retainer fee	394,000	375,000	441,000
Proceeds from sales of mortgage loans held for sale	677,634,000	261,021,000	101,146,000
Origination of mortgage loans held for sale	(665,992,000)	(256,767,000)	(96,179,000)
Net gain on sales of mortgage loans held for sale	(29,541,000)	(8,108,000)	(3,536,000)
Net gain from sales and valuation write-downs of foreclosed assets	(325,000)	(254,000)	(169,000)
Net gain from sale and write-downs on former bank premises	(27,000)	(436,000)	(78,000)
Net loss from sales and disposals of premises and equipment	1,514,000	294,000	134,000
Earnings on bank owned life insurance	(1,214,000)	(3,886,000)	(1,287,000)
Net change in:
Accrued interest receivable	(917,000)	(48,000)	(1,126,000)
Other assets	(10,892,000)	(7,636,000)	(2,193,000)
Accrued interest and other liabilities	1,895,000	(2,818,000)	11,029,000
Net cash from operating activities	37,877,000	44,767,000	61,737,000

Cash flows from investing activities
Purchases of securities available for sale	(369,682,000)	(62,084,000)	(48,664,000)
Proceeds from maturities, calls and repayments of securities available for sale	321,164,000	79,478,000	40,308,000
Purchases of Federal Home Loan Bank stock	0	(1,980,000)	(4,986,000)
Loan originations and payments, net	(341,461,000)	(99,620,000)	(193,556,000)
Purchases of bank owned life insurance	(700,000)	(4,500,000)	0
Proceeds from bank owned life insurance cash value release and death benefits	0	7,708,000	0
Purchases of premises and equipment, net	(8,989,000)	(13,484,000)	(6,318,000)
Proceeds from sales of former bank premises	162,000	854,000	1,964,000
Proceeds from sales of foreclosed assets	700,000	790,000	772,000
Net cash for investing activities	(398,806,000)	(92,838,000)	(210,480,000)

Cash flows from financing activities
Net (decrease) increase in time deposits	(99,294,000)	170,921,000	(30,091,000)
Net (decrease) increase in all other deposits	820,463,000	55,755,000	(28,566,000)
Net (decrease) increase in securities sold under agreements to repurchase	15,690,000	(844,000)	(15,229,000)
Proceeds from Federal Home Loan Bank advances	60,000,000	44,000,000	160,000,000
Maturities of Federal Home Loan Bank advances	(20,000,000)	(40,000,000)	(30,000,000)
Proceeds from stock option exercises, net of cashless exercises	3,000	128,000	108,000
Employee stock purchase plan	49,000	50,000	52,000
Dividend reinvestment plan	814,000	729,000	1,165,000
Repurchases of common stock	(6,591,000)	(7,183,000)	(5,943,000)
Payment of cash dividends to common shareholders	(17,930,000)	(17,108,000)	(27,500,000)
Net cash from financing activities	753,204,000	206,448,000	23,996,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31, 2020, 2019 and 2018

	2020	2019	2018

Net change in cash and cash equivalents	392,275,000	158,377,000	(124,747,000)
Cash and cash equivalents at beginning of period	233,731,000	75,354,000	200,101,000
Cash and cash equivalents at end of period	$626,006,000	$233,731,000	$75,354,000

Supplemental disclosures of cash flows information
Cash paid during the year for:
Interest	$27,703,000	$32,103,000	$21,569,000
Federal income taxes	10,950,000	11,975,000	10,075,000
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	146,000	337,000	744,000
Transfers from bank premises to other real estate owned	613,000	258,000	296,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

Our real estate company was organized on July 21, 2003, principally to develop, construct, and own a facility in downtown Grand Rapids that serves as our bank’s main office and Mercantile’s headquarters. This facility was placed into service during the second quarter of 2005. The facility was transferred to our bank, and our real estate company was dissolved on December 18, 2020.

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

December 31, 2020

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Paycheck Protection Program (“PPP”) reflects a substantial expansion of the Small Business Administration’s 100% guaranteed 7(a) loan program. The CARES Act authorized up to $350 billion in loans to businesses with fewer than 500 employees, including non-profit organizations, tribal business concerns, self-employed and individual contractors. The PPP provides 100% guaranteed loans to cover specific operating costs, with the maximum loan size capped at the lesser of 250% of the average monthly payroll costs or $10.0 million. PPP loans are eligible to be forgiven based upon certain criteria. In general, the amount of the loan that is forgivable is the sum of the payroll costs, interest payments on mortgages, rent and utilities incurred or paid by the business during a prescribed period beginning on the loan origination date. Any remaining balance after forgiveness is maintained at the 100% guarantee for the duration of the loan. The loan tenor is 24 months for loans originated prior to June 5, 2020 and 60 months for loans originated on or after June 5, 2020. Loans originated prior to June 5, 2020 can be modified to a tenor of 60 months upon the mutual agreement of the lender and borrower. We have not modified the maturity date of any loans made prior to June 5, 2020. The interest rate on the loan is fixed at 1.00%, with the financial institution receiving a loan origination fee ranging from 1% to 5% of the loan amount paid by the Small Business Administration. The loan origination fees, net of the direct origination costs, have totaled approximately $15.0 million and are being accreted into interest income on loans using the level yield methodology. The program was originally scheduled to end on June 30, 2020, but was subsequently modified to end on August 8, 2020. Participation in the PPP has had a significant impact on the composition of our loan and deposit portfolios and our net interest income starting during the second quarter of 2020, which is expected to remain well into 2021. We originated approximately 2,200 loans aggregating $554 million under the PPP, with no customer payments but $189 million in forgiveness payments from the Small Business Administration on approximately 900 PPP loans recorded through December 31, 2020.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

●	Individual Economic Impact Payments

The Internal Revenue Service began making Individual Economic Impact Payments in mid- April via direct deposit or mailed checks. Individuals with adjusted gross income of $75,000 or less received payments of $1,200, with a reduction formula for those individuals with adjusted gross income over $75,000 but less than $99,000. Individuals with adjusted gross income of over $99,000 did not receive a payment. Married couples filing jointly with adjusted gross income of $150,000 or less received payments of $2,400, with a reduction formula for those married couples filing jointly with adjusted gross income over $150,000 but less than $198,000. Married couples filing jointly with adjusted gross income of over $198,000 did not receive a payment.

●	Troubled Debt Restructuring Relief

From March 1, 2020 through 60 days after the end of the National Emergency (or December 31, 2020 if earlier), a financial institution may elect to suspend GAAP principles and regulatory determinations with respect to loan modifications related to Covid-19 that would otherwise be categorized as troubled debt restructurings. Banking agencies must defer to the financial institution’s election. We elected to suspend GAAP principles and regulatory determinations as permitted. The Consolidated Appropriations Act, 2021 extended the suspension date to January 1, 2022.

●	Current Expected Credit Loss Methodology Delay

Financial institutions are not required to comply with the CECL methodology requirements from the enactment date of the CARES Act until the earlier of the end of the National Emergency or December 31, 2020. We elected to postpone CECL adoption as permitted. The Consolidated Appropriations Act, 2021 extended the adoption deferral date to January 1, 2022.

In early April 2020, in response to the early stages of the Coronavirus Pandemic and its pervasive impact across the economy and financial markets, we developed internal programs of loan payment deferments for commercial and retail borrowers. For commercial borrowers, we offered 90-day (three payments) interest only amendments as well as 90-day (three payments) principal and interest payment deferments. Under the latter program, borrowers were extended a 12-month single payment note at 0% interest in an amount equal to three payments, with loan proceeds used to make the scheduled payments. The single payment notes receive a loan grade equal to the loan grade of each respective borrowing relationship. Certain of our commercial loan borrowers subsequently requested and received an additional 90-day (three payments) interest only amendment or 90-day (three payments) principal and interest payment deferment. Under the latter program, the amount equal to the three payments was added to the original deferment note which has nine months remaining to maturity; however, the original 0% interest rate is modified to equal the rate associated with each borrower’s traditional lending relationship with us for the remainder of the term. Peak of activity in the commercial loan deferment program was in mid- July, 2020; however, as of December 31, 2020, only 19 borrowers with loan balances aggregating $8.0 million remained in the commercial loan deferment program. For retail borrowers, we offered 90-day (three payments) principal and interest payment deferments, with deferred amounts added to the end of the loan. Peak of activity was in early third quarter of 2020; however, as of December 31, 2020, only 14 borrowers with loan balances aggregating $1.8 million remained in the retail loan payment deferment program.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April, 2020, the Federal Reserve initiated the PPPLF, which is designed to facilitate lending by financial institutions to small businesses under the PPP. Only PPP loans are eligible to serve as collateral for the PPPLF, with each dollar of PPP loans providing one dollar of advance availability. The maturity date of an extension of credit under the PPPLF will equal the maturity date of the pool of PPP loans pledged to secure the extension of credit. Any principal payments received by the financial institution on the PPP loans, such as PPP loan forgiveness payments from the Small Business Administration or principal payments from the borrower after the initial six-month deferment period, must be used to pay down the PPPLF advance by the same dollar amount, maintaining the dollar-for-dollar advance amount and PPP aggregate loan balance relationship. The interest rate on PPPLF advances is fixed at 0.35%. No PPPLF advances could be obtained after September 30, 2020. We obtained a PPPLF advance in the amount of $43.7 million in late April 2020 and paid it off in full in early June 2020. As of December 31, 2020, we had no advances outstanding under the PPPLF.

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

Loans: Loans that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Net unamortized deferred loan fees amounted to $4.4 million and $0.5 million, respectively, at December 31, 2020 and 2019.

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

December 31, 2020

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Year-end mortgage loans held for sale, included in total loans in the balance sheet, were as follows:

	2020	2019
Mortgage loans held for sale	$22,888,000	$4,978,000
Less: Allowance to adjust to lower of cost or market	0	0
Mortgage loans held for sale, net	$22,888,000	$4,978,000

Mortgage Loan Derivatives: We enter into forward contracts and interest rate lock commitments in the ordinary course of business, which are accounted for as derivatives. The derivatives are not designated as hedges and are carried at fair value. The net gain or loss on derivatives is included in mortgage banking activities in the income statement. The balance of derivatives was immaterial at December 31, 2020 and 2019.

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

Servicing fee income is recorded for fees earned for servicing mortgage loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. Amortization of mortgage loan servicing rights is netted against mortgage loan servicing income and recorded in mortgage banking activities in the consolidated statements of income.

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

December 31, 2020

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” on March 22, 2020, which was subsequently revised on April 7, 2020. This guidance encourages financial institutions to work prudently with borrowers that are or may be unable to meet their contractual obligations because of the effects of the Coronavirus Pandemic. Pursuant to the guidance, the federal banking agencies concluded, in consultation with FASB staff, that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current prior to any relief are not troubled debt restructurings. This guidance complements Section 4013 of the CARES Act, which specified that Coronavirus-related modifications made on loans that were current as of December 31, 2019 and that occur between March 1, 2020 and the earlier of 60 days after the date of termination of the National Emergency declared by President Trump on March 13, 2020 (the “National Emergency”) or December 31, 2020, as applicable, are not troubled debt restructurings. As part of the Consolidated Appropriations Act that was enacted in late 2020, this guidance was extended to January 1, 2022.

Allowance for Loan Losses: The allowance for loan losses (“allowance”) is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when we believe the uncollectability of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. We estimate the allowance balance required using past loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. We estimate credit losses based on individual loans determined to be impaired and on all other loans grouped on similar risk characteristics. Our historical loss component is generally the most significant of the allowance components and is based on historical loss experience by credit risk grade for commercial loans and payment status for mortgage and consumer loans. Loans are pooled based on similar risk characteristics supported by observable data. The historical loss experience component of the allowance represents the results of migration analysis of historical net charge-offs for portfolios of loans, including groups of commercial loans within each credit risk grade. For measuring loss exposure in a pool of loans, the historical net charge-off or migration experience is utilized to estimate expected future losses to be realized from the pool of loans. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative environmental factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, competition, increasing interest rates, external factors, Coronavirus Pandemic environment, and other considerations. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Financial institutions were not required to comply with the CECL methodology requirements from the enactment date of the CARES Act until the earlier of the end of the President’s declaration of a National Emergency or December 31, 2020. The Consolidated Appropriations Act, 2021, that was enacted in December 2020, provided for a further extension of the required CECL adoption date to January 1, 2022. An economic forecast is a key component of the CECL methodology. As we continue to experience an unprecedented economic environment whereby a sizable portion of the economy has been significantly impacted by government-imposed activity limitations and similar reactions by businesses and individuals, substantial government stimulus has been provided to businesses, individuals and state and local governments and financial institutions have offered businesses and individuals payment relief options, economic forecasts are regularly revised with no economic forecast consensus. Given the high degree of uncertainty surrounding economic forecasting, we have elected to postpone the adoption of CECL, and will continue to use our incurred loan loss reserve model as permitted.

Loans made under PPP are fully guaranteed by the Small Business Administration; therefore, such loans do not have an associated allowance.

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

Foreclosed Assets: Assets acquired through or in lieu of foreclosure are initially recorded at their estimated fair value net of estimated selling costs, establishing a new cost basis. If fair value subsequently declines, a valuation allowance is recorded through noninterest expense, as are collection and operating costs after acquisition. Foreclosed assets, included in other assets in the balance sheet, totaled $0.7 million and $0.5 million as of December 31, 2020 and 2019, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

Due to current stressed economic and market conditions, we assessed goodwill for impairment as of March 31, 2020, June 30, 2020, September 30, 2020 and October 1, 2020. For March 31, 2020, we performed a quantitative analysis, which used a discounted income approach and a market valuation model, which compared the inherent value of our company to valuations of recent transactions in the market place to determine if our goodwill had been impaired. Using this quantitative methodology, we determined goodwill was not impaired as of March 31, 2020. For June 30, 2020, September 30, 2020, and October 1, 2020, we used the Step 0 qualitative methodology for which we assessed the macro and microeconomic conditions, industry and market conditions, financial performance, and our underlying stock performance. We concluded it was more likely than not our fair value was greater than its carrying amount; therefore, no further testing was required.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

December 31, 2020

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

Subsequent Events: On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law.  This $900 billion Coronavirus Pandemic relief package includes $284 billion in aid for small businesses through a second round of forgivable loans through the PPP. In general, the framework of loans originated under the second round is similar to that of the initial round.  As of February 26, 2021, we had originated about 900 loans aggregating $181 million in second round PPP loans.

We originated approximately 2,200 loans aggregating $554 million under the initial round of the PPP.  As of December 31, 2020, we had received no customer payments but had received $189 million in forgiveness payments from the Small Business Administration on about 900 PPP loans.  As of February 26, 2021, we had received no customer payments but had received $266 million in forgiveness payments from the Small Business Administration on approximately 1,400 loans.

As part of our bank’s branch rationalization efforts, we recently announced that our bank and Lake Trust Credit Union have entered into an agreement for the sale of our banking office located in Hastings, Michigan, with the sale expected to be consummated by March 31, 2021.  The agreement includes the 4,300 square-foot facility, all associated assets and approximately $16 million in deposits.

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

December 31, 2020

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Financial institutions were not required to comply with the CECL methodology requirements from the enactment date of the CARES Act until the earlier of the end of the President’s declaration of a National Emergency or December 31, 2020. The Consolidated Appropriations Act, 2021, that was enacted in December 2020, provided for a further extension of the required CECL adoption date to January 1, 2022. An economic forecast is a key component of the CECL methodology. As we continue to experience an unprecedented economic environment whereby a sizable portion of the economy has been significantly impacted by government-imposed activity limitations and similar reactions by businesses and individuals, substantial government stimulus has been provided to businesses, individuals and state and local governments and financial institutions have offered businesses and individuals payment relief options, economic forecasts are regularly updated and there is no economic forecast consensus. Given the high degree of uncertainty surrounding economic forecasting, we have elected to postpone the adoption of CECL, and will continue to use our incurred loan loss reserve model as permitted.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 2 – SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2020
U.S. Government agency debt obligations	$242,522,000	$516,000	$(897,000)	$242,141,000
Mortgage-backed securities	23,869,000	1,021,000	0	24,890,000
Municipal general obligation bonds	101,991,000	5,833,000	0	107,824,000
Municipal revenue bonds	11,521,000	473,000	(2,000)	11,992,000
Other investments	500,000	0	0	500,000
	$380,403,000	$7,843,000	$(899,000)	$387,347,000
2019
U.S. Government agency debt obligations	$185,103,000	$2,449,000	$(1,142,000)	$186,410,000
Mortgage-backed securities	41,998,000	554,000	(82,000)	42,470,000
Municipal general obligation bonds	98,245,000	2,864,000	(30,000)	101,079,000
Municipal revenue bonds	4,133,000	63,000	0	4,196,000
Other investments	500,000	0	0	500,000
	$329,979,000	$5,930,000	$(1,254,000)	$334,655,000

Securities with unrealized losses at year-end 2020 and 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2020
U.S. Government agency debt obligations	$118,650,000	$897,000	$0	$0	$118,650,000	$897,000
Mortgage-backed securities	0	0	0	0	0	0
Municipal general obligation bonds	0	0	0	0	0	0
Municipal revenue bonds	423,000	2,000	0	0	423,000	2,000
Other investments	0	0	0	0	0	0
	$119,073,000	$899,000	$0	$0	$119,073,000	$899,000
2019
U.S. Government agency debt obligations	$25,650,000	$349,000	$73,913,000	$793,000	$99,563,000	$1,142,000
Mortgage-backed securities	2,838,000	28,000	10,423,000	54,000	13,261,000	82,000
Municipal general obligation bonds	3,755,000	18,000	994,000	12,000	4,749,000	30,000
Municipal revenue bonds	0	0	0	0	0	0
Other investments	0	0	0	0	0	0
	$32,243,000	$395,000	$85,330,000	$859,000	$117,573,000	$1,254,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

At December 31, 2020, 64 debt securities with fair values totaling $119 million had unrealized losses aggregating $0.9 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary.

The amortized cost and fair values of debt securities at December 31, 2020, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

	Weighted Average Yield	Amortized Cost	Fair Value
Due in one year or less	2.52%	$5,906,000	$5,939,000
Due from one to five years	1.16	93,320,000	94,474,000
Due from five to ten years	1.67	176,848,000	180,541,000
Due after ten years	2.07	79,960,000	81,003,000
Mortgage-backed securities	2.10	23,869,000	24,890,000
Other investments	4.13	500,000	500,000
	1.67%	$380,403,000	$387,347,000

No securities were sold during the last three years.

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $109 million and $96.5 million at December 31, 2020 and December 31, 2019, respectively, with estimated market values of $116 million and $99.4 million at the respective dates. Securities issued by all other states and their political subdivisions had a combined amortized cost of $4.1 million and $5.9 million at December 31, 2020 and December 31, 2019, respectively, with estimated market values of $4.2 million and $5.9 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $118 million and $103 million at December 31, 2020 and 2019, respectively. Investments in FHLBI stock are restricted and may only be resold to, or redeemed by, the issuer.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

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

Year-end loans disaggregated by class of loan within the loan portfolio segments were as follows:

	December 31, 2020		December 31, 2019		Percent Increase
	Balance	%	Balance	%	(Decrease)

Commercial:
Commercial and industrial (1)	$1,145,423,000	35.6%	$846,551,000	29.6%	35.3%
Vacant land, land development, and residential construction	55,055,000	1.7	56,119,000	2.0	(1.9)
Real estate – owner occupied	529,953,000	16.5	579,003,000	20.3	(8.5)
Real estate – non-owner occupied	917,436,000	28.5	835,346,000	29.2	9.8
Real estate – multi-family and residential rental	146,095,000	4.6	124,525,000	4.4	17.3
Total commercial	2,793,962,000	86.9	2,441,544,000	85.5	14.4

Retail:
Home equity and other	61,620,000	1.9	75,374,000	2.6	(18.2)
1-4 family mortgages	360,776,000	11.2	339,749,000	11.9	6.2
Total retail	422,396,000	13.1	415,123,000	14.5	1.8

Total loans	$3,216,358,000	100.0%	$2,856,667,000	100.0%	12.6%

(1)  For December 31, 2020, includes $365 million in loans originated under the Paycheck Protection Program.

Concentrations within the loan portfolio were as follows at year-end:

	2020		2019
		Percentage of		Percentage of
	Balance	Loan Portfolio	Balance	Loan Portfolio
Commercial real estate loans to lessors of non-residential buildings	$649,162,000	20.2%	$580,708,000	20.3%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Year-end nonperforming loans were as follows:

	2020	2019

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	3,384,000	2,284,000
Total nonperforming loans	$3,384,000	$2,284,000

The recorded principal balance of nonperforming loans was as follows:

	December 31, 2020	December 31, 2019
Commercial:
Commercial and industrial	$172,000	$0
Vacant land, land development, and residential construction	0	0
Real estate – owner occupied	619,000	134,000
Real estate – non-owner occupied	22,000	0
Real estate – multi-family and residential rental	0	2,000
Total commercial	813,000	136,000

Retail:
Home equity and other	242,000	255,000
1-4 family mortgages	2,329,000	1,893,000
Total retail	2,571,000	2,148,000

Total nonperforming loans	$3,384,000	$2,284,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2020:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing

Commercial:
Commercial and industrial	$261,000	$172,000	$0	$433,000	$1,144,990,000	$1,145,423,000	$0
Vacant land, land development, and residential construction	0	0	0	0	55,055,000	55,055,000	0
Real estate – owner occupied	0	197,000	421,000	618,000	529,335,000	529,953,000	0
Real estate – non-owner occupied	0	0	23,000	23,000	917,413,000	917,436,000	0
Real estate – multi-family and residential rental	0	0	0	0	146,095,000	146,095,000	0
Total commercial	261,000	369,000	444,000	1,074,000	2,792,888,000	2,793,962,000	0

Retail:
Home equity and other	112,000	65,000	54,000	231,000	61,389,000	61,620,000	0
1- 4 family mortgages	1,147,000	247,000	342,000	1,736,000	359,040,000	360,776,000	0
Total retail	1,259,000	312,000	396,000	1,967,000	420,429,000	422,396,000	0

Total past due loans	$1,520,000	$681,000	$840,000	$3,041,000	$3,213,317,000	$3,216,358,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2019:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing

Commercial:
Commercial and industrial	$0	$0	$0	$0	$846,551,000	$846,551,000	$0
Vacant land, land development, and residential construction	191,000	0	0	191,000	55,928,000	56,119,000	0
Real estate – owner occupied	0	0	134,000	134,000	578,869,000	579,003,000	0
Real estate – non-owner occupied	0	0	0	0	835,346,000	835,346,000	0
Real estate – multi-family and residential rental	0	0	0	0	124,525,000	124,525,000	0
Total commercial	191,000	0	134,000	325,000	2,441,219,000	2,441,544,000	0

Retail:
Home equity and other	171,000	65,000	20,000	256,000	75,118,000	75,374,000	0
1- 4 family mortgages	745,000	29,000	529,000	1,303,000	338,446,000	339,749,000	0
Total retail	916,000	94,000	549,000	1,559,000	413,564,000	415,123,000	0

Total past due loans	$1,107,000	$94,000	$683,000	$1,884,000	$2,854,783,000	$2,856,667,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans with no related allowance recorded were as follows as of December 31, 2020:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To- Date Average Recorded Principal Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$6,242,000	$6,242,000		$7,874,000
Vacant land, land development and residential construction	0	0		187,000
Real estate – owner occupied	14,782,000	14,593,000		5,361,000
Real estate – non-owner occupied	341,000	341,000		227,000
Real estate – multi-family and residential rental	0	0		3,000
Total commercial	21,365,000	21,176,000		13,652,000
Retail:
Home equity and other	1,072,000	987,000		1,216,000
1-4 family mortgages	4,455,000	2,575,000		2,447,000
Total retail	5,527,000	3,562,000		3,663,000

Total with no related allowance recorded	$26,892,000	$24,738,000		$17,315,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans with an allowance recorded and total impaired loans were as follows as of December 31, 2020:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To- Date Average Recorded Principal Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$343,000	$343,000	$53,000	$971,000
Vacant land, land development and residential construction	0	0	0	77,000
Real estate – owner occupied	763,000	734,000	77,000	578,000
Real estate – non-owner occupied	162,000	162,000	8,000	100,000
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	1,268,000	1,239,000	138,000	1,726,000
Retail:
Home equity and other	300,000	283,000	241,000	421,000
1-4 family mortgages	698,000	698,000	172,000	595,000
Total retail	998,000	981,000	413,000	1,016,000

Total with an allowance recorded	$2,266,000	$2,220,000	$551,000	$2,742,000

Total impaired loans:
Commercial	$22,633,000	$22,415,000	$138,000	$15,378,000
Retail	6,525,000	4,543,000	413,000	4,679,000
Total impaired loans	$29,158,000	$26,958,000	$551,000	$20,057,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans with no related allowance recorded were as follows as of December 31, 2019:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To- Date Average Recorded Principal Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$8,129,000	$8,129,000		$11,610,000
Vacant land, land development and residential construction	85,000	85,000		89,000
Real estate – owner occupied	715,000	667,000		1,520,000
Real estate – non-owner occupied	178,000	178,000		131,000
Real estate – multi-family and residential rental	29,000	9,000		44,000
Total commercial	9,136,000	9,068,000		13,394,000
Retail:
Home equity and other	1,279,000	1,209,000		1,203,000
1-4 family mortgages	3,272,000	1,968,000		2,078,000
Total retail	4,551,000	3,177,000		3,281,000

Total with no related allowance recorded	$13,687,000	$12,245,000		$16,675,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans with an allowance recorded and total impaired loans were as follows as of December 31, 2019:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To- Date Average Recorded Principal Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$460,000	$458,000	$202,000	$5,709,000
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	1,078,000	1,078,000	982,000	1,672,000
Real estate – non-owner occupied	0	0	0	80,000
Real estate – multi-family and residential rental	0	0	0	54,000
Total commercial	1,538,000	1,536,000	1,184,000	7,515,000
Retail:
Home equity and other	502,000	485,000	356,000	658,000
1-4 family mortgages	358,000	356,000	83,000	660,000
Total retail	860,000	841,000	439,000	1,318,000

Total with an allowance recorded	$2,398,000	$2,377,000	$1,623,000	$8,833,000

Total impaired loans:
Commercial	$10,674,000	$10,604,000	$1,184,000	$20,909,000
Retail	5,411,000	4,018,000	439,000	4,599,000
Total impaired loans	$16,085,000	$14,622,000	$1,623,000	$25,508,000

Impaired loans for which no allocation of the allowance for loan losses has been made generally reflect situations whereby the loans have been charged-down to estimated fair value. Interest income recognized on accruing troubled debt restructurings totaled $1.3 million in 2020 and 2019, and $1.1 million during 2018. Interest income recognized on nonaccrual loans totaled less than $0.1 million in 2020, 2019 and 2018, reflecting the collection of interest at the time of principal pay-off. Lost interest income on nonaccrual loans totaled $0.2 million in 2020, $0.1 million in 2019, and $0.3 million in 2018.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

Loans by credit quality indicators were as follows as of December 31, 2020:

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4 (1)	$828,706,000	$22,547,000	$315,134,000	$396,700,000	$91,711,000
Grades 5 – 7	306,614,000	32,398,000	185,541,000	520,395,000	54,111,000
Grades 8 – 9	10,103,000	110,000	29,278,000	341,000	273,000
Total commercial	$1,145,423,000	$55,055,000	$529,953,000	$917,436,000	$146,095,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Performing	61,378,000	358,447,000
Nonperforming	242,000	2,329,000
Total retail	$61,620,000	$360,776,000

(1)	Included in Commercial and Industrial Loans Grades 1 – 4 are $365 million of loans originated under the Paycheck Protection Program.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

December 31, 2020

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance for loan losses and recorded investments in loans for the year-ended December 31, 2020 are as follows:

	Commercial Loans	Retail Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$21,070,000	$2,749,000	$70,000	$23,889,000
Provision for loan losses	12,835,000	1,226,000	(11,000)	14,050,000
Charge-offs	(613,000)	(225,000)	0	(838,000)
Recoveries	487,000	379,000	0	866,000
Ending balance	$33,779,000	$4,129,000	$59,000	$37,967,000

Ending balance: individually evaluated for impairment	$138,000	$413,000	$0	$551,000

Ending balance: collectively evaluated for impairment	$33,641,000	$3,716,000	$59,000	$37,416,000

Total loans (*):
Ending balance	$2,428,703,000	$422,396,000		$2,851,099,000

Ending balance: individually evaluated for impairment	$22,415,000	$4,543,000		$26,958,000

Ending balance: collectively evaluated for impairment	$2,406,288,000	$417,853,000		$2,824,141,000

(*) Excludes $365 million in loans originated under the Paycheck Protection Program.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance for loan losses and recorded investments in loans for the year-ended December 31, 2019 are as follows:

	Commercial Loans	Retail Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$19,619,000	$2,717,000	$44,000	$22,380,000
Provision for loan losses	1,578,000	146,000	26,000	1,750,000
Charge-offs	(455,000)	(428,000)	0	(883,000)
Recoveries	328,000	314,000	0	642,000
Ending balance	$21,070,000	$2,749,000	$70,000	$23,889,000

Ending balance: individually evaluated for impairment	$1,230,000	$459,000	$0	$1,689,000

Ending balance: collectively evaluated for impairment	$19,840,000	$2,290,000	$70,000	$22,200,000

Total loans:
Ending balance	$2,441,544,000	$415,123,000		$2,856,667,000

Ending balance: individually evaluated for impairment	$10,604,000	$4,018,000		$14,622,000

Ending balance: collectively evaluated for impairment	$2,430,940,000	$411,105,000		$2,842,045,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance for loan losses and recorded investments in loans for the year-ended December 31, 2018 are as follows:

	Commercial Loans	Retail Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$16,747,000	$2,661,000	$93,000	$19,501,000
Provision for loan losses	958,000	191,000	(49,000)	1,100,000
Charge-offs	(674,000)	(776,000)	0	(1,450,000)
Recoveries	2,588,000	641,000	0	3,229,000
Ending balance	$19,619,000	$2,717,000	$44,000	$22,380,000

Ending balance: individually evaluated for impairment	$550,000	$539,000	$0	$1,089,000

Ending balance: collectively evaluated for impairment	$19,069,000	$2,178,000	$44,000	$21,291,000

Total loans:
Ending balance	$2,360,106,000	$392,979,000		$2,753,085,000

Ending balance: individually evaluated for impairment	$19,291,000	$4,617,000		$23,908,000

Ending balance: collectively evaluated for impairment	$2,340,815,000	$388,362,000		$2,729,177,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the year-ended December 31, 2020 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance

Commercial:
Commercial and industrial	13	$6,914,000	$7,717,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	8	14,663,000	14,663,000
Real estate – non-owner occupied	2	319,000	318,000
Real estate – multi-family and residential rental	0	0	0
Total commercial	23	21,896,000	22,698,000

Retail:
Home equity and other	16	451,000	452,000
1-4 family mortgages	6	151,000	148,000
Total retail	22	602,000	600,000

Total	45	$22,498,000	$23,298,000

Loans modified as troubled debt restructurings during the year-ended December 31, 2019 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance

Commercial:
Commercial and industrial	5	$435,000	$435,000
Vacant land, land development and residential construction	1	87,000	87,000
Real estate – owner occupied	2	1,669,000	1,669,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	8	2,191,000	2,191,000

Retail:
Home equity and other	20	295,000	296,000
1-4 family mortgages	8	310,000	310,000
Total retail	28	605,000	606,000

Total	36	$2,796,000	$2,797,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due during the year-ended December 31, 2020 (amounts as of period end):

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during the year-ended December 31, 2020 is as follows:

	Commercial and	Commercial Vacant Land, Land Development, and Residential	Commercial Real Estate - Owner	Commercial Real Estate - Non-Owner	Commercial Real Estate - Multi-Family and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Commercial Loan Portfolio:
Beginning Balance	$8,587,000	$85,000	$1,145,000	$178,000	$7,000
Charge-Offs	0	0	0	0	0
Payments	(11,260,000)	(85,000)	(3,765,000)	(585,000)	(7,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	9,087,000	0	17,417,000	887,000	0
Ending Balance	$6,414,000	$0	$14,797,000	$480,000	$0

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Retail Loan Portfolio:
Beginning Balance	$1,415,000	$724,000
Charge-Offs	0	0
Payments	(881,000)	(68,000)
Transfers to ORE	0	0
Net Additions/Deletions	612,000	150,000
Ending Balance	$1,146,000	$806,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during the year-ended December 31, 2019 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$14,138,000	$0	$3,100,000	$210,000	$24,000
Charge-Offs	0	0	0	0	0
Payments	(20,364,000)	(2,000)	(3,820,000)	(32,000)	(17,000)
Transfers to ORE	0	0	(97,000)	0	0
Net Additions/Deletions	14,813,000	87,000	1,962,000	0	0
Ending Balance	$8,587,000	$85,000	$1,145,000	$178,000	$7,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Retail Loan Portfolio:
Beginning Balance	$1,402,000	$578,000
Charge-Offs	(18,000)	0
Payments	(272,000)	(162,000)
Transfers to ORE	0	0
Net Additions/Deletions	303,000	308,000
Ending Balance	$1,415,000	$724,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during the year-ended December 31, 2018 is as follows:

	Commercial and	Commercial Vacant Land, Land Development, and Residential	Commercial Real Estate - Owner	Commercial Real Estate - Non-Owner	Commercial Real Estate - Multi-Family and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Commercial Loan Portfolio:
Beginning Balance	$3,990,000	$383,000	$2,026,000	$237,000	$41,000
Charge-Offs	(505,000)	0	0	0	0
Payments	(792,000)	(383,000)	(6,663,000)	(27,000)	(17,000)
Transfers to ORE	0	0	(93,000)	0	0
Net Additions/Deletions	11,445,000	0	7,830,000	0	0
Ending Balance	$14,138,000	$0	$3,100,000	$210,000	$24,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Retail Loan Portfolio:
Beginning Balance	$1,346,000	$539,000
Charge-Offs	(30,000)	0
Payments	(323,000)	(41,000)
Transfers to ORE	(82,000)	0
Net Additions/Deletions	491,000	80,000
Ending Balance	$1,402,000	$578,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance related to loans categorized as troubled debt restructurings was as follows:

	December 31, 2020	December 31, 2019
Commercial:
Commercial and industrial	$53,000	$202,000
Vacant land, land development, and residential construction	0	0
Real estate – owner occupied	59,000	982,000
Real estate – non-owner occupied	8,000	0
Real estate – multi-family and residential rental	0	0
Total commercial	120,000	1,184,000

Retail:
Home equity and other	202,000	311,000
1-4 family mortgages	145,000	83,000
Total retail	347,000	394,000

Total related allowance	$467,000	$1,578,000

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

NOTE 4 - PREMISES AND EQUIPMENT, NET

Year-end premises and equipment were as follows:

	2020	2019

Land and improvements	$16,533,000	$17,039,000
Buildings	56,114,000	52,847,000
Furniture and equipment	21,522,000	22,712,000
	94,169,000	92,598,000
Less: accumulated depreciation	35,210,000	35,271,000

Total premises and equipment	$58,959,000	$57,327,000

Future lease payments at December 31, 2020 totaled $3.4 million, comprised of $0.6 million in one year, $1.2 million in one to three years, $0.5 million in three to five years and $1.1 million in over five years. Future lease payments at December 31, 2019 totaled $3.8 million, comprised of $0.6 million in one year, $1.1 million in one to three years, $0.9 million in three to five years and $1.2 million in over five years. Depreciation expense totaled $5.2 million in 2020, $3.9 million in 2019, and $3.6 million in 2018.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 5 – MORTGAGE LOAN SERVICING

Mortgage loans serviced for others are not reported as assets in the Consolidated Balance Sheets. The year-end aggregate unpaid principal balances of mortgage loans serviced for others were as follows:

	2020	2019

Mortgage loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$1,030,211,000	$711,643,000
Federal Home Loan Bank	8,717,000	15,317,000
Total mortgage loans serviced for others	$1,038,928,000	$726,960,000

Custodial escrow balances, which are reported as deposits on the Consolidated Balance Sheets, maintained in connection with serviced loans were $11.8 million and $6.4 million as of December 31, 2020 and December 31, 2019, respectively.

Activity for capitalized mortgage loan servicing rights during 2020 and 2019 was as follows:

	2020	2019

Balance at beginning of year	$4,652,000	$4,436,000
Additions	6,467,000	1,962,000
Amortized to expense	(2,930,000)	(1,746,000)

Balance at end of year	$8,189,000	$4,652,000

We determined that no valuation allowance was necessary as of December 31, 2020 or December 31, 2019. The estimated fair value of mortgage servicing rights was $10.0 million and $7.4 million as of December 31, 2020 and December 31, 2019, respectively. The fair value of mortgage servicing rights is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. During 2020, fair value was determined using a discount rate of 7.75%, a weighted average constant prepayment rate of 14.0%, depending on the stratification of the specific right, and a weighted average delinquency rate of 0.40%. During 2019, fair value was determined using a discount rate of 10.0%, a weighted average constant prepayment rate of 15.3%, depending on the stratification of the specific right, and a weighted average delinquency rate of 0.32%.

The weighted average amortization period was 6.1 years and 5.3 years as of December 31, 2020 and December 31, 2019, respectively. Forecasted amortization as of December 31, 2020 is as follows:

2021	$1,724,000
2022	1,476,000
2023	1,241,000
2024	1,026,000
2025	834,000
Thereafter	1,888,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 6 – CORE DEPOSIT INTANGIBLE ASSET, NET

The gross carrying amount of core deposit intangible assets totaled $17.5 million as of December 31, 2020 and December 31, 2019. As of December 31, 2020, the accumulated amortization on core deposit intangible assets was $15.1 million, providing for a net carry balance of $2.4 million. As of December 31, 2019, the accumulated amortization on core deposit intangible assets was $13.7 million, providing for a net carry balance of $3.8 million.

The scheduled amortization expense on core deposit intangible assets in future periods is:

2021	$1,086,000
2022	768,000
2023	450,000
2024	132,000

NOTE 7 – DEPOSITS

Deposits at year-end are summarized as follows:

	December 31, 2020		December 31, 2019		Percent Increase
	Balance	%	Balance	%	(Decrease)

Noninterest-bearing checking	$1,433,403,000	42.0%	$924,916,000	34.4%	55.0%
Interest-bearing checking	473,053,000	13.9	332,373,000	12.3	42.3
Money market	611,912,000	17.9	509,368,000	18.9	20.1
Savings	338,070,000	9.9	269,318,000	10.0	25.5
Time, under $100,000	165,548,000	4.9	198,123,000	7.4	(16.4)
Time, $100,000 and over	342,633,000	10.0	322,827,000	12.0	6.1
Total local deposits	3,364,619,000	98.6	2,556,925,000	95.0	31.6

Out-of-area time, $100,000 and over	46,934,000	1.4	133,459,000	5.0	(64.8)

Total deposits	$3,411,553,000	100.0%	$2,690,384,000	100.0%	26.8%

Out-of-area time deposits consist of deposits obtained from depositors outside of our primary market areas exclusively through deposit brokers.

The following table depicts the maturity distribution for time deposits at year-end:

	2020	2019

In one year or less	$327,246,000	$360,395,000
In one to two years	139,801,000	173,512,000
In two to three years	39,801,000	82,480,000
In three to four years	25,577,000	16,019,000
In four to five years	22,690,000	22,003,000

Total certificates of deposit	$555,115,000	$654,409,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 7 – DEPOSITS (Continued)

The following table depicts the maturity distribution for time deposits with balances of $100,000 or more at year-end:

	2020	2019

Up to three months	$79,500,000	$100,635,000
Three months to six months	79,373,000	59,838,000
Six months to twelve months	77,363,000	93,691,000
Over twelve months	153,331,000	202,122,000

Total certificates of deposit	$389,567,000	$456,286,000

Total time deposits of more than $250,000 totaled $272 million and $320 million at year-end 2020 and 2019, respectively.

NOTE 8 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Information regarding securities sold under agreements to repurchase at year-end is summarized below:

	2020	2019

Outstanding balance at year-end	$118,365,000	$102,675,000
Weighted average interest rate at year-end	0.12%	0.17%

Average daily balance during the year	$132,880,000	$105,234,000
Weighted average interest rate during the year	0.12%	0.24%

Maximum daily balance during the year	$173,186,000	$133,411,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank of Indianapolis (“FHLBI”) advances totaled $394 million at December 31, 2020, and were expected to mature at varying dates from November 2021 through June 2027, with fixed rates of interest from 0.55% to 3.18% and averaging 2.06%. FHLBI advances totaled $354 million at December 31, 2019, and were expected to mature at varying dates from April 2020 through June 2025, with fixed rates of interest from 1.36% to 3.18% and averaging 2.45%. In June 2020, we executed a blend and extend transaction with the FHLBI to extend the duration of the FHLBI advance portfolio as part of our interest rate risk management program. We prepaid seven advances aggregating $70.0 million with maturities ranging from August 2020 through October 2021 and fixed interest rates from 1.36% to 2.84% and averaging 1.97%, using the proceeds from seven new advances aggregating $70.0 million with maturities ranging from June 2024 through June 2027 and fixed interest rates from 0.55% to 1.18% and averaging 0.84%. Prepayment fees totaling $0.9 million were embedded into the fixed rates on the newly obtained advances, equating to 0.22% of the 0.84% average rate of the new advances.

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank under a blanket lien arrangement. Our borrowing line of credit as of December 31, 2020 totaled $754 million, with remaining availability based on collateral of $354 million.

Scheduled maturities as of December 31, 2020:

2021	$20,000,000
2022	94,000,000
2023	80,000,000
2024	80,000,000
2025	50,000,000
Thereafter	70,000,000

NOTE 10 - FEDERAL INCOME TAXES

The consolidated income tax expense is as follows:

	2020	2019	2018

Current expense	$14,945,000	$10,978,000	$10,170,000
Deferred expense	(4,141,000)	26,000	(372,000)
Change in valuation allowance	(94,000)	0	0
Tax expense	$10,710,000	$11,004,000	$9,798,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 10 - FEDERAL INCOME TAXES (Continued)

A reconciliation of the differences between the federal income tax expense recorded and the amount computed by applying the federal statutory rate to income before income taxes is as follows:

	2020	2019	2018

Tax at statutory rate	$11,518,000	$12,697,000	$10,883,000
Increase (decrease) from
Tax-exempt interest	(681,000)	(644,000)	(620,000)
Bank owned life insurance	(238,000)	(804,000)	(201,000)
Change in valuation allowance	(94,000)	0	0
Other	205,000	(245,000)	(264,000)
Tax expense	$10,710,000	$11,004,000	$9,798,000

The statutory tax rate was 21% for 2020, 2019 and 2018.

Significant components of deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred income tax assets
Allowance for loan losses	$7,973,000	$5,017,000
Deferred compensation	511,000	577,000
Stock compensation	541,000	720,000
Nonaccrual loan interest income	211,000	239,000
Deferred loan fees	924,000	104,000
Capital loss carryforward	0	94,000
Fair value write-downs on foreclosed properties	537,000	26,000
Other	938,000	683,000
Deferred tax asset before valuation allowance	11,635,000	7,460,000
Valuation allowance	0	(94,000)
Deferred tax asset after valuation allowance	11,635,000	7,366,000

Deferred income tax liabilities
Depreciation	1,175,000	1,743,000
Prepaid expenses	297,000	269,000
Core deposit intangible	498,000	787,000
Mortgage loan servicing rights	1,720,000	977,000
Unrealized gain on securities	1,458,000	982,000
Business combination adjustments	2,142,000	2,058,000
Other	521,000	485,000
Deferred tax liability	7,811,000	7,301,000

Total net deferred tax asset	$3,824,000	$65,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 10 - FEDERAL INCOME TAXES (Continued)

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. At December 31, 2019, we carried a valuation allowance of $0.1 million against capital loss carryforwards generated by the disposal of certain capital investments acquired in our merger with Firstbank. The $0.1 million of capital loss carryforwards expired at December 31, 2020 and we no longer carry this asset or the valuation allowance against it.

We had no unrecognized tax benefits at any time during 2020 or 2019 and do not anticipate any significant increase in unrecognized tax benefits during 2021. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed at any time during 2020 or 2019. Our U.S. federal income tax returns are no longer subject to examination for all years before 2017.

NOTE 11 – STOCK-BASED COMPENSATION

Stock-based compensation plans are used to provide directors and employees with an increased incentive to contribute to our long-term performance and growth, to align the interests of directors and employees with the interests of our shareholders through the opportunity for increased stock ownership and to attract and retain directors and employees. During 2014 and 2015, stock option and restricted stock grants were provided to certain employees from the Stock Incentive Plan of 2006. During the years 2016 through 2019, restricted stock grants were provided to certain employees from the Stock Incentive Plan of 2016. During 2020, restricted stock grants were provided to certain employees from the Stock Incentive Plan of 2020. Stock option grants were provided to certain employees during 2016 from the Stock Incentive Plan of 2016. Stock grants to directors as retainer payments during the years 2016 through 2019 were from the Stock Incentive Plan of 2016, while stock grants to directors as retainer payments during 2020 were from the Stock Incentive Plan of 2020. The Stock Incentive Plan of 2006 expired on January 18, 2016, and was effectively replaced with the Stock Incentive Plan of 2016 that was approved by shareholders in May, 2016. The Stock Incentive Plan of 2016 was effectively replaced with the Stock Incentive Plan of 2020 that was approved by shareholders in May, 2020.

Under the Stock Incentive Plan of 2006, the Stock Incentive Plan of 2016 and the Stock Incentive Plan of 2020, incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards. Incentive awards that are stock options or stock appreciation rights are granted with an exercise price not less than the closing price of our common stock on the date of grant. Price, vesting and expiration date parameters are determined by Mercantile’s Compensation Committee on a grant-by-grant basis. No payments are required from employees for restricted stock awards. The restricted stock awards granted during the years 2014 through 2020 fully vest after three years and, in the case of performance-based restricted stock issued to executive officers in 2018, 2019 and 2020, are subject to the attainment of pre-determined performance goals. The stock options granted during 2014, 2015 and 2016, which were at 110% of the market price on the date of grant, fully vest after two years and expire after seven years. At year-end 2020, there were approximately 361,000 shares authorized for future incentive awards.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 11 – STOCK-BASED COMPENSATION (Continued)

A summary of restricted stock activity from grants issued during the past three years is as follows:

	2020		2019		2018
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Nonvested at beginning of year	262,260	$34.91	262,967	$33.97	239,637	$32.37
Granted	121,518	24.65	84,596	35.29	91,400	31.82
Vested	(85,445)	37.08	(81,772)	32.19	(55,792)	25.14
Forfeited	(35,997)	33.71	(3,531)	34.85	(12,278)	31.62
Nonvested at end of year	262,336	$29.42	262,260	$34.91	262,967	$33.97

Of the restricted stock shares granted in 2020, 2019 and 2018, a total of 31,295 shares, 23,596 shares and 24,633 shares, respectively, are performance-based awards made to our Named Executive Officers at the target level and are subject to the attainment of pre-determined performance goals. Of the forfeited shares during 2020, a total of 13,709 shares and 14,681 shares reflect reductions in performance-based grants to our Named Executive Officers that were awarded in 2019 and 2018, respectively. These forfeitures were based on an analysis of the pre-determined performance goals, taking into account actual performance since the grant date and forecasts for the remainder of the three-year performance period.

A summary of stock option activity during the past three years is as follows:

	2020		2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	10,700	$30.25	18,900	$23.92	30,908	$18.67
Granted	0	NA	0	NA	0	NA
Exercised	(1,000)	5.19	(8,200)	15.69	(12,008)	10.38
Forfeited or expired	0	NA	0	NA	0	NA
Outstanding at end of year	9,700	$32.83	10,700	$30.25	18,900	$23.92
Options exercisable at year-end	9,700	$32.83	10,700	$30.25	18,900	$23.92

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 11 – STOCK-BASED COMPENSATION (Continued)

Options at year-end 2020 were as follows:

			Outstanding			Exercisable
				Weighted Average	Weighted		Weighted
Range of				Remaining	Average		Average
Exercise				Contractual	Exercise		Exercise
Prices			Number	Life (Years)	Price	Number	Price

$22.00	-	$23.00	1,000	0.9	$22.15	1,000	22.15
$27.00	-	$28.00	2,200	1.9	27.66	2,200	27.66
$36.00	-	$37.00	6,500	2.9	36.22	6,500	36.22
Outstanding at year end			9,700	2.4	$32.83	9,700	32.83

Information related to options outstanding at year-end 2020, 2019 and 2018 is as follows:

	2020	2019	2018

Minimum exercise price	$22.15	$5.19	$5.19
Maximum exercise price	36.22	36.22	36.22
Average remaining option term (years)	2.4	3.2	3.4

Information related to stock option grants and exercises during 2020, 2019 and 2018 is as follows:

	2020	2019	2018

Aggregate intrinsic value of stock options exercised	$17,000	$157,000	$317,000
Cash received from stock option exercises	3,000	126,000	141,000
Tax benefit realized from stock option exercises	0	0	0
Weighted average per share fair value of stock options granted	NA	NA	NA

The aggregate intrinsic value of in-the-money stock options issued under Mercantile plans outstanding and exercisable at December 31, 2020 was less than $0.1 million. Shares issued as a result of the exercise of stock option grants have been authorized and were previously unissued shares.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 11– STOCK-BASED COMPENSATION (Continued)

On May 25, 2017, we granted about 12,000 shares of common stock to our Corporate, Bank and Regional Advisory Boards of Directors for retainer payments for the period of June 1, 2017 through May 31, 2018. The associated $0.4 million cost was expensed on a straightline basis over the respective twelve month period. On May 24, 2018, we granted about 11,000 shares of common stock to our Corporate, Bank and Regional Advisory Boards of Directors for retainer payments for the period of June 1, 2018 through May 31, 2019. The associated $0.4 million cost was expensed on a straightline basis over the respective twelve month period. On October 25, 2018, we granted about 1,000 shares of common stock to newly appointed Bank Board members for retainer payments for the period of October 1, 2018 through May 31, 2019. The associated less than $0.1 million cost was expensed over the respective eight-month period. On May 23, 2019, we granted about 12,000 shares of common stock to our Corporate, Bank and Regional Advisory Boards of Directors for retainer payments for the period of June 1, 2019 through May 31, 2020. The associated $0.4 million cost was expensed on a straightline basis over the respective twelve month period. On June 1, 2020, we granted about 16,000 shares of common stock to our Corporate, Bank and Regional Advisory Boards of Directors for retainer payments for the period of June 1, 2020 through May 31, 2021. The associated $0.3 million cost is being expensed on a straightline basis over the respective twelve month period. On August 27, 2020, we granted about 2,000 shares of common stock to newly appointed Corporate and Bank Board members for retainer payments for the period of September 1, 2020 through May 31, 2021. The associated less than $0.1 million cost is being expensed over the respective nine-month period.

NOTE 12 – RELATED PARTIES

Certain directors and executive officers of our bank, including their immediate families and companies in which they are principal owners, were loan customers of our bank. At year-end 2020 and 2019, our bank had $122 million and $115 million in loan commitments to directors and executive officers, of which $108 million and $104 million were outstanding at year-end 2020 and 2019, respectively, as reflected in the following table.

	2020	2019

Beginning balance	$104,043,000	$92,033,000
New loans	13,823,000	16,662,000
Repayments	(9,824,000)	(4,652,000)

Ending balance	$108,042,000	$104,043,000

Paycheck Protection Program loans to related companies of our directors totaled $0.3 million as of December 31, 2020.

Related party deposits and repurchase agreements totaled $19.4 million and $15.0 million at year-end 2020 and 2019, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 13 – COMMITMENTS AND OFF-BALANCE-SHEET RISK

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on management’s credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. There was no liability balance for these instruments as of December 31, 2020 and 2019.

At year-end 2020 and 2019, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.

Our maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at year-end was as follows:

	2020	2019

Commercial unused lines of credit	$1,019,496,000	$776,493,000
Unused lines of credit secured by 1 – 4 family residential properties	59,396,000	60,858,000
Credit card unused lines of credit	72,495,000	58,199,000
Other consumer unused lines of credit	30,707,000	18,135,000
Commitments to make loans	227,558,000	101,961,000
Standby letters of credit	20,543,000	22,798,000

Total commitments	$1,430,195,000	$1,038,444,000

Commitments to make loans generally reflect our binding obligations to existing and prospective customers to extend credit, including line of credit facilities secured by accounts receivable and inventory, and term debt secured by either real estate or equipment. In most instances, line of credit facilities are for a one-year term and are at a floating rate tied to the Wall Street Journal Prime Rate or the 30-Day Libor rate. For term debt secured by real estate, customers are generally offered a floating rate tied to the Wall Street Journal Prime Rate or the 30-Day Libor rate, and a fixed rate currently ranging from 3.00% to 5.00%. These credit facilities generally balloon within five years, with payments based on amortizations ranging from 10 to 20 years. For term debt secured by non-real estate collateral, customers are generally offered a floating rate tied to the Wall Street Journal Prime Rate or the 30-Day Libor rate, and a fixed rate currently ranging from 3.50% to 5.00%. These credit facilities generally mature and fully amortize within three to seven years.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 13 – COMMITMENTS AND OFF-BALANCE-SHEET RISK (Continued)

The following instruments are considered financial guarantees under current accounting guidance. These instruments are carried at fair value.

	2020		2019
	Contract	Carrying	Contract	Carrying
	Amount	Value	Amount	Value

Standby letters of credit	$20,543,000	$138,000	$22,798,000	$160,000

The Federal Reserve Board reduced reserve requirements for all depository institutions to zero percent effective March 26, 2020; as a result, we did not have a reserve requirement as of December 31, 2020. We were required to have $10.7 million of cash on hand or on deposit with the Federal Reserve Bank of Chicago to meet regulatory reserve and clearing requirements at December 31, 2019.

NOTE 14 – BENEFIT PLANS

We have a 401(k) benefit plan that covers substantially all of our employees. The percent of our matching contributions to the 401(k) benefit plan is determined annually by the Board of Directors. The matching contribution had been 4.25% since January 1, 2014; effective April 1, 2018, the matching contribution was increased to 5.00%. Matching contributions, if made, are immediately vested. Our 2020, 2019 and 2018 matching 401(k) contributions charged to expense were $1.9 million, $1.7 million and $1.6 million, respectively.

We have a deferred compensation plan in which all persons serving on the Board of Directors may defer all or portions of their annual retainer and meeting fees, with distributions to be paid upon termination of service as a director or specific dates selected by the director. We also have a non-qualified deferred compensation program in which selected officers may defer all or portions of salary and bonus payments. The deferred amounts, totaling $2.4 million and $2.7 million as of December 31, 2020 and 2019, respectively, are categorized as other liabilities in the Consolidated Balance Sheets, and are paid interest at a rate equal to the Wall Street Journal Prime Rate. Interest expense was $0.1 million during 2020, 2019 and 2018.

The Mercantile Bank Corporation Employee Stock Purchase Plan of 2014 is a non-compensatory plan intended to encourage full- and part-time employees of Mercantile and its subsidiaries to promote our best interests and to align employees’ interests with the interests of our shareholders by permitting employees to purchase shares of our common stock through regular payroll deductions. Shares are purchased on the last business day of each calendar quarter at a price equal to the consolidated closing bid price of our common stock reported on The Nasdaq Stock Market. A total of 250,000 shares of common stock may be issued under the existing plan; however, the number of shares may be adjusted to reflect any stock dividends and other changes in our capitalization. The number of shares issued totaled 2,264 and 1,507 in 2020 and 2019, respectively. As of December 31, 2020, there were approximately 239,000 shares available under our current plan.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 15 – DERIVATIVES AND HEDGING ACTIVITIES

We are exposed to certain risks arising from both business operations and economic conditions. We principally manage the exposure to a wide variety of operational risks through core business activities. Economic risks, including interest rate, liquidity and credit risk, are primarily administered via the amount, sources and duration of assets and liabilities. Derivative financial instruments may also be used to assist in managing economic risks.

Derivatives not designated as hedges are not speculative and result from a service provided to certain commercial loan borrowers. We execute interest rate swaps with commercial banking customers desiring longer-term fixed rate loans, while simultaneously entering into interest rate swaps with a correspondent bank to offset the impact of the interest rate swaps with the commercial banking customers. The net result is the desired floating rate loans and a minimization of the risk exposure of the interest rate swap transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the commercial banking customer interest rate swaps and the offsetting interest rate swaps with the correspondent bank are recognized directly to earnings.

The fair value of derivative instruments as of December 31, 2020 are reflected in the following table. No interest rate swaps were outstanding as of December 31, 2019.

	Notional Amount	Balance Sheet Location	Fair Value

Derivative Assets
Interest rate swaps	$33,731,000	Other Assets	$1,003,000

Derivative Liabilities	33,731,000	Other Liabilities	1,027,000
Interest rate swaps

The effect of interest rate swaps that are not designated as hedging instruments resulted in noninterest expense of less than $0.1 million during the year-ended December 31, 2020. There were no such instruments outstanding during 2019.

The fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $1.0 million as of December 31, 2020. Cash collateral totaling $1.1 million was provided to the counterparty correspondent bank as of December 31, 2020.

Interest rate swaps entered into with commercial loan customers had notional amounts aggregating $33.7 million as of December 31, 2020. Associated credit exposure is generally mitigated by securing the interest rates swaps with the underlying collateral of the loan instrument that has been hedged.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 16 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount, estimated fair value and level within the fair value hierarchy of financial instruments were as follows at year-end (dollars in thousands):

	Level in	2020		2019
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets
Cash	Level 1	$16,953	$16,953	$16,430	$16,430
Cash equivalents	Level 2	609,053	609,053	217,301	217,301
Securities available for sale	(1)	387,347	387,347	334,655	334,655
Federal Home Loan Bank stock	(2)	18,002	18,002	18,002	18,002
Loans, net	Level 3	3,155,503	3,294,522	2,827,800	2,887,168
Loans held for sale	Level 2	22,888	24,029	4,978	4,978
Mortgage servicing rights	Level 2	8,189	10,006	4,652	7,375
Accrued interest receivable	Level 2	10,861	10,861	9,944	9,944

Financial liabilities
Deposits	Level 2	3,411,553	3,397,768	2,690,384	2,600,452
Securities sold under agreements to repurchase	Level 2	118,365	118,365	102,675	102,675
Federal Home Loan Bank advances	Level 2	394,000	410,881	354,000	361,887
Subordinated debentures	Level 2	47,563	47,574	46,881	46,140
Accrued interest payable	Level 2	2,313	2,313	3,949	3,949

(1)	See Note 17 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.
(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions; therefore, fair value is estimated at carrying amount.

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

December 31, 2020

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

The following is a description of our valuation methodologies used to measure and disclose the fair values of our financial assets and liabilities on a recurring or nonrecurring basis:

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency debt obligations, mortgage-backed securities issued or guaranteed by U.S. Government agencies, and municipal general obligation and revenue bonds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information that becomes known to us necessitates an impairment. There was no such impairment as of December 31, 2020 or 2019. We have no Level 1 securities available for sale.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 17 – FAIR VALUE MEASUREMENTS (Continued)

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of December 31, 2020 and 2019, we determined the fair value of our mortgage loans held for sale to be $24.0 million and $5.0 million, respectively.

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

Derivatives. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government agency debt obligations	$242,141,000	$0	$242,141,000	$0
Mortgage-backed securities	24,890,000	0	24,890,000	0
Municipal general obligation bonds	107,824,000	0	107,058,000	766,000
Municipal revenue bonds	11,992,000	0	11,992,000	0
Other investments	500,000	0	500,000	0
Total	$387,347,000	$0	$386,581,000	$766,000

There were no transfers in or out of Level 1, Level 2 or Level 3 during 2020. The $1.3 million reduction in Level 3 municipal general obligation bonds during 2020 reflects the scheduled maturities of such bonds.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2020 are as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,880,000	$0	$0	$2,880,000
Foreclosed assets	701,000	0	0	701,000
Total	$3,581,000	$0	$0	$3,581,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 18 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2020	2019	2018
Basic
Net income attributable to common shares	$44,138,000	$49,456,000	$42,024,000

Weighted average common shares outstanding	16,268,689	16,405,159	16,600,612

Basic earnings per common share	$2.71	$3.01	$2.53
Diluted
Net income attributable to common shares	$44,138,000	$49,456,000	$42,024,000

Weighted average common shares outstanding for basic earnings per common share	16,268,689	16,405,159	16,600,612

Add: Dilutive effects of share-based awards	630	3,976	5,804

Average shares and dilutive potential common shares	16,269,319	16,409,135	16,606,416

Diluted earnings per common share	$2.71	$3.01	$2.53

Stock options for approximately 9,000, 7,000 and 7,000 shares of common stock were antidilutive and were not included in determining dilutive earnings per share in 2020, 2019 and 2018, respectively.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 19 – SUBORDINATED DEBENTURES (Continued)

The following table depicts our five business trusts as of December 31, 2020:

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At year-end 2020 and 2019, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2020 that we believe have changed our bank’s categorization.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 20 - REGULATORY MATTERS (Continued)

Our actual capital levels (dollars in thousands) and minimum required levels were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2020
Total capital (to risk weighted assets)
Consolidated	$468,113	13.8%	$271,325	8.0%	NA	NA
Bank	457,203	13.5	271,196	8.0	338,995	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	430,146	12.7	203,494	6.0	NA	NA
Bank	419,236	12.4	203,397	6.0	271,196	8.0
Common equity (to risk weighted assets)
Consolidated	384,658	11.3	152,621	4.5	NA	NA
Bank	419,236	12.4	152,548	4.5	220,347	6.5
Tier 1 capital (to average assets)
Consolidated	430,146	9.8	176,053	4.0	NA	NA
Bank	419,236	9.5	175,999	4.0	219,999	5.0

2019
Total capital (to risk weighted assets)
Consolidated	$429,038	13.1%	$262,141	8.0%	NA	NA
Bank	424,917	13.0	262,088	8.0	327,610	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	405,148	12.4	196,606	6.0	NA	NA
Bank	401,027	12.2	196,566	6.0	262,088	8.0
Common equity (to risk weighted assets)
Consolidated	360,342	11.0	147,454	4.5	NA	NA
Bank	401,027	12.2	147,425	4.5	212,947	6.5
Tier 1 capital (to average assets)
Consolidated	405,148	11.3	143,689	4.0	NA	NA
Bank	401,027	11.2	143,670	4.0	179,588	5.0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 20 - REGULATORY MATTERS (Continued)

Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of December 31, 2020, our bank meets all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis.

Federal and state banking laws and regulations place certain restrictions on the amount of dividends our bank can transfer to Mercantile and on the capital levels that must be maintained. At year-end 2020, under the most restrictive of these regulations, our bank could distribute $85.7 million to Mercantile as dividends without prior regulatory approval. Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 16, 2020, our Board of Directors declared a cash dividend on our common stock in the amount of $0.28 per share that was paid on March 18, 2020 to shareholders of record as of March 6, 2020. On April 16, 2020, our Board of Directors declared a cash dividend on our common stock in the amount of $0.28 per share that was paid on June 17, 2020 to shareholders of record as of June 5, 2020. On July 16, 2020, our Board of Directors declared a cash dividend on our common stock in the amount of $0.28 per share that was paid on September 16, 2020 to shareholders of record as of September 4, 2020. On October 15, 2020, our Board of Directors declared a cash dividend on our common stock in the amount of $0.28 per share that was paid on December 16, 2020 to shareholders of record as of December 4, 2020.

On January 14, 2021, our Board of Directors declared a cash dividend on our common stock in the amount of $0.29 per share that will be paid on March 17, 2021 to shareholders of record as of March 5, 2021.

In May 2019, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. During the first quarter of 2020, we repurchased approximately of 222,000 for $6.3 million, at an average price per share of $28.25. After electing to temporarily cease stock repurchases in March 2020 to preserve capital for lending and other purposes while we assessed the potential impacts of the Coronavirus Pandemic, we reinstated the buyback program during the fourth quarter of 2020. Fourth quarter repurchases totaled approximately 14,000 shares for $0.3 million, at an average weighted price per share of $22.05. Availability under our current repurchase plan totals about $10.0 million. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank.

Our consolidated capital levels as of December 31, 2020 and 2019 include $45.5 million and $44.8 million, respectively, of trust preferred securities. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core capital elements that may be included in Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. At December 31, 2020 and 2019, all $45.5 million and $44.8 million, respectively, of the trust preferred securities were included as Tier 1 capital of Mercantile.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 21 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

At December 31, 2020, accumulated other comprehensive income, net of tax effects (as applicable), consisted of a net unrealized gain on available for sale securities of $5.5 million. At December 31, 2019, accumulated other comprehensive income, net of tax effects (as applicable), consisted of a net unrealized gain on available for sale securities of $3.7 million.

NOTE 22 - QUARTERLY FINANCIAL DATA (Unaudited)

	Interest	Net Interest	Net	Earnings per Share
	Income	Income	Income	Basic	Diluted
2020
First quarter	$37,935,000	$30,317,000	$10,673,000	$0.65	$0.65
Second quarter	37,164,000	30,571,000	8,697,000	0.54	0.54
Third quarter	35,594,000	29,509,000	10,686,000	0.66	0.66
Fourth quarter	37,620,000	31,849,000	14,082,000	0.86	0.86

2019
First quarter	$38,637,000	$30,645,000	$11,824,000	$0.72	$0.72
Second quarter	39,820,000	31,116,000	11,715,000	0.71	0.71
Third quarter	40,316,000	31,605,000	12,600,000	0.77	0.77
Fourth quarter	39,564,000	31,168,000	13,317,000	0.81	0.81

NOTE 23 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)

CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

	2020	2019
ASSETS
Cash and cash equivalents	$12,746,000	$6,045,000
Investment in bank subsidiary	458,830,000	439,946,000
Other assets	18,934,000	18,032,000

Total assets	$490,510,000	$464,023,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$1,393,000	$581,000
Subordinated debentures	47,563,000	46,881,000
Shareholders’ equity	441,554,000	416,561,000

Total liabilities and shareholders’ equity	$490,510,000	$464,023,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 23 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)

CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

	2020	2019	2018
Income
Interest and dividends from subsidiaries	$32,588,000	$22,246,000	$33,832,000
Total income	32,588,000	22,246,000	33,832,000

Expenses
Interest expense	2,268,000	3,153,000	2,999,000
Other operating expenses	4,441,000	4,804,000	4,424,000
Total expenses	6,709,000	7,957,000	7,423,000

Income before income tax benefit and equity in undistributed net income of subsidiary	25,879,000	14,289,000	26,409,000

Federal income tax benefit	(1,173,000)	(1,718,000)	(1,610,000)

Equity in undistributed net income of subsidiary	17,086,000	33,449,000	14,005,000

Net income	$44,138,000	$49,456,000	$42,024,000

Comprehensive income	$45,929,000	$61,390,000	$38,646,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 23 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)

CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2020	2019	2018
Cash flows from operating activities
Net income	$44,138,000	$49,456,000	$42,024,000
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiary	(17,086,000)	(33,449,000)	(14,005,000)
Stock-based compensation expense	2,325,000	2,931,000	2,410,000
Stock grants to directors for retainer fees	394,000	375,000	441,000
Change in other assets	(227,000)	2,387,000	1,384,000
Change in other liabilities	812,000	(1,924,000)	(187,000)
Net cash from operating activities	30,356,000	19,776,000	32,067,000

Cash flows from investing activities
Net capital investment into subsidiaries	0	0	0
Net cash for investing activities	0	0	0

Cash flows from financing activities
Stock option exercises, net of cashless exercises	3,000	128,000	108,000
Employee stock purchase plan	49,000	50,000	52,000
Dividend reinvestment plan	814,000	729,000	1,165,000
Repurchase of common shares	(6,591,000)	(7,183,000)	(5,943,000)
Cash dividends on common stock	(17,930,000)	(17,108,000)	(27,500,000)
Net cash for financing activities	(23,655,000)	(23,384,000)	(32,118,000)

Net change in cash and cash equivalents	6,701,000	(3,608,000)	(51,000)

Cash and cash equivalents at beginning of period	6,045,000	9,653,000	9,704,000

Cash and cash equivalents at end of period	$12,746,000	$6,045,000	$9,653,000

EXHIBIT INDEX

Exhibit No.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2009

3.2	Our Amended and Restated By-laws dated as of February 26, 2015 are incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K filed February 26, 2015

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

10.3	Mercantile Bank Corporation Employee Stock Purchase Plan of 2014 is incorporated by reference to exhibit 4(b) of our Registration Statement on Form S-8 that became effective on June 27, 2014

10.4	Form of Restricted Stock Award Agreement, incorporated by reference to exhibit 10.1 of our Form 8-K filed November 18, 2016*

10.5	Form of Stock Option Agreement, incorporated by reference to exhibit 10.2 of our Form 8-K filed November 18, 2016*

10.6	2018 Mercantile Executive Officer Bonus Plan, incorporated by reference to exhibit 10.1 of our Form 8-K filed May 25, 2018*

10.7

Amended and Restated Employment Agreement of Robert B. Kaminski, Jr. dated November 29, 2018, effective December 31, 2018, incorporated by reference to exhibit 10.1 of our Form 8-K filed December 3, 2018*

10.8

Amended and Restated Employment Agreement of Charles E. Christmas dated November 29, 2018, effective December 31, 2018, incorporated by reference to exhibit 10.2 of our Form 8-K filed December 3, 2018*

10.9	Amended and Restated Employment Agreement of Raymond E. Reitsma dated November 29, 2018, effective December 31, 2018, incorporated by reference to exhibit 10.3 of our Form 8-K filed December 3, 2018*

Exhibit No.	EXHIBIT DESCRIPTION

10.10

Amended and Restated Employment Agreement of Robert T. Worthington dated November 29, 2018, effective December 31, 2018, incorporated by reference to exhibit 10.4 of our Form 8-K filed December 3, 2018*

10.11	Amended and Restated Employment Agreement of Lonna L. Wiersma dated November 29, 2018, effective December 31, 2018, incorporated by reference to exhibit 10.5 of our Form 8-K filed December 3, 2018*

10.12

Amended and Restated Change in Control Agreement of Robert B. Kaminski, Jr. dated November 29, 2018, effective December 31, 2018, incorporated by reference to exhibit 10.6 of our Form 8-K filed December 3, 2018*

10.13

Amended and Restated Change in Control Agreement of Charles E. Christmas dated November 29, 2018, effective December 31, 2018, incorporated by reference to exhibit 10.7 of our Form 8-K filed December 3, 2018*

10.14	Form of Performance Based Restricted Stock Award Agreement, incorporated by reference to exhibit 10.8 of our Form 8-K filed December 3, 2018*

10.15	2019 Mercantile Executive Officer Bonus Plan, incorporated by reference to exhibit 10.1 of our Form 8-K filed May 24, 2019*

10.16	Mercantile Bank Corporation Stock Incentive Plan of 2020, incorporated by reference to Appendix A to Mercantile’s Definitive Proxy Statement on Schedule 14A filed April 9, 2020*

10.17	Form of Performance-Based Restricted Stock Award Agreement, in connection with the Mercantile Bank Corporation Stock Incentive Plan of 2020*

10.18	2020 Mercantile Executive Officer Bonus Plan, incorporated by reference to exhibit 10.1 of our Form 8-K filed November 19, 2020*

10.19	Director Fee Summary*

21	Subsidiaries of the company

23	Consent of BDO USA, LLP

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

101

The following information from Mercantile’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2021.

MERCANTILE BANK CORPORATION

/s/ Robert B. Kaminski, Jr.
Robert B. Kaminski, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2021.

/s/ David M. Cassard David M. Cassard, Director	/s/ Michael H. Price Michael H. Price, Chairman of the Board

/s/ Michael S. Davenport Michael S. Davenport, Director	/s/ David B. Ramaker David B. Ramaker, Director

/s/ Michelle L. Eldridge Michelle L. Eldridge, Director /s/ Jeff A. Gardner	/s/ Charles E. Christmas Charles E. Christmas, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)
Jeff A. Gardner, Director

/s/ Robert B. Kaminski, Jr. Robert B. Kaminski, Jr. Director, President and Chief Executive Officer (principal executive officer)