Form 10-Q
period 2021-03-31
MERCANTILE BANK CORP
filed 2021-05-07
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes   ☐              No ☒

At April 30, 2021, there were 16,158,431 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$55,489,000	$62,832,000
Interest-earning deposits	596,855,000	563,174,000
Total cash and cash equivalents	652,344,000	626,006,000

Securities available for sale	434,257,000	387,347,000
Federal Home Loan Bank stock	18,002,000	18,002,000

Loans	3,364,370,000	3,193,470,000
Allowance for loan losses	(38,695,000)	(37,967,000)
Loans, net	3,325,675,000	3,155,503,000

Premises and equipment, net	55,388,000	58,959,000
Bank owned life insurance	72,395,000	72,131,000
Goodwill	49,473,000	49,473,000
Core deposit intangible, net	2,118,000	2,436,000
Mortgage loans held for sale	40,297,000	22,888,000
Assets held for sale	13,159,000	0
Other assets	47,246,000	44,599,000
Total assets	$4,710,354,000	$4,437,344,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$1,605,471,000	$1,433,403,000
Interest-bearing	2,039,491,000	1,978,150,000
Total deposits	3,644,962,000	3,411,553,000

Securities sold under agreements to repurchase	141,310,000	118,365,000
Federal Home Loan Bank advances	394,000,000	394,000,000
Subordinated debentures	47,733,000	47,563,000
Liabilities held for sale	17,280,000	0
Accrued interest and other liabilities	23,826,000	24,309,000
Total liabilities	4,269,111,000	3,995,790,000

Commitments and contingent liabilities (Note 8)

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,219,138 shares outstanding at March 31, 2021 and 16,330,476 shares outstanding at December 31, 2020	299,358,000	302,029,000
Retained earnings	143,642,000	134,039,000
Accumulated other comprehensive income (loss)	(1,757,000)	5,486,000
Total shareholders’ equity	441,243,000	441,554,000
Total liabilities and shareholders’ equity	$4,710,354,000	$4,437,344,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2021	2020
Interest income
Loans, including fees	$32,985,000	$33,442,000
Securities, taxable	1,035,000	3,441,000
Securities, tax-exempt	597,000	576,000
Other interest-earning assets	168,000	475,000
Total interest income	34,785,000	37,934,000

Interest expense
Deposits	2,717,000	4,641,000
Short-term borrowings	36,000	40,000
Federal Home Loan Bank advances	2,027,000	2,212,000
Subordinated debentures and other borrowings	472,000	724,000
Total interest expense	5,252,000	7,617,000

Net interest income	29,533,000	30,317,000

Provision for loan losses	300,000	750,000

Net interest income after provision for loan losses	29,233,000	29,567,000

Noninterest income
Service charges on deposit and sweep accounts	1,155,000	1,222,000
Mortgage banking income	8,800,000	2,627,000
Credit and debit card income	1,678,000	1,361,000
Interest rate swap fees	653,000	0
Payroll processing	557,000	577,000
Earnings on bank owned life insurance	277,000	336,000
Other income	343,000	427,000
Total noninterest income	13,463,000	6,550,000

Noninterest expense
Salaries and benefits	15,086,000	13,528,000
Occupancy	2,014,000	2,059,000
Furniture and equipment depreciation, rent and maintenance	889,000	778,000
Data processing costs	2,617,000	2,483,000
Other expense	4,511,000	4,092,000
Total noninterest expenses	25,117,000	22,940,000

Income before federal income tax expense	17,579,000	13,177,000

Federal income tax expense	3,340,000	2,504,000

Net income	$14,239,000	$10,673,000

Basic earnings per share	$0.87	$0.65
Diluted earnings per share	$0.87	$0.65
Cash dividends per share	$0.29	$0.28
Average basic shares outstanding	16,283,044	16,350,281
Average diluted shares outstanding	16,283,490	16,351,559

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Net income	$14,239,000	$10,673,000

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(9,168,000)	1,391,000
Tax effect of unrealized holding gains (losses) on securities available for sale	1,925,000	(293,000)
Other comprehensive income (loss), net of tax effect	(7,243,000)	1,098,000

Comprehensive income	$6,996,000	$11,771,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

(Unaudited)

($ in thousands except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances, January 1, 2021	$0	$302,029	$134,039	$5,486	$441,554

Employee stock purchase plan (331 shares)		11			11

Dividend reinvestment plan (6,647 shares)		213			213

Stock-based compensation expense		643			643

Share repurchase program (118,261 shares)		(3,538)			(3,538)

Cash dividends ($0.29 per common share)			(4,636)		(4,636)

Net income for the three months ended March 31, 2021			14,239		14,239

Change in net unrealized holding gain/(loss) on securities available for sale, net of tax effect				(7,243)	(7,243)

Balances, March 31, 2021	$0	$299,358	$143,642	$(1,757)	$441,243

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

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities
Net income	$14,239,000	$10,673,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	3,457,000	982,000
Accretion of acquired loans	(34,000)	(113,000)
Provision for loan losses	300,000	750,000
Stock-based compensation expense	643,000	625,000
Proceeds from sales of mortgage loans held for sale	189,018,000	68,627,000
Origination of mortgage loans held for sale	(197,245,000)	(86,206,000)
Net gain from sales of mortgage loans held for sale	(9,182,000)	(2,096,000)
Net gain from sales and valuation write-downs of foreclosed assets	(81,000)	(49,000)
Net (gain) loss from sales and valuation write-downs of former bank premises	250,000	(27,000)
Net loss from sales and write-downs of fixed assets	312,000	54,000
Earnings on bank owned life insurance	(277,000)	(336,000)
Net change in:
Accrued interest receivable	(971,000)	220,000
Other assets	(1,367,000)	271,000
Accrued interest and other liabilities	(483,000)	(3,153,000)
Net cash for operating activities	(1,421,000)	(9,778,000)

Cash flows from investing activities
Loan originations and payments, net	(180,147,000)	(24,910,000)
Purchases of securities available for sale	(87,307,000)	(99,002,000)
Proceeds from maturities, calls and repayments of securities available for sale	30,974,000	124,510,000
Proceeds from sales of foreclosed assets	158,000	106,000
Proceeds from sales of former bank premises	0	162,000
Net purchases of premises and equipment	(1,603,000)	(3,159,000)
Net cash for investing activities	(237,925,000)	(2,293,000)

Cash flows from financing activities
Net decrease in time deposits	(51,961,000)	(61,810,000)
Net increase in all other deposits	302,650,000	16,842,000
Net increase in securities sold under agreements to repurchase	22,945,000	30,595,000
Proceeds from Federal Home Loan Bank advances	0	40,000,000
Employee stock purchase plan	11,000	14,000
Dividend reinvestment plan	213,000	192,000
Repurchases of common stock	(3,538,000)	(6,282,000)
Payment of cash dividends to common shareholders	(4,636,000)	(4,492,000)
Net cash from financing activities	265,684,000	15,059,000

Net change in cash and cash equivalents	26,338,000	2,988,000
Cash and cash equivalents at beginning of period	626,006,000	233,731,000
Cash and cash equivalents at end of period	$652,344,000	$236,719,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2021	March 31, 2020
Supplemental disclosures of cash flows information
Cash paid during the period for:
Interest	$5,509,000	$8,290,000
Federal income tax	0	0
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	0	11,000
Transfers from loans to assets held for sale	9,709,000	0
Transfers from bank premises to assets held for sale	3,450,000	0
Transfers from deposits to liabilities held for sale	17,280,000	0

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the three months ended March 31, 2021 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”) and our bank’s subsidiary Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2021 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2020.

We have five separate business trusts that were formed to issue trust preferred securities. Subordinated debentures were issued to the trusts in return for the proceeds raised from the issuance of the trust preferred securities. The trusts are not consolidated, but instead we report the subordinated debentures issued to the trusts as a liability.

Coronavirus Pandemic: The U.S. economy deteriorated rapidly during the latter part of the first quarter and into the second quarter of 2020 due to the ongoing pandemic of coronavirus disease 2019 (“Covid-19”) caused by severe acute respiratory syndrome coronavirus 2 (the “Coronavirus Pandemic”). While the economic fallout has stabilized somewhat and the adult population in the United States is in the process of being vaccinated, there remains a significant amount of stress and uncertainty across national and global economies. This uncertainty is heightened as certain geographic areas continue to experience surges in Covid-19 cases and governments at all levels continue to react to changes in circumstances.

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

The Paycheck Protection Program (“PPP”) reflects a substantial expansion of the Small Business Administration’s 100% guaranteed 7(a) loan program. The CARES Act authorized up to $350 billion in loans to businesses with fewer than 500 employees, including non-profit organizations, tribal business concerns, self-employed and individual contractors. The PPP provides 100% guaranteed loans to cover specific operating costs. PPP loans are eligible to be forgiven based upon certain criteria. In general, the amount of the loan that is forgivable is the sum of the payroll costs, interest payments on mortgages, rent and utilities incurred or paid by the business during a prescribed period beginning on the loan origination date. Any remaining balance after forgiveness is maintained at the 100% guarantee for the duration of the loan. The interest rate on the loan is fixed at 1.00%, with the financial institution receiving a loan origination fee paid by the Small Business Administration. The loan origination fees, net of the direct origination costs, are accreted into interest income on loans using the level yield methodology. The program ended on August 8, 2020. We originated approximately 2,200 loans aggregating $553 million. As of March 31, 2021, we recorded forgiveness transactions on approximately 1,600 loans aggregating $302 million. Net loan origination fees of $2.4 million were recorded during the first quarter of 2021.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Consolidated Appropriations Act, 2021 authorized an additional $284 billion in second draw PPP loans (“round 2 PPP loans”). The program is scheduled to end on May 31, 2021. Through March 31, 2021, we originated approximately 1,100 loans aggregating $203 million. Net loan origination fees of $0.4 million were recorded during the first quarter of 2021.

A PPP loan is assigned a risk weight of 0% under the risk-based capital rules of the federal banking agencies.

●	Individual Economic Impact Payments

The Internal Revenue Service has made three rounds of Individual Economic Impact Payments via direct deposit or mailed checks. In general, and subject to adjusted gross income limitations, qualifying individuals have received payments of $1,200 in April 2020, $600 in January 2021 and $1,400 in March 2021.

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

At the peak of activity in mid-2020, nearly 750 borrowers with loan balances aggregating $719 million were participating in the commercial loan deferment program. As of March 31, 2021, only two borrowers with loan balances aggregating $1.8 million remained in the commercial loan deferment program. For retail borrowers, we offered 90-day (three payments) principal and interest payment deferments, with deferred amounts added to the end of the loan. As of June 30, 2020, we had processed 260 principal and interest payment deferments with loan balances totaling $23.8 million. These payment deferral transactions largely applied to the borrowers’ April, May and June of 2020 loan payments. As of March 31, 2021, only ten borrowers with loan balances aggregating $0.8 million remained in the retail loan payment deferment program.

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

Approximately 262,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three months ended March 31, 2021. In addition, stock options for approximately 3,000 shares of common stock were included in determining diluted earnings per share for the three months ended March 31, 2021. Stock options for approximately 7,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three months ended March 31, 2021.

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. As of March 31, 2021 and December 31, 2020, we determined that the fair value of our mortgage loans held for sale totaled $41.3 million and $24.0 million, respectively.

Mortgage loans held for sale are generally sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold, which is reduced by the cost allocated to the servicing right. We generally lock in the sale price to the purchaser of the mortgage loan at the same time we make an interest rate commitment to the borrower. These mortgage banking activities are not designated as hedges and are carried at fair value. The net gain or loss on mortgage banking derivatives, which is generally nominal in dollar amount, is included in the gain on sale of loans and recorded as part of mortgage banking income. Mortgage loans serviced for others totaled approximately $1.11 billion and $1.04 billion as of March 31, 2021 and December 31, 2020, respectively.

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

Hastings Branch Sale: As previously disclosed in a Current Report on Form 8-K filed on October 26, 2020, we entered into a Purchase and Assumption Agreement (“Agreement”) on October 21, 2020 regarding the sale of our Hastings, Michigan branch office to Lake Trust Credit Union (“Lake Trust”). All regulatory approvals have been received, and the sale is expected to close on May 14, 2021. Under the terms of the Agreement, as amended on April 20, 2021, Lake Trust will: 1) purchase all loans at book balance; 2) purchase the branch facility at a price of $1.5 million; and 3) assume all deposit accounts at a premium price of 5.0% of the book balance. The loan and branch facility balances ($9.7 million and $1.2 million, respectively) are included in the Assets Held For Sale account, while the deposit balances ($17.3 million) are included in the Liabilities Held For Sale account on the Consolidated Balance Sheet as of March 31, 2021. On the consummation date, we expect to record a $0.9 million deposit premium and a $0.3 million gain on the sale of the branch facility

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.    SECURITIES

The amortized cost and estimated fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021
U.S. Government agency debt obligations	$274,038,000	$362,000	$(7,572,000)	$266,828,000
Mortgage-backed securities	35,211,000	925,000	(328,000)	35,808,000
Municipal general obligation bonds	111,294,000	4,517,000	(274,000)	115,537,000
Municipal revenue bonds	15,438,000	303,000	(157,000)	15,584,000
Other investments	500,000	0	0	500,000

	$436,481,000	$6,107,000	$(8,331,000)	$434,257,000

December 31, 2020
U.S. Government agency debt obligations	$242,522,000	$516,000	$(897,000)	$242,141,000
Mortgage-backed securities	23,869,000	1,021,000	0	24,890,000
Municipal general obligation bonds	101,991,000	5,833,000	0	107,824,000
Municipal revenue bonds	11,521,000	473,000	(2,000)	11,992,000
Other investments	500,000	0	0	500,000

	$380,403,000	$7,843,000	$(899,000)	$387,347,000

Securities with unrealized losses at March 31, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2021
U.S. Government agency debt obligations	$234,832,000	$7,572,000	$0	$0	$234,832,000	$7,572,000
Mortgage-backed securities	7,264,000	328,000	0	0	7,264,000	328,000
Municipal general obligation bonds	13,961,000	274,000	0	0	13,961,000	274,000
Municipal revenue bonds	6,796,000	157,000	0	0	6,796,000	157,000

	$262,853,000	$8,331,000	$0	$0	$262,853,000	$8,331,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.    SECURITIES (Continued)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2020
U.S. Government agency debt obligations	$118,650,000	$897,000	$0	$0	$118,650,000	$897,000
Mortgage-backed securities	0	0	0	0	0	0
Municipal general obligation bonds	0	0	0	0	0	0
Municipal revenue bonds	423,000	2,000	0	0	423,000	2,000

	$119,073,000	$899,000	$0	$0	$119,073,000	$899,000

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

At March 31, 2021, 185 debt securities with estimated fair values totaling $263 million have unrealized losses aggregating $8.3 million. At December 31, 2020, 64 debt securities with estimated fair values totaling $119 million had unrealized losses aggregating $0.9 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that the unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary.

The amortized cost and fair value of debt securities at March 31, 2021, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.    SECURITIES (Continued)

	Weighted
	Average	Amortized	Fair
	Yield (%)	Cost	Value

Due in 2021	2.53	$5,414,000	$5,425,000
Due in 2022 through 2026	1.16	142,876,000	143,569,000
Due in 2027 through 2031	1.63	197,842,000	195,378,000
Due in 2032 and beyond	2.02	54,638,000	53,577,000
Mortgage-backed securities	1.83	35,211,000	35,808,000
Other investments	3.75	500,000	500,000

Total available for sale securities	1.55	$436,481,000	$434,257,000

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $123 million and $109 million at March 31, 2021 and December 31, 2020, respectively, with estimated market values of $128 million and $116 million, respectively. Securities issued by all other states and their political subdivisions had a combined amortized cost of $3.5 million and $4.1 million at March 31, 2021 and December 31, 2020, respectively, with estimated market values of $3.6 million and $4.2 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $141 million and $118 million at March 31, 2021 and December 31, 2020, respectively. Investments in Federal Home Loan Bank stock are restricted and may only be resold or redeemed by the issuer.

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

Our total loans at March 31, 2021 were $3.36 billion compared to $3.19 billion at December 31, 2020, an increase of $171 million, or 5.4%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at March 31, 2021 and December 31, 2020, and the percentage change in loans from the end of 2020 to the end of the first quarter of 2021, are as follows:

					Percent
	March 31, 2021		December 31, 2020		Increase
	Balance	%	Balance	%	(Decrease)

Commercial:
Commercial and industrial (1)	$1,284,507,000	38.2%	$1,145,423,000	35.9%	12.1%
Vacant land, land development, and residential construction	58,738,000	1.7	55,055,000	1.7	6.7
Real estate – owner occupied	544,342,000	16.2	529,953,000	16.6	2.7
Real estate – non-owner occupied	932,334,000	27.7	917,436,000	28.7	0.6
Real estate – multi-family and residential rental	147,294,000	4.4	146,095,000	4.6	0.8
Total commercial	2,967,215,000	88.2	2,793,962,000	87.5	6.2

Retail:
Home equity and other	59,311,000	1.8	61,620,000	1.9	(3.7)
1-4 family mortgages	337,844,000	10.0	337,888,000	10.6	(0.1)
Total retail	397,155,000	11.8	399,508,000	12.5	(0.6)

Total loans	$3,364,370,000	100.0%	$3,193,470,000	100.0%	5.4%

(1)	Includes $455 million and $365 million in loans originated under the Paycheck Protection Program for March 31, 2021 and December 31, 2020, respectively.

Nonperforming loans as of March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
	2021	2020

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	2,793,000	3,384,000

Total nonperforming loans	$2,793,000	$3,384,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The recorded principal balance of nonperforming loans was as follows:

	March 31,	December 31,
	2021	2020
Commercial:
Commercial and industrial	$169,000	$172,000
Vacant land, land development, and residential construction	0	0
Real estate – owner occupied	283,000	619,000
Real estate – non-owner occupied	0	22,000
Real estate – multi-family and residential rental	0	0
Total commercial	452,000	813,000

Retail:
Home equity and other	175,000	242,000
1-4 family mortgages	2,166,000	2,329,000
Total retail	2,341,000	2,571,000

Total nonperforming loans	$2,793,000	$3,384,000

An age analysis of past due loans is as follows as of March 31, 2021:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing

Commercial:
Commercial and industrial	$593,000	$0	$169,000	$762,000	$1,283,745,000	$1,284,507,000	$0
Vacant land, land development, and residential construction	0	0	0	0	58,738,000	58,738,000	0
Real estate – owner occupied	0	137,000	283,000	420,000	543,922,000	544,342,000	0
Real estate – non-owner occupied	0	0	0	0	932,334,000	932,334,000	0
Real estate – multi-family and residential rental	0	0	0	0	147,294,000	147,294,000	0
Total commercial	593,000	137,000	452,000	1,182,000	2,966,033,000	2,967,215,000	0

Retail:
Home equity and other	112,000	0	45,000	157,000	59,154,000	59,311,000	0
1-4 family mortgages	565,000	1,000	213,000	779,000	337,065,000	337,844,000	0
Total retail	677,000	1,000	258,000	936,000	396,219,000	397,155,000	0

Total past due loans	$1,270,000	$138,000	$710,000	$2,118,000	$3,362,252,000	$3,364,370,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2020:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing

Commercial:
Commercial and industrial	$261,000	$172,000	$0	$433,000	$1,144,990,000	$1,145,423,000	$0
Vacant land, land development, and residential construction	0	0	0	0	55,055,000	55,055,000	0
Real estate – owner occupied	0	197,000	421,000	618,000	529,335,000	529,953,000	0
Real estate – non-owner occupied	0	0	23,000	23,000	917,413,000	917,436,000	0
Real estate – multi-family and residential rental	0	0	0	0	146,095,000	146,095,000	0
Total commercial	261,000	369,000	444,000	1,074,000	2,792,888,000	2,793,962,000	0

Retail:
Home equity and other	112,000	65,000	54,000	231,000	61,389,000	61,620,000	0
1-4 family mortgages	1,147,000	247,000	342,000	1,736,000	336,152,000	337,888,000	0
Total retail	1,259,000	312,000	396,000	1,967,000	397,541,000	399,508,000	0

Total past due loans	$1,520,000	$681,000	$840,000	$3,041,000	$3,190,429,000	$3,193,470,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans as of March 31, 2021, and average impaired loans for the three months ended March 31, 2021, were as follows:

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$3,587,000	$3,584,000		$4,913,000
Vacant land, land development and residential construction	0	0		0
Real estate – owner occupied	13,588,000	13,554,000		14,074,000
Real estate – non-owner occupied	312,000	312,000		326,000
Real estate – multi-family and residential rental	0	0		0
Total commercial	17,487,000	17,450,000		19,313,000

Retail:
Home equity and other	1,019,000	940,000		963,000
1-4 family mortgages	4,390,000	2,525,000		2,550,000
Total retail	5,409,000	3,465,000		3,513,000

Total with no related allowance recorded	$22,896,000	$20,915,000		$22,826,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$348,000	$348,000	$62,000	$345,000
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	530,000	530,000	47,000	632,000
Real estate – non-owner occupied	158,000	158,000	7,000	160,000
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	1,036,000	1,036,000	116,000	1,137,000

Retail:
Home equity and other	270,000	252,000	230,000	267,000
1-4 family mortgages	633,000	634,000	141,000	665,000
Total retail	903,000	886,000	371,000	932,000

Total with an allowance recorded	$1,939,000	$1,922,000	$487,000	$2,069,000

Total impaired loans:
Commercial	$18,523,000	$18,486,000	$116,000	$20,450,000
Retail	6,312,000	4,351,000	371,000	4,445,000
Total impaired loans	$24,835,000	$22,837,000	$487,000	$24,895,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans as of December 31, 2020, and average impaired loans for the three months ended March 31, 2020, were as follows:

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$6,242,000	$6,242,000		$9,148,000
Vacant land, land development and residential construction	0	0		142,000
Real estate – owner occupied	14,782,000	14,593,000		2,762,000
Real estate – non-owner occupied	341,000	341,000		89,000
Real estate – multi-family and residential rental	0	0		7,000
Total commercial	21,365,000	21,176,000		12,148,000

Retail:
Home equity and other	1,072,000	987,000		1,241,000
1-4 family mortgages	4,455,000	2,575,000		2,325,000
Total retail	5,527,000	3,562,000		3,566,000

Total with no related allowance recorded	$26,892,000	$24,738,000		$15,714,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.   LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$343,000	$343,000	$53,000	$1,315,000
Vacant land, land development and residential construction	0	0	0	192,000
Real estate – owner occupied	763,000	734,000	77,000	640,000
Real estate – non-owner occupied	162,000	162,000	8,000	0
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	1,268,000	1,239,000	138,000	2,147,000

Retail:
Home equity and other	300,000	283,000	241,000	440,000
1-4 family mortgages	698,000	698,000	172,000	485,000
Total retail	998,000	981,000	413,000	925,000

Total with an allowance recorded	$2,266,000	$2,220,000	$551,000	$3,072,000

Total impaired loans:
Commercial	$22,633,000	$22,415,000	$138,000	$14,295,000
Retail	6,525,000	4,543,000	413,000	4,491,000
Total impaired loans	$29,158,000	$26,958,000	$551,000	$18,786,000

Impaired loans for which no allocation of the allowance for loan losses has been made generally reflect situations whereby the loans have been charged-down to estimated fair value. Interest income recognized on accruing troubled debt restructurings totaled $0.4 million and $0.3 million during the first quarter of 2021 and 2020, respectively. No interest income was recognized on nonaccrual loans during either the first quarter of 2021 or 2020. Lost interest income on nonaccrual loans totaled less than $0.1 million during the first quarter of 2021 and 2020.

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

Credit quality indicators were as follows as of March 31, 2021:

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4 (1)	$944,884,000	$22,757,000	$310,071,000	$401,697,000	$91,487,000
Grades 5 – 7	331,588,000	35,872,000	206,249,000	530,325,000	55,540,000
Grades 8 – 9	8,035,000	109,000	28,022,000	312,000	267,000
Total commercial	$1,284,507,000	$58,738,000	$544,342,000	$932,334,000	$147,294,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Performing	59,136,000	335,678,000
Nonperforming	175,000	2,166,000
Total retail	$59,311,000	$337,844,000

(1)	Included in Commercial and Industrial Loans Grades 1 – 4 are $455 million of loans originated under the Paycheck Protection Program.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Credit quality indicators were as follows as of December 31, 2020:

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4 (1)	$828,706,000	$22,547,000	$315,134,000	$396,700,000	$91,711,000
Grades 5 – 7	306,614,000	32,398,000	185,541,000	520,395,000	54,111,000
Grades 8 – 9	10,103,000	110,000	29,278,000	341,000	273,000
Total commercial	$1,145,423,000	$55,055,000	$529,953,000	$917,436,000	$146,095,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Performing	61,378,000	335,559,000
Nonperforming	242,000	2,329,000
Total retail	$61,620,000	$337,888,000

(1)	Included in Commercial and Industrial Loans Grades 1 – 4 are $365 million of loans originated under the Paycheck Protection Program.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses and the recorded investments in loans as of and during the three months ended March 31, 2021 are as follows:

	Commercial	Retail
	Loans	Loans	Unallocated	Total

Allowance for loan losses:
Beginning balance	$33,779,000	$4,129,000	$59,000	$37,967,000
Provision for loan losses	583,000	(414,000)	131,000	300,000
Charge-offs	(15,000)	(37,000)	0	(52,000)
Recoveries	364,000	116,000	0	480,000
Ending balance	$34,711,000	$3,794,000	$190,000	$38,695,000

Ending balance: individually evaluated for impairment	$116,000	$371,000	$0	$487,000

Ending balance: collectively evaluated for impairment	$34,595,000	$3,423,000	$190,000	$38,208,000

Total loans: (*)
Ending balance	$2,512,644,000	$397,155,000		$2,909,799,000

Ending balance: individually evaluated for impairment	$18,486,000	$4,351,000		$22,837,000

Ending balance: collectively evaluated for impairment	$2,494,158,000	$392,804,000		$2,886,962,000

(*) Excludes $455 million in loans originated under the Paycheck Protection Program.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses for loans during the three months ended March 31, 2020 and the recorded investments in loans as of December 31, 2020 are as follows:

	Commercial	Retail
	Loans	Loans	Unallocated	Total

Allowance for loan losses:
Beginning balance	$21,070,000	$2,749,000	$70,000	$23,889,000
Provision for loan losses	573,000	247,000	(70,000)	750,000
Charge-offs	(13,000)	(27,000)	0	(40,000)
Recoveries	120,000	109,000	0	229,000
Ending balance	$21,750,000	$3,078,000	$0	$24,828,000

Ending balance: individually evaluated for impairment	$1,169,000	$443,000	$0	$1,612,000

Ending balance: collectively evaluated for impairment	$20,581,000	$2,635,000	$0	$23,216,000

Total loans (*):
Ending balance	$2,428,703,000	$399,508,000		$2,828,211,000

Ending balance: individually evaluated for impairment	$22,415,000	$4,543,000		$26,958,000

Ending balance: collectively evaluated for impairment	$2,406,288,000	$394,965,000		$2,801,253,000

(*) Excludes $365 million in loans originated under the Paycheck Protection Program.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the three months ended March 31, 2021 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance

Commercial:
Commercial and industrial	1	$23,000	$22,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	1	23,000	22,000

Retail:
Home equity and other	1	71,000	71,000
1-4 family mortgages	1	36,000	36,000
Total retail	2	107,000	107,000

Total loans	3	$130,000	$129,000

Loans modified as troubled debt restructurings during the three months ended March 31, 2020 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance

Commercial:
Commercial and industrial	6	$6,539,000	$6,536,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	8	3,661,000	4,259,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	14	10,200,000	10,795,000

Retail:
Home equity and other	3	65,000	52,000
1-4 family mortgages	0	0	0
Total retail	3	65,000	52,000

Total loans	17	$10,265,000	$10,847,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended March 31, 2021 (amounts as of period end):

		Recorded
	Number of	Principal
	Contracts	Balance
Commercial:
Commercial and industrial	2	$593,000
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	2	593,000

Retail:
Home equity and other	0	0
1-4 family mortgages	1	6,000
Total retail	1	6,000

Total	3	$599,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during the three months ended March 31, 2021 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$6,414,000	$0	$14,797,000	$480,000	$0
Charge-Offs	0	0	0	0	0
Payments	(2,676,000)	0	(910,000)	(9,000)	0
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	22,000	0	0	0	0
Ending Balance	$3,760,000	$0	$13,887,000	$471,000	$0

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$1,146,000	$806,000
Charge-Offs	0	0
Payments	(118,000)	(22,000)
Transfers to ORE	0	0
Net Additions/Deletions	71,000	36,000
Ending Balance	$1,099,000	$820,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance related to loans categorized as troubled debt restructurings was as follows:

	March 31,	December 31,
	2021	2020

Commercial:
Commercial and industrial	$382,000	$53,000
Vacant land, land development, and residential construction	0	0
Real estate – owner occupied	308,000	59,000
Real estate – non-owner occupied	0	8,000
Real estate – multi-family and residential rental	0	0
Total commercial	690,000	120,000

Retail:
Home equity and other	258,000	202,000
1-4 family mortgages	86,000	145,000
Total retail	344,000	347,000

Total related allowance	$1,034,000	$467,000

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

4.    PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	March 31,	December 31,
	2021	2020

Land and improvements	$14,258,000	$16,533,000
Buildings	52,717,000	56,114,000
Furniture and equipment	21,481,000	21,522,000
	88,456,000	94,169,000
Less: accumulated depreciation	33,068,000	35,210,000

Premises and equipment, net	$55,388,000	$58,959,000

Depreciation expense totaled $1.4 million and $1.3 million during the first quarters of 2021 and 2020, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    DEPOSITS

Our total deposits at March 31, 2021 totaled $3.64 billion, an increase of $233 million, or 6.8%, from December 31, 2020. The components of our outstanding balances at March 31, 2021 and December 31, 2020, and percentage change in deposits from the end of 2020 to the end of the first quarter of 2021, are as follows:

					Percent
	March 31, 2021		December 31, 2020		Increase
	Balance	%	Balance	%	(Decrease)

Noninterest-bearing checking	$1,605,471,000	44.0%	$1,433,403,000	42.0%	12.0%
Interest-bearing checking	494,495,000	13.6	473,053,000	13.9	4.5
Money market	673,944,000	18.5	611,912,000	17.9	10.1
Savings	371,344,000	10.2	338,070,000	9.9	9.8
Time, under $100,000	151,572,000	4.2	165,548,000	4.9	(8.4)
Time, $100,000 and over	317,223,000	8.7	342,633,000	10.0	(7.4)
Total local deposits	3,614,049,000	99.2	3,364,619,000	98.6	7.4

Out-of-area time, $100,000 and over	30,913,000	0.8	46,934,000	1.4	(34.1)

Total deposits	$3,644,962,000	100.0%	$3,411,553,000	100.0%	6.8%

Time deposits of more than $250,000 totaled $241 million and $272 million at March 31, 2021 and December 31, 2020, respectively.

6.    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements follows:

	Three Months Ended	Twelve Months Ended
	March 31, 2021	December 31, 2020

Outstanding balance at end of period	$141,310,000	$118,365,000
Average interest rate at end of period	0.11%	0.12%

Average daily balance during the period	$132,845,000	$132,880,000
Average interest rate during the period	0.11%	0.12%

Maximum daily balance during the period	$169,102,000	$173,186,000

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

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.    FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES

Federal Home Loan Bank of Indianapolis (“FHLBI”) advances totaled $394 million at March 31, 2021 and December 31, 2020, and were expected to mature at varying dates from November 2021 through June 2027, with fixed rates of interest from 0.55% to 3.18% and averaging 2.06% as of both dates.

Each advance is payable at its maturity date and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2021 totaled $737 million, with remaining availability based on collateral equaling $373 million.

Maturities of currently outstanding FHLBI advances are as follows:

2021	$20,000,000
2022	94,000,000
2023	80,000,000
2024	80,000,000
2025	50,000,000
Thereafter	70,000,000

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on our credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and is generally recorded as a liability. There was no reserve or liability balance for these instruments as of March 31, 2021 and December 31, 2020.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.    COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at March 31, 2021 and December 31, 2020 is as follows:

	March 31,	December 31,
	2021	2020

Commercial unused lines of credit	$1,052,778,000	$1,019,496,000
Unused lines of credit secured by 1 – 4 family residential properties	59,986,000	59,396,000
Credit card unused lines of credit	76,556,000	72,495,000
Other consumer unused lines of credit	35,207,000	30,707,000
Commitments to make loans	176,548,000	227,558,000
Standby letters of credit	25,933,000	20,543,000
	$1,427,008,000	$1,430,195,000

9.    DERIVATIVES AND HEDGING ACTIVITIES

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.    DERIVATIVES AND HEDGING ACTIVITIES (Continued)

The estimated fair values of derivative instruments as of March 31, 2021 are reflected in the following table.

	Notional Amount	Balance Sheet Location	Fair Value

Derivative Assets
Interest rate swaps	$65,855,000	Other Assets	$787,000

Derivative Liabilities
Interest rate swaps	65,855,000	Other Liabilities	810,000

The effect of interest rate swaps that are not designated as hedging instruments resulted in a nominal level noninterest income during the first quarter of 2021.

The estimated fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $0.8 million as of March 31, 2021. Cash collateral totaling $0.7 million was provided to the counterparty correspondent bank as of March 31, 2021.

Interest rate swaps entered into with commercial loan customers had notional amounts aggregating $65.9 million as of March 31, 2021. Associated credit exposure is generally mitigated by securing the interest rates swaps with the underlying collateral of the loan instrument that has been hedged.

The estimated fair values of derivative instruments as of December 31, 2020 are reflected in the following table.

	Notional Amount	Balance Sheet Location	Fair Value

Derivative Assets
Interest rate swaps	$33,731,000	Other Assets	$1,003,000

Derivative Liabilities
Interest rate swaps	33,731,000	Other Liabilities	1,027,000

The effect of interest rate swaps that are not designated as hedging instruments resulted in noninterest expense of less than $0.1 million during the year-ended December 31, 2020.

The estimated fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $1.0 million as of December 31, 2020. Cash collateral totaling $1.1 million was provided to the counterparty correspondent bank as of December 31, 2020.

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

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.   FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	Level in	March 31, 2021		December 31, 2020
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Values	Values	Values	Values

Financial assets:
Cash	Level 1	$16,853	$16,853	$16,953	$16,953
Cash equivalents	Level 2	635,491	635,491	609,053	609,053
Securities available for sale	(1)	434,257	434,257	387,347	387,347
FHLBI stock	(2)	18,002	18,002	18,002	18,002
Loans, net	Level 3	3,325,675	3,463,032	3,155,503	3,294,522
Mortgage loans held for sale	Level 2	40,297	41,318	22,888	24,029
Mortgage servicing rights	Level 2	9,029	11,036	8,189	10,006
Accrued interest receivable	Level 2	11,832	11,832	10,861	10,861

Financial liabilities:
Deposits	Level 2	3,644,962	3,648,390	3,411,553	3,397,768
Repurchase agreements	Level 2	141,310	141,310	118,365	118,365
FHLBI advances	Level 2	394,000	409,589	394,000	410,881
Subordinated debentures	Level 2	47,733	47,733	47,563	47,574
Liabilities held for sale	Level 2	17,280	18,144	0	0
Accrued interest payable	Level 2	2,056	2,056	2,313	2,313

(1)	See Note 11 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.

(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions; therefore, fair value is estimated at carrying amount.

Carrying amount is the estimated fair value for cash and cash equivalents, FHLBI stock, accrued interest receivable and payable, noninterest-bearing checking accounts and securities sold under agreements to repurchase. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. Fair value for loans is based on an exit price model as required by ASU 2016-01, taking into account inputs such as discounted cash flows, probability of default and loss given default assumptions. Fair value for deposit accounts other than noninterest-bearing checking accounts is based on discounted cash flows using current market rates applied to the estimated life. The fair value of mortgage servicing rights is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The fair values of subordinated debentures and FHLBI advances are based on current rates for similar financing. Liabilities held for sale reflects aggregate deposit balances that are included in the pending sale of our Hastings, Michigan branch; fair value reflects the 5.0% sales premium. The fair value of off-balance sheet items is estimated to be nominal.

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

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government agencies, and municipal general obligation and revenue bonds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information that becomes known to us necessitates an impairment. There was no such impairment as of March 31, 2021 or December 31, 2020. We have no Level 1 securities available for sale.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.   FAIR VALUES (Continued)

Derivatives. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves.

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of March 31, 2021 and December 31, 2020, we determined the fair value of our mortgage loans held for sale to be $41.3 million and $24.0 million, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$266,828,000	$0	$266,828,000	$0
Mortgage-backed securities	35,808,000	0	35,808,000	0
Municipal general obligation bonds	115,537,000	0	114,771,000	766,000
Municipal revenue bonds	15,584,000	0	15,584,000	0
Other investments	500,000	0	500,000	0
Total	$434,257,000	$0	$433,491,000	$766,000

There were no transfers in or out of Level 1, Level 2 or Level 3 available for sale securities during the first three months of 2021.

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

There were no transfers in or out of Level 1, Level 2 or Level 3 available for sale securities during 2020.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2021 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,425,000	$0	$0	$2,425,000
Foreclosed assets	374,000	0	0	374,000
Total	$2,799,000	$0	$0	$2,799,000

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At March 31, 2021 and December 31, 2020, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since March 31, 2021 that we believe have changed our bank’s categorization.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.   REGULATORY MATTERS (Continued)

Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Total capital (to risk weighted assets)
Consolidated	$476,462	13.5%	$282,093	8.0%	NA	NA
Bank	467,325	13.3	281,968	8.0	352,460	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	437,567	12.4	211,570	6.0	NA	NA
Bank	428,430	12.2	211,476	6.0	281,968	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	391,908	11.1	158,678	4.5	NA	NA
Bank	428,430	12.2	158,607	4.5	229,099	6.5
Tier 1 capital (to average assets)
Consolidated	437,567	9.7	180,944	4.0	NA	NA
Bank	428,430	9.5	180,882	4.0	226,102	5.0

December 31, 2020
Total capital (to risk weighted assets)
Consolidated	$468,113	13.8%	$271,325	8.0%	NA	NA
Bank	457,203	13.5	271,196	8.0	338,995	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	430,146	12.7	203,494	6.0	NA	NA
Bank	419,236	12.4	203,397	6.0	271,196	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	384,658	11.3	152,621	4.5	NA	NA
Bank	419,236	12.4	152,548	4.5	220,347	6.5
Tier 1 capital (to average assets)
Consolidated	430,146	9.8	176,053	4.0	NA	NA
Bank	419,236	9.5	175,999	4.0	219,999	5.0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.   REGULATORY MATTERS (Continued)

Our consolidated capital levels as of March 31, 2021 and December 31, 2020 include $45.7 million and $45.5 million, respectively, of trust preferred securities. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of March 31, 2021 and December 31, 2020, all $45.7 million and $45.5 million, respectively, of the trust preferred securities were included in our consolidated Tier 1 capital.

Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of March 31, 2021, our bank met all capital adequacy requirements under the BASEL III capital rules.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 14, 2021, our Board of Directors declared a cash dividend on our common stock in the amount of $0.29 per share that was paid on March 17, 2021 to shareholders of record as of March 5, 2021. On April 15, 2021, our Board of Directors declared a cash dividend on our common stock in the amount of $0.29 per share that will be paid on June 16, 2021 to shareholders of record as of June 4, 2021.

In May 2019, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. During the first quarter of 2021, we repurchased a total of about 118,000 shares at a total price of $3.5 million, at an average price per share of $29.91. Availability under the repurchase plan totaled $6.3 million as of March 31, 2021. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank.

MERCANTILE BANK CORPORATION

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and our company. Words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “is likely,” “plans,” “projects,” “indicates,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

Future Factors include, among others, adverse changes in interest rates and interest rate relationships; significant declines in the value of commercial real estate; market volatility; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation or actions by bank regulators; changes in the method of determining Libor, or the replacement of Libor with an alternative reference rate; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; risks associated with cyber-attacks on our computer systems; governmental and regulatory policy changes; our participation in the Paycheck Protection Program administered by the Small Business Administration; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; damage to our reputation resulting from adverse publicity, regulatory actions, litigation, operational failures, the failure to meet client expectations and other facts; changes in the national and local economies, including the significant disruption to financial market and other economic activity caused by the outbreak and continuance of Covid-19; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2020 or in this report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Bank of Michigan (“our bank”) and our bank’s subsidiary Mercantile Insurance Center, Inc. (“our insurance company”), at March 31, 2021 and December 31, 2020 and the results of operations for the three months ended March 31, 2021 and March 31, 2020. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

Critical Accounting Policies

GAAP is complex and requires us to apply significant judgment to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements included in this report. For a discussion of our significant accounting policies, see Note 1 of the Notes to our Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2020 (Commission file number 000-26719). Our critical accounting policies are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements, and actual results may differ from those estimates. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

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

MERCANTILE BANK CORPORATION

Coronavirus Pandemic

The U.S. economy deteriorated rapidly during the latter part of the first quarter and into the second quarter of 2020 due to the ongoing pandemic of coronavirus disease 2019 (“Covid-19”) caused by severe acute respiratory syndrome coronavirus 2 (the “Coronavirus Pandemic”). While the economic fallout has stabilized somewhat and the adult population in the United States is in the process of being vaccinated, there remains a significant amount of stress and uncertainty across national and global economies. This uncertainty is heightened as certain geographic areas continue to experience surges in Covid-19 cases and governments at all levels continue to react to changes in circumstances.

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

The Paycheck Protection Program (“PPP”) reflects a substantial expansion of the Small Business Administration’s 100% guaranteed 7(a) loan program. The CARES Act authorized up to $350 billion in loans to businesses with fewer than 500 employees, including non-profit organizations, tribal business concerns, self-employed and individual contractors. The PPP provides 100% guaranteed loans to cover specific operating costs. PPP loans are eligible to be forgiven based upon certain criteria. In general, the amount of the loan that is forgivable is the sum of the payroll costs, interest payments on mortgages, rent and utilities incurred or paid by the business during a prescribed period beginning on the loan origination date. Any remaining balance after forgiveness is maintained at the 100% guarantee for the duration of the loan. The interest rate on the loan is fixed at 1.00%, with the financial institution receiving a loan origination fee paid by the Small Business Administration. The loan origination fees, net of the direct origination costs, are accreted into interest income on loans using the level yield methodology. The program ended on August 8, 2020. We originated approximately 2,200 loans aggregating $553 million. As of March 31, 2021, we recorded forgiveness transactions on approximately 1,600 loans aggregating $302 million.

The Consolidated Appropriations Act, 2021 authorized an additional $284 billion in second draw PPP loans (“round 2 PPP loans”). The program is scheduled to end on May 31, 2021. Through March 31, 2021, we originated approximately 1,100 loans aggregating $203 million.

A PPP loan is assigned a risk weight of 0% under the risk-based capital rules of the federal banking agencies.

●	Individual Economic Impact Payments

The Internal Revenue Service has made three rounds of Individual Economic Impact Payments via direct deposit or mailed checks. In general, and subject to adjusted gross income limitations, qualifying individuals have received payments of $1,200 in April 2020, $600 in January 2021 and $1,400 in March 2021.

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

MERCANTILE BANK CORPORATION

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

At the peak of activity in mid-2020, nearly 750 borrowers with loan balances aggregating $719 million were participating in the commercial loan deferment program. As of March 31, 2021, only two borrowers with loan balances aggregating $1.8 million remained in the commercial loan deferment program. For retail borrowers, we offered 90-day (three payments) principal and interest payment deferments, with deferred amounts added to the end of the loan. As of June 30, 2020, we had processed 260 principal and interest payment deferments with loan balances totaling $23.8 million. These payment deferral transactions largely applied to the borrowers’ April, May and June of 2020 loan payments. As of March 31, 2021, only ten borrowers with loan balances aggregating $0.8 million remained in the retail loan payment deferment program.

First Quarter 2021 Financial Overview

We reported net income of $14.2 million, or $0.87 per diluted share, for the first quarter of 2021, compared with net income of $10.7 million, or $0.65 per diluted share, during the first quarter of 2020.

The overall quality of our loan portfolio remains strong, with nonperforming loans equaling only 0.08% of total loans as of March 31, 2021. Accruing loans past due 30 to 89 days remain very low. Gross loan charge-offs totaled $0.1 million during the first quarter of 2021, while recoveries of prior period loan charge-offs totaled $0.5 million, providing for net loan recoveries of $0.4 million, or 0.05% of average total loans on an annualized basis. We continue our collection efforts on charged-off loans and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries. Provision expense during the first quarter of 2021 totaled $0.3 million, which combined with net loan recoveries provided for a $0.7 million increase in the balance of the loan loss reserve.

Commercial loans increased $173 million during the first three months of 2021, reflecting the combined net growth of core commercial loans and net activity under the PPP. Core commercial loans increased $83.7 million, or about 14% on an annualized basis, during the first three months of 2021. Commercial and industrial loans increased $49.5 million, non-owner occupied commercial real estate ("CRE") loans grew $14.9 million, owner occupied CRE loans were up $14.4 million, vacant land, land development and residential construction loans increased $3.7 million and multi-family and residential rental property loans grew $1.2 million. As a percent of total commercial loans, commercial and industrial loans (excluding PPP loans) and owner occupied CRE loans combined equaled 54.7% as of March 31, 2021, compared to 53.9% at December 31, 2020. Origination of second round PPP loans during the first quarter totaled $203 million, while PPP loan forgiveness payments from the Small Business Administration of first round PPP loans totaled $113 million, providing for net increase in PPP loans of $89.6 million.

MERCANTILE BANK CORPORATION

Total deposits increased $233 million during the first three months of 2021, totaling $3.64 billion at March 31, 2021. Local deposits increased $249 million, while out-of-area deposits decreased $16.0 million. Noninterest-bearing deposits increased $172 million during the first three months of 2021, while interest-bearing checking accounts and money market deposit accounts increased $21.4 million and $62.0 million, respectively. The increases in these transactional deposit products largely reflect federal government stimulus, especially the PPP, as well as lower business investing and spending. Savings deposits were up $33.3 million during the first quarter of 2021, primarily reflecting the impact of federal government stimulus programs and lower consumer investing and spending. Local time deposits declined $39.4 during the first three months of 2021, in large part reflecting the maturity of certain time deposits that were not renewed during the quarter as we did not aggressively seek to renew these time deposits which were opened as part of a special time deposit campaign that primarily ran during the latter half of the first quarter of 2019. The reduction of out-of-area deposits during the first three months of 2021 reflects maturities not replaced as the funds were no longer needed.

Interest-earning balances, primarily consisting of excess funds deposited at the Federal Reserve Bank of Chicago and a correspondent bank, are used to manage daily liquidity needs and interest rate sensitivity. During the first three months of 2021, the average balance of these funds equaled $592 million, or 13.7% of average earning assets, compared to $357 million, or 9.2% of average earning assets, during 2020, and a more typical $115 million, or 3.4% of average earning assets, during 2019. The elevated level during 2020 and into the first quarter of 2021, in large part reflecting increased local deposit balances, has had a significant negative impact on our net interest margin.

Net interest income totaled $29.5 million during the first quarter of 2021, compared to $30.3 million during the same time period in 2020. The decline reflects a lower net interest margin primarily resulting from the Federal Open Market Committee’s (“FOMC”) decision to lower the targeted federal funds rate by a total of 150 basis points at the onset of the Coronavirus Pandemic in early March of 2020 and substantial excess liquidity, which more than offset the positive impact of an increase in average earning assets.

Noninterest income totaled $13.5 million during the first quarter of 2021, up approximately 106% from the first quarter in 2020. The improved level mainly resulted from increased mortgage banking income stemming from a substantial upturn in refinance activity driven by a lower interest rate environment, an increase in home purchase activity and the ongoing success of strategic initiatives that have been implemented to gain market share. Fee income generated from an interest rate swap program that was initiated within our commercial lending function during the fourth quarter of 2020 also contributed to the increased level of noninterest income during the first three months of 2021.

Noninterest expense totaled $25.1 million during the first quarter of 2021, compared to $22.9 million during the same time period in 2020. The increased level of noninterest expense primarily reflects increased employee compensation costs, mainly depicting higher mortgage lender commissions and annual merit employee pay increases, higher employee health insurance costs and a bonus accrual. The higher level of mortgage lending commissions and associated incentives primarily reflects the significant increase in residential mortgage loan originations during the first quarter of 2021, which were up nearly 85% compared to the respective 2020 period. We did not accrue monies for the bonus programs during the first quarter of 2020 due to the onset of the Coronavirus Pandemic. Valuation write-downs of two former branch facilities totaled $0.5 million during the first three months of 2021.

Financial Condition

Our total assets increased $273 million during the first three months of 2021, and totaled $4.71 billion as of March 31, 2021. Total loans increased $171 million, securities available for sale grew $46.9 million and cash and cash equivalents increased $26.3 million. Total deposits increased $233 million and sweep accounts grew $22.9 million during the first three months of 2021.

MERCANTILE BANK CORPORATION

Commercial loans increased $173 million during the first three months of 2021, and at March 31, 2021 totaled $2.97 billion, or 88.2% of the loan portfolio. As of December 31, 2020, the commercial loan portfolio comprised 87.5% of total loans. The increase in commercial loans during the first quarter reflects combined net growth of core commercial loans of $83.7 million and net activity under PPP. Origination of second round PPP loans during the first quarter totaled $203 million, while PPP loan forgiveness payments from the Small Business Administration of first round PPP loans totaled $113 million, providing for a net increase in PPP loans of $89.6 million. Core commercial loans increased $83.7 million, or about 14% on an annualized basis, during the first three months of 2021. Commercial and industrial loans increased $49.5 million, non-owner occupied CRE loans grew $14.9 million, owner occupied CRE loans were up $14.4 million, vacant land, land development and residential construction loans increased $3.7 million and multi-family and residential rental property loans grew $1.2 million. As a percent of total commercial loans, commercial and industrial loans (excluding PPP loans) and owner occupied CRE loans combined equaled 54.7% as of March 31, 2021, compared to 53.9% at December 31, 2020.

As of March 31, 2021, availability on existing construction and development loans totaled $135 million, with most of those funds expected to be drawn over the next 12 to 18 months. Our current pipeline reports indicate continued strong commercial loan funding opportunities in future periods, including approximately $177 million in new lending commitments, a majority of which we expect to be accepted and funded over the next 12 to 18 months. Our commercial lenders also report ongoing additional opportunities they are currently discussing with existing and potentially new borrowers. We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship, as well as concentration limits we have established within our commercial loan portfolio. Usage of existing commercial lines of credit remained relatively steady during the first quarter of 2021, similar to levels during the last six months of 2020.

Residential mortgage loans decreased less than $0.1 million during the first quarter of 2021, totaling $338 million, or 10.0% of total loans, as of March 31, 2021. Activity within the residential mortgage function was very active, primarily reflecting ongoing significant refinance transactions spurred by low residential mortgage loan interest rates, ongoing strength in home purchase activity, and the continuing success of strategic initiatives that have been implemented over the past several years to gain market share and increase production. Residential mortgage loan originations totaled $245 million during the first three months of 2021, an almost 85% increase over the $133 million originated during the same time period in 2020. Refinance mortgage loans originated comprised about 67% of the total mortgage loans originated during the first quarter of 2021, compared to almost 65% during the first quarter of 2020. Residential mortgage loans originated for sale, generally consisting of longer-term fixed rate residential mortgage loans, totaled $196 million during the first quarter of 2021, or almost 80% of the total residential mortgage loans originated. Residential mortgage loans originated not sold are generally comprised of adjustable rate residential mortgage loans. We remain pleased with the results of our strategic initiatives associated with the growth of our residential mortgage banking operation over the past few years, and remain optimistic that origination volumes will remain solid in future periods.

Other consumer-related loans declined $2.3 million during the first quarter of 2021, and at March 31, 2021 totaled $59.3 million, or 1.8% of total loans. Other consumer-related loans comprised 1.9% of total loans as of December 31, 2020. We expect this loan portfolio segment to decline in future periods as scheduled principal payments exceed origination volumes.

MERCANTILE BANK CORPORATION

The following table summarizes our loan portfolio over the past twelve months:

	3/31/21	12/31/20	9/30/20	6/30/20	3/31/20
Commercial:
Commercial & Industrial *	$1,284,507,000	$1,145,423,000	$1,321,419,000	$1,307,455,000	$873,679,000
Land Development & Construction	58,738,000	55,055,000	50,941,000	52,984,000	62,908,000
Owner Occupied Commercial RE	544,342,000	529,953,000	549,364,000	567,621,000	579,229,000
Non-Owner Occupied Commercial RE	932,334,000	917,436,000	878,897,000	841,145,000	823,366,000
Multi-Family & Residential Rental	147,294,000	146,095,000	137,740,000	132,047,000	133,148,000
Total Commercial	2,967,215,000	2,793,962,000	2,938,361,000	2,901,252,000	2,472,330,000

Retail:
1-4 Family Mortgages	337,844,000	337,888,000	348,460,000	367,061,000	356,338,000
Home Equity & Other Consumer Loans	59,311,000	61,620,000	63,723,000	64,743,000	72,875,000
Total Retail	397,155,000	399,508,000	412,183,000	431,804,000	429,213,000

Total	$3,364,370,000	$3,193,470,000	$3,350,544,000	$3,333,056,000	$2,901,543,000

(*) Includes $455 million, $365 million, $555 million, and $549 million in loans originated under the Paycheck Protection Program for March 31, 2021, December 31, 2020, September 30, 2020, and June 30, 2020, respectively.

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

Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest and foreclosed properties, totaled $3.2 million (0.1% of total assets) as of March 31, 2021, compared to $4.1 million (0.1% of total assets) as of December 31, 2020.

MERCANTILE BANK CORPORATION

The following tables provide a breakdown of nonperforming assets by collateral type:

NONPERFORMING LOANS

	3/31/21	12/31/20	9/30/20	6/30/20	3/31/20
Residential Real Estate:
Land Development	$34,000	$35,000	$36,000	$36,000	$37,000
Construction	0	0	198,000	198,000	283,000
Owner Occupied / Rental	2,294,000	2,519,000	2,399,000	2,552,000	2,651,000
	2,328,000	2,554,000	2,633,000	2,786,000	2,971,000

Commercial Real Estate:
Land Development	0	0	0	0	43,000
Construction	0	0	0	0	0
Owner Occupied	283,000	619,000	1,262,000	275,000	287,000
Non-Owner Occupied	0	22,000	23,000	25,000	0
	283,000	641,000	1,285,000	300,000	330,000

Non-Real Estate:
Commercial Assets	169,000	172,000	198,000	98,000	156,000
Consumer Assets	13,000	17,000	25,000	28,000	12,000
	182,000	189,000	223,000	126,000	168,000

Total	$2,793,000	$3,384,000	$4,141,000	$3,212,000	$3,469,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	3/31/21	12/31/20	9/30/20	6/30/20	3/31/20
Residential Real Estate:
Land Development	$0	$0	$0	$0	$0
Construction	0	0	0	0	0
Owner Occupied / Rental	11,000	88,000	198,000	198,000	271,000
	11,000	88,000	198,000	198,000	271,000

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	363,000	613,000	314,000	0	0
Non-Owner Occupied	0	0	0	0	0
	363,000	613,000	314,000	0	0

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$374,000	$701,000	$512,000	$198,000	$271,000

MERCANTILE BANK CORPORATION

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2021	2020	2020	2020	2020

Beginning balance	$3,384,000	$4,141,000	$3,212,000	$3,469,000	$2,284,000
Additions, net of transfers to ORE	116,000	538,000	1,301,000	220,000	1,302,000
Returns to performing status	(115,000)	0	(72,000)	(26,000)	(7,000)
Principal payments	(559,000)	(1,064,000)	(249,000)	(278,000)	(110,000)
Loan charge-offs	(33,000)	(231,000)	(51,000)	(173,000)	0

Total	$2,793,000	$3,384,000	$4,141,000	$3,212,000	$3,469,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2021	2020	2020	2020	2020

Beginning balance	$701,000	$512,000	$198,000	$271,000	$452,000
Additions	0	434,000	314,000	0	11,000
Sale proceeds	(77,000)	(245,000)	0	(49,000)	(192,000)
Valuation write-downs	(250,000)	0	0	(24,000)	0

Total	$374,000	$701,000	$512,000	$198,000	$271,000

During the first quarter of 2021, loan charge-offs totaled $0.1 million while recoveries of prior period loan charge-offs equaled $0.5 million, providing for net loan recoveries of $0.4 million, or an annualized 0.05% of average total loans. We continue our collection efforts on charged-off loans and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries. The allowance equaled $38.7 million, or 1.15% of total loans (1.33% of total loans excluding PPP loans), and 1,385% of nonperforming loans as of March 31, 2021.

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

We established a Covid-19 reserve allocation factor to address the Coronavirus Pandemic and its potential impact on the collectability of the loan portfolio during the second quarter of 2020. The creation of this factor reflected our belief that the traditional nine environmental factors did not sufficiently capture and address the unique circumstances, challenges and uncertainties associated with the Coronavirus Pandemic, which include unprecedented federal government stimulus and interventions, statewide mandatory closures on nonessential businesses and periodic changes to such, and our ability to provide payment deferral programs to commercial and retail borrowers without the interjection of troubled debt restructuring accounting rules. We review a myriad of items assessing this new environmental factor, including virus infection rates, vaccine inoculation trends, economic outlooks, employment data, business closures, foreclosures, payment deferments and government-sponsored stimulus programs.

No changes were made to the environmental factor ratings during the first quarter of 2021.

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

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired commercial loans. Our migration analysis takes into account various time periods, with most weight placed on the time frame from December 31, 2010 through March 31, 2021. We believe this time period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general consensus of economic conditions in the near future. We are actively monitoring our loan portfolio and assessing reserve allocation factors in light of the Coronavirus Pandemic and its impact on the U.S. economic environment and our customers in particular.

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

MERCANTILE BANK CORPORATION

As of March 31, 2021, the allowance was comprised of $38.2 million in general reserves relating to non-impaired loans and $0.5 million in specific reserves on other loans, primarily accruing loans designated as troubled debt restructurings. There were no specific reserve allocations relating to nonaccrual loans. Troubled debt restructurings totaled $20.0 million at March 31, 2021, consisting of $0.4 million that are on nonaccrual status and $19.6 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, are not included in our nonperforming loan totals. Impaired loans with an aggregate carrying value of $0.9 million as of March 31, 2021 had been subject to previous partial charge-offs aggregating $1.0 million. Those partial charge-offs were primarily recorded during the time period of 2010 through 2020, averaging approximately $0.1 million per year. As of March 31, 2021, there were no specific reserves allocated to impaired loans that had been subject to a previous partial charge-off.

The following table provides a breakdown of our loans categorized as troubled debt restructurings:

	3/31/21	12/31/20	9/30/20	6/30/20	3/31/20

Performing	$19,606,000	$23,133,000	$11,522,000	$16,018,000	$17,975,000
Nonperforming	431,000	510,000	1,113,000	521,000	466,000

Total	$20,037,000	$23,643,000	$12,635,000	$16,539,000	$18,441,000

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

Securities available for sale increased $46.9 million during the first three months of 2021, totaling $434 million as of March 31, 2021. Purchases of U.S. Government agency bonds totaled $58.9 million during the first quarter of 2021, in part reflecting the reinvestment of the proceeds from called U.S. Government agency bonds that totaled $27.4 million during the quarter. Purchases of U.S. Government agency guaranteed mortgage-backed securities totaled $14.4 million during the first three months of 2021, primarily reflecting investments in CRA-qualified securities and to a lesser degree the reinvestment of $3.0 million from principal paydowns on U.S. Government agency guaranteed mortgage-backed securities. Purchases of municipal bonds totaled $14.1 million during the first quarter of 2021; proceeds from matured municipal bonds totaled $0.6 million. At March 31, 2021, the portfolio was primarily comprised of U.S. Government agency bonds (62%), municipal bonds (30%) and U.S. Government agency guaranteed mortgage-backed securities (8%). All of our securities are currently designated as available for sale, and are therefore stated at fair value. The fair value of securities designated as available for sale at March 31, 2021 totaled $434 million, including a net unrealized loss of $2.2 million. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function. We expect purchases during the remainder of 2021 to generally consist of U.S. Government agency bonds and municipal bonds, with the securities portfolio maintained at about 10% of total assets.

FHLBI stock totaled $18.0 million as of March 31, 2021, unchanged from the balance at December 31, 2020. Our investment in FHLBI stock is necessary to engage in their advance and other financing programs. We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

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

MERCANTILE BANK CORPORATION

Interest-earning balances, primarily consisting of excess funds deposited at the Federal Reserve Bank of Chicago and a correspondent bank, are used to manage daily liquidity needs and interest rate sensitivity. During the first three months of 2021, the average balance of these funds equaled $592 million, or 13.7% of average earning assets, compared to $357 million, or 9.2% of average earning assets, during 2020, and a more typical $115 million, or 3.4% of average earning assets, during 2019. The elevated level during 2020 and into the first quarter of 2021 reflects increased local deposit balances, primarily a product of federal government stimulus programs as well as lower business and individual investing and spending. We anticipate the level of interest-earning deposit balances to remain elevated throughout 2021 given the conditions associated with the Coronavirus Pandemic.

Net premises and equipment equaled $55.4 million at March 31, 2021, representing a decrease of $3.6 million during the first three months of 2021. The decline was primarily attributable to the transfer of $3.5 million associated with two branch locations from net premises and equipment to assets held for sale, combined with depreciation expense of $1.4 million. Leasehold improvements and equipment purchases during the first quarter of 2021 aggregated $1.3 million. Foreclosed and repossessed assets equaled $0.4 million as of March 31, 2021, down $0.3 million from year-end 2020.

Total deposits increased $233 million during the first three months of 2021, totaling $3.64 billion at March 31, 2021. Local deposits increased $249 million, while out-of-area deposits decreased $16.0 million during the first three months of 2021. As a percent of total deposits, out-of-area deposits equaled 0.8% as of March 31, 2021, compared to 1.4% as of December 31, 2020.

Noninterest-bearing deposits increased $172 million during the first three months of 2021, while interest-bearing checking accounts and money market deposit accounts increased $21.4 million and $62.0 million, respectively. The increases in these transactional deposit products largely reflect federal government stimulus, especially the PPP, as well as lower business investing and spending. Savings deposits were up $33.3 million during the first quarter of 2021, primarily reflecting the impact of federal government stimulus programs and lower consumer investing and spending. Local time deposits declined $39.4 during the first three months of 2021, in large part reflecting the maturity of certain time deposits that were not renewed during the quarter as we did not aggressively seek to renew these time deposits which were opened as part of a special time deposit campaign that primarily ran during the latter half of the first quarter of 2019. The reduction of out-of-area deposits during the first three months of 2021 reflects maturities not replaced as the funds were no longer needed.

Sweep accounts increased $22.9 million during the first three months of 2021, totaling $141 million as of March 31, 2021. The aggregate balance of this funding type is subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances maintained by many of the customers. The average balance of sweep accounts equaled $133 million during the first quarter of 2021, with a high balance of $169 million and a low balance of $113 million. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings.

FHLBI advances aggregated $394 million as of March 31, 2021, unchanged from the year-end 2020 balance. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2021 totaled $737 million, with remaining availability based on collateral equaling $373 million.

Shareholders’ equity was $441 million at March 31, 2021, compared to $442 million at December 31, 2020. Shareholders’ equity was positively impacted by first quarter net income of $14.2 million, which was offset by the $4.6 million payment of a cash dividend, stock repurchases aggregating $3.5 million, and a $7.2 million after-tax decline in the market value of our available for sales securities portfolio. The latter reflects the impact of increasing interest rates during the first three months of 2021.

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

To assist in providing needed funds, we periodically obtain monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLBI, totaled $425 million, or 10.1% of combined deposits and borrowed funds, as of March 31, 2021, compared to $441 million, or 11.2% of combined deposits and borrowed funds, as of December 31, 2020.

Sweep accounts increased $22.9 million during the first three months of 2021, totaling $141 million as of March 31, 2021. The aggregate balance of this funding type is subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances maintained by many of the customers. The average balance of sweep accounts equaled $133 million during the first quarter of 2021, with a high balance of $169 million and a low balance of $113 million. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings. Information regarding our repurchase agreements as of March 31, 2021 and during the first three months of 2021 is as follows:

Outstanding balance at March 31, 2021	$141,310,000
Weighted average interest rate at March 31, 2021	0.11%
Maximum daily balance three months ended March 31, 2021	$169,102,000
Average daily balance for three months ended March 31, 2021	$132,845,000
Weighted average interest rate for three months ended March 31, 2021	0.11%

FHLBI advances aggregated $394 million as of March 31, 2021, unchanged from the year-end 2020 balance. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2021 totaled $737 million, with remaining availability based on collateral equaling $373 million.

We also have the ability to borrow up to an aggregate $70.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit. We did not access these lines of credit during the first three months of 2021. In contrast, our interest-earning deposit balance with the Federal Reserve Bank of Chicago and a correspondent bank averaged an aggregate $587 million during the first three months of 2021. We also have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using certain municipal bonds as collateral, we could have borrowed up to $35.2 million as of March 31, 2021. We did not utilize this line of credit during the first three months of 2021 or at any time during the previous twelve fiscal years, and do not plan to access this line of credit in future periods.

MERCANTILE BANK CORPORATION

The following table reflects, as of March 31, 2021, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$3,145,254,000	$0	$0	$0	$3,145,254,000
Time deposits	303,175,000	166,642,000	29,891,000	0	499,708,000
Short-term borrowings	141,310,000	0	0	0	141,310,000
Federal Home Loan Bank advances	40,000,000	174,000,000	120,000,000	60,000,000	394,000,000
Subordinated debentures	0	0	0	47,733,000	47,733,000
Other borrowed money	0	0	0	1,629,000	1,629,000
Property leases	634,000	1,272,000	373,000	1,182,000	3,461,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of March 31, 2021, we had a total of $1.40 billion in unfunded loan commitments and $25.9 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $1.22 billion were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $177 million were for loan commitments generally expected to close and become funded within the next 12 to 18 months. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

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

Capital Resources

Shareholders’ equity was $441 million at March 31, 2021, compared to $442 million at December 31, 2020. Shareholders’ equity was positively impacted by first quarter net income of $14.2 million, which was offset by the $4.6 million payment of a cash dividend, stock repurchases aggregating $3.5 million, and a $7.2 million after-tax decline in the market value of our available for sales securities portfolio. The latter reflects the impact of increasing interest rates during the first three months of 2021.

As part of a $20 million common stock repurchase program announced in May of 2019, we repurchased approximately 118,000 shares for $3.5 million, at a weighted average all-in cost per share of $29.91, during the first quarter of 2021. Since the beginning of the common stock repurchase program through March 31, 2021, we had repurchased approximately 469,000 shares for $13.7 million, at a weighted average all-in cost of $29.24. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made during in future periods under the authorized plan, which would also likely be funded from cash dividends paid to us from our bank.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of March 31, 2021, our bank met all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis.

MERCANTILE BANK CORPORATION

As of March 31, 2021, our bank’s total risk-based capital ratio was 13.3%, compared to 13.5% at December 31, 2020. Our bank’s total regulatory capital increased $10.1 million during the first three months of 2021, in large part reflecting the net impact of net income totaling $15.5 million and cash dividends paid to us aggregating $6.5 million. Our bank’s total risk-based capital ratio was also impacted by a $135 million increase in total risk-weighted assets, primarily resulting from net growth in commercial loans and the securities portfolio. As of March 31, 2021, our bank’s total regulatory capital equaled $467 million, or $115 million in excess of the 10.0% minimum that is among the requirements to be categorized as “well capitalized.” Our and our bank’s capital ratios as of March 31, 2021 and December 31, 2020 are disclosed in Note 12 of the Notes to Consolidated Financial Statements.

Results of Operations

We recorded net income of $14.2 million, or $0.87 per basic and diluted share, for the first quarter of 2021, compared to net income of $10.7 million, or $0.65 per basic and diluted share, for the first quarter of 2020. The improved level of net income primarily resulted from increased noninterest income, which more than offset decreased net interest income and higher noninterest expense. The increased noninterest income primarily reflected higher mortgage banking income. The decline in net interest income depicted a lower yield on earning assets, which more than offset growth in earning assets, while the higher level of noninterest expense mainly resulted from increased compensation costs.

Interest income during the first quarter of 2021 was $34.8 million, a decrease of $3.1 million, or 8.3%, from the $37.9 million earned during the first quarter of 2020. The decrease resulted from a lower yield on average earning assets, which more than offset the impact of growth in average earning assets. The yield on average earning assets was 3.26% during the first quarter of 2021, compared to 4.54% during the prior-year first quarter. The decreased yield primarily resulted from a lower yield on loans, which declined from 4.69% during the first quarter of 2020 to 4.03% during the current-year first quarter. The decrease in loan yield was mainly due to a lower yield on commercial loans, which equaled 4.07% in the first quarter of 2021 compared to 4.76% in the prior-year first quarter. The lower yield primarily reflected reduced interest rates on variable-rate commercial loans resulting from the FOMC significantly decreasing the targeted federal funds rate by a total of 150 basis points in March of 2020.

A change in earning asset mix and decreased yields on securities and interest-earning deposits also contributed to the lower yield on average earning assets in the current-year first quarter compared to the respective 2020 period. On average, lower-yielding interest-earning deposits represented 13.7% of earning assets during the first quarter of 2021, up from 4.6% during the first quarter of 2020, while higher-yielding loans represented 76.6% of earning assets during the current-year first quarter, down from 85.2% during the prior-year first quarter. A significant volume of excess on-balance sheet liquidity, which initially surfaced in the second quarter of 2020 as a result of the Covid-19 environment and persisted during the remainder of 2020 and the first three months of 2021, negatively impacted the yield on average earning assets by 44 basis points during the first quarter of 2021. The excess funds, consisting primarily of low-yielding deposits with the Federal Reserve Bank of Chicago, are mainly a product of federal government stimulus programs as well as lower business and consumer spending and investing. The yield on securities was 1.61% during the first three months of 2021, down from 4.73% during the respective 2020 period mainly due to decreased accelerated discount accretion on called U.S. Government agency bonds and lower yields on newly-purchased bonds, reflecting the declining interest rate environment. Accelerated discount accretion totaled less than $0.1 million during the first quarter of 2021, compared to $1.8 million during the prior-year first quarter. As part of our interest rate risk management program, U.S. Government agency bonds are periodically purchased at discounts during rising interest rate environments; if these bonds are called during decreasing interest rate environments, the remaining unaccreted discount amounts are immediately recognized as interest income. The yield on interest-earning deposits was 0.11% during the first quarter of 2021, down from 1.22% during the first quarter of 2020, primarily reflecting the decreased interest rate environment. Average earning assets equaled $4.33 billion during the current-year first quarter, up $970 million, or 28.9%, from the level of $3.36 billion during the respective 2020 period; average loans were up $457 million, average interest-earning deposits were up $438 million, and average securities were up $74.6 million.

MERCANTILE BANK CORPORATION

Interest expense during the first quarter of 2021 was $5.3 million, a decrease of $2.3 million, or 31.0%, from the $7.6 million expensed during the first quarter of 2020. The decrease in interest expense is attributable to a lower weighted average cost of interest-bearing liabilities, which equaled 0.82% in the current-year first quarter compared to 1.36% in the prior-year first quarter. The decrease in the weighted average cost of interest-bearing liabilities mainly reflected lower costs of deposit accounts and borrowed funds. The cost of interest-bearing non-time deposit accounts decreased from 0.46% during the first quarter of 2020 to 0.21% during the first quarter of 2021, primarily reflecting lower interest rates paid on money market accounts; the reduced interest rates mainly reflect the decreasing interest rate environment. The cost of time deposits declined from 2.21% during the first quarter of 2020 to 1.49% during the current-year first quarter due to lower interest rates paid on local time deposits, reflecting the decreasing interest rate environment, and a change in composition, primarily reflecting a decrease in higher-cost brokered funds. The cost of borrowed funds decreased from 2.31% during the first quarter of 2020 to 1.78% during the first quarter of 2021, mainly reflecting lower costs of FHLBI advances and subordinated debentures. The cost of FHLBI advances was 2.06% during the first quarter of 2021, down from 2.40% during the prior-year first quarter, primarily reflecting the declining interest rate environment and the impact of a blend and extend transaction that was executed in June 2020 with the FHLBI to extend the duration of our advance portfolio as part of our interest rate risk management program. The cost of subordinated debentures was 3.85% during the first quarter of 2021, down from 5.90% during the respective 2020 period due to decreases in the 90-Day Libor Rate. A change in funding mix, consisting of an increase in average lower-cost interest-bearing non-time deposits and a decrease in average higher-cost time deposits as a percentage of average total interest-bearing liabilities, also contributed to the lower weighted average cost of interest-bearing liabilities during the first quarter of 2021 compared to the prior-year first quarter. Average interest-bearing liabilities were $2.60 billion during the first quarter of 2021, up $362 million, or 16.1%, from the $2.24 billion average during the first quarter of 2020.

Net interest income during the first quarter of 2021 was $29.5 million, a decrease of $0.8 million, or 2.6%, from the $30.3 million earned during the respective 2020 period. The decline in net interest income resulted from a decreased net interest margin, which more than offset the positive impact of an increase in average earning assets. The net interest margin decreased from 3.63% in the first quarter of 2020 to 2.77% in the current-year first quarter due to a lower yield on average earning assets, which more than offset a reduction in the cost of funds. The decreased yield on average earning assets primarily reflected lower interest rates on variable-rate commercial loans stemming from the aforementioned FOMC rate cuts, while the decreased cost of funds mainly reflected lower rates paid on local deposit accounts and borrowed funds, along with the previously mentioned change in funding mix.

The decrease in the net interest margin from 3.00% in the fourth quarter of 2020 to 2.77% in the first quarter of 2021 reflected a lower yield on average earning assets, which more than offset a decline in the cost of funds. The yield on average earning assets was 3.26% during the first quarter of 2021, down from 3.55% during the fourth quarter of 2020, mainly due to a decreased yield on commercial loans, which equaled 4.07% and 4.41% in the respective periods. The decreased yield on commercial loans primarily reflected reduced PPP net loan fee accretion stemming from a lower level of forgiveness activity. Net PPP loan fee accretion totaled $2.8 million in the first quarter of 2021, compared to $5.4 million during the fourth quarter of 2020. The cost of funds declined from 0.55% during the fourth quarter of 2020 to 0.49% during the first quarter of 2021, mainly due to lower rates paid on renewed time deposits, reflecting the declining interest rate environment, and a change in funding mix, consisting of an increase in lower-costing non-time deposits as a percentage of total funding sources.

MERCANTILE BANK CORPORATION

The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the first quarters of 2021 and 2020. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield for the first quarters of 2021 and 2020 have been computed on a tax equivalent basis using a marginal tax rate of 21.0%. Securities interest income was increased by $60,000 in the first quarter of both 2021 and 2020 for this non-GAAP, but industry standard, adjustment. This adjustment equated to a one basis point increase in our net interest margin during both the first quarter of 2021 and the respective 2020 period.

	Quarters ended March 31,
	2 0 2 1			2 0 2 0
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$3,318,281	$32,985	4.03%	$2,861,047	$33,442	4.69%
Investment securities	419,514	1,692	1.61	344,906	4,077	4.73
Other interest-earning assets	591,617	168	0.11	153,638	475	1.22
Total interest - earning assets	4,329,412	34,845	3.26	3,359,591	37,994	4.54

Allowance for loan losses	(38,467)			(23,710)
Other assets	287,942			266,903

Total assets	$4,578,887			$3,602,784

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$2,026,896	$2,717	0.54%	$1,724,030	$4,641	1.08%
Short-term borrowings	132,845	36	0.11	102,850	40	0.15
Federal Home Loan Bank advances	394,000	2,027	2.06	365,429	2,212	2.40
Other borrowings	49,801	472	3.79	49,682	724	5.77
Total interest-bearing liabilities	2,603,542	5,252	0.82	2,241,991	7,617	1.36

Noninterest-bearing deposits	1,510,334			923,827
Other liabilities	21,463			17,355
Shareholders’ equity	443,548			419,611

Total liabilities and shareholders’ equity	$4,578,887			$3,602,784

Net interest income		$29,593			$30,377

Net interest rate spread			2.44%			3.18%
Net interest spread on average assets			2.62%			3.38%
Net interest margin on earning assets			2.77%			3.63%

MERCANTILE BANK CORPORATION

A loan loss provision expense of $0.3 million was recorded during the first quarter of 2021, compared to $0.8 million during the first quarter of 2020. The provision expense recorded during both periods primarily reflected net loan growth. The recording of net loan recoveries in both periods reduced the required provision amounts. During the first quarter of 2021, loan charge-offs totaled $0.1 million, while recoveries of prior period loan charge-offs equaled $0.5 million, providing for net loan recoveries of $0.4 million, or an annualized 0.05% of average total loans. During the first quarter of 2020, loan charge-offs totaled less than $0.1 million, while recoveries of prior period loan charge-offs equaled $0.2 million, providing for net loan recoveries of $0.2 million, or an annualized 0.03% of average total loans. The allowance for loans, as a percentage of total loans, was 1.2% as of March 31, 2021, and December 31, 2020, and 0.9% as of March 31, 2020. Excluding PPP loans, the allowance for loans represented 1.3% of total loans as of March 31, 2021, and December 31, 2020.

Noninterest income during the first quarter of 2021 was $13.5 million, an increase of $6.9 million, or approximately 106%, from the prior-year first quarter. The improved level of noninterest income primarily resulted from increased mortgage banking income, reflecting a significant increase in refinance activity driven by a decrease in residential mortgage loan interest rates, a higher level of purchase activity, the continuing success of strategic initiatives that were implemented to increase market share, including new lender hires and loan production office openings, an increase in the percentage of originated loans being sold, and a higher gain on sale margin influenced by market dynamics. Mortgage banking income totaled $8.8 million during the first quarter of 2021, representing an increase of $6.2 million, or nearly 235%, from the $2.6 million earned during the respective 2020 period. We originated $245 million in residential mortgage loans during the first three months of 2021, which was approximately 85% higher than originations during the first three months of 2020. Refinance transactions totaled $164 million during the first quarter of 2021, compared to $86.3 million during the respective 2020 period, representing an increase of $77.4 million, or approximately 90%. Purchase transactions totaled $81.5 million during the first three months of 2021, compared to $46.5 million during the first three months of 2020, representing an increase of $35.0 million, or approximately 75%. Residential mortgage loans originated for sale, generally consisting of longer-term fixed rate residential mortgage loans, totaled $196 million, or approximately 80% of total mortgage loans originated, during the first quarter of 2021. During the prior-year first quarter, residential mortgage loans originated for sale totaled $95.3 million, or nearly 72% of total mortgage loans originated. Fee income generated from an interest rate swap program that was implemented during the fourth quarter of 2020 and growth in credit and debit card income also contributed to the increased level of noninterest income. The interest rate swap program provides certain commercial borrowers with a longer-term fixed-rate option and assists us in managing associated longer-term interest rate risk. Increased customer deposit account balances, in large part reflecting federal government stimulus programs and reduced business and consumer investing and spending and resulting in a higher level of account fees being waived, have continued to negatively impact service charges on accounts, which were down 5.5% in the first quarter of 2021 compared to the prior-year first quarter. Payroll processing fees declined 3.5% during the first three months of 2021 compared to the respective 2020 period, mainly reflecting decreased transaction volume stemming from the Coronavirus Pandemic-related increase in the unemployment rate.

Noninterest expense totaled $25.1 million during the first quarter of 2021, compared to $22.9 million during the first quarter of 2020. Overhead costs during the first three months of 2021 included write-downs of former branch facilities totaling $0.5 million. Excluding these transactions, noninterest expense increased $1.6 million, or 7.1%, during the first quarter of 2021 compared to the respective 2020 period. The higher level of expense primarily resulted from increased compensation costs, mainly depicting higher residential mortgage lender commissions and related incentives, annual employee merit pay increases, increased health insurance costs, and a bonus accrual. The higher level of commissions and associated incentives primarily reflected the significant increase in residential mortgage loan originations during the first quarter of 2021, which were up nearly 85% compared to the respective 2020 period. No bonus accrual was recorded during the first quarter of 2020 due to the Coronavirus Pandemic and associated weakened economic environment. An increase in Federal Deposit Insurance Corporation deposit insurance premiums from $0.2 million during the first quarter of 2020 to $0.4 million during current-year first quarter, mainly reflecting the impacts of a higher assessment rate and base, also contributed to the increased level of noninterest expense.

During the first quarter of 2021, we recorded income before federal income tax of $17.6 million and a federal income tax expense of $3.3 million. During the first quarter of 2020, we recorded income before federal income tax of $13.2 million and a federal income tax expense of $2.5 million. The increase in federal income tax expense during the first quarter of 2021 compared to the prior-year first quarter resulted from the higher level of income before federal income tax. Our effective tax rate was 19.0% during both the first three months of 2021 and the respective 2020 period.

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

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of March 31, 2021:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$524,933,000	$224,561,000	$1,742,353,000	$484,106,000	$2,975,953,000
Residential real estate loans	6,415,000	18,080,000	144,419,000	204,053,000	372,967,000
Consumer loans	900,000	893,000	12,944,000	713,000	15,450,000
Securities (2)	23,051,000	2,806,000	127,280,000	299,122,000	452,259,000
Other interest-earning assets	594,105,000	1,000,000	1,750,000	0	596,855,000
Allowance for loan losses	0	0	0	0	(38,695,000)
Other assets	0	0	0	0	335,565,000
Total assets	1,149,404,000	247,340,000	2,028,746,000	987,994,000	$4,710,354,000

Liabilities:
Interest-bearing checking	494,495,000	0	0	0	494,495,000
Savings deposits	371,344,000	0	0	0	371,344,000
Money market accounts	673,944,000	0	0	0	673,944,000
Time deposits under $100,000	25,959,000	54,664,000	70,949,000	0	151,572,000
Time deposits $100,000 & over	84,619,000	137,933,000	125,584,000	0	348,136,000
Short-term borrowings	141,310,000	0	0	0	141,310,000
Federal Home Loan Bank advances	0	40,000,000	294,000,000	60,000,000	394,000,000
Other borrowed money	49,362,000	0	0	0	49,362,000
Noninterest-bearing checking	0	0	0	0	1,605,471,000
Other liabilities	0	0	0	0	39,477,000
Total liabilities	1,841,033,000	232,597,000	490,533,000	60,000,000	4,269,111,000
Shareholders' equity	0	0	0	0	441,243,000
Total liabilities & shareholders' equity	1,841,033,000	232,597,000	490,533,000	60,000,000	$4,710,354,000
Net asset (liability) GAP	$(691,629,000)	$14,743,000	$1,538,213,000	$927,994,000

Cumulative GAP	$(691,629,000)	$(676,886,000)	$861,327,000	$1,789,321,000

Percent of cumulative GAP to total assets	(14.7%)	(14.4%)	18.3%	38.0%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of March 31, 2021.

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

We conducted multiple simulations as of March 31, 2021, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 100 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested dollar and percentage changes in net interest income over the next twelve months in comparison to the $123 million in net interest income projected using our balance sheet amounts and anticipated replacement rates as of March 31, 2021. The resulting estimates are generally within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 100 basis points	$(500,000)	(0.4%)
Interest rates up 100 basis points	6,100,000	4.9
Interest rates up 200 basis points	11,100,000	9.0
Interest rates up 300 basis points	16,000,000	13.0
Interest rates up 400 basis points	25,800,000	20.9

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

Item 4. Controls and Procedures

As of March 31, 2021, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2021.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2018, the Chicago Mercantile Exchange began trading SOFR futures contracts. The existence of a futures market may permit the development of a SOFR yield curve. In July 2018, the Federal National Mortgage Association (“FNMA”) issued bonds using SOFR (an overnight rate) as a pricing mechanism. This was possible because of an unusual bond structure, in which interest was payable quarterly, but the interest reset period was daily. By the end of 2020, each of FNMA and the Federal Home Loan Mortgage Corporation (“FHLMC”) had issued more than $125 billion in SOFR-indexed debt instruments in the capital markets.

In January 2019, the ICE Benchmark Administration, the current provider of Libor, proposed for comment to market participants a U.S. Dollar ICE Bank Yield Index. This index would be based on two types of U.S. dollar-denominated transaction data: primary market wholesale, unsecured funding transactions for large, internationally active banks; and secondary market transactions in wholesale, unsecured bonds issued by large, internationally active banks. These data would be used to construct a yield curve from which one-month, three-month and six-month settings could be obtained. Following comments from market participants, the ICE Benchmark Administration modified the methodology of calculation of its index (which it is continuing to test). In May 2020, it announced that the index may be made available as a credit-spread supplement to the SOFR. If the index was accepted by market participants, it might furnish commercial bank-based term rates more directly comparable to the existing structure of Libor than the government securities-based SOFR.

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

MERCANTILE BANK CORPORATION

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

In November 2020, the ICE Benchmark Administration announced a consultation regarding the cessation of the publication of Libor. The consultation proposed a December 31, 2021 cessation for all tenors of various foreign currencies and for the one-week and two-month U.S. dollar Libor, and a June 30, 2023 cessation for the remaining overnight, one-month, three-month, six-month and twelve-month U.S. dollar Libor tenors. This represented an 18-month extension of Libor publication for the most frequently used tenors of U.S. dollar Libor from the cessation date originally proposed in 2017. The consultation period closed on January 25, 2021.

In coordinated announcements on November 30, 2020, the FCA and each of the U.S. federal banking agencies recognized the proposed extension of Libor publication for the identified tenors of U.S. dollar Libor. The federal banking agencies noted that this would allow most legacy U.S. dollar Libor contracts to mature before Libor experiences disruptions. At the same time, the agencies stated that entry into new contracts using Libor as a reference rate after December 31, 2021 by supervised banking organizations would create safety and soundness risks. Accordingly, the federal banking agencies encouraged supervised banking organizations to cease using Libor as a reference rate in their agreements as soon as possible, but in any event by December 31, 2021. They also stated that new contracts entered into before December 31, 2021 should either utilize a reference rate other than Libor or have robust fallback language that includes a clearly defined alternative reference rate after Libor’s discontinuation. Certain limited exceptions to that guidance were included by the federal banking agencies in the event the ICE Benchmark Administration does continue to publish Libor U.S. dollar tenors after December 31, 2021.

On January 25, 2021, the Interbank Offered Rates (“IBOR”) Fallbacks Protocol (“Protocol”) and IBOR Fallbacks Supplement (“Supplement”) of the International Swaps and Derivatives Association (“ISDA”) each took effect. Effectiveness of the Protocol means that existing swaps and other derivative contracts will incorporate the new ISDA fallbacks if both counterparties have accepted the Protocol. Effectiveness of the Supplement means that new derivatives contracts that incorporate standard ISDA definitions and reference a relevant IBOR will also incorporate the new fallbacks. These measures are intended to provide greater certainty with respect to derivatives contracts.

On March 5, 2021, the ICE Benchmark Administration announced that it would cease publication of Libor for all tenors of various foreign currencies and for the one-week and two-month U.S. dollar Libor on December 31, 2021, and for all remaining overnight, one-month, three-month, six-month and twelve-month U.S. dollar Libor tenors on June 30, 2023. The Ice Benchmark Administration’s announcement (i) in the view of ISDA, constituted an index cessation event that definitively determined the spread adjustments under the ISDA IBOR Protocol, and (ii) in the view of the ARRC, constituted a benchmark transition event for purposes of the ARRC-recommended robust fallback language for Libor contracts.

Also in March 2021, the Federal Reserve stated that its examiners will be scrutinizing the preparations that institutions it supervises are making to cease using Libor in their new loan contracts and other operations by December 31, 2021. Institutions found to have made inadequate preparations may face supervisory action.

The ARRC announced in March 2021 that it could not guarantee that it would be able, by December 31, 2021, to recommend an administrator that could produce a robust, forward-looking term secured overnight funding rate. In April 2021, the ARRC announced the principles it will apply to develop the conditions it believes are necessary to recommend a secured overnight funding term rate. The ARRC continues to encourage financial institutions not to wait for the recommendation of a secured overnight funding term rate in making Libor transition arrangements.

MERCANTILE BANK CORPORATION

In April 2021, the State of New York enacted legislation, suggested by the ARRC, to reduce legal uncertainty and adverse economic impacts of the transition on Libor contracts governed by New York law, which includes many derivative contracts. In respective testimony before Congressional committees, Chairman Jerome Powell of the Federal Reserve, Treasury Secretary Janet Yellen, and senior officials of all the federal bank regulatory agencies, have supported adoption of Libor transition legislation by Congress. There can be no assurance whether, or in what form, such legislation may be enacted by Congress.

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

We made no unregistered sales of equity securities during the quarter ended March 31, 2021.

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

During the first quarter of 2021, we repurchased a total of 118,261 shares for $3.5 million, or a weighted average all-in cost per share of $29.91. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank.

Repurchases made during the first quarter of 2021 are detailed in the table below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares or Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
January 1 – 31	13,740	$28.46	13,740	$9,827,000
February 1 – 28	58,394	28.78	58,394	9,436,000
March 1 – 31	46,127	31.78	46,127	7,755,000
Total	118,261	$29.91	118,261	$6,289,000

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

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2021.

MERCANTILE BANK CORPORATION

By:	/s/ Robert B. Kaminski, Jr.
Robert B. Kaminski, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles E. Christmas
Charles E. Christmas
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)