Form 10-Q
period 2021-06-30
MERCANTILE BANK CORP
filed 2021-08-06
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes  ☐         No  ☒

At July 30, 2021, there were 15,892,819 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

INDEX

MERCANTILE BANK CORPORATION

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020

ASSETS
Cash and due from banks	$75,893,000	$62,832,000
Interest-earning deposits	683,638,000	563,174,000
Total cash and cash equivalents	759,531,000	626,006,000

Securities available for sale	506,125,000	387,347,000
Federal Home Loan Bank stock	18,002,000	18,002,000

Loans	3,248,841,000	3,193,470,000
Allowance for loan losses	(35,913,000)	(37,967,000)
Loans, net	3,212,928,000	3,155,503,000

Premises and equipment, net	58,250,000	58,959,000
Bank owned life insurance	72,679,000	72,131,000
Goodwill	49,473,000	49,473,000
Core deposit intangible, net	1,827,000	2,436,000
Mortgage loans held for sale	27,720,000	22,888,000
Other assets	50,879,000	44,599,000

Total assets	$4,757,414,000	$4,437,344,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$1,620,829,000	$1,433,403,000
Interest-bearing	2,050,442,000	1,978,150,000
Total deposits	3,671,271,000	3,411,553,000

Securities sold under agreements to repurchase	169,737,000	118,365,000
Federal Home Loan Bank advances	394,000,000	394,000,000
Subordinated debentures	47,904,000	47,563,000
Accrued interest and other liabilities	22,614,000	24,309,000
Total liabilities	4,305,526,000	3,995,790,000

Commitments and contingent liabilities (Note 8)

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,007,185 shares issued and outstanding at June 30, 2021 and 16,425,136 shares issued and outstanding at December 31, 2020	293,232,000	302,029,000
Retained earnings	157,150,000	134,039,000
Accumulated other comprehensive gain/(loss)	1,506,000	5,486,000
Total shareholders’ equity	451,888,000	441,554,000

Total liabilities and shareholders’ equity	$4,757,414,000	$4,437,344,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

Interest income
Loans, including fees	$33,789,000	$34,322,000	$66,774,000	$67,764,000
Securities, taxable	1,204,000	2,187,000	2,239,000	5,628,000
Securities, tax-exempt	598,000	562,000	1,195,000	1,138,000
Other interest-earning assets	183,000	93,000	351,000	568,000
Total interest income	35,774,000	37,164,000	70,559,000	75,098,000

Interest expense
Deposits	2,346,000	3,700,000	5,063,000	8,342,000
Short-term borrowings	40,000	55,000	76,000	94,000
Federal Home Loan Bank advances	2,050,000	2,214,000	4,077,000	4,427,000
Subordinated debentures and other borrowings	467,000	624,000	939,000	1,348,000
Total interest expense	4,903,000	6,593,000	10,155,000	14,211,000

Net interest income	30,871,000	30,571,000	60,404,000	60,887,000

Provision for loan losses	(3,100,000)	7,600,000	(2,800,000)	8,350,000

Net interest income after provision for loan losses	33,971,000	22,971,000	63,204,000	52,537,000

Noninterest income
Service charges on deposit and sweep accounts	1,209,000	1,045,000	2,363,000	2,267,000
Mortgage banking income	7,695,000	7,640,000	16,495,000	10,267,000
Credit and debit card income	1,920,000	1,374,000	3,598,000	2,735,000
Interest rate swap fees	1,495,000	0	2,148,000	0
Payroll services income	405,000	370,000	962,000	947,000
Earnings on bank owned life insurance	297,000	307,000	574,000	643,000
Gain on sale of branch	1,058,000	0	1,058,000	0
Other income	477,000	248,000	821,000	675,000
Total noninterest income	14,556,000	10,984,000	28,019,000	17,534,000

Noninterest expense
Salaries and benefits	16,194,000	14,126,000	31,279,000	27,654,000
Occupancy	1,977,000	1,862,000	3,991,000	3,921,000
Furniture and equipment depreciation, rent and maintenance	902,000	851,000	1,791,000	1,629,000
Data processing costs	2,775,000	2,633,000	5,392,000	5,117,000
Other expense	4,344,000	3,744,000	8,856,000	7,835,000
Total noninterest expenses	26,192,000	23,216,000	51,309,000	46,156,000

Income before federal income tax expense	22,335,000	10,739,000	39,914,000	23,915,000

Federal income tax expense	4,244,000	2,041,000	7,583,000	4,545,000

Net income	$18,091,000	$8,698,000	$32,331,000	$19,370,000

Basic earnings per share	$1.12	$0.54	$2.00	$1.19
Diluted earnings per share	$1.12	$0.54	$2.00	$1.19
Cash dividends per share	$0.29	$0.28	$0.58	$0.56

Average basic shares outstanding	16,116,070	16,212,500	16,199,096	16,281,391
Average diluted shares outstanding	16,116,666	16,213,264	16,199,620	16,282,341

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

Net income	$18,091,000	$8,698,000	$32,331,000	$19,370,000

Other comprehensive income/(loss):
Unrealized holding gains/(losses) on securities available for sale	4,130,000	1,636,000	(5,038,000)	3,027,000
Tax effect of unrealized holding gains/(losses) on securities available for sale	(867,000)	(344,000)	1,058,000	(637,000)
Other comprehensive income/(loss), net of tax	3,263,000	1,292,000	(3,980,000)	2,390,000

Comprehensive income	$21,354,000	$9,990,000	$28,351,000	$21,760,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

The following table depicts the change in shareholders’ equity for the three months ended June 30, 2021:

($ in thousands except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances, March 31, 2021	$0	$299,358	$143,642	$(1,757)	$441,243

Employee stock purchase plan (371 shares)		11			11

Dividend reinvestment plan (6,263 shares)		198			198

Stock grants to directors for retainer fees (10,489 shares)		344			344

Stock-based compensation expense		634			634

Share repurchase program (228,649 shares)		(7,313)			(7,313)

Cash dividends ($0.29 per common share)			(4,583)		(4,583)

Net income for the three months ended June 30, 2021			18,091		18,091

Change in net unrealized holding gain/(loss) on securities available for sale, net of tax effect				3,263	3,263

Balances, June 30, 2021	$0	$293,232	$157,150	$1,506	$451,888

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

The following table depicts the change in shareholders’ equity for the six months ended June 30, 2021:

($ in thousands except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances, January 1, 2021	$0	$302,029	$134,039	$5,486	$441,554

Employee stock purchase plan (702 shares)		22			22

Dividend reinvestment plan (12,910 shares)		411			411

Stock grants to directors for retainer fees (10,489 shares)		344			344

Stock-based compensation expense		1,277			1,277

Share repurchase program (346,910 shares)		(10,851)			(10,851)

Cash dividends ($0.58 per common share)			(9,220)		(9,220)

Net income for the six months ended June 30, 2021			32,331		32,331

Change in net unrealized holding gain/(loss) on securities available for sale, net of tax effect				(3,980)	(3,980)

Balances, June 30, 2021	$0	$293,232	$157,150	$1,506	$451,888

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

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

Cash flows from operating activities
Net income	$32,331,000	$19,370,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	6,755,000	3,385,000
Accretion of acquired loans	(68,000)	(225,000)
Provision for loan losses	(2,800,000)	8,350,000
Stock-based compensation expense	1,277,000	1,366,000
Stock grants to directors for retainer fee	344,000	349,000
Proceeds from sales of mortgage loans held for sale	352,740,000	291,485,000
Origination of mortgage loans held for sale	(340,680,000)	(317,417,000)
Net gain from sales of mortgage loans held for sale	(16,892,000)	(9,856,000)
Net gain from sales and valuation write-downs of foreclosed assets	(81,000)	(183,000)
Net (gain) loss from sales and valuation write-downs of former bank premises	245,000	(27,000)
Net loss from sales and write-downs of fixed assets	246,000	54,000
Earnings on bank owned life insurance	(574,000)	(643,000)
Gain on sale of branch	(1,058,000)	0
Net change in:
Accrued interest receivable	1,188,000	654,000
Other assets	(9,099,000)	(4,766,000)
Accrued interest payable and other liabilities	(1,695,000)	(4,285,000)
Net cash (for) from operating activities	22,179,000	(12,389,000)

Cash flows from investing activities
Loan originations and payments, net	(64,298,000)	(440,380,000)
Purchases of securities available for sale	(168,906,000)	(188,630,000)
Proceeds from maturities, calls and repayments of securities available for sale	44,525,000	220,916,000
Proceeds from sales of foreclosed assets	158,000	313,000
Proceeds from sales of former bank premises	5,000	162,000
Net cash transferred in branch sale	(2,679,000)	0
Net purchases of premises and equipment and lease activity	(3,555,000)	(4,429,000)
Net cash for investing activities	(194,750,000)	(412,048,000)

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

Cash flows from financing activities
Net decrease in time deposits	(92,581,000)	(64,081,000)
Net increase in all other deposits	366,943,000	635,977,000
Net increase in securities sold under agreements to repurchase	51,372,000	64,852,000
Maturities of Federal Home Loan Bank advances	0	(20,000,000)
Proceeds from Federal Home Loan Bank advances	0	60,000,000
Employee stock purchase plan	22,000	25,000
Dividend reinvestment plan	411,000	404,000
Repurchases of common stock shares	(10,851,000)	(6,282,000)
Payment of cash dividends to common shareholders	(9,220,000)	(8,962,000)
Net cash from financing activities	306,096,000	661,933,000

Net change in cash and cash equivalents	133,525,000	237,496,000
Cash and cash equivalents at beginning of period	626,006,000	233,731,000
Cash and cash equivalents at end of period	$759,531,000	$471,227,000

Supplemental disclosures of cash flows information
Cash paid during the period for:
Interest	$10,583,000	$15,149,000
Federal income tax	12,150,000	5,300,000
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	30,000	11,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the six months ended June 30, 2021 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”) and our bank’s subsidiary Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended June 30, 2021 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2020.

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

The Paycheck Protection Program (“PPP”) reflects a substantial expansion of the Small Business Administration’s 100% guaranteed 7(a) loan program. The CARES Act authorized up to $350 billion in loans to businesses with fewer than 500 employees, including non-profit organizations, tribal business concerns, self-employed and individual contractors. The PPP provides 100% guaranteed loans to cover specific operating costs. PPP loans are eligible to be forgiven based upon certain criteria. In general, the amount of the loan that is forgivable is the sum of the payroll costs, interest payments on mortgages, rent and utilities incurred or paid by the business during a prescribed period beginning on the loan origination date. Any remaining balance after forgiveness is maintained at the 100% guarantee for the duration of the loan. The interest rate on the loan is fixed at 1.00%, with the financial institution receiving a loan origination fee paid by the Small Business Administration. The loan origination fees, net of the direct origination costs, are accreted into interest income on loans using the level yield methodology. The program ended on August 8, 2020. We originated approximately 2,200 loans aggregating $553 million. As of June 30, 2021, we recorded forgiveness transactions on approximately 1,900 loans aggregating $487 million. Net loan origination fees of $3.5 million were recorded during the first six months of 2021.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Consolidated Appropriations Act, 2021 authorized an additional $284 billion in Second Draw PPP loans (“Second Draw”). The program ended on May 31, 2021. Under the Second Draw, we originated approximately 1,200 loans aggregating $209 million. As of June 30, 2021, we recorded forgiveness transactions on approximately 200 loans aggregating $29.2 million. Net loan origination fees of $2.2 million were recorded during the first six months of 2021 under the Second Draw.

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

In early April 2020, in response to the early stages of the Coronavirus Pandemic and its pervasive impact across the economy and financial markets, we developed internal programs of loan payment deferments for commercial and retail borrowers. For commercial borrowers, we offered 90-day (three payments) interest only amendments as well as 90-day (three payments) principal and interest payment deferments. Under the latter program, borrowers were extended a 12-month single payment note at 0% interest in an amount equal to three payments, with loan proceeds used to make the scheduled payments. The single payment notes receive a loan grade equal to the loan grade of each respective borrowing relationship. Certain of our commercial loan borrowers subsequently requested and received an additional 90-day (three payments) interest only amendment or 90-day (three payments) principal and interest payment deferment. Under the latter program, the amount equal to the three payments was added to the original deferment note which has nine months remaining to maturity; however, the original 0% interest rate is modified to equal the rate associated with each borrower’s traditional lending relationship with us for the remainder of the term. At the peak of activity in mid-2020, nearly 750 borrowers with loan balances aggregating $719 million were participating in the commercial loan deferment program. As of June 30, 2021, we had no loans in the commercial loan deferment program.

For retail borrowers, we offered 90-day (three payments) principal and interest payment deferments, with deferred amounts added to the end of the loan. As of June 30, 2020, we had processed 260 principal and interest payment deferments with loan balances totaling $23.8 million. As of June 30, 2021, only six borrowers with loan balances aggregating $0.5 million remained in the retail loan payment deferment program.

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

Approximately 262,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three and six months ended June 30, 2021. In addition, stock options for approximately 3,000 shares of common stock were included in determining diluted earnings per share for the three and six months ended June 30, 2021. Stock options for approximately 7,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three and six months ended June 30, 2021.

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. As of June 30, 2021 and December 31, 2020, we determined the fair value of our mortgage loans held for sale to be $28.9 million and $24.0 million, respectively.

Mortgage loans held for sale are generally sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold, which is reduced by the cost allocated to the servicing right. We generally lock in the sale price to the purchaser of the loan at the same time we make an interest rate commitment to the borrower. These mortgage banking activities are not designated as hedges and are carried at fair value. The net gain or loss on mortgage banking derivatives, which is generally nominal in dollar amount, is included in the gain on sale of loans and recorded as part of mortgage banking income. Mortgage loans serviced for others totaled approximately $1.20 billion and $1.04 billion as of June 30, 2021, and December 31, 2020, respectively.

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

The federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” on March 22, 2020, which was subsequently revised on April 7, 2020. This guidance encourages financial institutions to work prudently with borrowers that are or may be unable to meet their contractual obligations because of the effects of the Coronavirus Pandemic. Pursuant to the guidance, the federal banking agencies concluded, in consultation with FASB staff, that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current prior to any relief are not troubled debt restructurings. This guidance complements Section 4013 of the CARES Act, which specified that Coronavirus-related modifications made on loans that were current as of December 31, 2019 and that occur between March 1, 2020 and the earlier of 60 days after the date of termination of the National Emergency declared by President Trump on March 13, 2020 (the “National Emergency”) or December 31, 2020, as applicable, are not troubled debt restructurings. As part of the Consolidated Appropriations Act that was enacted in late 2020, this guidance was extended to January 1, 2022

Allowance for Loan Losses: The allowance for loan losses (“allowance”) is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when we believe the uncollectability of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. We estimate the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. We estimate credit losses based on individual loans determined to be impaired and on all other loans grouped on similar risk characteristics. Our historical loss component is generally the most significant of the allowance components and is based on historical loss experience by credit risk grade for commercial loans and payment status for mortgage and consumer loans. Loans are pooled based on similar risk characteristics supported by observable data. The historical loss experience component of the allowance represents the results of migration analysis of historical net charge-offs for portfolios of loans, including groups of commercial loans within each credit risk grade. For measuring loss exposure in a pool of loans, the historical net charge-off or migration experience is utilized to estimate expected future losses to be realized from the pool of loans. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative environmental factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, competition, increasing interest rates, external factors, Coronavirus Pandemic environment, and other considerations. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off.

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

Financial institutions were not required to comply with the CECL methodology requirements from the enactment date of the CARES Act until the earlier of the end of the President’s declaration of a National Emergency or December 31, 2020. The Consolidated Appropriations Act, 2021, that was enacted in December 2020, provided for a further extension of the required CECL adoption date to January 1, 2022. An economic forecast is a key component of the CECL methodology. As we continue to experience an unprecedented economic environment whereby a sizable portion of the economy has been significantly impacted by government-imposed activity limitations and similar reactions by businesses and individuals, substantial government stimulus has been provided to businesses, individuals and state and local governments and financial institutions have offered businesses and individuals payment relief options, economic forecasts are regularly revised. Given the high degree of uncertainty surrounding economic forecasting, we have elected to postpone the adoption of CECL, and will continue to use our incurred loan loss reserve model as permitted. Loans made under PPP are fully guaranteed by the Small Business Administration; therefore, such loans do not have an associated allowance.

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

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial institutions were not required to comply with the CECL methodology requirements from the enactment date of the CARES Act until the earlier of the end of the President’s declaration of a National Emergency or December 31, 2020. The Consolidated Appropriations Act, 2021, that was enacted in December 2020, provided for a further extension of the required CECL adoption date to January 1, 2022. An economic forecast is a key component of the CECL methodology. As we continue to experience an unprecedented economic environment whereby a sizable portion of the economy has been significantly impacted by government-imposed activity limitations and similar reactions by businesses and individuals, substantial government stimulus has been provided to businesses, individuals and state and local governments and financial institutions have offered businesses and individuals payment relief options, economic forecasts are regularly revised. Given the high degree of uncertainty surrounding economic forecasting, we have elected to postpone the adoption of CECL, and will continue to use our incurred loan loss reserve model as permitted.

Hastings Branch Sale: As previously disclosed in a Current Report on Form 8-K filed on October 26, 2020, we entered into a Purchase and Assumption Agreement (“Agreement”) on October 21, 2020 regarding the sale of our Hastings, Michigan branch office to Lake Trust Credit Union (“Lake Trust”). All regulatory approvals were received and the sale was consummated on May 14, 2021. Under the terms of the Agreement, as amended on April 20, 2021, Lake Trust: 1) purchased $9.7 million in primarily residential mortgage loans at book balance; 2) purchased the branch facility at a price of $1.5 million; and 3) assumed all deposit accounts aggregating $14.6 million at a premium price of 5.0% of the book balance. In conjunction with the sale closing, we recorded a $0.7 million deposit premium and a $0.3 million gain on the sale of the branch facility.

Out-of-Period Adjustment: During the second quarter of 2021, a formula error was identified in the spreadsheet used to calculate and record the present values of right-to-use assets consisting of several banking offices along with various printer and copy machines. As a result, Premises and Equipment, Net and Other Liabilities on our Consolidated Balance Sheets were understated by $2.8 million and $2.7 million as of December 31, 2020 and March 31, 2021, respectively. There was no impact to our Consolidated Statements of Income. We evaluated the impact, both individually and in the aggregate, and determined these out-of-period adjustments were not material to our Consolidated Balance Sheets in the respective impacted periods.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.    SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
U.S. Government agency debt obligations	$323,641,000	$423,000	$(3,923,000)	$320,141,000
Mortgage-backed securities	36,803,000	813,000	(297,000)	37,319,000
Municipal general obligation bonds	124,808,000	4,754,000	(127,000)	129,435,000
Municipal revenue bonds	18,467,000	363,000	(100,000)	18,730,000
Other investments	500,000	0	0	500,000

	$504,219,000	$6,353,000	$(4,447,000)	$506,125,000

December 31, 2020
U.S. Government agency debt obligations	$242,522,000	$516,000	$(897,000)	$242,141,000
Mortgage-backed securities	23,869,000	1,021,000	0	24,890,000
Municipal general obligation bonds	101,991,000	5,833,000	0	107,824,000
Municipal revenue bonds	11,521,000	473,000	(2,000)	11,992,000
Other investments	500,000	0	0	500,000

	$380,403,000	$7,843,000	$(899,000)	$387,347,000

Securities with unrealized losses at June 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2021
U.S. Government agency debt obligations	$252,288,000	$3,900,000	$3,977,000	$23,000	$256,265,000	$3,923,000
Mortgage-backed securities	13,972,000	297,000	0	0	13,972,000	297,000
Municipal general obligation bonds	19,301,000	127,000	0	0	19,301,000	127,000
Municipal revenue bonds	9,187,000	100,000	0	0	9,187,000	100,000

	$294,748,000	$4,424,000	$3,977,000	$23,000	$298,725,000	$4,447,000

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

At June 30, 2021, 209 debt securities with fair values totaling $299 million have unrealized losses aggregating $4.4 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that the unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary.

The amortized cost and fair value of debt securities at June 30, 2021, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.    SECURITIES (Continued)

	Weighted Average Yield	Amortized Cost	Fair Value

Due in 2021	3.29%	$881,000	$886,000
Due in 2022 through 2026	1.06	172,553,000	173,442,000
Due in 2027 through 2031	1.60	234,940,000	235,320,000
Due in 2032 and beyond	2.03	58,542,000	58,658,000
Mortgage-backed securities	1.83	36,803,000	37,319,000
Other investments	3.75	500,000	500,000

Total available for sale securities	1.49%	$504,219,000	$506,125,000

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $141 million and $109 million at June 30, 2021 and December 31, 2020, respectively, with estimated market values of $145 million and $116 million, respectively. Securities issued by all other states and their political subdivisions had a combined amortized cost of $2.7 million and $4.1 million at June 30, 2021 and December 31, 2020, respectively, with estimated market values of $2.8 million and $4.2 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations that are pledged to secure repurchase agreements was $170 million and $118 million at June 30, 2021 and December 31, 2020, respectively. Investments in Federal Home Loan Bank stock are restricted and may only be resold or redeemed by the issuer.

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

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Our total loans at June 30, 2021 were $3.25 billion compared to $3.19 billion at December 31, 2020, an increase of $55.4 million, or 1.7%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at June 30, 2021 and December 31, 2020, and the percentage change in loans from the end of 2020 to the end of the second quarter of 2021, are as follows:

					Percent
	June 30, 2021		December 31, 2020		Increase
	Balance	%	Balance	%	(Decrease)

Commercial:
Commercial and industrial (1)	$1,103,807,000	34.0%	$1,145,423,000	35.9%	(3.6%)
Vacant land, land development, and residential construction	43,111,000	1.3	55,055,000	1.7	(21.7)
Real estate – owner occupied	550,504,000	16.9	529,953,000	16.6	3.9
Real estate – non-owner occupied	950,993,000	29.3	917,436,000	28.7	3.7
Real estate – multi-family and residential rental	161,894,000	5.0	146,095,000	4.6	10.8
Total commercial	2,810,309,000	86.5	2,793,962,000	87.5	0.6

Retail:
Home equity and other	58,240,000	1.8	61,620,000	1.9	(5.5)
1-4 family mortgages	380,292,000	11.7	337,888,000	10.6	12.5
Total retail	438,532,000	13.5	399,508,000	12.5	9.8

Total loans	$3,248,841,000	100.0%	$3,193,470,000	100.0%	1.7%

(1)	Includes $246 million and $365 million in loans originated under the Paycheck Protection Program for June 30, 2021 and December 31, 2020, respectively.

Nonperforming loans as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	2,746,000	3,384,000

Total nonperforming loans	$2,746,000	$3,384,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The recorded principal balance of nonperforming loans was as follows:

	June 30, 2021	December 31, 2020
Commercial:
Commercial and industrial	$606,000	$172,000
Vacant land, land development, and residential construction	0	0
Real estate – owner occupied	0	619,000
Real estate – non-owner occupied	0	22,000
Real estate – multi-family and residential rental	0	0
Total commercial	606,000	813,000

Retail:
Home equity and other	153,000	242,000
1-4 family mortgages	1,987,000	2,329,000
Total retail	2,140,000	2,571,000

Total nonperforming loans	$2,746,000	$3,384,000

An age analysis of past due loans is as follows as of June 30, 2021:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing

Commercial:
Commercial and industrial	$0	$456,000	$606,000	$1,062,000	$1,102,745,000	$1,103,807,000	$0
Vacant land, land development, and residential construction	0	0	0	0	43,111,000	43,111,000	0
Real estate – owner occupied	0	431,000	0	431,000	550,073,000	550,504,000	0
Real estate – non-owner occupied	0	0	0	0	950,993,000	950,993,000	0
Real estate – multi-family and residential rental	0	0	0	0	161,894,000	161,894,000	0
Total commercial	0	887,000	606,000	1,493,000	2,808,816,000	2,810,309,000	0

Retail:
Home equity and other	50,000	0	35,000	85,000	58,155,000	58,240,000	0
1-4 family mortgages	200,000	55,000	101,000	356,000	379,936,000	380,292,000	0
Total retail	250,000	55,000	136,000	441,000	438,091,000	438,532,000	0

Total past due loans	$250,000	$942,000	$742,000	$1,934,000	$3,246,907,000	$3,248,841,000	$0

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans as of June 30, 2021, and average impaired loans for the three and six months ended June 30, 2021, were as follows:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Second Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$2,732,000	$2,675,000		$3,129,000	$4,167,000
Vacant land, land development and residential construction	0	0		0	0
Real estate – owner occupied	12,674,000	12,674,000		13,114,000	13,607,000
Real estate – non-owner occupied	0	0		156,000	218,000
Real estate – multi-family and residential rental	0	0		0	0
Total commercial	15,406,000	15,349,000		16,399,000	17,992,000
Retail:
Home equity and other	1,317,000	1,237,000		1,088,000	1,054,000
1-4 family mortgages	3,899,000	2,227,000		2,376,000	2,442,000
Total retail	5,216,000	3,464,000		3,464,000	3,496,000

Total with no related allowance recorded	$20,622,000	$18,813,000		$19,863,000	$21,488,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Second Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance
With an allowance recorded
Commercial:
Commercial and industrial	$2,975,000	$2,975,000	$355,000	$1,661,000	$1,222,000
Vacant land, land development and residential construction	0	0	0	0	0
Real estate – owner occupied	1,214,000	1,214,000	117,000	872,000	826,000
Real estate – non-owner occupied	153,000	153,000	5,000	156,000	158,000
Real estate – multi-family and residential rental	0	0	0	0	0
Total commercial	4,342,000	4,342,000	477,000	2,689,000	2,206,000
Retail:
Home equity and other	250,000	232,000	207,000	242,000	256,000
1-4 family mortgages	528,000	528,000	103,000	581,000	620,000
Total retail	778,000	760,000	310,000	823,000	876,000

Total with an allowance recorded	$5,120,000	$5,102,000	$787,000	$3,512,000	$3,082,000

Total impaired loans:
Commercial	$19,748,000	$19,691,000	$477,000	$19,088,000	$20,198,000
Retail	5,994,000	4,224,000	310,000	4,287,000	4,372,000
Total impaired loans	$25,742,000	$23,915,000	$787,000	$23,375,000	$24,570,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans as of December 31, 2020, and average impaired loans for the three and six months ended June 30, 2020, were as follows:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Second Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$6,242,000	$6,242,000		$9,460,000	$9,016,000
Vacant land, land development and residential construction	0	0		326,000	246,000
Real estate – owner occupied	14,782,000	14,593,000		4,316,000	3,100,000
Real estate – non-owner occupied	341,000	341,000		12,000	67,000
Real estate – multi-family and residential rental	0	0		2,000	4,000
Total commercial	21,365,000	21,176,000		14,116,000	12,433,000
Retail:
Home equity and other	1,072,000	987,000		1,273,000	1,252,000
1-4 family mortgages	4,455,000	2,575,000		2,627,000	2,407,000
Total retail	5,527,000	3,562,000		3,900,000	3,659,000

Total with no related allowance recorded	$26,892,000	$24,738,000		$18,016,000	$16,092,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Second Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance
With an allowance recorded
Commercial:
Commercial and industrial	$343,000	$343,000	$53,000	$1,751,000	$1,320,000
Vacant land, land development and residential construction	0	0	0	192,000	128,000
Real estate – owner occupied	763,000	734,000	77,000	126,000	443,000
Real estate – non-owner occupied	162,000	162,000	8,000	85,000	57,000
Real estate – multi-family and residential rental	0	0	0	0	0
Total commercial	1,268,000	1,239,000	138,000	2,154,000	1,948,000
Retail:
Home equity and other	300,000	283,000	241,000	486,000	486,000
1-4 family mortgages	698,000	698,000	172,000	638,000	544,000
Total retail	998,000	981,000	413,000	1,124,000	1,030,000

Total with an allowance recorded	$2,266,000	$2,220,000	$551,000	$3,278,000	$2,978,000

Total impaired loans:
Commercial	$22,633,000	$22,415,000	$138,000	$16,270,000	$14,381,000
Retail	6,525,000	4,543,000	413,000	5,024,000	4,689,000
Total impaired loans	$29,158,000	$26,958,000	$551,000	$21,294,000	$19,070,000

Impaired loans for which no allocation of the allowance for loan losses has been made generally reflect situations whereby the loans have been charged-down to estimated fair value. Interest income recognized on accruing troubled debt restructurings totaled $0.4 million during the second quarters of 2021 and 2020, and $0.8 million and $0.6 million during the first six months of 2021 and 2020, respectively. No interest income was recognized on nonaccrual loans during the second quarter and first six months of 2021 or during the respective 2020 periods. Lost interest income on nonaccrual loans totaled less than $0.1 million during the second quarters of 2021 and 2020, and $0.1 million during the first six months of 2021 and 2020.

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

Credit quality indicators were as follows as of June 30, 2021:

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4 (1)	$767,987,000	$23,647,000	$311,512,000	$417,311,000	$109,220,000
Grades 5 – 7	330,408,000	19,358,000	211,916,000	533,682,000	52,412,000
Grades 8 – 9	5,412,000	106,000	27,076,000	0	262,000
Total commercial	$1,103,807,000	$43,111,000	$550,504,000	$950,993,000	$161,894,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Performing	$58,087,000	$378,305,000
Nonperforming	153,000	1,987,000
Total retail	$58,240,000	$380,292,000

(1)	Included in Commercial and Industrial Loans Grades 1 – 4 are $246 million of loans originated under the Paycheck Protection Program.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Credit quality indicators were as follows as of December 31, 2020:

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4 (1)	$828,706,000	$22,547,000	$315,134,000	$396,700,000	$91,711,000
Grades 5 – 7	306,614,000	32,398,000	185,541,000	520,395,000	54,111,000
Grades 8 – 9	10,103,000	110,000	29,278,000	341,000	273,000
Total commercial	$1,145,423,000	$55,055,000	$529,953,000	$917,436,000	$146,095,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Performing	$61,378,000	$335,559,000
Nonperforming	242,000	2,329,000
Total retail	$61,620,000	$337,888,000

(1)	Included in Commercial and Industrial Loans Grades 1 – 4 are $365 million of loans originated under the Paycheck Protection Program.

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

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses and the recorded investments in loans as of and during the three and six months ended June 30, 2021 are as follows:

	Commercial Loans	Retail Loans	Unallocated	Total

Allowance for loan losses:
Balance at March 31, 2021	$34,711,000	$3,794,000	$190,000	$38,695,000
Provision for loan losses	(2,712,000)	(383,000)	(5,000)	(3,100,000)
Charge-offs	(66,000)	(2,000)	0	(68,000)
Recoveries	159,000	227,000	0	386,000
Ending balance	$32,092,000	$3,636,000	$185,000	$35,913,000

Allowance for loan losses:
Balance at December 31, 2020	$33,779,000	$4,129,000	$59,000	$37,967,000
Provision for loan losses	(2,130,000)	(796,000)	126,000	(2,800,000)
Charge-offs	(81,000)	(40,000)	0	(121,000)
Recoveries	524,000	343,000	0	867,000
Ending balance	$32,092,000	$3,636,000	$185,000	$35,913,000

Ending balance: individually evaluated for impairment	$477,000	$310,000	$0	$787,000

Ending balance: collectively evaluated for impairment	$31,615,000	$3,326,000	$185,000	$35,126,000

Total loans (*):
Ending balance	$2,564,526,000	$438,532,000		$3,003,058,000

Ending balance: individually evaluated for impairment	$19,691,000	$4,224,000		$23,915,000

Ending balance: collectively evaluated for impairment	$2,544,835,000	$434,308,000		$2,979,143,000

(*) Excludes $246 million in loans originated under the Paycheck Protection Program.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses for loans during the three and six months ended June 30, 2020 and the recorded investments in loans as of December 31, 2020 are as follows:

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the three months ended June 30, 2021 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance

Commercial:
Commercial and industrial	8	$2,831,000	$2,831,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	1	692,000	692,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	9	3,523,000	3,523,000

Retail:
Home equity and other	3	414,000	412,000
1-4 family mortgages	1	10,000	10,000
Total retail	4	424,000	422,000

Total loans	13	$3,947,000	$3,945,000

Loans modified as troubled debt restructurings during the six months ended June 30, 2021 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance

Commercial:
Commercial and industrial	9	$2,854,000	$2,853,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	1	692,000	692,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	10	3,546,000	3,545,000

Retail:
Home equity and other	4	485,000	482,000
1-4 family mortgages	2	46,000	46,000
Total retail	6	531,000	528,000

Total loans	16	$4,077,000	$4,073,000

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

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended June 30, 2021 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	1	431,000
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	1	431,000

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	1	$431,000

The following loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the six months ended June 30, 2021 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	2	$522,000
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	1	431,000
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	3	953,000

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	3	$953,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during the three months ended June 30, 2021 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$3,760,000	$0	$13,887,000	$471,000	$0
Charge-Offs	0	0	0	0	0
Payments	(845,000)	0	(685,000)	(318,000)	0
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	2,648,000	0	686,000	0	0
Ending Balance	$5,563,000	$0	$13,888,000	$153,000	$0

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$1,099,000	$820,000
Charge-Offs	0	0
Payments	(115,000)	(131,000)
Transfers to ORE	0	0
Net Additions/Deletions	412,000	10,000
Ending Balance	$1,396,000	$699,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during the six months ended June 30, 2021 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$6,414,000	$0	$14,797,000	$480,000	$0
Charge-Offs	0	0	0	0	0
Payments	(3,521,000)	0	(1,595,000)	(327,000)	0
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	2,670,000	0	686,000	0	0
Ending Balance	$5,563,000	$0	$13,888,000	$153,000	$0

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$1,146,000	$806,000
Charge-Offs	0	0
Payments	(232,000)	(153,000)
Transfers to ORE	0	0
Net Additions/Deletions	482,000	46,000
Ending Balance	$1,396,000	$699,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance related to loans categorized as troubled debt restructurings was as follows:

	June 30, 2021	December 31, 2020

Commercial:
Commercial and industrial	$355,000	$53,000
Vacant land, land development, and residential construction	0	0
Real estate – owner occupied	117,000	59,000
Real estate – non-owner occupied	5,000	8,000
Real estate – multi-family and residential rental	0	0
Total commercial	477,000	120,000

Retail:
Home equity and other	175,000	202,000
1-4 family mortgages	103,000	145,000
Total retail	278,000	347,000

Total related allowance	$755,000	$467,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	June 30, 2021	December 31, 2020

Land and improvements	$14,553,000	$16,533,000
Buildings	55,718,000	56,114,000
Furniture and equipment	22,467,000	21,522,000
	92,738,000	94,169,000
Less: accumulated depreciation	34,488,000	35,210,000

Premises and equipment, net	$58,250,000	$58,959,000

Depreciation expense totaled $1.4 million and $1.3 million during the second quarters of 2021 and 2020, respectively. Depreciation expense totaled $2.8 million during the first six months of 2021, compared to $2.5 million during the first six months of 2020.

5.    DEPOSITS

Our total deposits at June 30, 2021 totaled $3.67 billion, an increase of $260 million, or 7.6%, from December 31, 2020. The components of our outstanding balances at June 30, 2021 and December 31, 2020, and percentage change in deposits from the end of 2020 to the end of the second quarter of 2021, are as follows:

	June 30, 2021		December 31, 2020		Percent Increase
	Balance	%	Balance	%	(Decrease)

Noninterest-bearing demand	$1,620,829,000	44.1%	$1,433,403,000	42.0%	13.1%
Interest-bearing checking	477,151,000	13.0	473,053,000	13.9	0.9
Money market	725,681,000	19.8	611,912,000	17.9	18.6
Savings	387,783,000	10.6	338,070,000	9.9	14.7
Time, under $100,000	142,531,000	3.9	165,548,000	4.9	(13.9)
Time, $100,000 and over	286,383,000	7.8	342,633,000	10.0	(16.4)
Total local deposits	3,640,358,000	99.2	3,364,619,000	98.6	8.2

Out-of-area time, $100,000 and over	30,913,000	0.8	46,934,000	1.4	(34.1)

Total deposits	$3,671,271,000	100.0%	$3,411,553,000	100.0%	7.6%

Total time deposits of more than $250,000 totaled $219 million and $272 million at June 30, 2021 and December 31, 2020, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements follows:

	Six Months Ended June 30, 2021	Twelve Months Ended December 31, 2020

Outstanding balance at end of period	$169,737,000	$118,365,000
Average interest rate at end of period	0.11%	0.12%

Average daily balance during the period	$141,861,000	$132,880,000
Average interest rate during the period	0.11%	0.12%
Maximum daily balance during the period	$180,719,000	$173,186,000

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

7.     FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES

Federal Home Loan Bank of Indianapolis (“FHLBI”) advances totaled $394 million at June 30, 2021 and December 31, 2020, and were expected to mature at varying dates from November 2021 through June 2027, with fixed rates of interest from 0.55% to 3.18% and averaging 2.06% as of both dates.

Each advance is payable at its maturity date and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of June 30, 2021 totaled $807 million, with remaining availability based on collateral equaling $407 million.

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on our credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. There was no liability balance for these instruments as of June 30, 2021 and December 31, 2020.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at June 30, 2021 and December 31, 2020 follows:

	June 30, 2021	December 31, 2020

Commercial unused lines of credit	$1,112,887,000	$1,019,496,000
Unused lines of credit secured by 1 – 4 family residential properties	60,021,000	59,396,000
Credit card unused lines of credit	81,190,000	72,495,000
Other consumer unused lines of credit	54,540,000	30,707,000
Commitments to make loans	161,227,000	227,558,000
Standby letters of credit	26,234,000	20,543,000
	$1,496,099,000	$1,430,195,000

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

The estimated fair values of derivative instruments as of June 30, 2021 are reflected in the following table.

	Notional Amount	Balance Sheet Location	Fair Value

Derivative Assets
Interest rate swaps	$118,326,000	Other Assets	$2,573,000

Derivative Liabilities
Interest rate swaps	118,326,000	Other Liabilities	2,665,000

The effect of interest rate swaps that are not designated as hedging instruments resulted in noninterest expense of less than $0.1 million during the first six months of 2021.

The estimated fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $2.7 million as of June 30, 2021. Cash collateral totaling $2.3 million was provided to the counterparty correspondent bank as of June 30, 2021.

Interest rate swaps entered into with commercial loan customers had notional amounts aggregating $118.3 million as of June 30, 2021. Associated credit exposure is generally mitigated by securing the interest rates swaps with the underlying collateral of the loan instrument that has been hedged.

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

10.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	Level in	June 30, 2021		December 31, 2020
	Fair Value Hierarchy	Carrying Values	Fair Values	Carrying Values	Fair Values

Financial assets:
Cash	Level 1	$17,782	$17,782	$16,953	$16,953
Cash equivalents	Level 2	741,749	741,749	609,053	609,053
Securities available for sale	(1)	506,125	506,125	387,347	387,347
FHLBI stock	(2)	18,002	18,002	18,002	18,002
Loans, net	Level 3	3,212,928	3,297,771	3,155,503	3,294,522
Mortgage loans held for sale	Level 2	27,720	28,915	22,888	24,029
Mortgage servicing rights	Level 2	10,168	13,769	8,189	10,006
Accrued interest receivable	Level 2	9,651	9,651	10,861	10,861

Financial liabilities:
Deposits	Level 2	3,671,271	3,656,246	3,411,553	3,397,768
Repurchase agreements	Level 2	169,737	169,737	118,365	118,365
FHLBI advances	Level 2	394,000	407,972	394,000	410,881
Subordinated debentures	Level 2	47,904	47,859	47,563	47,574
Accrued interest payable	Level 2	1,885	1,885	2,313	2,313

(1)	See Note 11 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.

(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions; therefore, fair value is estimated at carrying amount.

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

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government agencies, and municipal general obligation and revenue bonds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information that becomes known to us necessitates an impairment. There was no such impairment as of June 30, 2021 or December 31, 2020. We have no Level 1 securities available for sale.

Derivatives. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves.

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of June 30, 2021 and December 31, 2020, we determined the fair value of our mortgage loans held for sale to be $28.9 million and $24.0 million, respectively.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  FAIR VALUES (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government agency debt obligations	$320,141,000	$0	$320,141,000	$0
Mortgage-backed securities	37,319,000	0	37,319,000	0
Municipal general obligation bonds	129,435,000	0	128,718,000	717,000
Municipal revenue bonds	18,730,000	0	18,730,000	0
Other investments	500,000	0	500,000	0
Total	$506,125,000	$0	$505,408,000	$717,000

There were no transfers in or out of Level 1, Level 2 or Level 3 during the first six months of 2021. The less than $0.1 million reduction in Level 3 municipal general obligation bonds during the first six months of 2021 reflects the scheduled maturities of such bonds.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  FAIR VALUES (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2021 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$4,999,000	$0	$0	$4,999,000
Foreclosed assets	404,000	0	0	404,000
Total	$5,403,000	$0	$0	$5,403,000

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2020 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$2,880,000	$0	$0	$2,880,000
Foreclosed assets	701,000	0	0	701,000
Total	$3,581,000	$0	$0	$3,581,000

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At June 30, 2021 and December 31, 2020, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since June 30, 2021 that we believe have changed our bank’s categorization.

Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Total capital (to risk weighted assets)
Consolidated	$481,324	13.1%	$294,175	8.0%	NA	NA
Bank	477,684	13.0	293,957	8.0	367,447	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	445,410	12.1	220,631	6.0	NA	NA
Bank	441,770	12.0	220,468	6.0	293,957	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	399,581	10.9	165,474	4.5	NA	NA
Bank	441,770	12.0	165,351	4.5	238,841	6.5
Tier 1 capital (to average assets)
Consolidated	445,410	9.5	188,065	4.0	NA	NA
Bank	441,770	9.4	187,971	4.0	234,964	5.0

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

Our consolidated capital levels as of June 30, 2021 and December 31, 2020 include $45.8 million and $45.5 million, respectively, of trust preferred securities. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of June 30, 2021 and December 31, 2020, all $45.8 million and $45.5 million, respectively, of the trust preferred securities were included in our consolidated Tier 1 capital.

Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of June 30, 2021, our bank meets all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 14, 2021, our Board of Directors declared a cash dividend on our common stock in the amount of $0.29 per share that was paid on March 17, 2021 to shareholders of record as of March 5, 2021. On April 15, 2021, our Board of Directors declared a cash dividend on our common stock in the amount of $0.29 per share that was paid on June 16, 2021 to shareholders of record as of June 4, 2021. On July 15, 2021, our Board of Directors declared a cash dividend on our common stock in the amount of $0.30 per share that will be paid on September 15, 2021 to shareholders of record as of September 3, 2021.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  REGULATORY MATTERS (Continued)

In May 2021, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. This program replaces a similar $20.0 million program that had been announced in May 2019 that was nearing exhaustion. During the first six months of 2021, we repurchased a total of approximately 347,000 shares at a total price of $10.9 million, at an average price per share of $31.28. Availability under the repurchase plan totaled $17.3 million as of June 30, 2021. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank.

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

Future Factors include, among others, adverse changes in interest rates and interest rate relationships; increasing rates of inflation and slower growth rates; significant declines in the value of commercial real estate; market volatility; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation or actions by bank regulators; changes in the method of determining Libor and the phase out of Libor; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; risks associated with cyber-attacks on our computer systems; governmental and regulatory policy changes; our participation in the Paycheck Protection Program administered by the Small Business Administration; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; damage to our reputation resulting from adverse publicity, regulatory actions, litigation, operational failures, the failure to meet client expectations and other facts; changes in the national and local economies, including the significant disruption to financial market and other economic activity caused by the outbreak and continuance of the Coronavirus Pandemic; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2020, our March 31, 2021 Form 10-Q or in this report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Bank of Michigan (“our bank”) and our bank’s subsidiary, Mercantile Insurance Center, Inc. (“our insurance company”), at June 30, 2021 and December 31, 2020 and the results of operations for the three months and six months ended June 30, 2021 and June 30, 2020. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

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

Financial institutions were not required to comply with the Current Expected Credit Loss (“CECL”) methodology requirements from the enactment date of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) until the earlier of the end of the President’s declaration of a National Emergency or December 31, 2020. The Consolidated Appropriations Act, 2021, that was enacted in December 2020, provided for an extension of the required CECL adoption date to January 1, 2022, which is the date we expect to adopt. An economic forecast is a key component of the CECL methodology. As we continue to experience an unprecedented economic environment whereby a sizable portion of the economy has been significantly impacted by government-imposed activity limitations and similar reactions by businesses and individuals, substantial government stimulus has been provided to businesses, individuals and state and local governments and financial institutions have offered businesses and individuals payment relief options, economic forecasts are regularly revised. Given the high degree of uncertainty surrounding economic forecasting, we have elected to postpone the adoption of CECL, and will continue to use our incurred loan loss reserve model as permitted.

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

The Paycheck Protection Program (“PPP”) reflects a substantial expansion of the Small Business Administration’s 100% guaranteed 7(a) loan program. The CARES Act authorized up to $350 billion in loans to businesses with fewer than 500 employees, including non-profit organizations, tribal business concerns, self-employed and individual contractors. The PPP provides 100% guaranteed loans to cover specific operating costs. PPP loans are eligible to be forgiven based upon certain criteria. In general, the amount of the loan that is forgivable is the sum of the payroll costs, interest payments on mortgages, rent and utilities incurred or paid by the business during a prescribed period beginning on the loan origination date. Any remaining balance after forgiveness is maintained at the 100% guarantee for the duration of the loan. The interest rate on the loan is fixed at 1.00%, with the financial institution receiving a loan origination fee paid by the Small Business Administration. The loan origination fees, net of the direct origination costs, are accreted into interest income on loans using the level yield methodology. The program ended on August 8, 2020. We originated approximately 2,200 loans aggregating $553 million. As of June 30, 2021, we recorded forgiveness transactions on approximately 1,900 loans aggregating $487 million. Net loan origination fees of $3.5 million were recorded during the first six months of 2021.

The Consolidated Appropriations Act, 2021 authorized an additional $284 billion in Second Draw PPP loans (“Second Draw”). The program ended on May 31, 2021. Under the Second Draw, we originated approximately 1,200 loans aggregating $209 million. As of June 30, 2021, we recorded forgiveness transactions on approximately 200 loans aggregating $29.2 million. Net loan origination fees of $2.2 million were recorded during the first six months of 2021 under the Second Draw.

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

MERCANTILE BANK CORPORATION

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

In early April 2020, in response to the early stages of the Coronavirus Pandemic and its pervasive impact across the economy and financial markets, we developed internal programs of loan payment deferments for commercial and retail borrowers. For commercial borrowers, we offered 90-day (three payments) interest only amendments as well as 90-day (three payments) principal and interest payment deferments. Under the latter program, borrowers were extended a 12-month single payment note at 0% interest in an amount equal to three payments, with loan proceeds used to make the scheduled payments. The single payment notes receive a loan grade equal to the loan grade of each respective borrowing relationship. Certain of our commercial loan borrowers subsequently requested and received an additional 90-day (three payments) interest only amendment or 90-day (three payments) principal and interest payment deferment. Under the latter program, the amount equal to the three payments was added to the original deferment note which has nine months remaining to maturity; however, the original 0% interest rate is modified to equal the rate associated with each borrower’s traditional lending relationship with us for the remainder of the term. At the peak of activity in mid-2020, nearly 750 borrowers with loan balances aggregating $719 million were participating in the commercial loan payment deferment program. As of June 30, 2021, we had no loans in the commercial loan payment deferment program.

For retail borrowers, we offered 90-day (three payments) principal and interest payment deferments, with deferred amounts added to the end of the loan. As of June 30, 2020, we had processed 260 principal and interest payment deferments with loan balances totaling $23.8 million. As of June 30, 2021, only six borrowers with loan balances aggregating $0.5 million remained in the retail loan payment deferment program.

Financial Overview

We reported net income of $18.1 million, or $1.12 per diluted share, for the second quarter of 2021, compared to net income of $8.7 million, or $0.54 per diluted share, during the second quarter of 2020. Net income for the first six months of 2021 totaled $32.3 million, or $2.00 per diluted share, compared to $19.4 million, or $1.19 per diluted share, during the first six months of 2020.

Commercial loans increased $16.3 million during the first six months of 2021, reflecting the combined net growth of core commercial loans and net activity under the PPP. Core commercial loans increased $135 million, or approximately 11% on an annualized basis, during the first six months of 2021. Net PPP loans declined $119 million during the first six months of 2021, comprised of $209 in million PPP loans extended and $328 million in forgiveness transactions. As a percentage of total commercial loans, commercial and industrial loans (excluding PPP loans) and owner occupied commercial real estate (“CRE”) loans combined equaled 54.9% as of June 30, 2021, compared to 53.9% at December 31, 2020. The new commercial loan pipeline remains strong, and at June 30, 2021, we had $167 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase.

MERCANTILE BANK CORPORATION

The overall quality of our loan portfolio remains strong, with nonperforming loans equaling only 0.08% of total loans as of June 30, 2021. Accruing loans past due 30 to 89 days remain very low. Gross loan charge-offs totaled less than $0.1 million during the second quarter of 2021, and aggregated $0.1 million for the first six months of the year, while recoveries of prior period loan charge-offs equaled $0.4 million and $0.9 million during the respective time periods. A net loan recovery, as a percentage of average total loans, equaled an annualized 0.04% and 0.05% during the second quarter and first six months of 2021, respectively.

We recorded a negative loan loss provision expense of $3.1 million during the second quarter of 2021, compared to a provision expense of $7.6 million during the second quarter of 2020. We recorded a negative loan loss provision expense of $2.8 million during the first six months of 2021, compared to a provision expense of $8.4 million during the first six months of 2020. The negative provision expense recorded in the 2021 periods was mainly comprised of a reduced reserve allocation associated with the economic and business conditions environmental factor, reflecting improvement in both current and forecasted economic conditions. The provision expense recorded during the 2020 periods mainly consisted of an allocation associated with a newly created Coronavirus Pandemic environmental factor (“Covid-19 factor”) and an increased allocation related to the existing economic and business conditions environmental factor. The Covid-19 factor was added to address the unique challenges and economic uncertainty resulting from the Coronavirus Pandemic and its potential impact on the collectability of the loan portfolio.

Interest-earning balances, primarily consisting of funds deposited at the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate risk sensitivity. During the first six months of 2021, the average balance of these funds equaled $606 million, or 13.8% of average earning assets, compared to $203 million, or 5.6% of average earning assets, during the first six months of 2020, and a more typical $81.3 million, or 2.5% of average earning assets, during the first six months of 2019. The elevated level during 2020 and into the first half of 2021 primarily reflects increased local deposits stemming from federal government stimulus payments and reduced business and consumer investing and spending. The excess level of funds on deposit with the Federal Reserve Bank of Chicago had a negative impact of 35 to 40 basis points on our net interest margin during the second quarter and first six months of 2021.

Total local deposits increased $276 million during the first six months of 2021, and are up $1.1 billion since year-end 2019, equating to growth rates of about 8% and 42%, respectively. Approximately two-thirds of the deposit increase during the first six months of 2021 and the last 18 months is comprised of increased noninterest-bearing checking account balances.

Net interest income increased $0.3 million during the second quarter of 2021 compared to the second quarter of 2020, while decreasing $0.5 million during the first six months of 2021 compared to the first six months of 2020. Interest income and interest expense declined during the 2021 periods compared to the prior-year periods primarily due to Federal Open Market Committee’s (“FOMC”) federal funds rate cuts totaling 150 basis points in March of 2020 and a low interest rate environment since that time. Interest income declined by $1.4 million during the second quarter of 2021 from the second quarter of 2020, and was down $4.5 million during the first six months of 2021 compared to the first six months of 2020. During the same time periods, interest expense was down $1.7 million and $4.1 million, respectively.

Noninterest income during the second quarter of 2021 was $14.6 million, compared to $11.0 million during the prior-year second quarter. Noninterest income during the first six months of 2021 was $28.0 million, compared to $17.5 million during the same time period in 2020. The improved level mainly resulted from increased mortgage banking income and fee income generated from a commercial lending interest rate swap program that was introduced in the latter part of 2020. In addition, a gain on the sale of a branch totaling $1.1 million was recorded during the second quarter of 2021.

Noninterest expense during the second quarter of 2021 was $26.2 million, compared to $23.2 million during the prior-year second quarter. Noninterest expense during the first six months of 2021 was $51.3 million, compared to $46.2 million during the same time period in 2020. A majority of the increase is in salary and benefit costs, in large part reflecting increased health insurance costs, annual employee merit pay increases, and a lower level of deferred salary costs associated with PPP loan originations. In addition, we accrued for our bonus programs during the 2021 periods, which we did not do during the 2020 periods due to the onset of the Coronavirus Pandemic.

MERCANTILE BANK CORPORATION

Financial Condition

Our total assets increased $320 million during the first six months of 2021, and totaled $4.76 billion as of June 30, 2021. Total loans increased $55.4 million, securities available for sale were up $119 million and interest-earning deposits grew by $120 million, while total deposits increased $260 million and sweep accounts were up $51.4 million, during the first six months of 2021.

Commercial loans increased $16.3 million during the first six months of 2021, and at June 30, 2021 totaled $2.81 billion, or 86.5% of the loan portfolio. As of December 31, 2020, the commercial loan portfolio comprised 87.5% of total loans. The increase in commercial loans reflects the combined net growth of core commercial loans and net activity under the PPP. Core commercial loans increased $135 million, or approximately 11% on an annualized basis, while PPP loans declined $119 million, comprised of $209 million in PPP loans extended and $328 million in forgiveness transactions, during the first six months of 2021. Core commercial and industrial loans increased $135 million, non-owner occupied CRE loans grew $33.6 million, owner occupied CRE loans were up $20.6 million and multi-family and residential rental property loans increased $15.8 million, while vacant land, land development and residential construction loans declined $11.9 million. As a percentage of total commercial loans, commercial and industrial loans (excluding PPP loans) and owner occupied CRE loans combined equaled 54.9% as of June 30, 2021, compared to 53.9% at December 31, 2020.

As of June 30, 2021, availability on existing construction and development loans totaled $167 million, with most of those funds expected to be drawn over the next 12 to 18 months. Our current pipeline reports indicate continued strong commercial loan funding opportunities in future periods, including $161 million in new lending commitments, a majority of which we expect to be accepted and funded over the next 12 to 18 months. Our commercial lenders also report ongoing additional opportunities they are currently discussing with existing and potential new borrowers. We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship, as well as concentration limits we have established within our commercial loan portfolio.

Residential mortgage loans increased $42.4 million during the first six months of 2021, totaling $380 million, or 11.7% of total loans, as of June 30, 2021. Activity within the residential mortgage loan function was very active during the first half of 2021, primarily reflecting refinance transactions spurred by low residential mortgage loan interest rates, strength in home purchase activity, and the continuing success of strategic initiatives that have been implemented over the past several years to gain market share and increase production. We originated $482 million in residential mortgage loans during the first six months of 2021, an increase of over 18% compared to originations during the first six months of 2020. The production composition during the first six months of 2021 was almost equal between purchase and refinance residential mortgage loans; however, the mix changed significantly between the first and second quarters. Refinance residential mortgage loans comprised approximately 67% of production during the first three months of 2021, but dropped to about 39% during the second quarter. Residential mortgage loans originated for sale, generally consisting of longer-term fixed rate residential mortgage loans, during the first six months of 2021 totaled $336 million, or approximately 70% of total residential mortgage loans originated. During the first six months of 2020, residential mortgage loans originated for sale totaled $321 million, or about 79% of total mortgage loans originated. Residential mortgage loans originated not sold are generally comprised of adjustable rate residential mortgage loans. We are pleased with the results of our strategic initiatives associated with the growth of our residential mortgage banking operation over the past few years, and remain optimistic that origination volumes will remain solid in future periods.

Other consumer-related loans declined $3.4 million during the first six months of 2021, and at June 30, 2021 totaled $58.2 million, or 1.8% of total loans. Other consumer-related loans comprised 1.9% of total loans as of December 31, 2020. We expect this loan portfolio segment to decline in future periods as scheduled principal payments exceed anticipated new loan origination volumes.

MERCANTILE BANK CORPORATION

The following table summarizes our loan portfolio over the past twelve months:

	6/30/21	3/31/21	12/31/20	9/30/20	6/30/20
Commercial:
Commercial & Industrial	$1,103,807,000	$1,284,507,000	$1,145,423,000	$1,321,419,000	$1,307,455,000
Land Development & Construction	43,111,000	58,738,000	55,055,000	50,941,000	52,984,000
Owner Occupied Commercial RE	550,504,000	544,342,000	529,953,000	549,364,000	567,621,000
Non-Owner Occupied Commercial RE	950,993,000	932,334,000	917,436,000	878,897,000	841,145,000
Multi-Family & Residential Rental	161,894,000	147,294,000	146,095,000	137,740,000	132,047,000
Total Commercial	2,810,309,000	2,967,215,000	2,793,962,000	2,938,361,000	2,901,252,000

Retail:
1-4 Family Mortgages	380,292,000	337,844,000	337,888,000	348,460,000	367,061,000
Home Equity & Other Consumer Loans	58,240,000	59,311,000	61,620,000	63,723,000	64,743,000
Total Retail	438,532,000	397,155,000	399,508,000	412,183,000	431,804,000

Total	$3,248,841,000	$3,364,370,000	$3,193,470,000	$3,350,544,000	$3,333,056,000

(*) Includes $246 million, $455 million, $365 million, $555 million and $549 million in loans originated under the Paycheck Protection Program for June 30, 2021, March 31, 2021, December 31, 2020, September 30, 2020, and June 30, 2020, respectively.

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

Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest and foreclosed properties, totaled $3.2 million (0.1% of total assets) as of June 30, 2021, compared to $4.1 million (0.1% of total assets) as of December 31, 2020. Given the low level of nonperforming loans and accruing loans 30 to 89 days delinquent, combined with the manageable and steady level of watch list credits and what we believe are strong credit administration practices, we remain pleased with the overall quality of the loan portfolio.

MERCANTILE BANK CORPORATION

The following tables provide a breakdown of nonperforming assets by collateral type:

NONPERFORMING LOANS

	6/30/21	3/31/21	12/31/20	9/30/20	6/30/20
Residential Real Estate:
Land Development	$34,000	$34,000	$35,000	$36,000	$36,000
Construction	0	0	0	198,000	198,000
Owner Occupied / Rental	2,096,000	2,294,000	2,519,000	2,399,000	2,552,000
	2,130,000	2,328,000	2,554,000	2,633,000	2,786,000

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	0	283,000	619,000	1,262,000	275,000
Non-Owner Occupied	0	0	22,000	23,000	25,000
	0	283,000	641,000	1,285,000	300,000

Non-Real Estate:
Commercial Assets	606,000	169,000	172,000	198,000	98,000
Consumer Assets	10,000	13,000	17,000	25,000	28,000
	616,000	182,000	189,000	223,000	126,000

Total	$2,746,000	$2,793,000	$3,384,000	$4,141,000	$3,212,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	6/30/21	3/31/21	12/31/20	9/30/20	6/30/20
Residential Real Estate:
Land Development	$0	$0	$0	$0	$0
Construction	0	0	0	0	0
Owner Occupied / Rental	41,000	11,000	88,000	198,000	198,000
	41,000	11,000	88,000	198,000	198,000

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	363,000	363,000	613,000	314,000	0
Non-Owner Occupied	0	0	0	0	0
	363,000	363,000	613,000	314,000	0

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$404,000	$374,000	$701,000	$512,000	$198,000

MERCANTILE BANK CORPORATION

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
	2021	2021	2020	2020	2020

Beginning balance	$2,793,000	$3,384,000	$4,141,000	$3,212,000	$3,469,000
Additions, net of transfers to ORE	492,000	116,000	538,000	1,301,000	220,000
Returns to performing status	0	(115,000)	0	(72,000)	(26,000)
Principal payments	(484,000)	(559,000)	(1,064,000)	(249,000)	(278,000)
Loan charge-offs	(55,000)	(33,000)	(231,000)	(51,000)	(173,000)

Total	$2,746,000	$2,793,000	$3,384,000	$4,141,000	$3,212,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
	2021	2021	2020	2020	2020

Beginning balance	$374,000	$701,000	$512,000	$198,000	$271,000
Additions	30,000	0	434,000	314,000	0
Sale proceeds	0	(77,000)	(245,000)	0	(49,000)
Valuation write-downs	0	(250,000)	0	0	(24,000)

Total	$404,000	$374,000	$701,000	$512,000	$198,000

Gross loan charge-offs totaled less than $0.1 million during the second quarter of 2021, and aggregated $0.1 million for the first six months of the year, while recoveries of prior period loan charge-offs equaled $0.4 million and $0.9 million during the respective time periods. A net loan recovery, as a percentage of average total loans, equaled an annualized 0.04% and 0.05% during the second quarter and first six months of 2021, respectively. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries. The allowance equaled $35.9 million, or 1.11% of total loans (1.20% of total loans excluding PPP loans), and over 1,300% of nonperforming loans as of June 30, 2021.

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

MERCANTILE BANK CORPORATION

Financial institutions were not required to comply with the CECL methodology requirements from the enactment date of the CARES Act until the earlier of the end of the President’s declaration of a National Emergency or December 31, 2020. The Consolidated Appropriations Act, 2021, that was enacted in December 2020, provided for an extension of the required CECL adoption date to January 1, 2022, which is the date we plan to adopt. An economic forecast is a key component of the CECL methodology. As we continue to experience an unprecedented economic environment whereby a sizable portion of the economy has been significantly impacted by government-imposed activity limitations and similar reactions by businesses and individuals, substantial government stimulus has been provided to businesses, individuals and state and local governments and financial institutions have offered businesses and individuals payment relief options, economic forecasts are regularly revised. Given the high degree of uncertainty surrounding economic forecasting, we have elected to postpone the adoption of CECL, and will continue to use our incurred loan loss reserve model as permitted.

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

We recorded a negative loan loss provision expense of $3.1 million during the second quarter of 2021, compared to a provision expense of $7.6 million during the second quarter of 2020. We recorded a negative loan loss provision expense of $2.8 million during the first six months of 2021, compared to a provision expense of $8.4 million during the first six months of 2020. The negative provision expense recorded in the 2021 periods was mainly comprised of a reduced reserve allocation associated with the economic and business conditions environmental factor, reflecting improvement in both current and forecasted economic conditions. This change resulted in a reduced required allowance balance of $3.6 million. The provision expense recorded during the 2020 periods mainly consisted of an allocation associated with a newly created Covid-19 factor and an increased allocation related to the existing economic and business conditions environmental factor. The Covid-19 factor was added to address the unique challenges and economic uncertainty resulting from the Coronavirus Pandemic and its potential impact on the collectability of the loan portfolio.

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

MERCANTILE BANK CORPORATION

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired commercial loans. Our migration analysis takes into account various time periods, with most weight placed on the time frame from December 31, 2010 through June 30, 2021. We believe this time period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general consensus of economic conditions in the near future. We are actively monitoring our loan portfolio and assessing reserve allocation factors in light of the Coronavirus Pandemic and its impact on the U.S. economic environment and our customers in particular.

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

As of June 30, 2021, the allowance was comprised of $35.1 million in general reserves relating to non-impaired loans and $0.8 million in specific reserves on other loans, primarily accruing loans designated as troubled debt restructurings. Troubled debt restructurings totaled $21.7 million at June 30, 2021, consisting of $0.9 million that are on nonaccrual status and $20.8 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, are not included in our nonperforming loan totals. Impaired loans with an aggregate carrying value of $0.7 million as of June 30, 2021 had been subject to previous partial charge-offs aggregating $1.0 million over the past ten years. As of June 30, 2021, there were no specific reserves allocated to impaired loans that had been subject to a previous partial charge-off.

The following table provides a breakdown of our loans categorized as troubled debt restructurings:

	6/30/21	3/31/21	12/31/20	9/30/20	6/30/20

Performing	$20,840,000	$19,606,000	$23,133,000	$11,522,000	$16,018,000
Nonperforming	859,000	431,000	510,000	1,113,000	521,000

Total	$21,699,000	$20,037,000	$23,643,000	$12,635,000	$16,539,000

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

MERCANTILE BANK CORPORATION

Securities available for sale increased $119 million during the first six months of 2021, totaling $506 million as of June 30, 2021. Purchases of U.S. Government agency bonds totaled $114 million during the first six months of 2021, in part reflecting the reinvestment of proceeds from called U.S. Government agency bonds that totaled $33.4 million. Purchases of U.S. Government agency guaranteed mortgage-backed securities totaled $18.7 million during the first six months of 2021, consisting of investments in CRA-qualified securities, in part reflecting the reinvestment of $5.7 million from principal paydowns on U.S. Government agency guaranteed mortgage-backed securities. Purchases of municipal bonds totaled $35.7 million during the first six months of 2021; proceeds from matured municipal bonds totaled $5.5 million. At June 30, 2021, the portfolio was primarily comprised of U.S. Government agency bonds (63%), municipal bonds (29%) and U.S. Government agency issued or guaranteed mortgage-backed securities (8%). All of our securities are currently designated as available for sale, and are therefore stated at fair value. The fair value of securities designated as available for sale at June 30, 2021 totaled $506 million, including a net unrealized gain of $1.9 million. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function. We expect purchases during the remainder of 2021 to generally consist of U.S. Government agency bonds and municipal bonds, with the securities portfolio maintained at about 12% of total assets.

FHLBI stock totaled $18.0 million as of June 30, 2021, unchanged from the balance at December 31, 2020. Our investment in FHLBI stock is necessary to engage in their advance and other financing programs. We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

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

Interest-earning balances, primarily consisting of funds deposited at the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate sensitivity. During the first six months of 2021, the average balance of these funds equaled $606 million, or 13.8% of average earning assets, compared to $203 million, or 5.6% of average earning assets, during the first six months of 2020, and a more typical $81.3 million, or 2.5% of average earning assets, during the first six months of 2019. The elevated level during 2020 and into the first half of 2021 primarily reflects increased local deposits stemming from federal government stimulus payments and reduced business and consumer investing and spending. The excess level of funds on deposit with the Federal Reserve Bank of Chicago had a negative impact of 35 to 40 basis points on our net interest margin during the second quarter and first six months of 2021. We expect the level of interest-earning deposit balances to remain elevated through the remainder of 2021 and into 2022.

Net premises and equipment equaled $58.3 million at June 30, 2021, representing a decrease of $0.7 million during the first six months of 2021. An aggregate increase of $5.6 million stems from facility remodeling and new lease activities, while a decline of $3.5 million was recorded from the sale of a branch facility (along with the associated loans and deposits) to another financial institution and the sale of a former branch facility. Depreciation expense totaled $2.8 million during the first six months of 2021. Foreclosed and repossessed assets equaled $0.4 million as of June 30, 2021, a reduction of $0.3 million from December 31, 2020.

Total deposits increased $260 million during the first six months of 2021, totaling $3.67 billion at June 30, 2021. Local deposits increased $276 million, while out-of-area deposits decreased $16.0 million. As a percentage of total deposits, out-of-area deposits equaled 0.8% as of June 30, 2021, compared to 1.4% as of December 31, 2020.

MERCANTILE BANK CORPORATION

Noninterest-bearing checking accounts increased $187 million during the first six months of 2021, while interest-bearing checking accounts and money market deposit accounts grew $4.1 million and $114 million, respectively. The increases in these transactional deposit products largely reflect federal government stimulus, especially the PPP, as well as lower business investing and spending. Savings deposits were up $49.7 million, primarily reflecting the impact of federal government stimulus programs and lower consumer investing and spending. Local time deposits decreased $79.3 million during the first six months of 2021, primarily reflecting the maturity and withdrawal of funds from certain public unit time deposits and time deposits that were opened as part of a special time deposit campaign we ran during early 2019. The reduction in out-of-area deposits during the first six months of 2021 reflects maturities during the period that were not replaced as the funds were no longer needed.

Total local deposits have increased $1.08 billion since December 31, 2019. Noninterest-bearing checking accounts have grown $696 million during this time period, while interest-bearing checking accounts and money market deposit accounts are up $145 million and $216 million, respectively. The increases in these transactional deposit products largely reflect federal government stimulus, especially the PPP, as well as lower business investing and spending. Savings deposits are up $118 million, primarily reflecting the impact of federal government stimulus programs and lower consumer investing and spending.

Sweep accounts increased $51.4 million during the first six months of 2021, totaling $170 million as of June 30, 2021. The aggregate balance of this funding type can be subject to relatively large fluctuations given the nature of the customers utilizing this product and the sizable balances of many of the customers. The average balance of sweep accounts equaled $142 million during the first six months of 2021, with a high balance of $181 million and low balance of $113 million. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings.

FHLBI advances aggregated $394 million as of June 30, 2021, unchanged from the year-end 2020 balance. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family property loans, first mortgage liens on commercial real estate loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of June 30, 2021 totaled $807 million, with remaining availability based on collateral equaling $407 million.

Shareholders’ equity was $452 million at June 30, 2021, compared to $442 million at December 31, 2020. The $10.3 million increase during the first six months of 2021 primarily reflects the positive impact of net income totaling $32.3 million, partially offset by the negative impact of cash dividends and common stock repurchases totaling $9.2 million and $10.9 million, respectively. Reflecting an increase in market interest rates, the change in net unrealized holding gain/loss on securities available for sale, net of tax effect, had a $4.0 million negative impact on shareholders’ equity during the first six months of 2021.

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

To assist in providing needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLBI, totaled $425 million, or 10.0% of combined deposits and borrowed funds, as of June 30, 2021, compared to $441 million, or 11.2% of combined deposits and borrowed funds, as of December 31, 2020.

MERCANTILE BANK CORPORATION

Sweep accounts increased $51.4 million during the first six months of 2021, totaling $170 million as of June 30, 2021. The aggregate balance of this funding type can be subject to relatively large fluctuations given the nature of the customers utilizing this product and the sizable balances of many of the customers. The average balance of sweep accounts equaled $142 million during the first six months of 2021, with a high balance of $181 million and low balance of $113 million. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings.

Information regarding repurchase agreements as of June 30, 2021 and during the first six months of 2021 is as follows:

Outstanding balance at June 30, 2021	$169,737,000
Weighted average interest rate at June 30, 2021	0.11%
Maximum daily balance six months ended June 30, 2021	$180,719,000
Average daily balance for six months ended June 30, 2021	$141,861,000
Weighted average interest rate for six months ended June 30, 2021	0.11%

FHLBI advances aggregated $394 million as of June 30, 2021, unchanged from the year-end 2020 balance. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family property loans, first mortgage liens on commercial real estate loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of June 30, 2021 totaled $807 million, with remaining availability based on collateral equaling $407 million.

We also have the ability to borrow up to $70.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit. We did not access the lines of credit during the first six months of 2021. In contrast, our interest-earning deposit balance with the Federal Reserve Bank of Chicago averaged $564 million during the first six months of 2021. We also have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using certain municipal bonds as collateral, we could have borrowed up to $35.2 million as of June 30, 2021. We did not utilize this line of credit during the first six months of 2021 or at any time during the previous twelve fiscal years, and do not plan to access this line of credit in future periods.

The following table reflects, as of June 30, 2021, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$3,211,444,000	$0	$0	$0	$3,211,444,000
Time deposits	271,352,000	136,357,000	52,118,000	0	459,827,000
Short-term borrowings	169,737,000	0	0	0	169,737,000
Federal Home Loan Bank advances	60,000,000	174,000,000	110,000,000	50,000,000	394,000,000
Subordinated debentures	0	0	0	47,904,000	47,904,000
Other borrowed money	0	0	0	1,565,000	1,565,000
Property leases	777,000	1,521,000	481,000	1,173,000	3,952,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of June 30, 2021, we had a total of $1.47 billion in unfunded loan commitments and $26.2 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $1.31 billion were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $161 million were for loan commitments generally expected to close and become funded within the next 12 to 18 months. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

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

Capital Resources

Shareholders’ equity was $452 million at June 30, 2021, compared to $442 million at December 31, 2020. The $10.3 million increase during the first six months of 2021 primarily reflects the positive impact of net income totaling $32.3 million, partially offset by the negative impact of cash dividends and common stock repurchases totaling $9.2 million and $10.9 million, respectively. Reflecting an increase in market interest rates, the change in net unrealized holding gain/loss on securities available for sale, net of tax effect, had a $4.0 million negative impact on shareholders’ equity during the first six months of 2021.

In May 2021, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. This program replaces a similar $20.0 million program that had been announced in May 2019 that was nearing exhaustion. During the first six months of 2021, we repurchased a total of approximately 347,000 shares at a total price of $10.9 million, at an average price per share of $31.28. Availability under the repurchase plan totaled $17.3 million as of June 30, 2021. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of June 30, 2021, our bank met all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis.

As of June 30, 2021, our bank’s total risk-based capital ratio was 13.0%, compared to 13.5% at December 31, 2020. Our bank’s total regulatory capital increased $20.5 million during the first six months of 2021, in large part reflecting the net impact of net income totaling $34.9 million and cash dividends paid to us aggregating $13.0 million. Our bank’s total risk-based capital ratio was also impacted by a $285 million increase in total risk-weighted assets, primarily resulting from growth in core commercial loans and securities available for sale. As of June 30, 2021, our bank’s total regulatory capital equaled $478 million, or $110 million in excess of the 10.0% minimum which is among the requirements to be categorized as “well capitalized.” Our and our bank’s capital ratios as of June 30, 2021 and December 31, 2020 are disclosed in Note 12 of the Notes to Consolidated Financial Statements.

Results of Operations

We recorded net income of $18.1 million, or $1.12 per basic and diluted share, for the second quarter of 2021, compared to net income of $8.7 million, or $0.54 per basic and diluted share, for the second quarter of 2020. We recorded net income of $32.3 million, or $2.00 per basic and diluted share, for the first six months of 2021, compared to net income of $19.4 million, or $1.19 per basic and diluted share, for the first six months of 2020.

MERCANTILE BANK CORPORATION

The improved levels of net income during the second quarter and first six months of 2021 compared to the respective prior-year periods primarily resulted from lower provision expense and increased noninterest income, which more than offset higher noninterest expense. Negative loan loss provisions were recorded during the second quarter and first six months of 2021, primarily reflecting a reduced allocation associated with the economic and business conditions environmental factor. Growth in noninterest income during the current-year second quarter mainly resulted from fee income generated from an interest rate swap program that was introduced during the fourth quarter of 2020, a gain on the sale of a branch, and increased credit and debit card income, while growth in noninterest income during the first six months of 2021 primarily reflected improved mortgage banking income, along with increases in the aforementioned revenue streams. The higher levels of noninterest expense mainly reflected increased compensation costs.

Interest income during the second quarter of 2021 was $35.8 million, a decrease of $1.4 million, or 3.7%, from the $37.2 million earned during the second quarter of 2020. The decrease resulted from a lower yield on average earning assets, which more than offset the impact of growth in average earning assets. The yield on average earning assets was 3.20% during the second quarter of 2021, compared to 3.85% during the second quarter of 2020. The decline primarily resulted from a change in earning asset mix. On average, lower-yielding interest-earning deposits represented 13.9% of earning assets during the second quarter of 2021, up from 6.6% during the second quarter of 2020, while higher-yielding loans represented 75.3% of earning assets during the current-year second quarter, down from 84.8% during the prior-year second quarter. A significant volume of excess on-balance sheet liquidity, which initially surfaced in the second quarter of 2020 as a result of the Covid-19 environment and persisted during the remainder of 2020 and the first six months of 2021, negatively impacted the yield on average earning assets by 42 basis points during the second quarter of 2021. The excess funds, consisting primarily of low-yielding deposits with the Federal Reserve Bank of Chicago, are mainly a product of federal government stimulus programs, lower business and consumer spending and investing, and PPP loan forgiveness activities.

Decreased yields on securities and loans also contributed to the lower yield on average earning assets in the current-year second quarter compared to the respective 2020 period. The yield on securities was 1.54% during the second quarter of 2021, down from 3.37% during the prior-year second quarter mainly due to decreased accelerated discount accretion on called U.S. Government agency bonds and lower yields on newly purchased bonds, reflecting the declining interest rate environment. Accelerated discount accretion totaled $0.9 million during the second quarter of 2020; no accelerated discount accretion was recorded during the second quarter of 2021. As part of our interest rate risk management program, U.S. Government agency bonds are periodically purchased at discounts during rising interest rate environments; if these bonds are called during decreasing interest rate environments, the remaining unaccreted discount amounts are immediately recognized as interest income. The yield on loans was 3.99% during the current-year second quarter, down from 4.18% during the second quarter of 2020 primarily due to a decreased yield on commercial loans. The lower yield on commercial loans, which declined from 4.20% during the prior-year second quarter to 4.04% during the second quarter of 2021, mainly stemmed from the origination of new loans and renewal of maturing loans in the decreased interest rate environment. Average earning assets equaled $4.47 billion during the current-year second quarter, up $628 million, or 16.4%, from the level of $3.84 billion during the respective 2020 period; average interest-earning deposits were up $367 million, average securities increased $150 million, and average loans were up $111 million.

MERCANTILE BANK CORPORATION

Interest income during the first six months of 2021 was $70.6 million, a decrease of $4.5 million, or 6.0%, from the $75.1 million earned during the first six months of 2020. The decrease resulted from a lower yield on average earning assets, which more than offset the impact of growth in average earning assets. The yield on average earning assets was 3.23% during the first six months of 2021, compared to 4.17% during the respective 2020 period. The decline primarily resulted from a change in earning asset mix and lower yields on loans and securities. On average, lower-yielding interest-earning deposits represented 13.8% of earning assets during the first six months of 2021, up from 5.6% during the first six months of 2020, while higher-yielding loans represented 75.9% and 84.9% of earning assets during the respective periods. The previously mentioned significant volume of excess on-balance sheet liquidity negatively impacted the yield on average earning assets by 43 basis points during the first six months of 2021. The yield on loans declined from 4.42% during the first six months of 2020 to 4.01% during the first six months of 2021 mainly due to a lower yield on commercial loans, which equaled 4.46% and 4.06% during the respective periods. The decreased yield on commercial loans primarily reflected reduced interest rates on variable-rate commercial loans resulting from the FOMC significantly decreasing the targeted federal funds rate by a total of 150 basis points in March of 2020, along with the origination of new loans and renewal of maturing loans in the lower interest rate environment. The yield on securities was 1.57% during the first six months of 2021, down from 4.06% during the respective 2020 period mainly due to decreased accelerated discount accretion on called U.S. Government agency bonds and lower yields on newly purchased bonds, reflecting the declining interest rate environment. Accelerated discount accretion totaled $2.7 million during the first six months of 2020; accelerated discount accretion of less than $0.1 million was recorded during the first six months of 2021. A decreased yield on interest-earning deposits also contributed to the lower yield on average earning assets during the first six months of 2021 compared to the first six months of 2020. The yield on interest-earning deposits was 0.12% during the first six months of 2021, down from 0.55% during the respective 2020 period, mainly reflecting the decreased interest rate environment. Average earning assets equaled $4.38 billion during the first six months of 2021, up $787 million, or 21.9%, from the level of $3.59 billion during the first six months of 2020; average interest-earning deposits were up $403 million, average loans increased $272 million, and average securities were up $112 million.

Interest expense during the second quarter of 2021 was $4.9 million, a decrease of $1.7 million, or 25.6%, from the $6.6 million expensed during the second quarter of 2020. The decrease is attributable to a lower weighted average cost of interest-bearing liabilities, which equaled 0.74% in the current-year second quarter compared to 1.11% in the prior-year second quarter. The decline mainly reflected lower rates paid on local time deposits and a change in funding mix, consisting of an increase in average lower-cost interest-bearing non-time deposits and a decrease in average higher-cost time deposits as a percentage of average total interest-bearing liabilities. The cost of time deposits declined from 2.04% during the second quarter of 2020 to 1.24% during the current-year second quarter due to lower interest rates paid on local time deposits, reflecting the decreasing interest rate environment, and a change in composition, primarily reflecting a decrease in higher-cost brokered funds. On average, lower-cost non-time deposits represented 60.0% of total interest-bearing liabilities during the second quarter of 2021, up from 49.4% during the second quarter of 2020, while higher-cost time deposits represented 17.7% and 25.0% of total interest-bearing liabilities during the respective periods. A lower cost of borrowed funds also contributed to the decreased weighted average cost of interest-bearing liabilities in the second quarter of 2021 compared to the prior-year second quarter. The cost of borrowed funds decreased from 1.91% during the second quarter of 2020 to 1.73% during the second quarter of 2021, mainly reflecting lower costs of FHLBI advances and subordinated debentures. The cost of FHLBI advances was 2.06% during the second quarter of 2021, down from 2.22% during the prior-year second quarter, primarily reflecting the impact of a blend and extend transaction that was executed in June 2020 with the FHLBI to extend the duration of our advance portfolio as part of our interest rate risk management program and the declining interest rate environment. The cost of subordinated debentures was 3.79% during the second quarter of 2021, down from 5.10% during the respective 2020 period due to decreases in the 90-Day Libor Rate. Average interest-bearing liabilities were $2.67 billion during the second quarter of 2021, up $294 million, or 12.4%, from the $2.38 billion average during the second quarter of 2020.

MERCANTILE BANK CORPORATION

Interest expense during the first six months of 2021 was $10.1 million, a decrease of $4.1 million, or 28.5%, from the $14.2 million expensed during the first six months of 2020. The decrease is attributable to a lower weighted average cost of interest-bearing liabilities, which equaled 0.78% in the first six months of 2021 compared to 1.23% in the respective 2020 period. The decrease in the weighted average cost of interest-bearing liabilities reflected lower costs of time deposits, non-time deposit accounts, and borrowed funds and a change in funding mix, consisting of an increase in average lower-cost interest-bearing non-time deposits and a decrease in average higher-cost time deposits as a percentage of average total interest-bearing liabilities. The cost of time deposits declined from 2.13% during the first six months of 2020 to 1.37% during the respective 2021 period due to lower rates paid on local time deposits, reflecting the decreased interest rate environment, and a change in composition, primarily reflecting a decline in higher-cost brokered funds. The cost of interest-bearing non-time deposit accounts decreased from 0.34% during the first six months of 2020 to 0.21% during the first six months of 2021, primarily reflecting lower interest rates paid on money market accounts; the reduced interest rates mainly reflect the decreasing interest rate environment. The cost of borrowed funds decreased from 2.09% during the first six months of 2020 to 1.75% during the respective 2021 period, primarily reflecting lower costs of FHLBI advances and subordinated debentures. The cost of FHLBI advances was 2.06% during the first six months of 2021, down from 2.31% during the first six months of 2020, primarily reflecting the impact of the aforementioned blend and extend transaction that was executed in June 2020 with the FHLBI and the lower interest rate environment. The cost of subordinated debentures was 3.82% during the first six months of 2021, down from 5.50% during the respective 2020 period due to decreases in the 90-Day Libor Rate. On average, lower-cost non-time deposits represented 58.8% of total interest-bearing liabilities during the first six months of 2021, up from 49.5% during the first six months of 2020, while higher-cost time deposits represented 19.0% and 26.1% of total interest-bearing liabilities during the respective periods. Average interest-bearing liabilities were $2.64 billion during the first six months of 2021, up $328 million, or 14.2%, from the $2.31 billion average during the first six months of 2020.

Net interest income during the second quarter of 2021 was $30.9 million, an increase of $0.3 million, or 1.0%, from the $30.6 million earned during the respective 2020 period. The increase resulted from the positive impact of an increase in average earning assets, which more than offset a lower net interest margin. The net interest margin decreased from 3.17% in the second quarter of 2020 to 2.76% in the current-year second quarter due to a lower yield on average earning assets, which more than offset a reduction in the cost of funds. The decreased yield on average earning assets primarily reflected a change in earning asset mix, along with lower yields on securities and commercial loans, while the decreased cost of funds mainly reflected lower rates paid on local time deposits and a change in funding mix. The previously discussed significant level of excess on-balance sheet liquidity negatively impacted the net interest margin by 37 basis points during the second quarter of 2021.

Net interest income during the first six months of 2021 was $60.4 million, a decrease of $0.5 million, or 0.8%, from the $60.9 million earned during the first six months of 2020. The decrease resulted from a lower net interest margin, which more than offset the positive impact of an increase in average earning assets. The net interest margin decreased from 3.38% in the first six months of 2020 to 2.76% in the respective 2021 period due to a lower yield on average earning assets, which more than offset a reduction in the cost of funds. The decreased yield on average earning assets primarily reflected a change in earning asset mix and lower yields on commercial loans and securities, while the decreased cost of funds mainly reflected lower costs of deposits and borrowed funds and a change in funding mix. The aforementioned significant level of excess on-balance sheet liquidity negatively impacted the net interest margin by 37 basis points during the first six months of 2021.

The following tables set forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflect the average yield on assets and average cost of liabilities for the second quarters and first six months of 2021 and 2020. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield for the second quarters and first six months of 2021 and 2020 have been computed on a tax equivalent basis using a marginal tax rate of 21.0%. Securities interest income was increased by $60,000 in the second quarter of both 2021 and 2020 and $120,000 in the first six months of both 2021 and 2020 for this non-GAAP, but industry standard, adjustment. These adjustments equated to one basis point increases in our net interest margin for each of the 2021 and 2020 periods.

MERCANTILE BANK CORPORATION

	Quarters ended June 30,
	2 0 2 1			2 0 2 0
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$3,365,686	$33,789	3.99%	$3,254,985	$34,322	4.18%
Investment securities	483,805	1,862	1.54	333,843	2,809	3.37
Other interest-earning assets	619,358	183	0.12	251,833	93	0.15
Total interest - earning assets	4,468,849	35,834	3.20	3,840,661	37,224	3.85

Allowance for loan losses	(39,406)			(26,538)
Other assets	323,415			305,450

Total assets	$4,752,858			$4,119,573

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$2,074,759	$2,346	0.45%	$1,767,986	$3,700	0.84%
Short-term borrowings	150,778	40	0.11	163,339	55	0.14
Federal Home Loan Bank advances	394,000	2,050	2.06	394,000	2,214	2.22
Other borrowings	49,421	467	3.74	49,735	624	4.96
Total interest-bearing liabilities	2,668,958	4,903	0.74	2,375,060	6,593	1.11

Noninterest-bearing deposits	1,619,976			1,304,986
Other liabilities	17,995			17,297
Shareholders’ equity	445,929			422,230

Total liabilities and shareholders’ equity	$4,752,858			$4,119,573

Net interest income		$30,931			$30,631

Net interest rate spread			2.46%			2.74%
Net interest spread on average assets			2.61%			2.98%
Net interest margin on earning assets			2.76%			3.17%

MERCANTILE BANK CORPORATION

	Six months ended June 30,
	2 0 2 1			2 0 2 0
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$3,324,006	$66,774	4.01%	$3,052,441	$67,764	4.42%
Investment securities	451,837	3,554	1.57	339,374	6,886	4.06
Other interest-earning assets	605,564	351	0.12	202,735	568	0.55
Total interest - earning assets	4,381,407	70,679	3.23	3,594,550	75,218	4.17

Allowance for loan losses	(38,794)			(25,124)
Other assets	323,759			291,753

Total assets	$4,666,372			$3,861,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$2,050,959	$5,063	0.50%	$1,746,008	$8,342	0.96%
Short-term borrowings	141,861	76	0.11	133,095	94	0.14
Federal Home Loan Bank advances	394,000	4,077	2.06	379,714	4,427	2.31
Other borrowings	49,610	939	3.76	49,709	1,348	5.36
Total interest-bearing liabilities	2,636,430	10,155	0.78	2,308,526	14,211	1.23

Noninterest-bearing deposits	1,565,458			1,114,406
Other liabilities	19,723			17,326
Shareholders’ equity	444,761			420,921

Total liabilities and shareholders’ equity	$4,666,372			$3,861,179

Net interest income		$60,524			$61,007

Net interest rate spread			2.45%			2.94%
Net interest spread on average assets			2.62%			3.17%
Net interest margin on earning assets			2.76%			3.38%

A negative loan loss provision expense of $3.1 million was recorded during the second quarter of 2021, compared to a provision expense of $7.6 million during the second quarter of 2020. A negative loan loss provision expense of $2.8 million was recorded during the first six months of 2021, compared to a provision expense of $8.4 million during the first six months of 2020. The negative provision expense recorded during the 2021 periods was mainly comprised of a reduced allocation associated with the economic and business conditions environmental factor, reflecting improvement in both current and forecasted economic conditions. The provision expense recorded during the 2020 periods primarily reflected an allocation associated with a newly created Covid-19 factor and an increased allocation related to the existing economic and business conditions environmental factor. The Covid-19 factor was added to address the unique challenges and economic uncertainty resulting from the pandemic and its potential impact on the collectability of the loan portfolio.

MERCANTILE BANK CORPORATION

During the second quarter of 2021, loan charge-offs totaled $0.1 million, while recoveries of prior period loan charge-offs equaled $0.4 million, providing for net loan recoveries of $0.3 million, or an annualized 0.04% of average total loans. During the second quarter of 2020, loan charge-offs totaled $0.3 million, while recoveries of prior period loan charge-offs equaled $0.1 million, providing for net loan charge-offs of $0.2 million, or an annualized 0.02% of average total loans. During the first six months of 2021, loan charge-offs totaled $0.1 million, while recoveries of prior period loan charge-offs equaled $0.8 million, providing for net loan recoveries of $0.7 million, or an annualized 0.05% of average total loans. During the first six months of 2020, loan charge-offs and recoveries of prior period loan charge-offs both approximated $0.4 million, providing for a nominal level of net loan recoveries. The allowance for loans, as a percentage of total loans, was 1.1% as of June 30, 2021, 1.2% as of December 31, 2020, and 1.0% as of June 30, 2020. Excluding PPP loans, the allowance for loans, as a percentage of total loans, equaled 1.2% as of June 30, 2021 and June 30, 2020, and 1.3% as of December 31, 2020.

Noninterest income during the second quarter of 2021 was $14.6 million, compared to $11.0 million during the prior-year second quarter. Noninterest income during the first six months of 2021 was $28.0 million, compared to $17.5 million during the respective 2020 period. Noninterest income during the second quarter and first six months of 2021 included a $1.1 million gain on the sale of a branch facility. Excluding the impact of this transaction, noninterest income increased $2.5 million, or 22.9%, during the second quarter of 2021 and $9.4 million, or 53.8%, during the first six months of 2021 compared to the respective 2020 periods. The higher level of noninterest income in the second quarter of 2021 mainly reflected fee income generated from an interest rate swap program that was introduced during the fourth quarter of 2020 and increased credit and debit card income. The interest rate swap program provides certain commercial borrowers with a longer-term fixed-rate option and assists Mercantile in managing associated longer-term interest rate risk. Growth in service charges on accounts and payroll service fees also contributed to the increased level of noninterest income during the second quarter of 2021. Mortgage banking income remained solid during the second quarter of 2021, slightly exceeding the amount recorded during the prior-year second quarter as an increase in purchase mortgage loans and a higher gain on sale rate offset a decline in refinance mortgage loans. Purchase transactions totaled $144 million during the second quarter of 2021 compared to $58.0 million during the prior-year second quarter. Refinance transactions totaled $92.8 million during the current-year second quarter, compared to $217 million during the second quarter of 2020.

The higher level of noninterest income in the first six months of 2021 primarily resulted from increased mortgage banking income, mainly reflecting increased production and a higher gain on sale rate. Residential mortgage loan originations totaled $482 million during the first six months of 2021, approximately 18% higher than originations during the first six months of 2020. Purchase transactions totaled $226 million during the first six months of 2021, compared to $105 million during the respective 2020 period, representing an increase of $121 million, or approximately 116%. Refinance transactions totaled $256 million during the first six months of 2021, compared to $304 million during the first six months of 2020, representing a decrease of $47.3 million, or approximately 16%. Residential mortgage loans originated for sale, generally consisting of longer-term fixed rate residential mortgage loans, totaled $336 million, or approximately 70% of total mortgage loans originated, during the first six months of 2021. During the first six months of 2020, residential mortgage loans originated for sale totaled $321 million, or nearly 79% of total mortgage loans originated. Fee income generated from the interest rate swap program and growth in credit and debit card income, service charges on accounts, and payroll service fees also contributed to the higher level of noninterest income during the first six months of 2021.

Noninterest expense totaled $26.2 million during the second quarter of 2021, up $3.0 million, or 12.8%, from the prior-year second quarter. Noninterest expense during the first six months of 2021 was $51.3 million, an increase of $5.2 million, or 11.2%, from the $46.1 million expensed during the first six months of 2020. The higher level of expense in both periods primarily resulted from increased compensation costs, mainly reflecting a bonus accrual, increased health insurance costs, and annual employee merit pay increases. A lower level of deferred salary expense related to PPP loan originations also contributed to the increased noninterest expense during the second quarter of 2021, while higher residential mortgage loan originator commissions and associated incentives contributed to the increased noninterest expense in the first six months of 2021. Federal Deposit Insurance Corporation deposit insurance premiums were up $0.1 million in the current-year second quarter and $0.3 million in the first six months of 2021 compared to the respective 2020 periods, reflecting an increased assessment base and rate. Noninterest expense during the first six months of 2021 includes $0.5 million in net losses on sales and write-downs of former branch facilities.

MERCANTILE BANK CORPORATION

During the second quarter of 2021, we recorded income before federal income tax of $22.3 million and a federal income tax expense of $4.2 million. During the second quarter of 2020, we recorded income before federal income tax of $10.7 million and a federal income tax expense of $2.0 million. During the first six months of 2021, we recorded income before federal income tax of $39.9 million and a federal income tax expense of $7.6 million. During the first six months of 2020, we recorded income before federal income tax of $23.9 million and a federal income tax expense of $4.5 million. The increased federal income tax expense in both 2021 periods resulted from higher levels of income before federal income tax. Our effective tax rate was 19.0% during both the second quarter and first six months of 2021 and the respective 2020 periods.

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

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of June 30, 2021:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$560,871,000	$328,578,000	$1,474,207,000	$453,988,000	$2,817,644,000
Residential real estate loans	23,072,000	22,630,000	126,949,000	243,646,000	416,297,000
Consumer loans	855,000	901,000	12,485,000	659,000	14,900,000
Securities (2)	18,839,000	9,543,000	162,202,000	333,543,000	524,127,000
Other interest-earning assets	680,888,000	1,500,000	1,250,000	0	683,638,000
Allowance for loan losses	0	0	0	0	(35,913,000)
Other assets	0	0	0	0	336,721,000
Total assets	1,284,525,000	363,152,000	1,777,093,000	1,031,836,000	$4,757,414,000

Liabilities:
Interest-bearing checking	477,151,000	0	0	0	477,151,000
Savings deposits	387,783,000	0	0	0	387,783,000
Money market accounts	725,681,000	0	0	0	725,681,000
Time deposits under $100,000	17,455,000	61,903,000	63,173,000	0	142,531,000
Time deposits $100,000 & over	47,293,000	144,701,000	125,302,000	0	317,296,000
Short-term borrowings	169,737,000	0	0	0	169,737,000
Federal Home Loan Bank advances	0	60,000,000	284,000,000	50,000,000	394,000,000
Other borrowed money	49,468,000	0	0	0	49,468,000
Noninterest-bearing checking	0	0	0	0	1,620,829,000
Other liabilities	0	0	0	0	21,050,000
Total liabilities	1,874,568,000	266,604,000	472,475,000	50,000,000	4,305,526,000
Shareholders' equity	0	0	0	0	451,888,000
Total liabilities & shareholders' equity	1,874,568,000	266,604,000	472,475,000	50,000,000	$4,757,414,000

Net asset (liability) GAP	$(590,043,000)	$96,548,000	$1,304,618,000	$981,836,000

Cumulative GAP	$(590,043,000)	$(493,495,000)	$811,123,000	$1,792,959,000

Percent of cumulative GAP to total assets	(12.4%)	(10.4%)	17.0%	37.7%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of June 30, 2021.

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

We conducted multiple simulations as of June 30, 2021, in which it was assumed that changes in market interest rates occurred ranging from up 300 basis points to down 100 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested dollar and percentage changes in net interest income over the next twelve months in comparison to the $119 million in net interest income projected using our balance sheet amounts and anticipated replacement rates as of June 30, 2021. The resulting estimates are generally within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 100 basis points	$(500,000)	(0.4%)
Interest rates up 100 basis points	6,800,000	5.7
Interest rates up 200 basis points	12,500,000	10.5
Interest rates up 300 basis points	18,100,000	15.2

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

Item 4. Controls and Procedures

As of June 30, 2021, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2021.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MERCANTILE BANK CORPORATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2020 and our March 31, 2021 Form 10-Q, except as set forth below.

Changes in the method of determining Libor, or the replacement of Libor with an alternative reference rate, may adversely affect interest income or expense.

Many of the commercial loans we make bear interest at a floating rate based on Libor, the London inter-bank offered rate. We pay interest on certain subordinated notes related to our trust preferred securities at rates based on Libor.

On July 27, 2017, the United Kingdom Financial Conduct Authority, which oversees Libor, along with various other regulatory bodies, formally announced that it could not assure the continued existence of Libor in its current form beyond the end of 2021, and that an orderly transition process to one or more alternative benchmarks should begin. There is currently no consensus on what rate or rates may become accepted alternatives to Libor, however, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected by the Federal Reserve Bank of New York, started in May 2018 to publish the Secured Overnight Financing Rate (“SOFR”) as an alternative to Libor. SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities that was selected by the Alternative Reference Rate Committee due to the depth and robustness of the U.S. Treasury repurchase market. At this time, there are certain developments that indicate SOFR is gaining market acceptance, however, it remains impossible to predict whether SOFR will become an accepted alternative to Libor or whether another alternative will become an accepted benchmark.

Any transition to SOFR or an alternative benchmark will require careful consideration and implementation so as not to disrupt the stability of financial markets. We may need to take a variety of actions, including negotiating certain of our agreements based on an alternative benchmark that may be established, if any. The Bank’s Libor Transition Committee meets periodically to assess our situation and to discuss industry evolution.  All associated loan and swap documents have been formally reviewed in preparation for the transition to a different index once sufficient market consensus exists.  However, the manner and impact of this transition, as well as the effect of these developments on our funding costs, loan and investment portfolios, asset-liability management, and business, remains uncertain.  There is no guarantee that a transition from Libor to an alternative benchmark will not result in financial market disruptions, significant changes in benchmark rates, or adverse changes in the value of certain of our loans, and our income and expense.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sales of equity securities during the quarter ended June 30, 2021.

Issuer Purchases of Equity Securities

On May 27, 2021, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. This program replaces a similar $20.0 million program that had been announced on May 7, 2019 that was nearing exhaustion. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions, our capital position, financial performance and alternative uses of capital, and applicable legal requirements. The program may be discontinued at any time.

MERCANTILE BANK CORPORATION

During the second quarter of 2021, we repurchased a total of 228,649 shares for $7.3 million, or a weighted average all-in cost per share of $31.99. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank.

Repurchases made during the second quarter of 2021 are detailed in the table below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares or Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
April 1 – 30	60,858	$32.14	60,858	$4,333,000
May 1 – 31	83,780	32.27	83,780	1,629,000
June 1 – 30	84,011	31.59	84,011	17,346,000
Total	228,649	$31.99	228,649	$17,346,000

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

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2021.

MERCANTILE BANK CORPORATION

By: /s/ Robert B. Kaminski, Jr.
Robert B. Kaminski, Jr.
President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Charles E. Christmas
Charles E. Christmas
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)