Form 10-K
period 2021-12-31
MERCANTILE BANK CORP
filed 2022-03-04
CIK 1042729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate value of the common equity held by non-affiliates (persons other than directors and executive officers) of the registrant, computed by reference to the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $466 million. As of February 25, 2022, there were issued and outstanding 15,841,400 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s proxy statement for the Annual Meeting of Shareholders to be held May 26, 2022 are incorporated by reference into Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

  PART I

Item 1.	Business.

The Company

Mercantile Bank Corporation is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). Unless the text clearly suggests otherwise, references to “us,” “we,” “our,” or “the company” include Mercantile Bank Corporation and its wholly-owned subsidiaries. As a bank holding company, we are subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). We were organized on July 15, 1997, under the laws of the State of Michigan, primarily for the purpose of holding all of the stock of Mercantile Bank (“our bank”), and of such other subsidiaries as we may acquire or establish. Our bank commenced business on December 15, 1997. During the third quarter of 2013, we filed an election to become a financial holding company, which election became effective April 14, 2014. Mercantile Insurance Center, Inc. (“our insurance company”), a subsidiary of our bank, commenced operations during 2002 to offer insurance products. Our expenses have generally been paid using cash dividends from our bank. Our principal source of future operating funds is expected to be dividends from our bank.

Our Bank

Our bank is a state banking company that operates under the laws of the State of Michigan, pursuant to a charter issued by the Michigan Department of Insurance and Financial Services. Our bank’s deposits are insured to the maximum extent permitted by law by the Federal Deposit Insurance Corporation (“FDIC”). Our bank, through its 44 office locations, provides commercial banking services primarily to small- to medium-sized businesses and retail banking services. Our bank’s main office is located in Grand Rapids, and our operations are centered around the West and Central portions of Michigan. We also have a banking office located in the metropolitan Detroit, Michigan area and opened residential mortgage loan production offices in Midland, Michigan and in the Cincinnati, Ohio metropolitan area during 2020 and Petoskey, Michigan during 2021.

Our bank makes secured and unsecured commercial, construction, mortgage and consumer loans, and accepts checking, savings and time deposits. Our bank owns 22 automated teller machines ("ATM") and 19 video banking machines at a majority of our office locations that participate in the ACCEL/EXCHANGE and PLUS regional network systems, as well as other ATM networks throughout the country. Our bank also enables customers to conduct certain loan and deposit transactions by personal computer and through mobile applications. Courier service is provided to certain commercial customers, and safe deposit facilities are available at a vast majority of our office locations. Our bank does not have trust powers.

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

Human Capital

As of December 31, 2021, we employed 585 full-time and 71 part-time persons. Our human capital is the most valuable asset we have and we believe embracing human diversity makes us a better financial institution. The collective sum of the individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities and talent that our employees invest in their work represents a significant part of not only our culture, but our reputation and our achievements as well. We embrace and encourage our employees’ differences in age, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, physical and mental ability, political affiliation, race, religion, sexual orientation, socio-economic status, veteran status and other characteristics that make our employees unique.

Talent Acquisition. We hire people who are able to connect, listen and deliver the best solutions to our customers and communicate with integrity every time. We are devoted to attracting and retaining the best talent in the markets we serve and have implemented HireReach’s evidence-based selection process with all branch new hires. The system utilizes a standardized, consistent process and relevant quantitative data to facilitate a multidimensional assessment of job candidates to create better matches between workers and jobs, decrease time-to-hire, reduce first-year turnover, increase workforce diversity and boost productivity. We believe in leading through example in our communities and are proud to be part of a cohort of 15 local companies that have adopted this evidence-based hiring process to help increase diversity in the workforce.

Employee Safety and Health. The prioritization of our people is reflected in the robust employee benefits and compensation packages offered to our staff, including health and wellness insurance plans and incentives, a 401(k) plan with matching contributions, dedicated internship programs for young professionals in finance and business, employee stock ownership plan participation, as well as clothing, home office and fitness equipment interest-free loans. Approximately 91% of our eligible employees participate in our benefit plans and employees pay about 21% less than local benchmarks for family health savings account plans. We offer our team paid-off time for vacations, holidays, sick time and bereavement, along with pay-it-forward initiatives and paid volunteer time. In addition, with obstacles in maintaining balance between work responsibilities and personal time, we have enabled staff to pursue a safe and healthy work-life balance by increasing paid time off benefits for our employees.

Diversity and Inclusion. We believe in respecting, recognizing and valuing the importance of Diversity, Equity and Inclusion (“DEI”) as a natural part of our culture. Our exceptional team members are committed to maintaining an environment of personal growth and development. Our employees subscribe to a common goal: To make this financial institution the best it can possibly be. Diversity is an asset in the pursuit of this goal. Employees with dissimilar backgrounds, perspectives, opinions and lifestyles help us understand the motivations and desires of the communities we serve. We believe that each member of our workforce should be accorded the utmost respect and should be given equal opportunity and encouragement to achieve their full potential. Cooperation and teamwork are valued as much as individual growth and contribution. All employees are required to attend and complete foundational DEI training, and regular expanded learning opportunities are provided. Throughout 2021, monthly live webinars were offered to our staff as well as recorded video access to a wide variety of DEI topics along with resources such as books, group discussions and supervisor support materials.

In further support of our inclusion efforts, we have a Diversity Council comprised of members representing diverse perspectives across departments and viewpoints. The Diversity Council is designed to bring together ideas and experiences from various backgrounds to help develop respect and an appreciation for differences among employees.

Climate Change

We define sustainability as the leveraging of combined abilities to ensure our ongoing impact on people, the environment and our success is always focused on upholding long-lasting, positive results. From an efficient branch footprint to utilizing the latest technology, we are continuously focused on seeking new and better ways to be more productive with our time and energy while remaining good stewards of the resources with which we are entrusted. In each of our facilities, we follow LEED green certification guidelines wherever possible, evaluating all facilities for opportunities to incorporate energy efficient updates and space planning for new construction, renovations or expansion projects. All of our new construction includes low-flow devices as well as LED lighting to enhance our efficiency of utility usage. Over the course of the past three years, we have reduced our utility expense by almost $0.2 million, with water usage reduced by 10%, natural gas by 12% and electricity by 23%. We are actively seeking engagements for renewable energy sources. All renovation and expansion projects involve the donation of former office furniture to non-profit organizations.

We continue to promote the reduction of mail and paper usage through customer eStatement adoption. The eStatement adoption rate continues to grow, and we were nearing 60% adoption at year-end 2021. Our online accounts payable system has also enabled us to significantly reduce paper and printing, and saves time. Every effort is made to recycle all paper, and we continue to offer community paper shredding events. Additionally, we have implemented recycling stations at all of our office locations to divert cardboard, plastic and metal items from landfills. Water bottle refill stations also aid to reduce plastic bottle usage.

Our Environmental, Social and Governance (“ESG”) Committee supports our ongoing commitment to environmental, health and safety, corporate social responsibility, corporate governance, sustainability and other public policy matters relevant to our organization. The ESG Committee is a cross-functional management committee that assists executive management in: 1) setting general strategies relating to ESG matters; 2) developing, implementing and monitoring initiatives and policies based on those strategies; 3) recommending communications with employees, investors and shareholders with respect to ESG matters; and 4) monitoring and assessing developments relating to, and improving our understanding of, ESG matters. The ESG committee meets formally at least quarterly, and during 2021 developed various policies that were subsequently approved by the Board of Directors, including: Environmental Policy; Diversity, Equity and Inclusion Policy; Human Rights Policy; and the Supplier Diversity Program Policy. These polices are available on our website, along with an application for diverse suppliers. Also during 2021, we installed two electric vehicle chargers and launched a “green” vehicle loan product to support customer purchases of electric, hybrid or fuel-efficient vehicles.

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

The Board of Directors has delegated significant lending authority to officers of our bank. The Board of Directors believes this empowerment, supported by our strong credit culture and the significant experience of our commercial lending staff, enables us to be responsive to our customers. The loan policy specifies lending authority for our lending officers with amounts based on the experience level and ability of each lender. Our loan officers and loan managers are generally able to approve loans ranging from $0.25 million and $2.5 million. We have established higher approval limits for our bank’s Chief Lending Officer, President and Chief Executive Officer ranging from $4.0 million up to $10.0 million. These lending authorities, however, are typically used only in rare circumstances where timing is of the essence. Loan requests exceeding $5.0 million require approval by the Officers Loan Committee, and loan requests exceeding $15.0 million, up to the legal lending limit of approximately $97.7 million, require approval by our bank’s Board of Directors. We generally apply an in-house lending limit that is significantly less than our bank’s legal lending limit.

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

Working capital loans are often structured as a line of credit and are reviewed periodically in connection with the borrower’s year-end financial reporting. These loans are generally secured by substantially all of the assets of the borrower and typically have had a floating interest rate tied to the Wall Street Journal Prime Rate or 30-Day Libor Rate. Loans for machinery and equipment purposes typically have a maturity of three to five years and are fully amortizing, while commercial real estate loans are usually written with a five-year maturity and amortize over a 10- to 20-year period. Commercial loans typically have had an interest rate that is fixed to maturity or is tied to the Wall Street Journal Prime Rate or 30-Day Libor Rate. Effective January 1, 2022, we replaced the 30-Day Libor Rate with the CBM Term SOFR Rate for all new floating rate commercial loan commitments. It is expected that currently outstanding commercial loans tied to the 30-Day Libor Rate will convert to an equivalent fallback SOFR Rate on or about June 30, 2023.

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

Our independent loan review program is primarily responsible for the administration of the grading system and ensuring adherence to established lending policies and procedures. The loan review program is an integral part of maintaining our strong asset quality culture. The loan review function works closely with senior management, although it functionally reports to the Board of Directors. Using a risk-based approach to selecting credits for review, our loan review program covered approximately 58% of total commercial loans outstanding during 2021. In addition, a random sampling of retail loans is reviewed each quarter. Our watch list credits are reviewed monthly by our Board of Directors and our Watch List Committee, the latter of which is comprised of senior level officers from the administration, lending and loan review functions.

Loans are placed in a nonaccrual status when, in our opinion, uncertainty exists as to the ultimate collection of all principal and interest. As of December 31, 2021, loans placed in nonaccrual status totaled $2.3 million, or 0.1% of total loans, compared to $3.4 million, or 0.1% of total loans, at December 31, 2020. Loans past due 90 days or more and still accruing interest totaled $0.2 million at year-end 2021. We had no such loans outstanding as of December 31, 2020.

Additional detail and information relative to the loan portfolio is incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) and Note 3 of the Notes to Consolidated Financial Statements in this Annual Report.

Allowance for Loan Losses

Financial institutions were not required to comply with the Current Expected Credit Loss (“CECL”) methodology requirements from the enactment date of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) until the earlier of the end of the President’s declaration of a National Emergency or December 31, 2020. The Consolidated Appropriations Act, 2021, that was enacted in December 2020, provided for a further extension of the required CECL adoption date to January 1, 2022. An economic forecast is a key component of the CECL methodology. As we continued to experience an unprecedented economic environment whereby a sizable portion of the economy had been significantly impacted by government-imposed activity limitations and similar reactions by businesses and individuals, substantial government stimulus was provided to businesses, individuals and state and local governments and financial institutions offered businesses and individuals payment relief options, economic forecasts were regularly revised with no economic forecast consensus. Given the high degree of uncertainty surrounding economic forecasting, we elected to postpone the adoption of CECL until January 1, 2022, and continued to use our incurred loan loss reserve model as permitted through December 31, 2021.

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

Our Bank’s Investments. Our bank may invest its funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Subject to certain exceptions, our bank is prohibited from investing in equity securities. Among the equity investments permitted for our bank under various conditions and subject in some instances to amount limitations, are shares of a subsidiary insurance agency, mortgage company, real estate company, or Michigan business and industrial development company, such as our insurance company. Under another such exception, in certain circumstances and with prior notice to or approval of the FDIC, our bank could invest up to 10% of its total assets in the equity securities of a subsidiary corporation engaged in the acquisition and development of real property for sale, or the improvement of real property by construction or rehabilitation of residential or commercial units for sale or lease. Our bank has no present plans to make such an investment. Real estate acquired by our bank in satisfaction of or foreclosure upon loans may be held by our bank for specified periods. Our bank is also permitted to invest in such real estate as is necessary for the convenient transaction of its business. Our bank’s Board of Directors may alter the bank’s investment policy without shareholder approval at any time.

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

While we believe that we have navigated the difficult environment associated with the Coronavirus Pandemic with success thus far, there remains a high level of uncertainty due to the potential spread of new variants and surges in cases, and this could expose our business, financial condition and results of operations to risks that could have a negative impact on your investment.

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

Approximately 61% of our total commercial loans, or about 53% of our total loans, relate to commercial real estate. Stressed economic conditions may reduce the value of commercial real estate and strain the financial condition of our commercial real estate borrowers, especially in the land development and non-owner occupied commercial real estate segments of our loan portfolio. Those difficulties could adversely affect us and could produce losses and other adverse effects on our business.

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

Direct and indirect effects of climate change may adversely affect us.

Climate change presents immediate and long-term risks to us and to our customers and communities, with risks expected to increase over time. Climate change refers to risk of life and property damage occurring due to naturally occurring events induced by human behavior and is divided into physical risk and indirect risk. Physical risk refers to results of severe weather, such as floods, hurricanes, rising sea levels, fires and water availability. Indirect risk refers to how changes in regulation, conscious consumer choices, competition for sustainable products, and reduced demand for goods or services that produce significant green-house gas emissions may have on the results and operations of a company. Physical effects of climate change to our offices, branches or personnel could have an immediate adverse effect on our operations and financial condition, whereas indirect consequences may result in increased expenditures to comply with climate-related regulations.

Similarly, physical effects could have a severe impact on the business and operations of our customers and vendors. Furthermore, consumer choices and shareholder demands could require our customers to invest more in cleaner energy manufacturing and procurement and to compete with innovative new products that generate lower emissions, which may or may not be successful. If our customers are not able to keep up with evolving climate change effects, it could ultimately have an adverse effect on our business and results of operations. Lastly, like other financial institutions, we also run a reputational risk of financing businesses that are responsible for significant green-house gas emissions or are related to carbon-based energy sources. While our risk management framework monitors various types of risks and applies risk mitigation techniques including for environmental risks, and while we have been conscious of our own carbon footprint and have established an ESG Committee, introduction of new climate-related legislation and related compliance costs as well as the unpredictable effects of climate change on us or our customers could have a negative impact on our business, financial condition and results of operations, even if temporary in nature.

The adoption of the Secured Overnight Funding Rate may adversely affect interest income or expense, and may be more volatile than other benchmark or market interest rates.

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

In November 2020, the ICE Benchmark Administration announced a consultation regarding the cessation of the publication of Libor. The consultation proposed a December 31, 2021 cessation for all tenors of various foreign currencies and for the one week and two-month U.S. dollar Libor, and a June 30, 2023 cessation for the remaining overnight, one-month, three-month, six-month and twelve-month U.S. dollar Libor tenors. This represented an 18-month extension of Libor publication for the most frequently used tenors of U.S. dollar Libor from the cessation date originally proposed in 2017. The consultation period closed on January 25, 2021. The ICE Benchmark Administration concluded the consultation on its intent to cease publication of one week and two-month U.S. dollar Libor on December 31, 2021 and to extend the publication of all remaining U.S. dollar Libor tenors until June 30, 2023 for legacy contracts.

Effective January 1, 2022, we replaced the 30-Day Libor Rate with the CBM Term SOFR Rate for all new floating rate commercial loan commitments. It is expected that currently outstanding commercial loans tied to the 30-Day Libor Rate will convert to an equivalent fallback SOFR Rate on or about June 30, 2023.

The FRBNY, that originally started publishing SOFR, states that it obtains information from DTCC Solutions LLC, an affiliate of DTCC. FRBNY currently publishes SOFR daily on its website at https://apps.newyorkfed.org/markets/autorates/sofr. FRBNY states on its publication page for SOFR that use of SOFR is subject to important disclaimers, limitations and indemnification obligations, including that FRBNY may alter the methods of calculations, publication schedule, rate revision practices or availability of SOFR at any time without notice. The foregoing Internet website is an inactive textual reference only, meaning that the information contained on the website is not part of this filing or incorporated by reference herein.

Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market interest rates, and SOFR over time may bear little or no relation to the historical actual or historical indicative data. In addition, the return on and value of SOFR-linked instruments may fluctuate more than floating rate securities that are linked to less volatile interest rates.

Changes in SOFR could adversely affect the amount of interest that accrues on SOFR-linked instruments.

Because SOFR is published by the FRBNY based on data received from other sources, we have no control over its determination, calculation or publication. There can be no assurance that SOFR will not be discontinued or fundamentally altered in a manner that is materially adverse to the interests of investors in SOFR-linked instruments. If the manner in which SOFR is calculated is changed, that change may result in a change in the amount of interest that accrues on the SOFR-linked instruments. In addition, the interest rate on SOFR-linked instruments may for any day not be adjusted for any modification or amendments to SOFR for that day that the FRBNY may publish if the interest rate for that day has already been determined prior to such determination. There is no assurance that changes in SOFR could not have a material adverse effect on the yield on, value of, and market for SOFR-linked instruments.

Further, SOFR is a relatively new interest rate, and the FRBNY or any successor, as administrator of SOFR, may make methodological or other changes that could change the value of SOFR, including changes related to the methodology by which SOFR is calculated, eligibility criteria applicable to the transactions used to calculate SOFR or timing related to the publication of SOFR. If the manner in which SOFR is calculated is changed, the change may result in a reduction of the amount of interest payable on loans we have made to customers. The administrator of SOFR may withdraw, modify, suspend or discontinue the calculation or dissemination of SOFR in its sole discretion and without notice, and has no obligation to consider the interests of investors in calculating, withdrawing, modifying, amending, suspending or discontinuing SOFR.

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

We have identified certain accounting policies as being critical because they require us to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management’s judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. For additional information, see “Critical Accounting Policies and Estimates” beginning on page F-3 of this Annual Report and “Note 1 – Summary of Significant Accounting Policies” beginning on page F-42 of this Annual Report.

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

In light of the evolving risks to economic activity posed by the Coronavirus Pandemic, the FOMC took five separate actions in March, 2020 impacting the federal funds rate. Taken together, those actions reduced the federal funds target range to 0.00% to 0.25%, directed expanded purchases of U.S. Treasury securities and agency mortgage-backed securities and large scale overnight and term repurchase operations, committed the FOMC to use its full range of tools to support the U.S. economy, and provided U.S. dollar swap lines and repurchase facilities to certain foreign central banks and international organizations.

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

At the conclusion of its meeting on January 26, 2022, the FOMC issued the following statement:

Indicators of economic activity and employment have continued to strengthen. The sectors most adversely affected by the pandemic have improved in recent months but are being affected by the recent sharp rise in COVID-19 cases. Job gains have been solid in recent months, and the unemployment rate has declined substantially. Supply and demand imbalances related to the pandemic and the reopening of the economy have continued to contribute to elevated levels of inflation. Overall financial conditions remain accommodative, in part reflecting policy measures to support the economy and the flow of credit to U.S. households and businesses.

The path of the economy continues to depend on the course of the virus. Progress on vaccinations and an easing of supply constraints are expected to support continued gains in economic activity and employment as well as a reduction in inflation. Risks to the economic outlook remain, including from new variants of the virus.

The Committee seeks to achieve maximum employment and inflation at the rate of 2 percent over the longer run. In support of these goals, the Committee decided to keep the target range for the federal funds rate at 0 to 0.25 percent. With inflation above 2 percent and a strong labor market, the Committee expects it will soon be appropriate to raise the target range for the federal funds rate. The Committee decided to continue to reduce the monthly pace of its net asset purchases, bringing them to an end in early March. Beginning in February, the Committee will increase its holdings of Treasury securities by at least $20 billion per month and of agency mortgage-backed securities by at least $10 billion per month. The Federal Reserve’s ongoing purchases and holdings of securities will continue to foster smooth market functioning and accommodative financial conditions, thereby supporting the flow of credit to households and businesses.

In assessing the appropriate stance of monetary policy, the Committee will continue to monitor the implications of incoming information for the economic outlook. The Committee would be prepared to adjust the stance of monetary policy as appropriate if risks emerge that could impede the attainment of the Committee’s goals. The Committee’s assessments will take into account a wide range of information, including readings on public health, labor market conditions, inflation pressures and inflation expectations, and financial and international developments.

We are subject to significant government regulation, and any regulatory changes may adversely affect us.

The banking industry is heavily regulated under both federal and state law. These regulations are primarily intended to protect customers, the federal deposit insurance fund, and the stability of the U.S. financial system, not our creditors or shareholders. Existing state and federal banking laws subject us to substantial limitations with respect to the making of loans, the purchase of securities, the payment of dividends and many other aspects of our business. Some of these laws may benefit us, others may increase our costs of doing business, or otherwise adversely affect us and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, which may be accelerated by changes in the federal administration, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition. Federal economic and monetary policy may also affect our ability to attract deposits, make loans and achieve satisfactory interest spreads. The implementation, amendment or repeal of federal financial services laws or regulations may limit our business opportunities, impose additional costs on us, impact our revenues or the value of our assets, or otherwise adversely affect our business, financial condition or results of operations.

Minimum capital requirements may adversely affect our ability (and that of our bank) to pay cash dividends, reduce our profitability, or otherwise adversely affect our business, financial condition or results of operations.

We are subject to federal banking capital regulations. These regulations, among other things, establish minimum requirements to qualify as a “well-capitalized” institution. If our bank were to fail to maintain its status of “well-capitalized” under the applicable regulatory capital regulations, we may be subjected to a consent agreement requiring us to bring our bank back to a “well-capitalized” status. Such an agreement may impose restrictions on our activities. If we were to fail to enter into such an agreement, or fail to comply with the terms of such agreement, the Federal Reserve may impose more severe restrictions on our activities, including requiring us to cease and desist activities permitted under the Bank Holding Company Act of 1956. The current regulatory environment is fluid, with requirements frequently being introduced or amended. It is possible that increases in regulatory capital requirements and changes in how regulatory capital is calculated could cause us to increase our capital levels by issuing additional securities that qualify as regulatory capital, thus potentially diluting our existing shareholders, or by taking other actions, such as selling assets, in order to maintain required capital ratios. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations, cash flow and financial condition.

Risks Related to Our Stock

Issuance of debt securities or sales of our common stock or other securities may dilute the value of our common stock.

We have issued both trust preferred securities and subordinated notes. In the event of our liquidation, the holders of our debt securities would receive a distribution of our available assets before distributions are made to holders of our common stock. In many situations, our Board of Directors has the authority, without any vote of our shareholders, to issue shares of our authorized but unissued preferred or common stock, including shares authorized and unissued under our equity incentive plans. In the future, we may issue additional debt or equity securities, through public or private offerings, in order to raise additional capital. Any such issuance of equity securities would dilute the percentage of ownership interest of existing shareholders and may dilute the per share book value of the common stock. In addition, option holders under our stock-based incentive plans may exercise their options at a time when we would otherwise be able to obtain additional equity capital on more favorable terms.

We may need to raise additional capital in the future, and such capital may not be available when needed or at all.

We may need or want to raise additional capital in the future by issuing debt or equity securities to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, particularly if our asset quality or earnings were to deteriorate significantly. Our ability to raise additional capital will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. Economic conditions and any loss of confidence in financial institutions generally may increase our cost of funding and limit access to certain customary sources of capital.

There can be no assurance that capital will be available on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decrease in our credit rating or a decline in the confidence of equity or debt purchasers, or counterparties participating in the capital markets, may adversely affect our capital costs and our ability to raise capital and, potentially, our liquidity. Also, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition and results of operations.

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

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more before the end of our 2021 fiscal year and that remain unresolved.

Item 2.	Properties.

Our headquarters is located in our bank’s main office facility in Grand Rapids, Michigan. Our bank operates 44 banking offices primarily concentrated throughout Western and Central Michigan, most of which are full-service facilities. We also have a banking office in Troy, Michigan, and residential mortgage loan production offices in Petoskey, Michigan and the Cincinnati, Ohio metropolitan area. We have larger banking facilities in Kalamazoo, Lansing, Mt. Pleasant and West Branch. The remaining banking offices generally range in size from 1,200 to 3,200 square feet, based on the location and number of employees located at the facility. All of our banking offices are owned by our bank except for ten that are rented under various operating lease agreements. In several instances, the banking offices contain more usable space than what is needed for current banking operations. This excess space, totaling approximately 23,500 square feet, is generally leased to unrelated businesses. In addition, certain functions operate out of our standalone facility located in Alma.

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

Market Information and Holders

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MBWM.” At March 1, 2022, there were approximately 1,400 record holders of our common stock. In addition, we estimate that there were approximately 7,000 beneficial owners of our common stock who own their shares through brokers or banks.

Dividend Policy

The following table shows the high and low sales prices for our common stock as reported by the Nasdaq Global Select Market for the periods indicated and the quarterly cash dividends paid by us during those periods.

	High	Low	Dividend
2021
First Quarter	$34.47	$26.75	$0.29
Second Quarter	33.41	29.65	0.29
Third Quarter	33.18	28.51	0.30
Fourth Quarter	37.33	32.13	0.30

2020
First Quarter	$37.16	$18.90	$0.28
Second Quarter	26.08	18.64	0.28
Third Quarter	24.29	17.09	0.28
Fourth Quarter	28.06	17.85	0.28

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

On January 14, 2021, our Board of Directors declared a cash dividend on our common stock in the amount of $0.29 per share that was paid on March 17, 2021 to shareholders of record as of March 5, 2021. On April 15, 2021, our Board of Directors declared a cash dividend on our common stock in the amount of $0.29 per share that was paid on June 16, 2021 to shareholders of record as of June 4, 2021. On July 15, 2021, our Board of Directors declared a cash dividend on our common stock in the amount of $0.30 per share that was paid on September 15, 2021 to shareholders of record as of September 3, 2021. On October 14, 2021, our Board of Directors declared a cash dividend on our common stock in the amount of $0.30 per share that was paid on December 15, 2021 to shareholders of record as of December 3, 2021.

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

On January 13, 2022, our Board of Directors declared a cash dividend on our common stock in the amount of $0.31 per share that will be paid on March 16, 2022 to shareholders of record as of March 4, 2022.

Issuer Purchases of Equity Securities

In May 2021, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. This program replaces a similar $20.0 million program that had been announced in May 2019 that was nearing exhaustion.

During 2021, we repurchased approximately 683,000 shares for $21.4 million, or a weighted average all-in cost per share of $31.29. The stock buybacks were funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions, our capital position, financial performance and alternative uses of capital, and applicable legal requirements. The program may be discontinued at any time. As of December 31, 2021, availability under the current plan equaled $6.8 million.

Repurchases made during the fourth quarter of 2021 are detailed in the table below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares or Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
October 1 – 31	47,418	$33.35	47,418	$6,818,000
November 1 – 30	0	NA	0	6,818,000
December 1 – 31	0	NA	0	6,818,000
Total	47,418	$33.35	47,418	$6,818,000

Shareholder Return Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock (based on the last reported sales price of the respective year) with the cumulative total return of the Nasdaq Composite Index and the SNL Bank Nasdaq Index from December 31, 2016 through December 31, 2021. The following is based on an investment of $100 on December 31, 2016 in our common stock, the Nasdaq Composite Index and the SNL Bank Nasdaq Index, with dividends reinvested where applicable.

		Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Mercantile Bank Corporation	100.00	95.98	80.88	107.83	84.06	112.47
NASDAQ Composite Index	100.00	129.64	125.96	172.18	249.51	304.85
KBW Bank NASDAQ Index	100.00	118.59	97.58	132.84	119.14	164.80

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis included in this Annual Report is incorporated here by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information under the heading “Market Risk Analysis” included in this Annual Report is incorporated here by reference.

Item 8.	Financial Statements and Supplementary Data.

The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm included in this Annual Report are incorporated here by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

As of December 31, 2021, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2021.

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. Refer to page F-33 for management’s report.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included in this Annual Report.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information presented under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance – Code of Ethics” in the definitive Proxy Statement of Mercantile Bank Corporation for our May 26, 2022 Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission before April 30, 2022, is incorporated here by reference.

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

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2021, relating to compensation plans under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,700	$34.89	187,000	(1)

Equity compensation plans not approved by security holders	0	0	0

Total	7,700	$34.89	187,000

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

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets --- December 31, 2021 and 2020

Consolidated Statements of Income for each of the three years in the period ended December 31, 2021

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2021

Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2021

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2021

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

None

MERCANTILE BANK CORPORATION

FINANCIAL INFORMATION

December 31, 2021 and 2020

MERCANTILE BANK CORPORATION

FINANCIAL INFORMATION

December 31, 2021 and 2020

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

Future Factors include, among others, adverse changes in interest rates and interest rate relationships; increasing rates of inflation and slower growth rates; significant declines in the value of commercial real estate; market volatility; demand for products and services; the degree of competition by traditional and non-traditional financial service companies; changes in banking regulation or actions by bank regulators; changes in prices, levies, and assessments; the impact of technological advances; potential cyber-attacks, information security breaches and other criminal activities on our computer systems; litigation liabilities; governmental and regulatory policy changes; the outcomes of existing or future contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; damage to our reputation resulting from adverse publicity, regulatory actions, litigation, operational failures, and the failure to meet client expectations and other facts; adoption of SOFR and changes in the method of determining SOFR; direct and indirect climate change matters; changes in the national and local economies, including the ongoing disruption to financial market and other economic activity caused by the Coronavirus Pandemic; and other factors described in Item 1A of this Annual Report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

We complete a migration analysis quarterly to assist us in determining appropriate reserve allocation factors for non-impaired loans. Our migration takes into account various time periods; however, at year-end 2021, we placed most weight on the period starting January 1, 2011 through December 31, 2021. We believe this period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general market consensus of economic conditions in the near future. Although the migration analysis provides an accurate historical accounting of our net loan losses, it is not able to fully account for environmental factors that will also very likely impact the collectability of our loans as of any quarter-end date. Therefore, we incorporate the environmental factors as adjustments to the historical data. Environmental factors include both internal and external items. We believe the most significant internal environmental factor is our credit culture and the relative aggressiveness in assigning and revising commercial loan risk ratings, with the most significant external environmental factor being the assessment of the current economic environment and the resulting implications on our loan portfolio.

We established a Covid-19 reserve allocation factor to address the Coronavirus Pandemic and its potential impact on the collectability of the loan portfolio during the second quarter of 2020. The creation of this factor reflected our belief that the traditional nine environmental factors did not sufficiently capture and address the unique circumstances, challenges and uncertainties associated with the Coronavirus Pandemic, which included unprecedented federal government stimulus and interventions, statewide mandatory closures of nonessential businesses and periodic changes to such and our ability to provide payment deferral programs to commercial and retail borrowers without the interjection of troubled debt restructuring accounting rules. We review a myriad of items when assessing this new environmental factor, including virus infection rates, economic outlooks, employment data, business closures, foreclosures, payment deferments and government-sponsored stimulus programs. The Covid-19 reserve factor resulted in a $5.3 million increase to the allowance during 2020, which increased to $6.5 million as of December 31, 2021 given the significant core commercial loan and residential mortgage loan growth during the year.

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

Financial institutions were not required to comply with the Current Expected Credit Loss (“CECL”) methodology requirements from the enactment date of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) until the earlier of the end of the President’s declaration of a National Emergency or December 31, 2020. The Consolidated Appropriations Act, 2021, that was enacted in December 2020, provided for a further extension of the required CECL adoption date to January 1, 2022. An economic forecast is a key component of the CECL methodology. As we continued to experience an unprecedented economic environment whereby a sizable portion of the economy had been significantly impacted by government-imposed activity limitations and similar reactions by businesses and individuals, substantial government stimulus was provided to businesses, individuals and state and local governments and financial institutions offered businesses and individuals payment relief options, economic forecasts were regularly revised with no economic forecast consensus. Given the high degree of uncertainty surrounding economic forecasting, we elected to postpone the adoption of CECL until January 1, 2022, and continued to use our incurred loan loss reserve model as permitted through December 31, 2021.

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

We performed a qualitative assessment as of October 1, 2021 for which we evaluated the macro and microeconomic conditions, industry and market conditions, financial performance, and our underlying stock performance. We concluded it was more likely than not our fair value was greater than its carrying amount at the end of the period; therefore, no further testing was required. Due to stressed economic and market conditions throughout 2020, we assessed goodwill for impairment as of March 31, 2020, June 30, 2020, September 30, 2020, and October 1, 2020. No impairments were recorded in 2021 or 2020.

INTRODUCTION

This Management’s Discussion and Analysis should be read in conjunction with the consolidated financial statements contained in this Annual Report. This discussion provides information about the consolidated financial condition and results of operations of Mercantile Bank Corporation and its consolidated subsidiary, Mercantile Bank (“our bank”), and Mercantile Insurance Center, Inc. (“our insurance company”), a subsidiary of our bank. Unless the text clearly suggests otherwise, references to “us,” “we,” “our,” or “the company” include Mercantile Bank Corporation and its wholly-owned subsidiaries referred to above.

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

The Coronavirus Pandemic is a highly unusual, unprecedented and evolving public health and economic crisis and may have a material negative impact on our financial condition and results of operations. We continue to occupy an asset-sensitive position, whereby interest rate environments characterized by numerous and/or high magnitude interest rate reductions have had a negative impact on our net interest income and net income. Additionally, the consequences of the unprecedented economic impact of the Coronavirus Pandemic may produce declining asset quality, reflected by a higher level of loan delinquencies and loan charge-offs, as well as downgrades of commercial lending relationships, which may necessitate additional provisions for our allowance and reduced net income.

The following section summarizes the primary measures that directly impact us and our customers.

●	Paycheck Protection Program

The Paycheck Protection Program (“PPP”) reflected a substantial expansion of the Small Business Administration’s 100% guaranteed 7(a) loan program. The CARES Act authorized up to $350 billion in loans to businesses with fewer than 500 employees, including non-profit organizations, tribal business concerns, self-employed and individual contractors. The PPP provided 100% guaranteed loans to cover specific operating costs. PPP loans are eligible to be forgiven based upon certain criteria. In general, the amount of the loan that is forgivable is the sum of the payroll costs, interest payments on mortgages, rent and utilities incurred or paid by the business during a prescribed period beginning on the loan origination date. Any remaining balance after forgiveness is maintained at the 100% guarantee for the duration of the loan. The interest rate on the loan is fixed at 1.00%, with the financial institution receiving a loan origination fee from the Small Business Administration. The loan origination fees, net of the direct origination costs, are accreted into interest income on loans using the level yield methodology. The program ended on August 8, 2020. We originated approximately 2,200 loans aggregating $554 million. As of December 31, 2021, we recorded forgiveness transactions on all but ten loans aggregating $1.3 million. Net loan origination fees of $3.7 million were recorded during 2021.

The Consolidated Appropriations Act, 2021 authorized an additional $284 billion in Second Draw PPP loans (“Second Draw”). The program ended on May 31, 2021. Under the Second Draw, we originated approximately 1,200 loans aggregating $208 million. As of December 31, 2021, we recorded forgiveness transactions on about 1,000 loans aggregating $169 million. Net loan origination fees of $7.1 million were recorded during 2021.

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

In early April 2020, in response to the early stages of the Coronavirus Pandemic and its pervasive impact across the economy and financial markets, we developed internal programs of loan payment deferments for commercial and retail borrowers. For commercial borrowers, we offered 90-day (three payments) interest only amendments as well as 90-day (three payments) principal and interest payment deferments. Under the latter program, borrowers were extended a 12-month single payment note at 0% interest in an amount equal to three payments, with loan proceeds used to make the scheduled payments. The single payment notes received a loan grade equal to the loan grade of each respective borrowing relationship. Certain of our commercial loan borrowers subsequently requested and received an additional 90-day (three payments) interest only amendment or 90-day (three payments) principal and interest payment deferment. Under the latter program, the amount equal to the three payments was added to the original deferment note which had nine months remaining to maturity; however, the original 0% interest rate was modified to equal the rate associated with each borrower’s traditional lending relationship with us for the remainder of the term. At the peak of activity in mid-2020, nearly 750 borrowers with loan balances aggregating $719 million participated in the commercial loan deferment program. As of December 31, 2021, we had no loans in the commercial loan deferment program.

For retail borrowers, we offered 90-day (three payments) principal and interest payment deferments, with deferred amounts added to the end of the loan. As of September 30, 2020, we had processed 260 principal and interest payment deferments with loan balances totaling $23.8 million. As of December 31, 2021, only eight borrowers with loan balances aggregating $0.4 million remained in the retail loan payment deferment program.

FINANCIAL OVERVIEW

We recorded net income of $59.0 million, or $3.69 per basic and diluted share, for 2021, compared to net income of $44.1 million, or $2.71 per basic and diluted share, for 2020. Costs and a charitable contribution related to the formation and initial funding of The Mercantile Bank Foundation decreased net income during 2021 by $3.2 million, or $0.20 per diluted share. Excluding these costs, diluted earnings per share increased $1.18, or over 43%, during 2021 compared to 2020.

Commercial loans increased $156 million during 2021, reflecting the combined net growth of core commercial loans and net activity under the PPP. Core commercial loans increased $481 million, or almost 20% during 2021, while PPP loans declined $325 million, comprised of $209 million in Second Draw PPP loans extended and $534 million in forgiveness transactions. As a percentage of total core commercial loans, commercial and industrial loans and owner occupied commercial real estate (“CRE”) loans combined equaled 57.1% at December 31, 2021, compared to 53.9% at year-end 2020. The new commercial loan pipeline remains strong, and at December 31, 2021, we had $182 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase.

The overall quality of our loan portfolio remains strong, with nonperforming loans equaling 0.07% of total loans as of December 31, 2021. Accruing loans past due 30 to 89 days remain very low, and we had no foreclosed properties at year-end 2021. Gross loan charge-offs totaled $1.0 million during 2021, while recoveries of prior period loan charge-offs totaled $2.7 million, providing for net loan recoveries of $1.7 million, or 0.05% for the year.

We recorded a negative loan loss provision expense of $4.3 million during 2021, compared to a provision expense of $14.1 million during 2020. The negative provision expense recorded during 2021 primarily reflects reduced allowance allocations associated with the economic and business conditions environmental factor, depicting improvement in both current and forecasted economic conditions, and the recording of net loan recoveries, which combined more than offset required allowance allocations necessitated by the strong net core commercial loan growth. The economic and business conditions environmental factor was upgraded during both the second and fourth quarters of 2021, resulting in an aggregate allowance reduction of $7.3 million related to these factors. The relatively large provision expense recorded during 2020 primarily reflected the onset of stressed conditions related to the Coronavirus Pandemic, including two separate downgrades of the economic and business conditions environmental factor, the introduction of the Covid-19 pandemic environmental factor to address the unique challenges and uncertainties associated with the Coronavirus Pandemic, and certain commercial loan downgrades.

Interest-earning balances, primarily consisting of funds deposited at the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate risk sensitivity. During 2021, the average balance of these funds equaled $671 million, or 14.9% of average earning assets, compared to $357 million, or 9.2% of average earning assets, during 2020. Typically, we maintain our interest-earning balances at approximately $75 million, or about 2% of average earning assets. The elevated levels during 2021 and 2020 primarily reflect increased local deposits stemming from federal government stimulus programs and reduced business and consumer investing and spending. The excess level of interest-earning balances had a negative impact of approximately 40 basis points on our 2021 net interest margin.

Total deposits increased $672 million during 2021, and are up $1.4 billion since year-end 2019, equating to growth rates of almost 20% and over 51%, respectively. Growth in noninterest-bearing checking accounts comprised about 38% of the growth in 2021, and approximately 54% of the growth since year-end 2019.

Net interest income increased $1.8 million during 2021 compared to 2020. Both interest income and interest expense were impacted during 2021 by the Federal Open Market Committee’s (“FOMC”) federal funds rate cuts totaling 150 basis points in March 2020 and a historically low interest rate environment since that time; however, growth in earning assets, especially core commercial loans, and income associated with the PPP, has provided for the increase in net interest income. Interest income declined $4.8 million during 2021 compared to 2020, while interest expense was down $6.6 million during the same time periods.

Noninterest income was $56.2 million during 2021, compared to $45.2 million during 2020. The improved level mainly resulted from ongoing strength in our mortgage banking function and fee income generated from a commercial lending interest rate swap program that was introduced in late 2020. In addition, a gain of $1.1 million was recognized from the sale of a branch during 2021.

Noninterest expense was $111 million during 2021, compared to $98.5 million during 2020. Growth in salary expense, in large part reflecting merit and market adjustments, totaled $2.4 million in 2021. Expense associated with our bonus and stock-based compensation programs increased $2.8 million in 2021, primarily reflecting the strong 2021 operating performance. Health insurance costs were up $1.1 million in 2021, generally reflecting the Coronavirus Pandemic environment.

FINANCIAL CONDITION

Our total assets increased $820 million during 2021, and totaled $5.26 billion as of December 31, 2021. Total loans increased $260 million, interest-earning deposits were up $353 million and securities available for sale increased $205 million. Total deposits increased $672 million, securities sold under agreements to repurchase (“sweep accounts”) were up $79.1 million, and net proceeds from the issuance of subordinated notes totaled $73.6 million. In large part, increased local deposits exceeded growth in the loan and securities portfolios, with the excess funds maintained with the Federal Reserve Bank of Chicago.

Earning Assets

Average earning assets equaled 93.9% of average total assets during 2021, compared to 93.5% during 2020. The loan portfolio continued to comprise a majority of earning assets, followed by interest-earning deposits and securities. Average total loans equaled 73.7% of average earning assets during 2021, compared to 81.9% in 2020, while average interest-earning deposits and average securities comprised 14.9% and 11.4% of average earning assets during 2021 and 9.2% and 8.9% during 2020, respectively.

Our loan portfolio has historically been primarily comprised of commercial loans. Commercial loans increased $156 million during 2021, and at December 31, 2021 totaled $2.95 billion, or 85.4% of our loan portfolio. As of December 31, 2020, the commercial loan portfolio comprised 87.5% of total loans. The increase in commercial loans reflects the combined net growth of core commercial loans and net activity under the PPP. Core commercial loans increased $481 million, or almost 20% during 2021, while PPP loans declined $325 million, comprised of $209 million in Second Draw PPP loans extended and $534 million in forgiveness transactions. Core commercial and industrial loans increased $317 million, non-owner occupied CRE loans grew $110 million, owner occupied CRE loans were up $35.8 million and multi-family and residential rental loans increased $30.5 million, while vacant land, land development and residential construction loans declined $11.8 million. As a percentage of total core commercial loans, commercial and industrial loans and owner occupied CRE loans combined equaled 57.1% at December 31, 2021, compared to 53.9% at year-end 2020. We believe our commercial loan portfolio remains well diversified.

As of December 31, 2021, availability on commercial construction and development loans that are in the construction phase totaled $182 million, with most of the funds expected to be drawn over the next 12 to 18 months. Our current pipeline reports indicate continued strong commercial loan funding opportunities in future periods, including $212 million in new lending commitments, a majority of which we expect to be accepted and funded over the next 12 to 18 months. Our commercial lenders also report additional opportunities they are currently discussing with existing borrowers and potential new customers. We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship, as well as concentration limits we have established within our commercial loan portfolio. Usage of existing commercial lines of credit was relatively stable during 2021 at approximately 40%, compared to our historical average of about 50% prior to the Coronavirus Pandemic.

Residential mortgage loans increased $105 million during 2021, totaling $443 million, or 12.8% of total loans, at December 31, 2021. As of December 31, 2020, the residential mortgage portfolio comprised 10.6% of total loans. Activity within the residential mortgage loan function remained very active throughout 2021, primarily reflecting refinance transactions spurred by low residential mortgage loan rates, strength in home purchase activity, and the continuing success of strategic initiatives that have been implemented over the past several years to gain market share and increase production. We originated $952 million in residential mortgage loans during 2021, compared to $864 million in 2020, an increase of over 10%. The production composition during 2021 was split almost evenly between refinance and purchase transactions, compared to 2020 when approximately 66% of production was comprised of refinance transactions. Residential mortgage loans originated for sale, generally consisting of longer-term fixed rate residential mortgage loans, totaled $644 million during 2021, or about 68% of the total residential mortgage loans originated, compared to approximately 78% in 2020. Residential mortgage loans originated not sold are generally comprised of adjustable rate residential mortgage loans. We remain pleased with the results of our strategic initiatives associated with the growth of our residential mortgage banking operation over the past few years, and remain optimistic that origination volumes will continue to be solid in future periods.

Other consumer-related loans declined $1.1 million during 2021, and at December 31, 2021 totaled $60.5 million, or 1.8% of total loans. As of December 31, 2020, the other consumer-related loan portfolio comprised 1.9% of total loans. We expect this loan portfolio segment to decline in dollar amount and as a percent of total loans in future periods as scheduled principal payments exceed origination volumes.

The following table summarizes our loan portfolio:

	12/31/21	12/31/20	12/31/19	12/31/18	12/31/17
Commercial:
Commercial & Industrial *	$1,137,419,000	$1,145,423,000	$846,551,000	$822,723,000	$753,764,000
Land Development & Construction	43,239,000	55,055,000	56,119,000	44,885,000	29,873,000
Owner Occupied Commercial Real Estate	565,758,000	529,953,000	579,003,000	548,619,000	526,328,000
Non-Owner Occupied Commercial Real Estate	1,027,415,000	917,436,000	835,346,000	816,282,000	791,685,000
Multi-Family & Residential Rental	176,593,000	146,095,000	124,525,000	127,597,000	101,918,000
Total Commercial	2,950,424,000	2,793,962,000	2,441,544,000	2,360,106,000	2,203,568,000

Retail:
1-4 Family Mortgages	442,547,000	337,888,000	334,771,000	307,540,000	254,559,000
Home Equity & Other Consumer Loans	60,488,000	61,620,000	75,374,000	85,439,000	100,425,000
Total Retail	503,035,000	399,508,000	410,145,000	392,979,000	354,984,000

Total Loans	$3,453,459,000	$3,193,470,000	$2,851,689,000	$2,753,085,000	$2,558,552,000

(*) For December 31, 2021, and December 31, 2020, includes $40.1 million and $365 million in loans originated under the Paycheck Protection Program, respectively.

The following table presents total loans outstanding as of December 31, 2021, according to scheduled repayments of principal on fixed rate loans and repricing frequency on variable rate loans. Floating rate commercial loans that are currently at interest rate floors, representing approximately 50% of total commercial loans at year-end 2021, are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

	Less Than	One Through	More Than
	One Year	Five Years	Five Years	Total

Construction and land development	$60,436,000	$139,781,000	$106,976,000	$307,193,000
Real estate - residential properties	42,264,000	112,963,000	309,114,000	464,341,000
Real estate - multi-family properties	24,181,000	20,868,000	57,363,000	102,412,000
Real estate - commercial properties	409,129,000	796,853,000	224,031,000	1,430,013,000
Commercial and industrial	662,221,000	368,338,000	103,655,000	1,134,214,000
Consumer	1,735,000	12,958,000	593,000	15,286,000
Total loans	$1,199,966,000	$1,451,761,000	$801,732,000	$3,453,459,000

Fixed rate loans	$530,975,000	$1,356,949,000	$579,573,000	$2,467,497,000
Floating rate loans	668,991,000	94,812,000	222,159,000	985,962,000
Total loans	$1,199,966,000	$1,451,761,000	$801,732,000	$3,453,459,000

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

Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest and foreclosed properties, totaled $2.5 million (0.1% of total assets) as of December 31, 2021, compared to $4.1 million (0.1% of total assets) as of December 31, 2020. The volume of nonperforming assets has remained under 0.3% of total assets since year-end 2015, and under 0.1% over the past three years. Given the low level of nonperforming loans and accruing loans 30 to 89 days delinquent, combined with a relatively steady level of watch list credits and what we believe are strong credit administration practices, we are pleased with the overall quality of the loan portfolio.

The following tables provide a breakdown of nonperforming assets by property type:

NONPERFORMING LOANS

	12/31/21	12/31/20	12/31/19	12/31/18	12/31/17
Residential Real Estate:
Land Development	$32,000	$35,000	$34,000	$0	$0
Construction	0	0	0	0	0
Owner Occupied / Rental	1,768,000	2,519,000	2,104,000	3,157,000	3,381,000
	1,800,000	2,554,000	2,138,000	3,157,000	3,381,000

Commercial Real Estate:
Land Development	0	0	0	0	35,000
Construction	0	0	0	0	0
Owner Occupied	0	619,000	134,000	950,000	2,241,000
Non-Owner Occupied	0	22,000	0	0	0
	0	641,000	134,000	950,000	2,276,000

Non-Real Estate:
Commercial Assets	662,000	172,000	0	17,000	1,444,000
Consumer Assets	6,000	17,000	12,000	17,000	42,000
	668,000	189,000	12,000	34,000	1,486,000

Total	$2,468,000	$3,384,000	$2,284,000	$4,141,000	$7,143,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	12/31/21	12/31/20	12/31/19	12/31/18	12/31/17
Residential Real Estate:
Land Development	$0	$0	$0	$0	$0
Construction	0	0	0	0	0
Owner Occupied / Rental	0	88,000	260,000	398,000	193,000
	0	88,000	260,000	398,000	193,000

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	0	613,000	192,000	413,000	2,031,000
Non-Owner Occupied	0	0	0	0	36,000
	0	613,000	192,000	413,000	2,067,000

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$0	$701,000	$452,000	$811,000	$2,260,000

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	2021	2020	2019	2018	2017

Beginning balance	$3,384,000	$2,284,000	$4,141,000	$7,143,000	$5,939,000
Additions	1,187,000	3,361,000	698,000	2,909,000	7,604,000
Returns to performing status	(165,000)	(105,000)	(126,000)	(175,000)	(232,000)
Principal payments	(1,711,000)	(1,701,000)	(2,140,000)	(5,028,000)	(4,234,000)
Loan charge-offs	(227,000)	(455,000)	(289,000)	(708,000)	(1,934,000)

Total	$2,468,000	$3,384,000	$2,284,000	$4,141,000	$7,143,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	2021	2020	2019	2018	2017

Beginning balance	$701,000	$452,000	$811,000	$2,260,000	$469,000
Additions	30,000	758,000	462,000	1,114,000	4,401,000
Sale proceeds	(397,000)	(485,000)	(792,000)	(2,380,000)	(677,000)
Valuation write-downs	(334,000)	(24,000)	(29,000)	(183,000)	(1,933,000)

Total	$0	$701,000	$452,000	$811,000	$2,260,000

Gross loan charge-offs totaled $1.0 million during 2021, while recoveries of prior period loan charge-offs totaled $2.7 million, providing for net loan recoveries of $1.7 million, or 0.05% of average total loans. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

The following table summarizes changes in the allowance for the past five years. For the years 2019, 2018, and 2017, presented loan and allowance data are reflective of only originated loans and the allowance for originated loans. We terminated the application of purchase accounting associated with our merger with Firstbank effective January 1, 2020.

	2021	2020	2019	2018	2017

Loans outstanding at year-end	$3,453,459,000	$3,193,470,000	$2,609,747,000	$2,451,324,000	$2,167,404,000

Daily average balance of loans outstanding during the year	$3,324,612,000	$3,190,742,000	$2,575,819,000	$2,291,901,000	$2,052,534,000

Balance of allowance for loans at beginning of year (*)	$37,967,000	$23,889,000	$21,554,000	$19,133,000	$17,868,000

Loans charged-off:
Commercial, financial and agricultural	(909,000)	(614,000)	(455,000)	(367,000)	(2,272,000)
Construction and land development	0	0	0	(61,000)	(20,000)
Residential real estate	(92,000)	(129,000)	(361,000)	(551,000)	(687,000)
Instalment loans to individuals	(43,000)	(96,000)	(67,000)	(210,000)	(204,000)
Total charge-offs	(1,044,000)	(839,000)	(883,000)	(1,189,000)	(3,183,000)

Recoveries of previously charged-off loans:
Commercial, financial and agricultural	1,537,000	488,000	302,000	1,757,000	1,445,000
Construction and land development	92,000	0	24,000	832,000	129,000
Residential real estate	1,036,000	314,000	239,000	531,000	131,000
Instalment loans to individuals	75,000	65,000	63,000	90,000	102,000
Total recoveries	2,740,000	867,000	628,000	3,210,000	1,807,000

Net loan (charge-offs) recoveries	1,696,000	28,000	(255,000)	2,021,000	(1,376,000)

Provision for loan losses	(4,300,000)	14,050,000	1,867,000	400,000	2,641,000

Balance of allowance for loans at end of year	$35,363,000	$37,967,000	$23,166,000	$21,554,000	$19,133,000

Ratio of net loan (charge-offs) recoveries to average loans outstanding during the year	0.05%	0.01%	(0.01)%	(0.09)%	(0.07)%

Ratio of allowance to loans outstanding at year-end	1.02%	1.18%	0.89%	0.88%	0.88%

(*) For the December 31, 2020 column, the balance of allowance for loans at beginning of year includes the December 31, 2019 balance of the allowance for acquired loans.

The following table illustrates the breakdown of the allowance for loans balance by loan type (dollars in thousands) and of the total loan portfolio (in percentages). For the years 2019, 2018, and 2017, presented loan and allowance data are reflective of only originated loans and the allowance for originated loans. We terminated the application of purchase accounting associated with our merger with Firstbank effective January 1, 2020.

	12/31/21		12/31/20		12/31/19		12/31/18		12/31/17
	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio

Commercial, financial and agricultural	$30,224	77.3%	$33,235	79.6%	$20,599	76.0%	$19,228	86.7%	$15,616	77.8%
Construction and land development	2,324	8.9	813	7.2	340	9.0	270	2.0	1,260	7.6
Residential real estate	2,524	13.4	3,595	12.7	1,863	14.2	1,778	10.0	1,758	13.3
Instalment loans to individuals	246	0.4	265	0.5	294	0.8	234	1.3	406	1.3
Unallocated	45	0.0	59	0.0	70	0.0	44	0.0	93	0.0
Total	$35,363	100.0%	$37,967	100.0%	$23,166	100.0%	$21,554	100.0%	$19,133	100.0%

The following table depicts the ratio of our allowance to nonperforming loans:

	12/31/21	12/31/20	12/31/19	12/31/18	12/31/17
Ratio of allowance to nonperforming loans	1,432.9%	1,122.0%	1,045.9%	540.4%	273.0%

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

Financial institutions were not required to comply with the CECL methodology requirements from the enactment date of the CARES Act until the earlier of the end of the President’s declaration of a National Emergency or December 31, 2020. The Consolidated Appropriations Act, 2021, that was enacted in December 2020, provided for a further extension of the required CECL adoption date to January 1, 2022. An economic forecast is a key component of the CECL methodology. As we continued to experience an unprecedented economic environment whereby a sizable portion of the economy had been significantly impacted by government-imposed activity limitations and similar reactions by businesses and individuals, substantial government stimulus was provided to businesses, individuals and state and local governments and financial institutions offered businesses and individuals payment relief options, economic forecasts were regularly revised with no economic forecast consensus. Given the high degree of uncertainty surrounding economic forecasting, we elected to postpone the adoption of CECL until January 1, 2022, and continued to use our incurred loan loss reserve model as permitted through December 31, 2021.

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

We established a Covid-19 reserve allocation factor to address the Coronavirus Pandemic and its potential impact on the collectability of the loan portfolio during the second quarter of 2020. The creation of this factor reflected our belief that the traditional nine environmental factors did not sufficiently capture and address the unique circumstances, challenges and uncertainties associated with the Coronavirus Pandemic, which included unprecedented federal government stimulus and interventions, statewide mandatory closures of nonessential businesses and periodic changes to such and our ability to provide payment deferral programs to commercial and retail borrowers without the interjection of troubled debt restructuring accounting rules. We review a myriad of items when assessing this new environmental factor, including virus infection rates, economic outlooks, employment data, business closures, foreclosures, payment deferments and government-sponsored stimulus programs. The Covid-19 reserve factor resulted in a $5.3 million increase to the allowance during 2020, which increased to $6.5 million as of December 31, 2021 given the significant core commercial loan and residential mortgage loan growth during the year.

We recorded a negative loan loss provision expense of $4.3 million during 2021, compared to a provision expense of $14.1 million during 2020. The negative provision expense recorded during 2021 primarily reflects reduced allowance allocations associated with the economic and business conditions environmental factor, depicting improvement in both current and forecasted economic conditions, and the recording of net loan recoveries, which combined more than offset required allowance allocations necessitated by the strong net core commercial loan growth. The economic and business conditions environmental factor was upgraded during both the second and fourth quarters of 2021, resulting in an aggregate allowance reduction of $7.3 million. The relatively large provision expense recorded during 2020 primarily reflected the onset of stressed conditions related to the Coronavirus Pandemic, including two separate downgrades of the economic and business conditions environmental factor, the introduction of the Covid-19 pandemic environmental factor to address the unique challenges and uncertainties associated with the Coronavirus Pandemic, and certain commercial loan downgrades.

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

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired loans. Our migration takes into account various time periods; however, at year-end 2021 we placed most weight on the period starting January 1, 2011 through December 31, 2021. We believe this period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general market consensus of economic conditions in the near future. We continue to actively monitor our loan portfolio and assess reserve allocation factors in light of the Coronavirus Pandemic and its impact on the U.S. economic environment and our borrowers in particular.

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

The allowance for loans equaled $35.4 million as of December 31, 2021, or 1.0% of total loans outstanding. The allowance for loans equaled 1.2% of total loans at year-end 2020. As of December 31, 2021, the allowance for loans was comprised of $34.9 million in general reserves relating to non-impaired loans and $0.5 million in specific allocations on other loans, primarily accruing loans designated as troubled debt restructurings.

Although we believe the allowance is adequate to absorb losses as they arise, there can be no assurance that we will not sustain losses in any given period that could be substantial in relation to, or greater than, the size of the allowance. Troubled debt restructurings totaled $17.5 million at December 31, 2021, consisting of $0.8 million that are on nonaccrual status and $16.7 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, is not included in our nonperforming loan totals. Impaired loans with an aggregate carrying value of $0.5 million as of December 31, 2021 had been subject to previous partial charge-offs aggregating $0.5 million over the past eleven years. As of December 31, 2021, there were no specific reserves allocated to impaired loans that had been subject to a previous partial charge-off.

The following table provides a breakdown of our loans categorized as troubled debt restructurings:

	12/31/21	12/31/20	12/31/19	12/31/18	12/31/17

Performing	$16,728,000	$23,133,000	$11,788,000	$19,223,000	$6,128,000
Nonperforming	746,000	510,000	353,000	229,000	2,434,000

Total	$17,474,000	$23,643,000	$12,141,000	$19,452,000	$8,562,000

Securities available for sale increased $205 million during 2021, totaling $593 million as of December 31, 2021. The securities portfolio equaled 11.4% of average earning assets during 2021, compared to 8.9% during 2020. Purchases of U.S. Government agency bonds totaled $218 million during 2021, in part reflecting the reinvestment of proceeds from called U.S. Government agency bonds that totaled $61.9 million. Purchases of U.S. Government agency guaranteed mortgage-backed securities totaled $28.8 million during 2021, consisting of investments in Community Reinvestment Act-qualified securities, in part reflecting the reinvestment of $10.5 million from principal paydowns on U.S. Government agency guaranteed mortgage-backed securities. Purchases of municipal bonds totaled $51.8 million during 2021; proceeds from matured and called municipal bonds totaled $8.0 million. No bonds were sold during 2021. At December 31, 2021, the securities portfolio was comprised of U.S. Government agency bonds (66%), municipal bonds (27%) and U.S. Government agency guaranteed mortgage-backed securities (7%). All of our securities are currently designated as available for sale, and therefore are stated at fair value. The fair value of securities designated as available for sale at December 31, 2021 totaled $593 million, including a net unrealized loss of $4.7 million. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function.

The following table reflects the composition of the securities portfolio:

	12/31/21		12/31/20		12/31/19
	Carrying		Carrying		Carrying
	Value	Percent	Value	Percent	Value	Percent

U.S. Government agency debt obligations	$390,371,000	65.9%	$242,141,000	62.5%	$186,410,000	55.7%

Mortgage-backed securities	41,803,000	7.0	24,890,000	6.4	42,470,000	12.7

Municipal general obligations	137,594,000	23.2	107,824,000	27.9	101,079,000	30.2

Municipal revenue bonds	22,475,000	3.8	11,992,000	3.1	4,196,000	1.3

Other investments	500,000	0.1	500,000	0.1	500,000	0.1

Totals	$592,743,000	100.0%	$387,347,000	100.0%	$334,655,000	100.0%

Federal Home Loan Bank of Indianapolis (“FHLBI”) stock totaled $18.0 million as of December 31, 2021, unchanged from the balance at December 31, 2020. Our investment in FHLBI stock is necessary to engage in their advance and other financing programs. We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

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

The following table shows by class of maturities as of December 31, 2021, the amounts and weighted average yields (on a fully taxable-equivalent basis) of investment securities:

	Carrying	Average
	Value	Yield
Obligations of U.S. Government agencies:
One year or less	$89,000	2.06%
Over one through five years	137,646,000	0.61
Over five through ten years	208,258,000	1.30
Over ten years	44,378,000	1.80
	390,371,000	1.11
Obligations of states and political subdivisions:
One year or less	11,370,000	1.92
Over one through five years	47,142,000	2.03
Over five through ten years	77,351,000	2.36
Over ten years	24,206,000	2.35
	160,069,000	2.23

Mortgage-backed securities	41,803,000	1.85
Other investments	500,000	3.75

Totals	$592,743,000	1.47%

Interest-earning deposit balances, primarily consisting of funds deposited with the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate risk sensitivity. The average balance of these funds equaled $671 million, or 14.9% of average earning assets, during 2021, compared to $357 million, or 9.2% of average earning assets, during 2020, and a more typical $115 million, or 3.5% of average earning assets, during 2019. The elevated level during 2021 and 2020 primarily reflects increased local deposits stemming from federal government stimulus programs and reduced business and consumer investing and spending. Although we expect the level of interest-earning deposit balances to gradually decline during 2022, the level will likely remain elevated throughout the year and into 2023.

Non-Earning Assets

Cash and due from bank balances averaged 1.4% of total assets during 2021, similar to the average levels during 2020, and no significant changes are expected in future periods. Net premises and equipment declined $1.7 million during 2021, equaling $57.3 million as of December 31, 2021, or 1.1% of total assets. Increases were recorded during 2021 from remodeling and new lease activities, while declines of a similar total were recorded from the sales of a branch facility (along with the associated loans and deposits) and former branch offices, along with depreciation expense.

We had no foreclosed or repossessed assets at December 31, 2021, compared to $0.7 million at December 31, 2020. Although we expect periodic transfers from loans to foreclosed and repossessed assets in future periods reflecting our collection efforts on certain impaired lending relationships, we believe the strong quality of our loan portfolio will limit any overall increase in, and average balance of, this nonperforming asset category.

Source of Funds

Total deposits increased $672 million during 2021, totaling $4.08 billion as of December 31, 2021. Local deposits increased $695 million, while out-of-area deposits decreased $23.0 million. As a percent of total deposits, out-of-area deposits declined from 1.4% at December 31, 2020 to 0.6% as of year-end 2021. FHLBI advances decreased $20.0 million during 2021, totaling $374 million as of December 31, 2021.

Noninterest-bearing checking accounts and interest-bearing checking accounts increased $245 million and $65.8 million, respectively, during 2021, in large part reflecting federal government stimulus programs, especially the PPP, as well as lower business investing and spending. Money market deposit accounts grew $428 million during 2021, of which $314 million was during the last two quarters. A portion of the growth reflects federal government stimulus programs and lower business and consumer investing and spending; however, we believe a large portion of the growth during the third and fourth quarters, consisting of large additional deposits by several existing account holders, are temporary and will be withdrawn over the next three months to six months. Savings deposits increased $56.3 million, primarily reflecting the impact of federal government stimulus programs and lower consumer investing and spending. Local time deposits decreased $100 million during 2021, in large part reflecting the maturity and withdrawal of funds from certain municipal customers and time deposits that were opened as part of a special time deposit campaign we ran in early 2019. The $23.0 million reduction in out-of-area time deposits during 2021 reflects maturities that were not replaced as the funds were no longer needed.

Total local deposits have increased $1.50 billion since December 31, 2019. Noninterest-bearing checking accounts have grown $753 million during this time period, while interest-bearing checking accounts and money market deposit accounts are up $206 million and $531 million, respectively. The increases in these transactional deposit products largely reflect federal government stimulus programs, especially the PPP, as well as lower business investing and spending. Deposit growth associated with new commercial lending relationships has also been notable. Savings deposits are up $125 million over the past two years, primarily reflecting the impact of federal government stimulus programs and lower consumer investing and spending.

Sweep accounts increased $79.1 million during 2021, totaling $197 million as of December 31, 2021. The aggregate balance of this funding type can be subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances that many of the customers maintain. The average balance of sweep accounts equaled $159 million during 2021, with a high balance of $209 million and a low balance of $113 million. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts to overnight interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. All of our repurchase agreements are accounted for as secured borrowings.

FHLBI advances declined $20.0 million during 2021, reflecting maturities that were not replaced as the funds were no longer needed. FHLBI advances aggregated $374 million as of December 31, 2021. FHLBI advances are primarily used to assist in funding loan demand, as well as playing an integral role in our interest rate risk management program. FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on certain commercial real estate property loans, and substantially all other assets of our bank under a blanket lien arrangement. Our borrowing line of credit at year-end 2021 totaled $889 million, with remaining availability based on collateral of $509 million.

On December 15, 2021, we entered into Subordinated Note Purchase Agreements with certain institutional accredited investors pursuant to which we issued and sold $75.0 million in aggregate principal amount of its 3.25% fixed-to-floating rate subordinated notes (“Notes”). The Notes have a stated maturity of January 30, 2032, are redeemable by us at our option, in whole or in part, on or after January 30, 2027 on any interest payment date at a redemption price of 100% of the principal amount of the Notes being redeemed. The Notes are not subject to redemption at the option of the holder. The Notes will bear interest at a fixed rate of 3.25% per year until January 29, 2027. Commencing on January 30, 2027 and through the stated maturity date of January 30, 2032, the interest rate will reset quarterly at a variable rate equal to the then-current Three-Month Term SOFR plus 212 basis points. On December 15, 2021, we injected $70.0 million of the issuance proceeds to our bank as an increase to equity capital.

On January 14, 2022, we issued an additional $15.0 million of its Notes to certain institutional accredited investors, reflecting an expansion of the $75.0 million issuance completed on December 15, 2021. The additional $15.0 million issuance was completed on the same terms as the prior offering and under the existing indenture. On January 14, 2022, we injected $15.0 million of the issuance proceeds to our bank as an increase to equity capital.

Shareholders’ equity increased $15.0 million during 2021, totaling $457 million as of December 31, 2021. Positively impacting shareholders’ equity was net income of $59.0 million, while negatively affecting shareholders’ equity were cash dividends on our common stock totaling $18.5 million and share repurchases aggregating $21.4 million. Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by a total of $5.1 million. Negatively impacting shareholders’ equity during 2021 was a $9.2 million after-tax decline in the market value of available for sale securities.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

Summary

We recorded net income of $59.0 million, or $3.69 per basic and diluted share, for 2021, compared to net income of $44.1 million, or $2.71 per basic and diluted share, for 2020. Costs and a charitable contribution related to the formation and initial funding of The Mercantile Bank Foundation decreased net income during 2021 by approximately $3.2 million, or $0.20 per diluted share. Excluding the impacts of these transactions, diluted earnings per share increased $1.18, or 43.5%, during 2021 compared to 2020.

The higher level of net income during 2021 compared to 2020 resulted from a lower provision for loan losses and increased noninterest income and net interest income, which more than offset higher noninterest expense. A negative loan loss provision expense was recorded during 2021, primarily reflecting reduced allocations associated with the economic and business conditions environmental factor and the recording of net loan recoveries during the year. Growth in noninterest income during 2021 mainly reflected an increased level of fee income generated from an interest rate swap program that was introduced during the fourth quarter of 2020. Increases in all other key fee income categories also contributed to the higher level of noninterest income. The increase in net interest income during 2021 resulted from the positive impact of earning asset growth, which more than offset the negative impact of a lower net interest margin. Noninterest expense increased in 2021 compared to 2020 primarily due to higher compensation costs and the previously mentioned formation expenses and initial funding contribution associated with The Mercantile Bank Foundation.

The following table shows some of the key performance and equity ratios for the years ended December 31, 2021 and 2020:

	2021	2020
Return on average assets	1.23%	1.07%
Return on average shareholders’ equity	13.11%	10.32%
Average shareholders’ equity to average assets	9.38%	10.34%

Net Interest Income

Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. Interest income (adjusted for tax-exempt income) and interest expense totaled $144 million and $19.4 million during 2021, respectively, providing for net interest income of $124 million. During 2020, interest income and interest expense equaled $149 million and $26.1 million, respectively, providing for net interest income of $122 million. In comparing 2021 with 2020, interest income decreased 3.2%, interest expense was down 25.5%, and net interest income increased 1.5%. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types and levels of assets and liabilities, the interest rate environment, interest rate risk, asset quality, liquidity, and customer behavior also impact net interest income as well as the net interest margin.

The $1.8 million increase in net interest income in 2021 compared to 2020 resulted from a higher level of average earning assets, which more than offset a decreased net interest margin. During 2021, the net interest margin equaled 2.76%, down from 3.17% during 2020 due to a lower yield on average earning assets, which more than offset a reduction in the cost of funds. During 2021, earning assets averaged $4.51 billion, representing an increase of $643 million, or 16.6%, from the $3.87 billion average during 2020. Average interest-earning deposits increased $315 million, average securities were up $170 million, and average loans increased $158 million. The decreased yield on average earning assets mainly resulted from a change in earning asset mix, reflecting an increase in low-yielding interest-earning deposits. A significant volume of excess on-balance sheet liquidity, which initially surfaced in the second quarter of 2020 as a result of the Covid-19 environment and persisted during the remainder of 2020 and full year 2021, negatively impacted the yield on average earning assets by 46 basis points and 27 basis points during 2021 and 2020, respectively, and the net interest margin by 39 basis points and 22 basis points during the respective periods. The excess funds, consisting primarily of low-yielding deposits with the Federal Reserve Bank of Chicago, are mainly a product of continuing local deposit growth and PPP loan forgiveness activities. Lower yields on commercial loans and securities also contributed to the decreased yield on average earning assets. The reduced yield on commercial loans primarily resulted from lower interest rates on variable-rate commercial loans resulting from the FOMC significantly decreasing the targeted federal funds rate by 150 basis points in March of 2020, along with the origination of new loans and renewal of maturing loans in the lower interest rate environment. The decreased yield on securities mainly depicted a lower level of accelerated discount accretion on called U.S. Government agency bonds and reduced yields on newly purchased agency bonds, reflecting the declining interest rate environment. The cost of funds declined from 0.67% during 2020 to 0.43% during 2021, primarily due to a change in funding mix, consisting of an increase in lower-costing non-time deposits as a percentage of total funding sources, and decreased rates paid on local time deposits, reflecting the declining interest rate environment.

The following table depicts the average balance, interest earned and paid, and weighted average rate of our assets, liabilities and shareholders’ equity during 2021, 2020 and 2019. The subsequent table also depicts the dollar amount of change in interest income and interest expense of interest-earning assets and interest-bearing liabilities, respectively, segregated between change due to volume and change due to rate. Tax-exempt securities interest income and yield for 2021, 2020 and 2019 have been computed on a tax equivalent basis using a marginal tax rate of 21.0%. Securities interest income was increased by $0.2 million in 2021, 2020 and 2019 for this non-GAAP, but industry standard, adjustment. These adjustments equated to one basis point increases in our net interest margin during all three years.

(Dollars in thousands)	Years ended December 31,
	2 0 2 1			2 0 2 0			2 0 1 9
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Taxable securities	$390,720	$5,127	1.31%	$236,097	$7,740	3.28%	$259,221	$7,919	3.05%
Tax-exempt securities	122,748	2,626	2.14	106,935	2,538	2.37	100,291	2,471	2.46
Total securities	513,468	7,753	1.51	343,032	10,278	3.00	359,512	10,390	2.89

Loans	3,324,611	135,048	4.06	3,167,065	137,399	4.34	2,844,606	145,816	5.13
Interest-earning deposits	671,351	933	0.14	356,501	876	0.25	114,527	2,371	2.07
Total earning assets	4,509,430	143,734	3.19	3,866,598	148,553	3.84	3,318,645	158,577	4.78

Allowance for loan losses	(38,003)			(30,164)			(23,914)
Cash and due from banks	69,084			58,345			53,151
Other non-earning assets	260,623			238,789			213,763

Total assets	$4,801,134			$4,133,568			$3,561,645

Interest-bearing checking accounts	$498,119	$1,469	0.29%	$392,053	$1,263	0.32%	$315,735	$529	0.17%
Savings deposits	378,312	146	0.04	297,825	185	0.06	276,852	319	0.12
Money market accounts	756,715	1,617	0.21	542,967	1,968	0.36	485,044	5,664	1.17
Time deposits	472,925	5,882	1.24	590,421	11,568	1.96	644,904	14,752	2.29
Total interest-bearing deposits	2,106,071	9,114	0.43	1,823,266	14,984	0.82	1,722,535	21,264	1.23

Short-term borrowings	158,855	170	0.11	137,658	173	0.13	106,630	295	0.28
Federal Home Loan Bank advances	392,575	8,177	2.08	386,896	8,571	2.22	369,688	8,977	2.43
Other borrowings	52,984	1,971	3.72	49,792	2,339	4.70	49,427	3,267	6.61
Total interest-bearing liabilities	2,710,485	19,432	0.72	2,397,612	26,067	1.09	2,248,280	33,803	1.50

Checking accounts	1,620,480			1,291,542			902,180
Other liabilities	19,998			16,909			16,272
Total liabilities	4,350,963			3,706,063			3,166,732
Average equity	450,171			427,505			394,913
Total liabilities and equity	$4,801,134			$4,133,568			$3,561,645

Net interest income		$124,302			$122,486			$124,774
Rate spread			2.47%			2.75%			3.28%
Net interest margin			2.76%			3.17%			3.76%

	Years ended December 31,
	2021 over 2020			2020 over 2019
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income
Taxable securities	$(2,613,000)	$3,482,000	$(6,095,000)	$(179,000)	$(735,000)	$556,000
Tax exempt securities	88,000	353,000	(265,000)	67,000	160,000	(93,000)
Loans	(2,351,000)	6,644,000	(8,995,000)	(8,417,000)	15,451,000	(23,868,000)
Interest-earning deposit balances	57,000	548,000	(491,000)	(1,495,000)	1,894,000	(3,389,000)

Net change in tax-equivalent interest income	(4,819,000)	11,027,000	(16,846,000)	(10,024,000)	16,770,000	(26,794,000)

Increase (decrease) in interest expense
Interest-bearing demand deposits	206,000	320,000	(114,000)	734,000	152,000	582,000
Savings deposits	(39,000)	42,000	(81,000)	(134,000)	23,000	(157,000)
Money market accounts	(351,000)	619,000	(970,000)	(3,696,000)	607,000	(4,303,000)
Time deposits	(5,686,000)	(2,006,000)	(3,680,000)	(3,184,000)	(1,180,000)	(2,004,000)
Short-term borrowings	(3,000)	25,000	(28,000)	(122,000)	70,000	(192,000)
Federal Home Loan Bank advances	(394,000)	124,000	(518,000)	(406,000)	405,000	(811,000)
Other borrowings	(368,000)	143,000	(511,000)	(928,000)	24,000	(952,000)
Net change in interest expense	(6,635,000)	(733,000)	(5,902,000)	(7,736,000)	101,000	(7,837,000)

Net change in tax-equivalent net interest income	$1,816,000	$11,760,000	$(9,944,000)	$(2,288,000)	$16,669,000	$18,957,000

Interest income is primarily generated from the loan portfolio, and to a significantly lesser degree, from securities and other interest-earning assets. Interest income decreased $4.8 million during 2021 from that earned in 2020, totaling $144 million in 2021 compared to $149 million in the previous year. The decrease in interest income is attributable to a lower yield on average earning assets, which more than offset the positive impact of an increased level of average earning assets. The lower yield on average earning assets mainly resulted from a change in earning asset mix. During 2021 and 2020, earning assets had an average yield (tax equivalent-adjusted basis) of 3.19% and 3.84%, respectively. On average, lower-yielding interest-earning deposits represented 14.9% of earning assets during 2021, up from 9.2% during 2020, while higher-yielding loans represented 73.7% of earning assets during 2021, down from 81.9% during 2020. The significant increase in interest-earning deposits during 2021 primarily reflected ongoing local deposit growth stemming from federal government stimulus programs and lower business and consumer investing and spending and PPP loan forgiveness activities, which outpaced loan growth and an expanded securities portfolio. A decreased yield on commercial loans, primarily reflecting reduced interest rates on variable-rate loans stemming from FOMC rate cuts and the lower interest rate environment, and a decreased yield on securities, mainly reflecting a reduced level of accelerated discount accretion on called U.S. Government agency bonds and the lower interest rate environment, also contributed to the decreased yield on average earning assets. Accelerated discount accretion on called U.S. Government agency bonds totaling $3.0 million was recorded as interest income during 2020; accelerated discount accretion totaled less than $0.1 million during 2021. The accelerated discount accretion positively impacted the yield on average earning assets during 2020 by eight basis points.

Interest income generated from the loan portfolio decreased $2.4 million in 2021 compared to the level earned in 2020; a decrease in loan yield from 4.34% in 2020 to 4.06% in 2021 resulted in a $9.0 million decline in interest income, while growth in the loan portfolio during 2021 resulted in a $6.6 million increase in interest income. The lower yield on loans mainly resulted from a decreased yield on commercial loans, which equaled 4.09% during 2021, down from 4.35% during 2020 primarily due to the aforementioned FOMC rate cuts during March of 2020 and the lower interest rate environment.

Interest income generated from the securities portfolio decreased $2.5 million in 2021 compared to the level earned in 2020; a decrease in the yield on securities from 3.00% during 2020 to 1.51% during 2021 resulted in a $6.3 million reduction in interest income, while growth in the average balance of the securities portfolio during 2021 resulted in an increase in interest income of $3.8 million. The decreased yield on securities mainly reflected a lower level of accelerated discount accretion on called U.S. Government agency bonds being recorded as interest income during 2021 and the decreased interest rate environment. Interest income on interest-earning deposits was up slightly in 2021 compared to the level earned in 2020 as an increase in interest income stemming from growth in these balances was substantially offset by a decrease in interest income resulting from a lower yield on these balances, reflecting the decreased interest rate environment. The increase in average interest-earning deposits during 2021 primarily resulted from continuing local deposit growth and PPP loan forgiveness activities.

Interest expense is generated from interest-bearing deposits and borrowed funds. Interest expense decreased $6.6 million during 2021 from that expensed in 2020, totaling $19.4 million in 2021 compared to $26.0 million in the previous year. The decrease in interest expense largely resulted from a lower cost of funds. During 2021 and 2020, interest-bearing liabilities had a weighted average rate of 0.72% and 1.09%, respectively; a decrease in interest expense of $5.9 million was recorded during 2021 due to the reduced cost of funds. The lower average cost of interest-bearing liabilities mainly resulted from decreased costs of local deposits and borrowings and a change in funding mix. The cost of time deposits declined from 1.96% during 2020 to 1.24% during 2021 primarily due to lower rates paid on local time deposits, depicting the decreased interest rate environment, and a change in composition, mainly reflecting a decline in higher-cost brokered funds. The cost of interest-bearing non-time deposit accounts decreased from 0.28% during 2020 to 0.20% during 2021, primarily reflecting lower interest rates paid on money market accounts; the reduced interest rates mainly reflected the decreased interest rate environment. The cost of borrowed funds decreased from 1.93% during 2020 to 1.71% during 2021, mainly reflecting lower costs of FHLBI advances and subordinated debentures, along with a change in borrowing mix. The cost of FHLBI advances was 2.08% during 2021, down from 2.22% during 2020, primarily reflecting the impact of a blend and extend transaction that was executed in June of 2020 and the declining interest rate environment. The blend and extend transaction with the FHLBI, which extended the duration of our FHLBI advance portfolio as part of our interest rate risk management program, consisted of us prepaying seven advances aggregating $70.0 million with maturities ranging from August 2020 through October 2021 and fixed interest rates from 1.36% to 2.84% and averaging 1.97%, using the proceeds from seven new advances aggregating $70.0 million with maturities ranging from June 2024 through June 2027 and fixed interest rates from 0.55% to 1.18% and averaging 0.84%.

The cost of subordinated debentures was 3.80% during 2021, down from 4.80% during 2020 due to decreases in the 90-Day Libor Rate. Average lower-cost sweep accounts represented 26.3% and 23.1% of average total borrowings during 2021 and 2020, respectively, while average higher-cost FHLBI advances represented 65.0% and 67.4% of average total borrowings during the respective periods. A change in funding mix, consisting of an increase in average lower-cost interest-bearing non-time deposits and a decrease in average higher-cost time deposits as a percentage of average total interest-bearing liabilities, also contributed to the lower weighted average cost of interest-bearing liabilities during 2021 compared to 2020.

A lower average rate paid on interest-bearing non-time deposits during 2021 resulted in a $1.2 million decrease in interest expense, while a $400 million increase in the average balance of these deposits equated to a $1.0 million increase in interest expense. A lower average rate paid on time deposits during 2021 resulted in a $3.7 million decrease in interest expense, while a $117 million decrease in the average balance of time deposits equated to a $2.0 million reduction in interest expense. Interest expense related to short-term borrowings, which are comprised entirely of sweep accounts, during 2021 remained virtually unchanged compared to the prior year as a lower level of expense resulting from a slight decrease in the average rate paid on these funds was substantially offset by a higher level of expense stemming from an increase in the average balance of these funds. A lower average rate paid on average FHLBI advances during 2021 resulted in a $0.5 million reduction in interest expense, while a $5.7 million increase in the average balance of advances resulted in a $0.1 million increase in interest expense. A decreased average rate paid on other borrowings during 2021 resulted in a $0.5 million decline in interest expense, while a $3.2 million increase in average other borrowings equated to a $0.1 million increase in interest expense.

Provision for Loan Losses

A negative loan loss provision expense of $4.3 million was recorded in 2021, compared to a provision expense of $14.1 million recorded in 2020. The negative provision expense recorded during 2021 mainly reflected reduced allocations associated with the economic and business conditions environmental factor, depicting improvement in both current and forecasted economic conditions, and the recording of net loan recoveries during the year, which more than offset required reserve allocations necessitated by net growth in core commercial loans. Approximately 80% of the provision expense recorded during 2020 consisted of increased allocations associated with existing environmental factors, including economic and business conditions, loan review, and value of underlying collateral dependent commercial loans, and an allocation stemming from the creation of a Covid-19 pandemic environmental factor. The Covid-19 pandemic environmental factor, developed during the second quarter of 2020, is designed to address the unique challenges and economic uncertainty resulting from the pandemic and its potential impact on the collectability of the loan portfolio. The provision expense recorded during 2020 also reflected the downgrading of certain non-impaired commercial loan relationships, most of which occurred during the third quarter.

During 2021, loan charge-offs totaled $1.0 million, while recoveries of prior-period loan charge-offs equaled $2.7 million, providing for net loan recoveries of $1.7 million, or 0.05% of average total loans. During 2020, recoveries of prior-period loan charge-offs totaling $0.9 million slightly exceeded loan charge-offs, providing for a nominal level of net loan recoveries. The allowance for loans, as a percentage of total loans, was 1.0% as of December 31, 2021, and 1.2% as of December 31, 2020.

Noninterest Income

Noninterest income during 2021 was $56.2 million, compared to $45.2 million during 2020. Noninterest income during 2021 included a $1.1 million gain on the sale of a branch facility, a $0.6 million recovery of loan collection costs, and $0.5 million in gains on the sales of former branch facilities. Excluding the impacts of these transactions, noninterest income increased $8.9 million, or 19.8%, during 2021 compared to 2020. The higher level of noninterest income primarily resulted from increased fee income generated from an interest rate swap program that was implemented during the fourth quarter of 2020. The interest rate swap program provides certain commercial borrowers with a longer-term fixed-rate option and assists Mercantile in managing associated longer-term interest rate risk. Growth in credit and debit card income, mortgage banking income, service charges on accounts, and payroll processing fees also contributed to the increased level of noninterest income. Mortgage banking income remained robust in 2021 as ongoing strength in purchase mortgage originations and a higher gain on sale rate more than offset the negative impacts of a decline in refinance activity and a reduced mortgage loan sold percentage. Residential mortgage loan originations totaled $952 million during 2021, approximately 10% higher than originations during 2020. Purchase transactions totaled $494 million during 2021, compared to $297 million during 2020, representing an increase of $197 million, or approximately 66%. Refinance transactions totaled $458 million during 2021, compared to $567 million during 2020, representing a decrease of $109 million, or approximately 19%. Residential mortgage loans originated for sale, generally consisting of longer-term fixed rate residential mortgage loans, totaled $644 million, or approximately 68% of total mortgage loans originated, during 2021. During 2020, residential mortgage loans originated for sale totaled $672 million, or approximately 78% of total mortgage loans originated.

Noninterest Expense

Noninterest expense totaled $111 million during 2021, compared to $98.5 million during 2020. Overhead costs during 2021 included expenses and a charitable contribution associated with the formation and initial funding of The Mercantile Bank Foundation totaling $4.0 million and net losses on sales and write-downs of former branch facilities aggregating $0.6 million, while overhead costs during the prior year included write-downs of former branch facilities totaling $1.4 million. Excluding these transactions, noninterest expense increased $9.2 million, or 9.5%, during 2021 compared to 2020. The higher level of expense primarily resulted from increased compensation costs, mainly reflecting increased regular salary expense largely stemming from annual employee merit pay increases, higher stock-based compensation expense, an increased bonus accrual, larger signing bonus payments, and increased residential mortgage lender commissions and related incentives. FDIC deposit insurance premiums increased $0.7 million in 2021 compared to 2020, mainly reflecting an increased assessment base and rate. Health insurance costs were up $1.1 million in 2021 compared to 2020 mainly due to a higher level of claims, a large portion of which resulted from the treatment of Covid-19 related medical conditions. Data processing costs increased $0.7 million in 2021 compared to 2020, in large part reflecting higher credit and debit card and software maintenance expenses.

Federal Income Tax Expense

During 2021, we recorded income before federal income tax of $73.7 million and a federal income tax expense of $14.7 million, compared to income before federal income tax of $54.8 million and a federal income tax expense of $10.7 million during 2020. The increase in federal income tax expense in 2021 compared to 2020 resulted from the higher level of income before federal income tax. Our effective tax rate was 19.9% during 2021, compared to 19.5% during 2020.

CAPITAL RESOURCES

Shareholders’ equity increased $15.0 million during 2021, totaling $457 million as of December 31, 2021. Positively impacting shareholders’ equity was net income of $59.0 million, while negatively affecting shareholders’ equity were cash dividends on our common stock totaling $18.5 million and share repurchases aggregating $21.4 million. Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by a total of $5.1 million. Negatively impacting shareholders’ equity during 2021 was a $9.2 million after-tax decline in the market value of available for sale securities.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. As of December 31, 2021, our bank’s total risk-based capital ratio was 13.6%, compared to 13.5% at December 31, 2020. Our bank’s total regulatory capital increased $94.6 million during 2021, primarily reflecting the net impact of net income totaling $65.1 million, a $70.0 million equity capital injection from us in association with the $75.0 million issuance of subordinated notes and cash dividends paid to us aggregating $39.0 million. Our bank’s total risk-based capital ratio was also impacted by a $659 million increase in total risk-weighted assets, in large part reflecting growth in core commercial loans, residential mortgage loans and securities. As of December 31, 2021, our bank’s total regulatory capital equaled $552 million, or $147 million in excess of the amount necessary to attain the 10.0% minimum total risk-based capital ratio, which is among the requirements to be categorized as “well capitalized.”

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

To assist in providing needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, comprised of deposits from customers outside of our market areas and advances from the FHLBI, totaled $398 million, or 8.5% of combined deposits and borrowed funds as of December 31, 2021, compared to $441 million, or 11.2% of combined deposits and borrowed funds, as of December 31, 2020.

Sweep accounts increased $79.1 million during 2021, totaling $197 million as of December 31, 2021. The aggregate balance of this funding type can be subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances that many of the customers maintain. The average balance of sweep accounts equaled $159 million during 2021, with a high balance of $209 million and a low balance of $113 million. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts to overnight interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. All of our repurchase agreements are accounted for as secured borrowings.

Information regarding our repurchase agreements as of December 31, 2021 and during 2021 is as follows:

Outstanding balance at December 31, 2021	$197,463,000
Weighted average interest rate at December 31, 2021	0.11%
Maximum daily balance twelve months ended December 31, 2021	$209,093,000
Average daily balance for twelve months ended December 31, 2021	$158,855,000
Weighted average interest rate for twelve months ended December 31, 2021	0.11%

FHLBI advances declined $20.0 million during 2021, reflecting maturities that were not replaced as the funds were no longer needed. FHLBI advances aggregated $374 million as of December 31, 2021. FHLBI advances are primarily used to assist in funding loan demand, as well as playing an integral role in our interest rate risk management program. FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on certain commercial real estate property loans, and substantially all other assets of our bank under a blanket lien arrangement. Our borrowing line of credit at year-end 2021 totaled $889 million, with remaining availability based on collateral of $509 million.

We also have the ability to borrow up to $70.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit. These lines of credit were not accessed during 2021. In contrast, our interest-earning deposit account at the Federal Reserve Bank of Chicago averaged $633 million during 2021. We have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using certain municipal bonds as collateral, we could have borrowed up to $34.1 million at December 31, 2021. We did not utilize this line of credit in over ten years, and do not plan to access this line of credit in future periods.

The following table reflects, as of December 31, 2021, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$3,651,296,000	$0	$0	$0	$3,651,296,000
Certificates of deposit	260,501,000	112,619,000	58,777,000	0	431,897,000
Short-term borrowings	197,463,000	0	0	0	197,463,000
Federal Home Loan Bank advances	94,000,000	160,000,000	80,000,000	40,000,000	374,000,000
Subordinated debentures	0	0	0	48,244,000	48,244,000
Subordinated notes	0	0	0	73,646,000	73,646,000
Other borrowed money	0	0	0	1,234,000	1,234,000
Property leases	785,000	1,365,000	273,000	1,158,000	3,581,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. At December 31, 2021, we had a total of $1.53 billion in unfunded loan commitments and $33.1 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $1.32 billion were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $212 million were for loan commitments generally expected to close and become funded within the next 12 to 18 months. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our liquidity management.

The following table depicts our loan commitments at the end of the past three years:

	12/31/21	12/31/20	12/31/19

Commercial unused lines of credit	$1,098,951,000	$1,019,496,000	$776,493,000
Unused lines of credit secured by 1-4 family residential properties	64,313,000	59,396,000	60,858,000
Credit card unused lines of credit	92,146,000	72,495,000	58,199,000
Other consumer unused lines of credit	64,876,000	30,707,000	18,135,000
Commitments to make loans	212,476,000	227,558,000	101,961,000
Standby letters of credit	33,109,000	20,543,000	22,798,000

Total	$1,565,871,000	$1,430,195,000	$1,038,444,000

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

The following table depicts our GAP position as of December 31, 2021:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$780,257,000	$375,710,000	$1,325,840,000	$492,025,000	$2,973,832,000
Residential real estate loans	20,790,000	21,474,000	112,963,000	309,114,000	464,341,000
Consumer loans	1,066,000	669,000	12,958,000	593,000	15,286,000
Securities (2)	21,432,000	9,362,000	197,824,000	382,127,000	610,745,000
Interest-earning deposits	914,005,000	750,000	1,000,000	0	915,755,000
Allowance for loan losses	0	0	0	0	(35,363,000)
Other assets	0	0	0	0	313,153,000
Total assets	1,737,550,000	407,965,000	1,650,585,000	1,183,859,000	$5,257,749,000

Liabilities:
Interest-bearing checking	538,838,000	0	0	0	538,838,000
Savings deposits	394,330,000	0	0	0	394,330,000
Money market accounts	1,040,176,000	0	0	0	1,040,176,000
Time deposits under $100,000	23,735,000	58,190,000	50,851,000	0	132,776,000
Time deposits $100,000 & over	68,887,000	109,689,000	120,545,000	0	299,121,000
Short-term borrowings	197,463,000	0	0	0	197,463,000
Federal Home Loan Bank advances	20,000,000	74,000,000	240,000,000	40,000,000	374,000,000
Other borrowed money	49,479,000	0	0	73,646,000	123,125,000
Noninterest-bearing checking	0	0	0	0	1,677,952,000
Other liabilities	0	0	0	0	23,409,000
Total liabilities	2,332,908,000	241,879,000	411,396,000	113,646,000	4,801,190,000
Shareholders' equity	0	0	0	0	456,559,000
Total liabilities & shareholders' equity	2,332,908,000	241,879,000	411,396,000	113,646,000	$5,257,749,000
Net asset (liability) GAP	$(595,358,000)	$166,086,000	$1,239,189,000	$1,070,213,000
Cumulative GAP	$(595,358,000)	$(429,272,000)	$809,917,000	$1,880,130,000

Percent of cumulative GAP to total assets	(11.3%)	(8.2%)	15.4%	35.8%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of December 31, 2021.

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

We conducted multiple simulations as of December 31, 2021, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 100 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested dollar and percentage changes in net interest income over the next twelve months in comparison to the $126 million in net interest income projected using our balance sheet amounts and anticipated replacement rates as of December 31, 2021. The resulting estimates are generally within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 100 basis points	$2,700,000	2.1%
Interest rates up 100 basis points	8,300,000	6.6
Interest rates up 200 basis points	16,600,000	13.2
Interest rates up 300 basis points	24,900,000	19.8
Interest rates up 400 basis points	33,200,000	26.3

The resulting estimates have been significantly impacted by the current interest rate and economic environments, as adjustments have been made to critical model inputs with regards to traditional interest rate relationships. This is especially important as it relates to floating rate commercial loans and nonmaturity deposits, which comprise a sizable portion of our balance sheet.

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

Shareholders and Board of Directors

Mercantile Bank Corporation

Grand Rapids, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mercantile Bank Corporation (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 4, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements, and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – General Reserve

As described in Notes 1 and 3 to the Company’s consolidated financial statements, the Company has a gross loan balance of $3,453,459,000 and related allowance for loan losses (“allowance”) balance of $35,363,000 at December 31, 2021. The allowance consists of loans individually and collectively evaluated for impairment. Loans collectively evaluated for impairment are grouped using similar risk characteristics using historical loss experience that is adjusted for certain qualitative environmental factors. The calculation of this qualitative general reserve adjustment involves estimates and assumptions by management based on the qualitative environmental factors.

We identified the estimation of certain qualitative environmental factors as a critical audit matter. Management’s assumptions related to certain qualitative environmental factors, which are used to adjust the quantitative historical losses (both upwards and downwards), are highly subjective and could have a significant impact on the allowance. Auditing these assumptions involves especially challenging and subjective auditor judgment.

The primary procedures we performed to address this critical audit matter included:

●

Testing the design and operating effectiveness of internal controls over the data used by management to assess certain qualitative factors and their effect on the estimation of inherent losses within the loan portfolio.

●

Evaluating the reliability of the data and assumptions used by management to support their assessment of certain qualitative environmental factors by vouching to internal and external sources, including considerations of contradictory evidence.

●	Evaluating the reasonableness of management’s conclusion on the qualitative assessment and the resulting adjustment to the allowance.

/s/ BDO USA, LLP

BDO USA, LLP

We have served as the Company’s auditor since 2006.

Grand Rapids, Michigan

March 4, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Mercantile Bank Corporation

Grand Rapids, Michigan

Opinion on Internal Control over Financial Reporting

We have audited Mercantile Bank Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 4, 2022 expressed an unqualified opinion thereon.

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

March 4, 2022

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

Management assessed the Company’s system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles as of December 31, 2021. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2021, Mercantile Bank Corporation maintained an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles based on those criteria.

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

President and Chief Executive Officer

/s/ Charles E. Christmas

Charles E. Christmas

Executive Vice President, Chief Financial Officer and Treasurer

MERCANTILE BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2021 and 2020

	2021	2020
ASSETS
Cash and due from banks	$59,405,000	$62,832,000
Interest-earning deposits	915,755,000	563,174,000
Total cash and cash equivalents	975,160,000	626,006,000

Securities available for sale	592,743,000	387,347,000
Federal Home Loan Bank stock	18,002,000	18,002,000
Mortgage loans held for sale	16,117,000	22,888,000

Loans	3,453,459,000	3,193,470,000
Allowance for loan losses	(35,363,000)	(37,967,000)
Loans, net	3,418,096,000	3,155,503,000

Premises and equipment, net	57,298,000	58,959,000
Bank owned life insurance	75,242,000	72,131,000
Goodwill	49,473,000	49,473,000
Core deposit intangible, net	1,351,000	2,436,000
Other assets	54,267,000	44,599,000

Total assets	$5,257,749,000	$4,437,344,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$1,677,952,000	$1,433,403,000
Interest-bearing	2,405,241,000	1,978,150,000
Total deposits	4,083,193,000	3,411,553,000

Securities sold under agreements to repurchase	197,463,000	118,365,000
Federal Home Loan Bank advances	374,000,000	394,000,000
Subordinated debentures	48,244,000	47,563,000
Subordinated notes	73,646,000	0
Accrued interest and other liabilities	24,644,000	24,309,000
Total liabilities	4,801,190,000	3,995,790,000

Commitments and contingent liabilities (Note 13)

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; 0 shares outstanding at December 31, 2021 and December 31, 2020	0	0
Common stock, no par value; 40,000,000 shares authorized; 15,839,944 shares outstanding at December 31, 2021 and 16,330,476 shares outstanding at December 31, 2020	285,752,000	302,029,000
Retained earnings	174,536,000	134,039,000
Accumulated other comprehensive gain/(loss)	(3,729,000)	5,486,000
Total shareholders’ equity	456,559,000	441,554,000

Total liabilities and shareholders’ equity	$5,257,749,000	$4,437,344,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Interest income
Loans, including fees	$135,048,000	$137,399,000	$145,816,000
Securities, taxable	5,127,000	7,740,000	7,919,000
Securities, tax-exempt	2,386,000	2,298,000	2,231,000
Other interest-earning assets	933,000	876,000	2,371,000
Total interest income	143,494,000	148,313,000	158,337,000

Interest expense
Deposits	9,114,000	14,984,000	21,264,000
Short-term borrowings	170,000	173,000	295,000
Federal Home Loan Bank advances	8,177,000	8,571,000	8,977,000
Subordinated debentures and other borrowings	1,971,000	2,339,000	3,267,000
Total interest expense	19,432,000	26,067,000	33,803,000

Net interest income	124,062,000	122,246,000	124,534,000

Provision (benefit) for loan losses	(4,300,000)	14,050,000	1,750,000

Net interest income after provision for loan losses	128,362,000	108,196,000	122,784,000

Noninterest income
Service charges on deposit and sweep accounts	5,078,000	4,578,000	4,584,000
Mortgage banking activities	29,959,000	29,346,000	8,485,000
Credit and debit card fees	7,516,000	5,973,000	5,925,000
Interest rate swap program fees	6,862,000	932,000	0
Payroll processing	1,815,000	1,745,000	1,626,000
Earnings on bank owned life insurance	1,164,000	1,214,000	3,886,000
Gain on sale of branch	1,058,000	0	0
Other income	2,768,000	1,384,000	2,450,000
Total noninterest income	56,220,000	45,172,000	26,956,000

Noninterest expense
Salaries and benefits	66,447,000	59,799,000	53,833,000
Occupancy	8,088,000	7,950,000	7,061,000
Furniture and equipment rent, depreciation and maintenance	3,654,000	3,350,000	2,583,000
Data processing	11,104,000	10,440,000	9,235,000
Advertising	1,175,000	1,292,000	1,446,000
FDIC insurance costs	1,820,000	1,138,000	225,000
Charitable foundation contributions	4,020,000	0	0
Other expense	14,558,000	14,551,000	14,897,000
Total noninterest expenses	110,866,000	98,520,000	89,280,000

Income before federal income tax expense	73,716,000	54,848,000	60,460,000

Federal income tax expense	14,695,000	10,710,000	11,004,000

Net income	$59,021,000	$44,138,000	$49,456,000

Earnings per common share:
Basic	$3.69	$2.71	$3.01
Diluted	$3.69	$2.71	$3.01

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2021, 2020 and 2019

	2021	2020	2019

Net income	$59,021,000	$44,138,000	$49,456,000

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(11,664,000)	2,268,000	15,106,000
Total other comprehensive income (loss)	(11,664,000)	2,268,000	15,106,000
Tax effect of unrealized holding gains (losses) on securities available for sale	2,449,000	(477,000)	(3,172,000)
Total tax effect of other comprehensive income (loss)	2,449,000	(477,000)	(3,172,000)
Other comprehensive income (loss), net of tax effect	(9,215,000)	1,791,000	11,934,000

Comprehensive income	$49,806,000	$45,929,000	$61,390,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2021, 2020 and 2019

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
Years ended December 31, 2021, 2020 and 2019

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

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
Years ended December 31, 2021, 2020 and 2019

				Accumulated Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
($ in thousands except per share amounts)	Stock	Stock	Earnings	Income/(Loss)	Equity

Balances, January 1, 2021	$0	$302,029	$134,039	$5,486	$441,554

Employee stock purchase plan (1,481 shares)		48			48

Dividend reinvestment plan (27,562 shares)		877			877

Stock option exercises, net (2,000 shares)		50			50

Stock grants to directors for retainer fees (10,489 shares)		344			344

Stock-based compensation expense		3,784			3,784

Share repurchase program (683,191 shares)		(21,380)			(21,380)

Cash dividends ($1.18 per common share)			(18,524)		(18,524)

Net income for 2021			59,021		59,021

Change in net unrealized gain/(loss) on securities available for sale, net of tax effect				(9,215)	(9,215)

Balances, December 31, 2021	$0	$285,752	$174,536	$(3,729)	$456,559

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Cash flows from operating activities
Net income	$59,021,000	$44,138,000	$49,456,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	13,678,000	9,425,000	9,553,000
Accretion of acquired loans	(135,000)	(449,000)	(686,000)
Provision for loan losses	(4,300,000)	14,050,000	1,750,000
Deferred income tax expense (benefit)	2,020,000	(4,141,000)	26,000
Stock-based compensation expense	3,784,000	2,325,000	2,931,000
Stock grants to directors for retainer fee	344,000	394,000	375,000
Proceeds from sales of mortgage loans held for sale	686,418,000	677,634,000	261,021,000
Origination of mortgage loans held for sale	(649,245,000)	(665,992,000)	(256,767,000)
Net gain on sales of mortgage loans held for sale	(30,402,000)	(29,541,000)	(8,108,000)
Net gain from sales and valuation write-downs of foreclosed assets	(78,000)	(325,000)	(254,000)
Net gain from sale and write-downs on former bank premises	(140,000)	(27,000)	(436,000)
Net loss from sales and disposals of premises and equipment	246,000	1,514,000	294,000
Earnings on bank owned life insurance	(1,164,000)	(1,214,000)	(3,886,000)
Gain on sale of branch	(1,058,000)	0	0
Net change in:
Accrued interest receivable	1,528,000	(917,000)	(48,000)
Other assets	(16,279,000)	(10,892,000)	(7,636,000)
Accrued interest and other liabilities	335,000	1,895,000	(2,818,000)
Net cash from operating activities	64,573,000	37,877,000	44,767,000

Cash flows from investing activities
Purchases of securities available for sale	(298,708,000)	(369,682,000)	(62,084,000)
Proceeds from maturities, calls and repayments of securities available for sale	80,432,000	321,164,000	79,478,000
Purchases of Federal Home Loan Bank stock	0	0	(1,980,000)
Loan originations and payments, net	(267,899,000)	(341,461,000)	(99,620,000)
Purchases of bank owned life insurance	(2,000,000)	(700,000)	(4,500,000)
Proceeds from bank owned life insurance cash value release and death benefits	0	0	7,708,000
Net cash transferred in branch sale	(2,679,000)	0	0
Net purchases of premises and equipment and lease activity	(5,602,000)	(8,989,000)	(13,484,000)
Proceeds from sales of former bank premises	753,000	162,000	854,000
Proceeds from sales of foreclosed assets	196,000	700,000	790,000
Net cash for investing activities	(495,507,000)	(398,806,000)	(92,838,000)

Cash flows from financing activities
Net (decrease) increase in time deposits	(120,512,000)	(99,294,000)	170,921,000
Net increase in all other deposits	806,796,000	820,463,000	55,755,000
Net (decrease) increase in securities sold under agreements to repurchase	79,098,000	15,690,000	(844,000)
Proceeds from Federal Home Loan Bank advances	0	60,000,000	44,000,000
Maturities of Federal Home Loan Bank advances	(20,000,000)	(20,000,000)	(40,000,000)
Net proceeds from subordinated notes issuance	73,635,000	0	0
Proceeds from stock option exercises, net of cashless exercises	50,000	3,000	128,000
Employee stock purchase plan	48,000	49,000	50,000
Dividend reinvestment plan	877,000	814,000	729,000
Repurchases of common stock	(21,380,000)	(6,591,000)	(7,183,000)
Payment of cash dividends to common shareholders	(18,524,000)	(17,930,000)	(17,108,000)
Net cash from financing activities	780,088,000	753,204,000	206,448,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31, 2021, 2020 and 2019

	2021	2020	2019

Net change in cash and cash equivalents	349,154,000	392,275,000	158,377,000
Cash and cash equivalents at beginning of period	626,006,000	233,731,000	75,354,000
Cash and cash equivalents at end of period	$975,160,000	$626,006,000	$233,731,000

Supplemental disclosures of cash flows information
Cash paid during the year for:
Interest	$20,352,000	$27,703,000	$32,103,000
Federal income taxes	17,550,000	10,950,000	11,975,000
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	30,000	146,000	337,000
Transfers from bank premises to other real estate owned	0	613,000	258,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Mercantile Bank Corporation (“Mercantile”) and its subsidiary, Mercantile Bank (“our bank”), and of Mercantile Insurance Center, Inc. (“our insurance company”), a subsidiary of our bank, after elimination of significant intercompany transactions and accounts.

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

Recent Events: There remains a significant amount of stress and uncertainty across national and global economies due to the ongoing pandemic of coronavirus disease 2019 (“Covid-19”) caused by severe acute respiratory syndrome coronavirus 2 (the “Coronavirus Pandemic”). This uncertainty is heightened as certain geographic areas continue to experience surges in Covid-19 cases and governments at all levels continue to react to changes in circumstances, including supply chain disruptions and inflationary pressures.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Coronavirus Pandemic is a highly unusual, unprecedented and evolving public health and economic crisis and may have a material negative impact on our financial condition and results of operations. We continue to occupy an asset-sensitive position, whereby interest rate environments characterized by numerous and/or high magnitude interest rate reductions have had a negative impact on our net interest income and net income. Additionally, the consequences of the unprecedented economic impact of the Coronavirus Pandemic may produce declining asset quality, reflected by a higher level of loan delinquencies and loan charge-offs, as well as downgrades of commercial lending relationships, which may necessitate additional provisions for our allowance and reduced net income.

The following section summarizes the primary measures that directly impact us and our customers.

●	Paycheck Protection Program

The PPP reflected a substantial expansion of the Small Business Administration’s 100% guaranteed 7(a) loan program. The CARES Act authorized up to $350 billion in loans to businesses with fewer than 500 employees, including non-profit organizations, tribal business concerns, self-employed and individual contractors. The PPP provided 100% guaranteed loans to cover specific operating costs. PPP loans are eligible to be forgiven based upon certain criteria. In general, the amount of the loan that is forgivable is the sum of the payroll costs, interest payments on mortgages, rent and utilities incurred or paid by the business during a prescribed period beginning on the loan origination date. Any remaining balance after forgiveness is maintained at the 100% guarantee for the duration of the loan. The interest rate on the loan is fixed at 1.00%, with the financial institution receiving a loan origination fee from the Small Business Administration. The loan origination fees, net of the direct origination costs, are accreted into interest income on loans using the level yield methodology. The program ended on August 8, 2020. We originated approximately 2,200 loans aggregating $554 million. As of December 31, 2021, we recorded forgiveness transactions on all but ten loans aggregating $1.3 million. Net loan origination fees of $3.7 million were recorded during 2021.

The Consolidated Appropriations Act, 2021 authorized an additional $284 billion in Second Draw PPP loans (“Second Draw”). The program ended on May 31, 2021. Under the Second Draw, we originated approximately 1,200 loans aggregating $208 million. As of December 31, 2021, we recorded forgiveness transactions on about 1,000 loans aggregating $169 million. Net loan origination fees of $7.1 million were recorded during 2021.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In early April 2020, in response to the early stages of the Coronavirus Pandemic and its pervasive impact across the economy and financial markets, we developed internal programs of loan payment deferments for commercial and retail borrowers. For commercial borrowers, we offered 90-day (three payments) interest only amendments as well as 90-day (three payments) principal and interest payment deferments. Under the latter program, borrowers were extended a 12-month single payment note at 0% interest in an amount equal to three payments, with loan proceeds used to make the scheduled payments. The single payment notes received a loan grade equal to the loan grade of each respective borrowing relationship. Certain of our commercial loan borrowers subsequently requested and received an additional 90-day (three payments) interest only amendment or 90-day (three payments) principal and interest payment deferment. Under the latter program, the amount equal to the three payments was added to the original deferment note which had nine months remaining to maturity; however, the original 0% interest rate was modified to equal the rate associated with each borrower’s traditional lending relationship with us for the remainder of the term. At the peak of activity in mid-2020, nearly 750 borrowers with loan balances aggregating $719 million participated in the commercial loan deferment program. As of December 31, 2021, we had no loans in the commercial loan deferment program.

For retail borrowers, we offered 90-day (three payments) principal and interest payment deferments, with deferred amounts added to the end of the loan. As of September 30, 2020, we had processed 260 principal and interest payment deferments with loan balances totaling $23.8 million. As of December 31, 2021, only eight borrowers with loan balances aggregating $0.4 million remained in the retail loan payment deferment program.

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

Securities: Debt securities classified as held to maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold prior to maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. It is not practical to determine the fair value of FHLBI stock due to transferability restrictions; therefore, its fair value is estimated at carrying value.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans: Loans that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Net unamortized deferred loan fees amounted to $2.5 million and $4.4 million, respectively, at December 31, 2021 and 2020.

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

Commercial Loan Participations: As part of our credit risk administration practices and to manage exposure limits, we engage in commercial loan participations with other financial institutions from time-to-time. In all instances, the commercial loans are participated at par with no loan yield adjustments; therefore, no gain or loss on sale, or servicing right, is recorded. We retain a large portion of the loan exposure and continue to service the lending relationship. Commercial loan participations aggregated $24.2 million and $18.1 million as of December 31, 2021 and 2020, respectively.

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

Year-end mortgage loans held for sale, included in total loans in the Consolidated Balance Sheets, were as follows:

	2021	2020
Mortgage loans held for sale	$16,117,000	$22,888,000
Less: Allowance to adjust to lower of cost or market	0	0
Mortgage loans held for sale, net	$16,117,000	$22,888,000

Mortgage Loan Derivatives: We enter into forward contracts and interest rate lock commitments in the ordinary course of business, which are accounted for as derivatives. The derivatives are not designated as hedges and are carried at fair value. The net gain or loss on derivatives is included in mortgage banking activities in the Consolidated Statements of Income. The balance of mortgage loan derivatives aggregated $0.3 million and $0.5 million at December 31, 2021 and 2020, respectively.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses: The allowance for loan losses (“allowance”) is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when we believe the uncollectability of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. We estimate the allowance balance required using past loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. We estimate credit losses based on individual loans determined to be impaired and on all other loans grouped on similar risk characteristics. Our historical loss component is based on historical loss experience by credit risk grade for commercial loans and payment status for mortgage and consumer loans. Loans are pooled based on similar risk characteristics supported by observable data. The historical loss experience component of the allowance represents the results of migration analysis of historical net charge-offs for portfolios of loans, including groups of commercial loans within each credit risk grade. For measuring loss exposure in a pool of loans, the historical net charge-off or migration experience is utilized to estimate expected future losses to be realized from the pool of loans. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative environmental factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, competition, increasing interest rates, external factors, Coronavirus Pandemic environment, and other considerations. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off.

A loan is considered impaired when, based on current information and events, it is probable we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status and collateral value. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment, generally based on delinquency status.

Financial institutions were not required to comply with the CECL methodology requirements from the enactment date of the CARES Act until the earlier of the end of the President’s declaration of a National Emergency or December 31, 2020. The Consolidated Appropriations Act, 2021, that was enacted in December 2020, provided for a further extension of the required CECL adoption date to January 1, 2022. An economic forecast is a key component of the CECL methodology. As we continued to experience an unprecedented economic environment whereby a sizable portion of the economy had been significantly impacted by government-imposed activity limitations and similar reactions by businesses and individuals, substantial government stimulus was provided to businesses, individuals and state and local governments and financial institutions offered businesses and individuals payment relief options, economic forecasts were regularly revised with no economic forecast consensus. Given the high degree of uncertainty surrounding economic forecasting, we elected to postpone the adoption of CECL, and have continued to use our incurred loan loss reserve model as permitted through December 31, 2021.

Loans made under PPP are fully guaranteed by the Small Business Administration; therefore, such loans do not have an associated allowance.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

Foreclosed Assets: Assets acquired through or in lieu of foreclosure are initially recorded at their estimated fair value net of estimated selling costs, establishing a new cost basis. If fair value subsequently declines, a valuation allowance is recorded through noninterest expense, as are collection and operating costs after acquisition. Foreclosed assets, included in other assets in the Consolidated Balance Sheets, totaled $0 and $0.7 million as of December 31, 2021 and 2020, respectively.

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

We performed a qualitative assessment as of October 1, 2021 for which we evaluated the macro and microeconomic conditions, industry and market conditions, financial performance, and our underlying stock performance. We concluded it was more likely than not our fair value was greater than its carrying amount at the end of the period; therefore, no further testing was required. Due to stressed economic and market conditions throughout 2020, we assessed goodwill for impairment as of March 31, 2020, June 30, 2020, September 30, 2020, and October 1, 2020. No impairments were recorded in 2021 or 2020.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments and Loan Commitments: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments, such as standby letters of credit, that are considered financial guarantees are recorded at fair value. Reserves for unfunded commitments are recorded as an other liability on our Consolidated Balance Sheets.

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

The following table depicts our sources of noninterest income presented in the Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019 that are scoped within Topic 606:

	2021	2020	2019

Service charges on deposit and sweep accounts	5,078,000	4,578,000	4,584,000
Credit and debit card fees	7,516,000	5,973,000	5,925,000
Payroll processing	1,815,000	1,745,000	1,626,000
Customer service fees	878,000	785,000	759,000

Service Charges on Deposit and Sweep Accounts: We earn fees from deposit and sweep customers for account maintenance, transaction-based and overdraft services. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of the month reflecting the period over which we satisfy the performance obligation. Transaction-based fees, which includes services such as stop payment and returned item charges, are recognized at the time the transaction is executed as that is the point in time we fulfill the customer request. Service charges on deposit and sweep accounts are withdrawn from the customer account balance.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Credit and Debit Card Fees: We earn interchange income on our cardholder debit and credit card usage. Interchange income is primarily comprised of fees whenever our debit and credit cards are processed through card payment networks such as Visa. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

Payroll Processing Fees: We earn fees from providing payroll processing services for our commercial clients. Fees are assessed for processing weekly or bi-weekly payroll files, reports and documents, as well as year-end tax-related files, reports and documents. Fees are recognized and collected as payroll processing services are completed for each payroll run and year-end processing activities.

Customer Service Fees: We earn fees by providing a variety of other services to our customers, such as wire transfers, check ordering, sale of cashier checks and money orders, and rental of safe deposit boxes. Generally, fees are recognized and collected daily, concurrently with the point in time we fulfill the customer request. Safe deposit box rentals are on annual contracts, with fees generally earned at the time of the contract signing or renewal.

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

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale.

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

December 31, 2021

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

We discontinue hedge accounting when we determine the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative is settled or terminates, or treatment of the derivatives as a hedge is no longer appropriate or intended. We had no derivative instruments designated as hedges as of December 31, 2021 and 2020.

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

Accounting Standards Updates: In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU (as subsequently amended by ASU 2018-19) significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model. The new model, referred to as the CECL model, will apply to: (i) financial assets subject to credit losses and measured at amortized cost, and (ii) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans, and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. Financial institutions were not required to comply with the CECL methodology requirements from the enactment date of the CARES Act until the earlier of the end of the President’s declaration of a National Emergency or December 31, 2020. The Consolidated Appropriations Act, 2021 provided for a further extension of the required CECL adoption date to January 1, 2022. An economic forecast is a key component of the CECL methodology. As we continued to experience an unprecedented economic environment whereby a sizable portion of the economy had been significantly impacted by government-imposed activity limitations and similar reactions by businesses and individuals, substantial government stimulus was provided to businesses, individuals and state and local governments and financial institutions offered businesses and individuals payment relief options, economic forecasts were regularly updated with no economic forecast consensus. Given the high degree of uncertainty surrounding economic forecasting, we elected to postpone the adoption of CECL, and have continued to use our incurred loan loss reserve model as permitted through December 31, 2021. We adopted CECL effective January 1, 2022, which we expect to result in an allowance reduction of $0.2 million to $2.0 million, of which the assumption related to the Covid-19 environmental factor presents the most variability within this range. The resulting impact will be an increase to the retained earnings account on our Consolidated Balance Sheet equal to the after-tax impact of the allowance balance reduction, with the tax impact portion being recorded as a deferred tax asset in other assets on our Consolidated Balance Sheet.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 2 – SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2021
U.S. Government agency debt obligations	$398,874,000	$266,000	$(8,769,000)	$390,371,000
Mortgage-backed securities	41,906,000	549,000	(652,000)	41,803,000
Municipal general obligation bonds	133,894,000	4,092,000	(392,000)	137,594,000
Municipal revenue bonds	22,289,000	331,000	(145,000)	22,475,000
Other investments	500,000	0	0	500,000
	$597,463,000	$5,238,000	$(9,958,000)	$592,743,000
2020
U.S. Government agency debt obligations	$242,522,000	$516,000	$(897,000)	$242,141,000
Mortgage-backed securities	23,869,000	1,021,000	0	24,890,000
Municipal general obligation bonds	101,991,000	5,833,000	0	107,824,000
Municipal revenue bonds	11,521,000	473,000	(2,000)	11,992,000
Other investments	500,000	0	0	500,000
	$380,403,000	$7,843,000	$(899,000)	$387,347,000

Securities with unrealized losses at year-end 2021 and 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2021
U.S. Government agency debt obligations	$274,287,000	$5,274,000	$110,053,000	$3,495,000	$384,340,000	$8,769,000
Mortgage-backed securities	23,184,000	652,000	24,000	0	23,208,000	652,000
Municipal general obligation bonds	40,748,000	392,000	0	0	40,748,000	392,000
Municipal revenue bonds	12,843,000	137,000	414,000	8,000	13,257,000	145,000
Other investments	0	0	0	0	0	0
	$351,062,000	$6,455,000	$110,491,000	$3,503,000	$461,553,000	$9,958,000
2020
U.S. Government agency debt obligations	$118,650,000	$897,000	$0	$0	$118,650,000	$897,000
Mortgage-backed securities	0	0	0	0	0	0
Municipal general obligation bonds	0	0	0	0	0	0
Municipal revenue bonds	423,000	2,000	0	0	423,000	2,000
Other investments	0	0	0	0	0	0
	$119,073,000	$899,000	$0	$0	$119,073,000	$899,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

At December 31, 2021, 333 debt securities with fair values totaling $462 million had unrealized losses aggregating $10.0 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary.

The amortized cost and fair values of debt securities at December 31, 2021, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

	Weighted Average Yield	Amortized Cost	Fair Value
Due in one year or less	1.92%	$11,406,000	$11,458,000
Due from one to five years	0.96	185,889,000	184,788,000
Due from five to ten years	1.56	288,599,000	285,609,000
Due after ten years	1.99	69,163,000	68,585,000
Mortgage-backed securities	1.85	41,906,000	41,803,000
Other investments	3.75	500,000	500,000
	1.45%	$597,463,000	$592,743,000

No securities were sold during the last three years.

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $155 million and $109 million at December 31, 2021 and December 31, 2020, respectively, with estimated market values of $158 million and $116 million at the respective dates. Securities issued by all other states and their political subdivisions had a combined amortized cost of $1.7 million and $4.1 million at December 31, 2021 and December 31, 2020, respectively, with estimated market values of $1.7 million and $4.2 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $197 million and $118 million at December 31, 2021 and 2020, respectively. Investments in FHLBI stock are restricted and may only be resold to, or redeemed by, the issuer.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

Year-end loans disaggregated by class of loan within the loan portfolio segments were as follows:

	December 31, 2021		December 31, 2020		Percent Increase
	Balance	%	Balance	%	(Decrease)

Commercial:
Commercial and industrial (1)	$1,137,419,000	32.9%	$1,145,423,000	35.9%	(0.7%)
Vacant land, land development, and residential construction	43,239,000	1.3	55,055,000	1.7	(21.5)
Real estate – owner occupied	565,758,000	16.4	529,953,000	16.6	6.8
Real estate – non-owner occupied	1,027,415,000	29.7	917,436,000	28.7	12.0
Real estate – multi-family and residential rental	176,593,000	5.1	146,095,000	4.6	20.9
Total commercial	2,950,424,000	85.4	2,793,962,000	87.5	5.6

Retail:
Home equity and other	60,488,000	1.8	61,620,000	1.9	(1.8)
1-4 family mortgages	442,547,000	12.8	337,888,000	10.6	31.0
Total retail	503,035,000	14.6	399,508,000	12.5	25.9

Total loans	$3,453,459,000	100.0%	$3,193,470,000	100.0%	8.1%

(1) For December 31, 2021, and December 31, 2020, includes $40.1 million and $365 million in loans originated under the Paycheck Protection Program, respectively.

Concentrations within the loan portfolio were as follows at year-end:

	2021		2020
		Percentage		Percentage
	Balance	of Loan Portfolio	Balance	of Loan Portfolio
Commercial real estate loans to lessors of non-residential buildings	$737,589,000	21.4%	$649,162,000	20.3%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Year-end nonperforming loans were as follows:

	2021	2020

Loans past due 90 days or more still accruing interest	$155,000	$0
Nonaccrual loans	2,313,000	3,384,000
Total nonperforming loans	$2,468,000	$3,384,000

The recorded principal balance of nonperforming loans was as follows:

	December 31, 2021	December 31, 2020
Commercial:
Commercial and industrial	$663,000	$172,000
Vacant land, land development, and residential construction	0	0
Real estate – owner occupied	0	619,000
Real estate – non-owner occupied	0	22,000
Real estate – multi-family and residential rental	0	0
Total commercial	663,000	813,000

Retail:
Home equity and other	119,000	242,000
1-4 family mortgages	1,686,000	2,329,000
Total retail	1,805,000	2,571,000

Total nonperforming loans	$2,468,000	$3,384,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2021:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing

Commercial:
Commercial and industrial	$14,000	$0	$193,000	$207,000	$1,137,212,000	$1,137,419,000	$155,000
Vacant land, land development, and residential construction	13,000	0	0	13,000	43,226,000	43,239,000	0
Real estate – owner occupied	0	0	0	0	565,758,000	565,758,000	0
Real estate – non-owner occupied	0	0	0	0	1,027,415,000	1,027,415,000	0
Real estate – multi-family and residential rental	0	0	0	0	176,593,000	176,593,000	0
Total commercial	27,000	0	193,000	220,000	2,950,204,000	2,950,424,000	155,000

Retail:
Home equity and other	132,000	2,000	20,000	154,000	60,334,000	60,488,000	0
1- 4 family mortgages	1,265,000	241,000	82,000	1,588,000	440,959,000	442,547,000	0
Total retail	1,397,000	243,000	102,000	1,742,000	501,293,000	503,035,000	0

Total past due loans	$1,424,000	$243,000	$295,000	$1,962,000	$3,451,497,000	$3,453,459,000	$155,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2020:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing

Commercial:
Commercial and industrial	$261,000	$172,000	$0	$433,000	$1,144,990,000	$1,145,423,000	$0
Vacant land, land development, and residential construction	0	0	0	0	55,055,000	55,055,000	0
Real estate – owner occupied	0	197,000	421,000	618,000	529,335,000	529,953,000	0
Real estate – non-owner occupied	0	0	23,000	23,000	917,413,000	917,436,000	0
Real estate – multi-family and residential rental	0	0	0	0	146,095,000	146,095,000	0
Total commercial	261,000	369,000	444,000	1,074,000	2,792,888,000	2,793,962,000	0

Retail:
Home equity and other	112,000	65,000	54,000	231,000	61,389,000	61,620,000	0
1- 4 family mortgages	1,147,000	247,000	342,000	1,736,000	336,152,000	337,888,000	0
Total retail	1,259,000	312,000	396,000	1,967,000	397,541,000	399,508,000	0

Total past due loans	$1,520,000	$681,000	$840,000	$3,041,000	$3,190,429,000	$3,193,470,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans with no related allowance recorded were as follows as of December 31, 2021:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To-Date Average Recorded Principal Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$2,893,000	$2,818,000		$3,632,000
Vacant land, land development and residential construction	0	0		0
Real estate – owner occupied	9,674,000	9,674,000		12,634,000
Real estate – non-owner occupied	0	0		131,000
Real estate – multi-family and residential rental	91,000	91,000		37,000
Total commercial	12,658,000	12,583,000		16,434,000
Retail:
Home equity and other	1,173,000	1,107,000		1,096,000
1-4 family mortgages	3,166,000	2,025,000		2,327,000
Total retail	4,339,000	3,132,000		3,423,000

Total with no related allowance recorded	$16,997,000	$15,715,000		$19,857,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans with an allowance recorded and total impaired loans were as follows as of December 31, 2021:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To-Date Average Recorded Principal Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$2,192,000	$2,192,000	$266,000	$1,732,000
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	761,000	761,000	84,000	803,000
Real estate – non-owner occupied	146,000	146,000	4,000	154,000
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	3,099,000	3,099,000	354,000	2,689,000
Retail:
Home equity and other	160,000	140,000	123,000	214,000
1-4 family mortgages	412,000	412,000	69,000	537,000
Total retail	572,000	552,000	192,000	751,000

Total with an allowance recorded	$3,671,000	$3,651,000	$546,000	$3,440,000

Total impaired loans:
Commercial	$15,757,000	$15,682,000	$354,000	$19,123,000
Retail	4,911,000	3,684,000	192,000	4,174,000
Total impaired loans	$20,668,000	$19,366,000	$546,000	$23,297,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

December 31, 2021

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

Impaired loans for which no allocation of the allowance for loan losses has been made generally reflect situations whereby the loans have been charged-down to estimated fair value. Interest income recognized on accruing troubled debt restructurings totaled $1.5 million in 2021, and $1.3 million in 2020 and 2019. Interest income recognized on nonaccrual loans totaled less than $0.1 million in 2021, 2020 and 2019, reflecting the collection of interest at the time of principal pay-off. Lost interest income on nonaccrual loans totaled $0.1 million in 2021, $0.2 million in 2020, and $0.1 million in 2019.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

Loans by credit quality indicators were as follows as of December 31, 2021:

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4 (1)	$729,224,000	$28,390,000	$346,082,000	$503,482,000	$119,473,000
Grades 5 – 7	398,378,000	14,730,000	208,060,000	511,280,000	56,968,000
Grades 8 – 9	9,817,000	119,000	11,616,000	12,653,000	152,000
Total commercial	$1,137,419,000	$43,239,000	$565,758,000	$1,027,415,000	$176,593,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Performing	60,369,000	440,861,000
Nonperforming	119,000	1,686,000
Total retail	$60,488,000	$442,547,000

(1)	Included in Commercial and Industrial Loans Grades 1 – 4 are $40.1 million of loans originated under the Paycheck Protection Program.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

December 31, 2021

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance for loan losses and recorded investments in loans for the year-ended December 31, 2021 are as follows (dollars in thousands):

	Commercial and industrial	Commercial vacant land, land development and residential construction	Commercial real estate – owner occupied	Commercial real estate – non-owner occupied	Commercial real estate – multi-family and residential rental	Home equity and other	1 – 4 family mortgages	Unallocated	Total
Allowance for loan losses:
Beginning balance	$9,424	$679	$8,246	$13,611	$1,819	$889	$3,240	$59	$37,967
Provision for loan losses	2,030	(618)	(3,308)	(310)	(150)	(301)	(1,629)	(14)	(4,300)
Charge-offs	(882)	(15)	(12)	0	0	(43)	(92)	0	(1,044)
Recoveries	210	374	1,119	0	26	81	930	0	2,740
Ending balance	$10,782	$420	$6,045	$13,301	$1,695	$626	$2,449	$45	$35,363

Ending balance: individually evaluated for impairment	$266	$0	$84	$0	$4	$123	$69	$0	$546

Ending balance: collectively evaluated for impairment	$10,516	$420	$5,961	$13,301	$1,691	$503	$2,380	$45	$34,817

Total loans (*):
Ending balance	$1,097,309	$43,239	$565,758	$1,027,415	$176,593	$60,488	$442,547		$3,413,349

Ending balance: individually evaluated for impairment	$5,010	$0	$10,435	$146	$91	$1,247	$2,437		$19,366

Ending balance: collectively evaluated for impairment	$1,092,299	$43,239	$555,323	$1,027,269	$176,502	$59,241	$440,110		$3,393,983

(*) Excludes $40.1 million in loans originated under the Paycheck Protection Program.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance for loan losses and recorded investments in loans for the year-ended December 31, 2020 are as follows (dollars in thousands):

	Commercial and industrial	Commercial vacant land, land development and residential construction	Commercial real estate – owner occupied	Commercial real estate – non-owner occupied	Commercial real estate – multi-family and residential rental	Home equity and other	1 – 4 family mortgages	Unallocated	Total
Allowance for loan losses:
Beginning balance	$6,659	$466	$6,291	$6,761	$893	$861	1,888	$70	$23,889
Provision for loan losses	2,921	289	1,881	6,837	907	58	1,168	(11)	14,050
Charge-offs	(247)	(113)	(235)	0	(18)	(96)	(129)	0	(838)
Recoveries	91	37	309	13	37	66	313	0	866
Ending balance	$9,424	$679	$8,246	$13,611	$1,819	$889	$3,240	$59	$37,967

Ending balance: individually evaluated for impairment	$53	$0	$77	$8	$0	$241	$172	$0	$551

Ending balance: collectively evaluated for impairment	$9,371	$679	$8,169	$13,603	$1,819	$648	$3,068	$59	$37,416

Total loans (*):
Ending balance	$780,164	$55,055	$529,953	$917,436	$146,095	$61,620	$337,888		$2,828,211

Ending balance: individually evaluated for impairment	$6,585	$0	$15,327	$503	$0	$1,270	$3,273		$26,958

Ending balance: collectively evaluated for impairment	$773,579	$55,055	$514,626	$916,933	$146,095	$60,350	$334,615		$2,801,253

(*) Excludes $365 million in loans originated under the Paycheck Protection Program.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance for loan losses and recorded investments in loans for the year-ended December 31, 2019 are as follows (dollars in thousands):

	Commercial and industrial	Commercial vacant land, land development and residential construction	Commercial real estate – owner occupied	Commercial real estate – non-owner occupied	Commercial real estate – multi-family and residential rental	Home equity and other	1 – 4 family mortgages	Unallocated	Total
Allowance for loan losses:
Beginning balance	$6,168	$337	$5,866	$6,408	$840	$883	1,834	$44	$22,380
Provision for loan losses	764	105	331	342	36	(19)	165	26	1,750
Charge-offs	(393)	(12)	(48)	(2)	0	(66)	(362)	0	(883)
Recoveries	120	36	142	13	17	63	251	0	642
Ending balance	$6,659	$466	$6,291	$6,761	$893	$861	$1,888	$70	$23,889

Ending balance: individually evaluated for impairment	$202	$0	$982	$0	$0	$356	$83	$0	$1,623

Ending balance: collectively evaluated for impairment	$6,457	$466	$5,309	$6,761	$893	$505	$1,805	$70	$22,266

Total loans:
Ending balance	$846,551	$56,119	$579,003	$835,346	$124,525	$75,374	$339,749		$2,856,667

Ending balance: individually evaluated for impairment	$8,587	$85	$1,745	$178	$9	$1,694	$2,324		$14,622

Ending balance: collectively evaluated for impairment	$837,964	$56,034	$577,258	$835,168	$124,516	$73,680	$337,425		$2,842,045

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the year-ended December 31, 2021 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance

Commercial:
Commercial and industrial	10	$3,017,000	$3,016,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	1	692,000	692,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	1	93,000	93,000
Total commercial	12	3,802,000	3,801,000

Retail:
Home equity and other	4	485,000	482,000
1-4 family mortgages	2	46,000	46,000
Total retail	6	531,000	528,000

Total	18	$4,333,000	$4,329,000

Loans modified as troubled debt restructurings during the year-ended December 31, 2020 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance

Commercial:
Commercial and industrial	13	$6,914,000	$7,717,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	8	14,663,000	14,663,000
Real estate – non-owner occupied	2	319,000	318,000
Real estate – multi-family and residential rental	0	0	0
Total commercial	23	21,896,000	22,698,000

Retail:
Home equity and other	16	451,000	452,000
1-4 family mortgages	6	151,000	148,000
Total retail	22	602,000	600,000

Total	45	$22,498,000	$23,298,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due during the year-ended December 31, 2021 (amounts as of period end):

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during the year-ended December 31, 2021 is as follows:

	Commercial and	Commercial Vacant Land, Land Development, and Residential	Commercial Real Estate - Owner	Commercial Real Estate - Non-Owner	Commercial Real Estate - Multi-Family and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Commercial Loan Portfolio:
Beginning Balance	$6,414,000	$0	$14,797,000	$480,000	$0
Charge-Offs	(17,000)	0	0	0	0
Payments	(4,278,000)	0	(5,048,000)	(334,000)	(1,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	2,854,000	0	686,000	0	92,000
Ending Balance	$4,973,000	$0	$10,435,000	$146,000	$91,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Retail Loan Portfolio:
Beginning Balance	$1,146,000	$806,000
Charge-Offs	0	0
Payments	(426,000)	(224,000)
Transfers to ORE	0	0
Net Additions/Deletions	482,000	45,000
Ending Balance	$1,202,000	$627,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

December 31, 2021

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance related to loans categorized as troubled debt restructurings was as follows:

	December 31, 2021	December 31, 2020
Commercial:
Commercial and industrial	$266,000	$53,000
Vacant land, land development, and residential construction	0	0
Real estate – owner occupied	84,000	59,000
Real estate – non-owner occupied	5,000	8,000
Real estate – multi-family and residential rental	0	0
Total commercial	355,000	120,000

Retail:
Home equity and other	95,000	202,000
1-4 family mortgages	69,000	145,000
Total retail	164,000	347,000

Total related allowance	$519,000	$467,000

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

NOTE 4 - PREMISES AND EQUIPMENT, NET

Year-end premises and equipment were as follows:

	2021	2020

Land and improvements	$15,111,000	$16,533,000
Buildings	56,168,000	56,114,000
Furniture and equipment	22,974,000	21,522,000
	94,253,000	94,169,000
Less: accumulated depreciation	36,955,000	35,210,000

Total premises and equipment	$57,298,000	$58,959,000

Depreciation expense totaled $5.8 million in 2021, $5.2 million in 2020, and $3.9 million in 2019.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 4 – PREMISES AND EQUIPMENT, NET (Continued)

We enter into facility leases in the normal course of business. As of December 31, 2021, we were under lease contracts for ten of our branch facilities. The leases have maturity dates ranging from June, 2022 through December, 2026, with a weighted average life of the lease term of 2.8 years as of December 31, 2021. All of our leases have multiple three- to five-year extensions; however, these were not factored in the lease maturities and weighted average lease term as it is not reasonably certain we will exercise the options.

Leases are classified as either operating or finance leases at the lease commencement date, with all of our current leases determined to be operating leases. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term, while lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date at the estimated present value of lease payments over the lease term. We use our incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments. The weighted average discount rate for leases was 4.71% as of December 31, 2021.

The right-of-use assets, included in premises and equipment, net on our Consolidated Balance Sheets, and the lease liabilities, included in other liabilities on our Consolidated Balance Sheets, totaled $2.9 million and $2.8 million as of December 31, 2021, respectively, and totaled $1.1 million and $0.9 million as of December 31, 2020, respectively. As permitted by applicable accounting standards, we have elected not to recognize short-term leases with original terms of twelve months or less on our Consolidated Balance Sheet. Total operating lease expense associated with the leases aggregated $0.6 million in each of 2021 and 2020, and $0.5 million in 2019.

Future lease payments at December 31, 2021 totaled $3.6 million, comprised of $0.8 million in one year, $1.4 million in one to three years, $0.3 million in three to five years and $1.1 million in over five years. Future lease payments at December 31, 2020 totaled $3.4 million, comprised of $0.6 million in one year, $1.2 million in one to three years, $0.5 million in three to five years and $1.1 million in over five years.

NOTE 5 – MORTGAGE LOAN SERVICING

Mortgage loans serviced for others are not reported as assets in the Consolidated Balance Sheets. The year-end aggregate unpaid principal balances of mortgage loans serviced for others were as follows:

	2021	2020

Mortgage loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$1,320,550,000	$1,030,211,000
Federal Home Loan Bank	23,505,000	8,717,000
Total mortgage loans serviced for others	$1,344,055,000	$1,038,928,000

Custodial escrow balances, which are reported as deposits on the Consolidated Balance Sheets, maintained in connection with serviced loans were $12.1 million and $11.8 million as of December 31, 2021 and December 31, 2020, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 5 – MORTGAGE LOAN SERVICING (Continued)

Activity for capitalized mortgage loan servicing rights during 2021 and 2020 was as follows:

	2021	2020

Balance at beginning of year	$8,189,000	$4,652,000
Additions	7,711,000	6,467,000
Amortized to expense	(3,652,000)	(2,930,000)

Balance at end of year	$12,248,000	$8,189,000

We determined that no valuation allowance was necessary as of December 31, 2021 or December 31, 2020. The estimated fair value of mortgage servicing rights was $15.4 million and $10.0 million as of December 31, 2021 and December 31, 2020, respectively. The fair value of mortgage servicing rights is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. During 2021, fair value was determined using a discount rate of 8.0%, a weighted average constant prepayment rate of 7.4%, depending on the stratification of the specific right, and a weighted average delinquency rate of 0.25%. During 2020, fair value was determined using a discount rate of 7.75%, a weighted average constant prepayment rate of 14.0%, depending on the stratification of the specific right, and a weighted average delinquency rate of 0.40%.

The weighted average amortization period was 8.5 years and 6.1 years as of December 31, 2021 and December 31, 2020, respectively. Forecasted amortization as of December 31, 2021 is as follows:

2022	$1,186,000
2023	992,000
2024	814,000
2025	654,000
2026	516,000
Thereafter	8,086,000

NOTE 6 – CORE DEPOSIT INTANGIBLE ASSET, NET

The gross carrying amount of core deposit intangible assets, included in other assets on our Consolidated Balance Sheets, totaled $17.5 million as of December 31, 2021 and December 31, 2020. As of December 31, 2021, the accumulated amortization on core deposit intangible assets was $16.1 million, providing for a net carry balance of $1.4 million. As of December 31, 2020, the accumulated amortization on core deposit intangible assets was $15.1 million, providing for a net carry balance of $2.4 million.

The scheduled amortization expense on core deposit intangible assets in future periods is:

2022	$768,000
2023	450,000
2024	133,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 7 – DEPOSITS

Deposits at year-end are summarized as follows:

	December 31, 2021		December 31, 2020		Percent Increase
	Balance	%	Balance	%	(Decrease)

Noninterest-bearing checking	$1,677,952,000	41.1%	$1,433,403,000	42.0%	17.1%
Interest-bearing checking	538,838,000	13.2	473,053,000	13.9	13.9
Money market	1,040,176,000	25.5	611,912,000	17.9	70.0
Savings	394,330,000	9.7	338,070,000	9.9	16.6
Time, under $100,000	132,776,000	3.2	165,548,000	4.9	(19.8)
Time, $100,000 and over	275,208,000	6.7	342,633,000	10.0	(19.7)
Total local deposits	4,059,280,000	99.4	3,364,619,000	98.6	20.6

Out-of-area time, $100,000 and over	23,913,000	0.6	46,934,000	1.4	(49.0)

Total deposits	$4,083,193,000	100.0%	$3,411,553,000	100.0%	19.7%

Out-of-area time deposits consist of deposits obtained from depositors outside of our primary market areas exclusively through deposit brokers.

The following table depicts the maturity distribution for time deposits at year-end:

	2021	2020

In one year or less	$260,501,000	$327,246,000
In one to two years	78,024,000	139,801,000
In two to three years	34,595,000	39,801,000
In three to four years	7,863,000	25,577,000
In four to five years	50,914,000	22,690,000

Total certificates of deposit	$431,897,000	$555,115,000

The following table depicts the maturity distribution for time deposits with balances of $100,000 or more at year-end:

	2021	2020

Up to three months	$68,887,000	$79,500,000
Three months to six months	53,077,000	79,373,000
Six months to twelve months	56,612,000	77,363,000
Over twelve months	120,545,000	153,331,000

Total certificates of deposit	$299,121,000	$389,567,000

Total time deposits of more than $250,000 totaled $207 million and $272 million at year-end 2021 and 2020, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 8 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Information regarding securities sold under agreements to repurchase at year-end is summarized below:

	2021	2020

Outstanding balance at year-end	$197,463,000	$118,365,000
Weighted average interest rate at year-end	0.11%	0.12%

Average daily balance during the year	$158,855,000	$132,880,000
Weighted average interest rate during the year	0.11%	0.12%

Maximum daily balance during the year	$209,093,000	$173,186,000

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

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank of Indianapolis (“FHLBI”) advances totaled $374 million at December 31, 2021, and were expected to mature at varying dates from January 2022 through June 2027, with fixed rates of interest from 0.55% to 3.18% and averaging 2.00%. Federal Home Loan Bank of Indianapolis (“FHLBI”) advances totaled $394 million at December 31, 2020, and were expected to mature at varying dates from November 2021 through June 2027, with fixed rates of interest from 0.55% to 3.18% and averaging 2.06%.

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank under a blanket lien arrangement. Our borrowing line of credit as of December 31, 2021 totaled $889 million, with remaining availability based on collateral of $509 million.

Scheduled maturities as of December 31, 2021:

2022	$94,000,000
2023	80,000,000
2024	80,000,000
2025	50,000,000
2026	30,000,000
2027	40,000,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 10 - FEDERAL INCOME TAXES

The consolidated income tax expense is as follows:

	2021	2020	2019

Current expense	$12,675,000	$14,945,000	$10,978,000
Deferred expense	2,020,000	(4,141,000)	26,000
Change in valuation allowance	0	(94,000)	0
Tax expense	$14,695,000	$10,710,000	$11,004,000

A reconciliation of the differences between the federal income tax expense recorded and the amount computed by applying the federal statutory rate to income before income taxes is as follows:

	2021	2020	2019

Tax at statutory rate	$15,481,000	$11,518,000	$12,697,000
Increase (decrease) from
Tax-exempt interest	(658,000)	(681,000)	(644,000)
Bank owned life insurance	(233,000)	(238,000)	(804,000)
Change in valuation allowance	0	(94,000)	0
Other	105,000	205,000	(245,000)
Tax expense	$14,695,000	$10,710,000	$11,004,000

The statutory tax rate was 21% for 2021, 2020 and 2019.

Significant components of deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred income tax assets
Allowance for loan losses	$7,426,000	$7,973,000
Deferred compensation	259,000	511,000
Stock compensation	941,000	541,000
Nonaccrual loan interest income	159,000	211,000
Deferred loan fees	520,000	924,000
Unrealized loss on securities	991,000	0
Fair value write-downs on foreclosed properties	0	537,000
Other	1,344,000	938,000
Deferred tax asset	11,640,000	11,635,000

Deferred income tax liabilities
Depreciation	1,168,000	1,175,000
Prepaid expenses	416,000	297,000
Core deposit intangible	276,000	498,000
Mortgage loan servicing rights	2,572,000	1,720,000
Unrealized gain on securities	0	1,458,000
Business combination adjustments	2,013,000	2,142,000
Other	942,000	521,000
Deferred tax liability	7,387,000	7,811,000

Total net deferred tax asset	$4,253,000	$3,824,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 10 - FEDERAL INCOME TAXES (Continued)

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. We determined that no valuation allowance was required at year-end 2020 or 2021.

We had no unrecognized tax benefits at any time during 2021 or 2020 and do not anticipate any significant increase in unrecognized tax benefits during 2022. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed at any time during 2021 or 2020. Our U.S. federal income tax returns are no longer subject to examination for all years before 2018.

NOTE 11 – STOCK-BASED COMPENSATION

Stock-based compensation plans are used to provide directors and employees with an increased incentive to contribute to our long-term performance and growth, to align the interests of directors and employees with the interests of our shareholders through the opportunity for increased stock ownership and to attract and retain directors and employees. During 2014 and 2015, stock option and restricted stock grants were provided to certain employees from the Stock Incentive Plan of 2006. During the years 2016 through 2019, restricted stock grants were provided to certain employees from the Stock Incentive Plan of 2016. During 2020 and 2021, restricted stock grants were provided to certain employees from the Stock Incentive Plan of 2020. Stock option grants were provided to certain employees during 2016 from the Stock Incentive Plan of 2016. Stock grants to directors as retainer payments during the years 2016 through 2019 were from the Stock Incentive Plan of 2016, while stock grants to directors as retainer payments during 2020 and 2021 were from the Stock Incentive Plan of 2020. The Stock Incentive Plan of 2006 expired on January 18, 2016, and was effectively replaced with the Stock Incentive Plan of 2016 that was approved by shareholders in May, 2016. The Stock Incentive Plan of 2016 was effectively replaced with the Stock Incentive Plan of 2020 that was approved by shareholders in May, 2020.

Under the Stock Incentive Plan of 2006, the Stock Incentive Plan of 2016 and the Stock Incentive Plan of 2020, incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards. Incentive awards that are stock options or stock appreciation rights are granted with an exercise price not less than the closing price of our common stock on the date of grant. Price, vesting and expiration date parameters are determined by Mercantile’s Compensation Committee on a grant-by-grant basis. No payments are required from employees for restricted stock awards. The restricted stock awards granted during the years 2014 through 2021 fully vest after three years and, in the case of performance-based restricted stock issued to executive officers in 2018 through 2021, are subject to the attainment of pre-determined performance goals. The stock options granted during 2014, 2015 and 2016, which were at 110% of the market price on the date of grant, fully vest after two years and expire after seven years. At year-end 2021, there were approximately 187,000 shares authorized for future incentive awards.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 11 – STOCK-BASED COMPENSATION (Continued)

A summary of restricted stock activity from grants issued during the past three years is as follows:

	2021		2020		2019
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Nonvested at beginning of year	262,336	$29.42	262,260	$34.91	262,967	$33.97
Granted	163,000	33.68	121,518	24.65	84,596	35.29
Vested	(59,772)	31.82	(85,445)	37.08	(81,772)	32.19
Forfeited	(11,873)	29.54	(35,997)	33.71	(3,531)	34.85
Nonvested at end of year	353,691	$30.71	262,336	$29.42	262,260	$34.91

Of the restricted stock shares granted in 2021, 2020 and 2019, a total of 22,703 shares, 31,295 shares and 23,596 shares, respectively, are performance-based awards made to our Named Executive Officers at the target level and are subject to the attainment of pre-determined performance goals. Of the granted shares during 2021, a total of 11,454, 23,053 and 22,836 shares reflect increases in performance-based grants to our Named Executive Officers that were awarded in 2020, 2019 and 2018, respectively. Of the forfeited shares during 2020, a total of 13,709 shares and 14,681 shares reflect reductions in performance-based grants to our Named Executive Officers that were awarded in 2019 and 2018, respectively. These adjustments were based on an analysis of the pre-determined performance goals taking into account actual performance since the grant date and updated forecasts for the remainder of the three-year performance period.

A summary of stock option activity during the past three years is as follows:

	2021		2020		2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	9,700	$32.83	10,700	$30.25	18,900	$23.92
Granted	0	NA	0	NA	0	NA
Exercised	(2,000)	24.91	(1,000)	5.19	(8,200)	15.69
Forfeited or expired	0	NA	0	NA	0	NA
Outstanding at end of year	7,700	$34.89	9,700	$32.83	10,700	$30.25
Options exercisable at year-end	7,700	$34.89	9,700	$32.83	10,700	$30.25

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 11 – STOCK-BASED COMPENSATION (Continued)

Options at year-end 2021 were as follows:

			Outstanding			Exercisable
				Weighted Average	Weighted		Weighted
Range of				Remaining	Average		Average
Exercise				Contractual	Exercise		Exercise
Prices			Number	Life (Years)	Price	Number	Price

$27.00	-	$28.00	1,200	0.9	$27.66	1,200	27.66
$36.00	-	$37.00	6,500	1.9	36.22	6,500	36.22
Outstanding at year end			7,700	1.7	$34.89	7,700	34.89

Information related to options outstanding at year-end 2021, 2020 and 2019 is as follows:

	2021	2020	2019

Minimum exercise price	$27.66	$22.15	$5.19
Maximum exercise price	36.22	36.22	36.22
Average remaining option term (years)	1.7	2.4	3.2

Information related to stock option grants and exercises during 2021, 2020 and 2019 is as follows:

	2021	2020	2019

Aggregate intrinsic value of stock options exercised	$13,000	$17,000	$157,000
Cash received from stock option exercises	50,000	3,000	126,000
Tax benefit realized from stock option exercises	0	0	0
Weighted average per share fair value of stock options granted	NA	NA	NA

The aggregate intrinsic value of in-the-money stock options issued under Mercantile plans outstanding and exercisable at December 31, 2021 was less than $0.1 million. Shares issued as a result of the exercise of stock option grants have been authorized and were previously unissued shares.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 11– STOCK-BASED COMPENSATION (Continued)

On May 24, 2018, we granted about 11,000 shares of common stock to our Corporate, Bank and Regional Advisory Boards of Directors for retainer payments for the period of June 1, 2018 through May 31, 2019. The associated $0.4 million cost was expensed on a straight-line basis over the respective twelve month period. On October 25, 2018, we granted about 1,000 shares of common stock to newly appointed Bank Board members for retainer payments for the period of October 1, 2018 through May 31, 2019. The associated less than $0.1 million cost was expensed over the respective eight-month period. On May 23, 2019, we granted about 12,000 shares of common stock to our Corporate, Bank and Regional Advisory Boards of Directors for retainer payments for the period of June 1, 2019 through May 31, 2020. The associated $0.4 million cost was expensed on a straight-line basis over the respective twelve month period. On June 1, 2020, we granted about 16,000 shares of common stock to our Corporate, Bank and Regional Advisory Boards of Directors for retainer payments for the period of June 1, 2020 through May 31, 2021. The associated $0.3 million cost was expensed on a straight-line basis over the respective twelve month period. On August 27, 2020, we granted about 2,000 shares of common stock to newly appointed Corporate and Bank Board members for retainer payments for the period of September 1, 2020 through May 31, 2021. The associated less than $0.1 million cost was expensed over the respective nine-month period. On May 27, 2021, we granted about 10,000 shares of common stock to our Corporate and Bank Boards of Directors for retainer payments for the period of June 1, 2021 through May 31, 2022. The associated $0.3 million cost is being expensed on a straight-line basis over the respective twelve month period.

NOTE 12 – RELATED PARTIES

Certain directors and executive officers of our bank, including their immediate families and companies in which they are principal owners, were loan customers of our bank. At year-end 2021 and 2020, our bank had $104 million and $122 million in loan commitments to directors and executive officers, of which $87.7 million and $108 million were outstanding at year-end 2021 and 2020, respectively, as reflected in the following table.

	2021	2020

Beginning balance	$108,042,000	$104,043,000
New loans	2,542,000	13,823,000
Repayments	(22,912,000)	(9,824,000)

Ending balance	$87,672,000	$108,042,000

We had no PPP loans outstanding to related companies of our directors as of December 31, 2021. PPP loans to related companies of our directors totaled $0.3 million as of December 31, 2020.

Related party deposits and repurchase agreements totaled $18.4 million and $19.4 million at year-end 2021 and 2020, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on management’s credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. There was no liability balance for these instruments as of December 31, 2021 and 2020.

At year-end 2021 and 2020, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.

Our maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at year-end was as follows:

	2021	2020

Commercial unused lines of credit	$1,098,951,000	$1,019,496,000
Unused lines of credit secured by 1 – 4 family residential properties	64,313,000	59,396,000
Credit card unused lines of credit	92,146,000	72,495,000
Other consumer unused lines of credit	64,876,000	30,707,000
Commitments to make loans	212,476,000	227,558,000
Standby letters of credit	33,109,000	20,543,000

Total commitments	$1,565,871,000	$1,430,195,000

Commitments to make loans generally reflect our binding obligations to existing and prospective customers to extend credit, including line of credit facilities secured by accounts receivable and inventory, and term debt secured by either real estate or equipment. In most instances, line of credit facilities are for a one-year term and have been at a floating rate tied to the Wall Street Journal Prime Rate or the 30-Day Libor Rate. For term debt secured by real estate, customers have been generally offered a floating rate tied to the Wall Street Journal Prime Rate or the 30-Day Libor Rate, and a fixed rate currently ranging from 3.00% to 5.00%. These credit facilities generally balloon within five years, with payments based on amortizations ranging from 10 to 20 years. For term debt secured by non-real estate collateral, customers have been generally offered a floating rate tied to the Wall Street Journal Prime Rate or the 30-Day Libor Rate, and a fixed rate currently ranging from 3.50% to 5.00%. These credit facilities generally mature and fully amortize within three to seven years. Effective January 1, 2022, we replaced the 30-Day Libor Rate with the CBM Term SOFR Rate for all new floating rate commercial loan commitments. It is expected that currently outstanding commercial loans tied to the 30-Day Libor Rate will convert to an equivalent fallback SOFR Rate on or about June 30, 2023.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 13 – COMMITMENTS AND OFF-BALANCE-SHEET RISK (Continued)

The following instruments are considered financial guarantees under current accounting guidance. These instruments are carried at fair value as an other liability on our Consolidated Balance Sheets.

	2021		2020
	Contract	Carrying	Contract	Carrying
	Amount	Value	Amount	Value

Standby letters of credit	$33,109,000	$212,000	$20,543,000	$138,000

NOTE 14 – BENEFIT PLANS

We have a 401(k) benefit plan that covers substantially all of our employees. The percent of our matching contributions to the 401(k) benefit plan is determined annually by the Board of Directors. The matching contribution had been 4.25% since January 1, 2014; effective April 1, 2018, the matching contribution was increased to 5.00%. Matching contributions, if made, are immediately vested. Our 2021, 2020 and 2019 matching 401(k) contributions charged to expense were $2.1 million, $1.9 million and $1.7 million, respectively.

We have a deferred compensation plan in which all persons serving on the Board of Directors may defer all or portions of their annual retainer and meeting fees, with distributions to be paid upon termination of service as a director or specific dates selected by the director. We also have a non-qualified deferred compensation program in which selected officers may defer all or portions of salary and bonus payments. The deferred amounts, totaling $1.2 million and $2.4 million as of December 31, 2021 and 2020, respectively, are categorized as other liabilities in the Consolidated Balance Sheets, and are paid interest at a rate equal to the Wall Street Journal Prime Rate. Interest expense was less than $0.1 million during 2021, and $0.1 million during 2020 and 2019.

The Mercantile Bank Corporation Employee Stock Purchase Plan of 2014 is a non-compensatory plan intended to encourage full- and part-time employees of Mercantile and its subsidiaries to promote our best interests and to align employees’ interests with the interests of our shareholders by permitting employees to purchase shares of our common stock through regular payroll deductions. Shares are purchased on the last business day of each calendar quarter at a price equal to the consolidated closing bid price of our common stock reported on The Nasdaq Stock Market. A total of 250,000 shares of common stock may be issued under the existing plan; however, the number of shares may be adjusted to reflect any stock dividends and other changes in our capitalization. The number of shares issued totaled 1,481 and 2,264 in 2021 and 2020, respectively. As of December 31, 2021, there were approximately 237,000 shares available under our current plan.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 15 – DERIVATIVES AND HEDGING ACTIVITIES (Continued)

Derivatives not designated as hedges are not speculative and result from a service provided to certain commercial loan borrowers. We execute interest rate swaps with commercial banking customers desiring longer-term fixed rate loans, while simultaneously entering into interest rate swaps with correspondent banks to offset the impact of the interest rate swaps with the commercial banking customers. The net result is the desired floating rate loans and a minimization of the risk exposure of the interest rate swap transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the commercial banking customer interest rate swaps and the offsetting interest rate swaps with the correspondent banks are recognized directly to earnings.

The fair value of derivative instruments as of December 31, 2021, are reflected in the following table.

	Notional Amount	Balance Sheet Location	Fair Value

Derivative Assets
Interest rate swaps	$279,419,000	Other Assets	$4,609,000

Derivative Liabilities
Interest rate swaps	279,419,000	Other Liabilities	4,857,000

The effect of interest rate swaps that are not designated as hedging instruments resulted in noninterest expense of $0.2 million during the year-ended December 31, 2021. The fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $4.9 million as of December 31, 2021. Cash collateral totaling $3.6 million was provided to the counterparty correspondent banks as of December 31, 2021.

Interest rate swaps entered into with commercial loan customers had notional amounts aggregating $279 million as of December 31, 2021. Associated credit exposure is generally mitigated by securing the interest rates swaps with the underlying collateral of the loan instrument that has been hedged.

The fair value of derivative instruments as of December 31, 2020, are reflected in the following table.

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

December 31, 2021

NOTE 16 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount, estimated fair value and level within the fair value hierarchy of financial instruments were as follows at year-end (dollars in thousands):

	Level in	2021		2020
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets
Cash	Level 1	$17,872	$17,872	$16,953	$16,953
Cash equivalents	Level 1	957,288	957,288	609,053	609,053
Securities available for sale	(1)	592,743	592,743	387,347	387,347
Federal Home Loan Bank stock	(2)	18,002	18,002	18,002	18,002
Loans, net	Level 3	3,418,096	3,498,345	3,155,503	3,294,522
Loans held for sale	Level 2	16,117	16,707	22,888	24,029
Mortgage servicing rights	Level 2	12,248	15,445	8,189	10,006
Accrued interest receivable	Level 2	9,311	9,311	10,861	10,861
Interest rate swaps	Level 2	4,609	4,609	1,003	1,003

Financial liabilities
Deposits	Level 2	4,083,193	4,028,249	3,411,553	3,397,768
Securities sold under agreements to repurchase	Level 2	197,463	197,463	118,365	118,365
Federal Home Loan Bank advances	Level 2	374,000	384,927	394,000	410,881
Subordinated debentures	Level 2	48,244	48,284	47,563	47,574
Subordinated notes	Level 2	73,646	73,646	0	0
Accrued interest payable	Level 2	1,393	1,393	2,313	2,313
Interest rate swaps	Level 2	4,857	4,857	1,027	1,027

(1)	See Note 17 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.
(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions; therefore, fair value is estimated at carrying amount.

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

December 31, 2021

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

The following is a description of our valuation methodologies used to measure and disclose the fair values of our financial assets and liabilities on a recurring or nonrecurring basis:

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency debt obligations, mortgage-backed securities issued or guaranteed by U.S. Government agencies, and municipal general obligation and revenue bonds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information that becomes known to us necessitates an impairment. There was no such impairment as of December 31, 2021 or 2020. We have no Level 1 securities available for sale.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 17 – FAIR VALUE MEASUREMENTS (Continued)

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of December 31, 2021 and 2020, we determined the fair value of our mortgage loans held for sale to be $16.7 million and $24.0 million, respectively.

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

Derivatives. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government agency debt obligations	$390,371,000	$0	$390,371,000	$0
Mortgage-backed securities	41,803,000	0	41,803,000	0
Municipal general obligation bonds	137,594,000	0	136,917,000	677,000
Municipal revenue bonds	22,475,000	0	22,475,000	0
Other investments	500,000	0	500,000	0
Interest rate swaps	4,609,000	0	4,609,000	0
Total	$597,352,000	$0	$596,675,000	$677,000

There were no transfers in or out of Level 1, Level 2 or Level 3 during 2021. The $0.1 million reduction in Level 3 municipal general obligation bonds during 2021 reflects the scheduled maturities of such bonds.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 17 – FAIR VALUE MEASUREMENTS (Continued)

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government agency debt obligations	$242,141,000	$0	$242,141,000	$0
Mortgage-backed securities	24,890,000	0	24,890,000	0
Municipal general obligation bonds	107,824,000	0	107,058,000	766,000
Municipal revenue bonds	11,992,000	0	11,992,000	0
Other investments	500,000	0	500,000	0
Interest rate swaps	1,003,000	0	1,003,000	0
Total	$388,350,000	$0	$387,584,000	$766,000

There were no transfers in or out of Level 1, Level 2 or Level 3 during 2020. The $1.3 million reduction in Level 3 municipal general obligation bonds during 2020 reflects the scheduled maturities of such bonds.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2021 are as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$3,807,000	$0	$0	$3,807,000
Foreclosed assets	0	0	0	0
Total	$3,807,000	$0	$0	$3,087,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

NOTE 18 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2021	2020	2019
Basic
Net income attributable to common shares	$59,021,000	$44,138,000	$49,456,000

Weighted average common shares outstanding	15,986,857	16,268,689	16,405,159

Basic earnings per common share	$3.69	$2.71	$3.01

Diluted
Net income attributable to common shares	$59,021,000	$44,138,000	$49,456,000

Weighted average common shares outstanding for basic earnings per common share	15,986,857	16,268,689	16,405,159

Add: Dilutive effects of share-based awards	446	630	3,976

Average shares and dilutive potential common shares	15,987,303	16,269,319	16,409,135

Diluted earnings per common share	$3.69	$2.71	$3.01

Stock options for approximately 7,000, 9,000 and 7,000 shares of common stock were antidilutive and were not included in determining dilutive earnings per share in 2021, 2020 and 2019, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

The following table depicts our five business trusts as of December 31, 2021:

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 20 – SUBORDINATED NOTES

On December 15, 2021, we entered into Subordinated Note Purchase Agreements with certain institutional accredited investors pursuant to which we issued and sold $75.0 million in aggregate principal amount of its 3.25% fixed-to-floating rate subordinated notes (“Notes”). The Notes have a stated maturity of January 30, 2032, are redeemable by us at our option, in whole or in part, on or after January 30, 2027 on any interest payment date at a redemption of price of 100% of the principal amount of the Notes being redeemed. The Notes are not subject to redemption at the option of the holder. The Notes will bear interest at a fixed rate of 3.25% per year until January 29, 2027. Commencing on January 30, 2027 and through the stated maturity date of January 30, 2032, the interest rate will resent quarterly at a variable rate equal to the then-current Three-Month Term SOFR plus 212 basis points. On December 15, 2021, we injected $70.0 million of the issuance proceeds to our bank as an increase to equity capital.

On January 14, 2022, we issued an additional $15.0 million of its Notes to certain institutional accredited investors, reflecting an expansion of the $75.0 million issuance completed on December 15, 2021. The additional $15.0 million issuance was completed on the same terms as the prior offering and under the existing indenture. On January 14, 2022, we injected $15.0 million of the issuance proceeds to our bank as an increase to equity capital.

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At year-end 2021 and 2020, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2021 that we believe have changed our bank’s categorization.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 21 - REGULATORY MATTERS (Continued)

Our actual capital levels (dollars in thousands) and minimum required levels were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2021
Total capital (to risk weighted assets)
Consolidated	$565,143	14.0%	$324,101	8.0%	NA	NA
Bank	551,760	13.6	323,928	8.0	404,910	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	456,133	11.3	243,076	6.0	NA	NA
Bank	516,397	12.8	242,946	6.0	323,928	8.0
Common equity (to risk weighted assets)
Consolidated	409,963	10.1	182,307	4.5	NA	NA
Bank	516,397	12.8	182,210	4.5	263,192	6.5
Tier 1 capital (to average assets)
Consolidated	456,133	9.2	198,574	4.0	NA	NA
Bank	516,397	10.4	198,510	4.0	248,137	5.0

2020
Total capital (to risk weighted assets)
Consolidated	$468,113	13.8%	$271,325	8.0%	NA	NA
Bank	457,203	13.5	271,196	8.0	338,995	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	430,146	12.7	203,494	6.0	NA	NA
Bank	419,236	12.4	203,397	6.0	271,196	8.0
Common equity (to risk weighted assets)
Consolidated	384,658	11.3	152,621	4.5	NA	NA
Bank	419,236	12.4	152,548	4.5	220,347	6.5
Tier 1 capital (to average assets)
Consolidated	430,146	9.8	176,053	4.0	NA	NA
Bank	419,236	9.5	175,999	4.0	219,999	5.0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 21 - REGULATORY MATTERS (Continued)

Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of December 31, 2021, our bank meets all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis.

Federal and state banking laws and regulations place certain restrictions on the amount of dividends our bank can transfer to Mercantile and on the capital levels that must be maintained. At year-end 2021, under the most restrictive of these regulations, our bank could distribute $108 million to Mercantile as dividends without prior regulatory approval. Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 14, 2021, our Board of Directors declared a cash dividend on our common stock in the amount of $0.29 per share that was paid on March 17, 2021 to shareholders of record as of March 5, 2021. On April 15, 2021, our Board of Directors declared a cash dividend on our common stock in the amount of $0.29 per share that was paid on June 16, 2021 to shareholders of record as of June 4, 2021. On July 15, 2021, our Board of Directors declared a cash dividend on our common stock in the amount of $0.30 per share that was paid on September 15, 2021 to shareholders of record as of September 3, 2021. On October 14, 2021, our Board of Directors declared a cash dividend on our common stock in the amount of $0.30 per share that was paid on December 15, 2021 to shareholders of record as of December 3, 2021. On January 13, 2022, our Board of Directors declared a cash dividend on our common stock in the amount of $0.31 per share that will be paid on March 16, 2022 to shareholders of record as of March 4, 2022.

As part of $20.0 million common stock repurchase programs announced in May of 2019 and 2021, respectively, we repurchased approximately 683,000 shares for $21.4 million, at a weighted average all-in cost per share of $31.29, during 2021. The 2021 common stock repurchase program replaced the 2019 common stock repurchase program, which was nearing exhaustion. The actual timing, number and value of shares repurchased will be determined by us in our discretion and will depend on a number of factors, including the stock price, capital position, financial performance, general market and economic conditions, alternative uses of capital and applicable legal requirements. As of December 31, 2021, availability under the current common stock repurchase program, which may be discontinued at any time, equaled $6.8 million. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank.

Our consolidated capital levels as of December 31, 2021 and 2020 include $46.2 million and $45.5 million, respectively, of trust preferred securities. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core capital elements that may be included in Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. At December 31, 2021 and 2020, all $46.2 million and $45.5 million, respectively, of the trust preferred securities were included as Tier 1 capital of Mercantile.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 22 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

At December 31, 2021, accumulated other comprehensive income (loss), net of tax effects (as applicable), consisted of a net unrealized loss on available for sale securities of $3.7 million. At December 31, 2020, accumulated other comprehensive income (loss), net of tax effects (as applicable), consisted of a net unrealized gain on available for sale securities of $5.5 million.

NOTE 23 - QUARTERLY FINANCIAL DATA (Unaudited)

	Interest	Net Interest	Net	Earnings per Share
	Income	Income	Income	Basic	Diluted
2021
First quarter	$34,786,000	$29,533,000	$14,240,000	$0.87	$0.87
Second quarter	35,774,000	30,871,000	18,091,000	1.12	1.12
Third quarter	35,888,000	31,124,000	15,051,000	0.95	0.95
Fourth quarter	37,046,000	32,534,000	11,639,000	0.74	0.74

2020
First quarter	$37,935,000	$30,317,000	$10,673,000	$0.65	$0.65
Second quarter	37,164,000	30,571,000	8,697,000	0.54	0.54
Third quarter	35,594,000	29,509,000	10,686,000	0.66	0.66
Fourth quarter	37,620,000	31,849,000	14,082,000	0.86	0.86

NOTE 24 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)

CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

	2021	2020
ASSETS
Cash and cash equivalents	$14,570,000	$12,746,000
Investment in bank subsidiary	545,691,000	458,830,000
Other assets	19,576,000	18,934,000

Total assets	$579,837,000	$490,510,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$1,388,000	$1,393,000
Subordinated debentures	48,244,000	47,563,000
Subordinated notes	73,646,000	0
Shareholders’ equity	456,559,000	441,554,000

Total liabilities and shareholders’ equity	$579,837,000	$490,510,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 24 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)

CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

	2021	2020	2019
Income
Interest and dividends from subsidiaries	$39,058,000	$32,588,000	$22,246,000
Total income	39,058,000	32,588,000	22,246,000

Expenses
Interest expense	1,934,000	2,268,000	3,153,000
Other operating expenses	5,831,000	4,441,000	4,804,000
Total expenses	7,765,000	6,709,000	7,957,000

Income before income tax benefit and equity in undistributed net income of subsidiary	31,293,000	25,879,000	14,289,000

Federal income tax benefit	(1,653,000)	(1,173,000)	(1,718,000)

Equity in undistributed net income of subsidiary	26,075,000	17,086,000	33,449,000

Net income	$59,021,000	$44,138,000	$49,456,000

Comprehensive income	$49,806,000	$45,929,000	$61,390,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 24 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)

CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2021	2020	2019
Cash flows from operating activities
Net income	$59,021,000	$44,138,000	$49,456,000
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiary	(26,075,000)	(17,086,000)	(33,449,000)
Stock-based compensation expense	3,784,000	2,325,000	2,931,000
Stock grants to directors for retainer fees	344,000	394,000	375,000
Change in other assets	49,000	(227,000)	2,387,000
Change in other liabilities	(5,000)	812,000	(1,924,000)
Net cash from operating activities	37,118,000	30,356,000	19,776,000

Cash flows from investing activities
Net capital investment into subsidiaries	(70,000,000)	0	0
Net cash for investing activities	(70,000,000)	0	0

Cash flows from financing activities
Stock option exercises, net of cashless exercises	50,000	3,000	128,000
Employee stock purchase plan	48,000	49,000	50,000
Dividend reinvestment plan	877,000	814,000	729,000
Net proceeds from subordinated notes issuance	73,635,000	0	0
Repurchase of common shares	(21,380,000)	(6,591,000)	(7,183,000)
Cash dividends on common stock	(18,524,000)	(17,930,000)	(17,108,000)
Net cash for financing activities	34,706,000	(23,655,000)	(23,384,000)

Net change in cash and cash equivalents	1,824,000	6,701,000	(3,608,000)

Cash and cash equivalents at beginning of period	12,746,000	6,045,000	9,653,000

Cash and cash equivalents at end of period	$14,570,000	$12,746,000	$6,045,000

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation of Mercantile Bank Corporation, including all amendments thereto, incorporated by reference to exhibit 3.1 of our Form S-4 Registration Statement filed February 16, 2022.

3.2	Our Amended and Restated By-laws dated as of February 26, 2015 are incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K filed February 26, 2015

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

4.2

Subordinated indenture, dated December 15, 2021, by and between Mercantile Bank Corporation and Wilmington Trust, National Association, as trustee, incorporated by reference to our Current Report on Form 8-K filed December 17, 2021

4.3

First Supplemental Indenture to Subordinated indenture, dated December 15, 2021, by and between Mercantile Bank Corporation and Wilmington Trust, National Association, as trustee, incorporated by reference to our Current Report on Form 8-K filed December 17, 2021

4.4	Form of 3.25% Fixed-to-Floating Rate Subordinated Note due 2032, incorporated by reference to our Current Report on Form 8-K filed December 17, 2021

4.5

Form of Subordinated Note Purchase Agreement dated December 15, 2021, by and among Mercantile Bank Corporation and the Purchasers, incorporated by reference to our Current Report on Form 8-K filed December 17, 2021

4.6

Form of Registration Rights Agreement dated December 15, 2021, by and among Mercantile Bank Corporation and the Purchasers, incorporated by reference to our Current Report on Form 8-K filed December 17, 2021

10.1

Form of Mercantile Bank Split Dollar Agreement that has been entered into between our bank and each of Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.33 of our Form 10-K for the year ended December 31, 2005*

10.2

Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted after 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.41 of our Form 10-K for the year ended December 31, 2007*

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

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.7

Amended and Restated Employment Agreement of Charles E. Christmas dated November 29, 2018, effective December 31, 2018, incorporated by reference to exhibit 10.2 of our Form 8-K filed December 3, 2018*

10.8	Amended and Restated Employment Agreement of Raymond E. Reitsma dated November 29, 2018, effective December 31, 2018, incorporated by reference to exhibit 10.3 of our Form 8-K filed December 3, 2018*

10.9

Amended and Restated Employment Agreement of Robert T. Worthington dated November 29, 2018, effective December 31, 2018, incorporated by reference to exhibit 10.4 of our Form 8-K filed December 3, 2018*

10.10	Amended and Restated Employment Agreement of Lonna L. Wiersma dated November 29, 2018, effective December 31, 2018, incorporated by reference to exhibit 10.5 of our Form 8-K filed December 3, 2018*

10.11

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

10.13	Form of Performance Based Restricted Stock Award Agreement, incorporated by reference to exhibit 10.8 of our Form 8-K filed December 3, 2018*

10.14	2019 Mercantile Executive Officer Bonus Plan, incorporated by reference to exhibit 10.1 of our Form 8-K filed May 24, 2019*

10.15	Mercantile Bank Corporation Stock Incentive Plan of 2020, incorporated by reference to Appendix A to Mercantile’s Definitive Proxy Statement on Schedule 14A filed April 9, 2020*

10.16

Form of Performance-Based Restricted Stock Award Agreement, in connection with the Mercantile Bank Corporation Stock Incentive Plan of 2020, incorporated by reference to exhibit 10.17 of our Form 10-K for the year ended December 31, 2020*

10.17	2020 Mercantile Executive Officer Bonus Plan, incorporated by reference to exhibit 10.1 of our Form 8-K filed November 19, 2020*

10.18	2021 Mercantile Executive Officer Bonus Plan, incorporated by reference to exhibit 10.1 of our Form 8-K filed July 15, 2021*

10.19	Director Fee Summary*

21	Subsidiaries of the company

23	Consent of BDO USA, LLP

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

EXHIBIT NO.	EXHIBIT DESCRIPTION

101

The following information from Mercantile’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2022.

MERCANTILE BANK CORPORATION

/s/ Robert B. Kaminski, Jr.
Robert B. Kaminski, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2022.

/s/ David M. Cassard David M. Cassard, Director	/s/ Michael H. Price Michael H. Price, Chairman of the Board

/s/ Michael S. Davenport Michael S. Davenport, Director	/s/ David B. Ramaker David B. Ramaker, Director

/s/ Michelle L. Eldridge Michelle L. Eldridge, Director	/s/ Charles E. Christmas Charles E. Christmas, Executive Vice President,
/s/ Jeff A. Gardner	Chief Financial Officer and Treasurer (principal financial and accounting officer)
Jeff A. Gardner, Director

/s/ Robert B. Kaminski, Jr. Robert B. Kaminski, Jr. Director, President and Chief Executive Officer (principal executive officer)