Form 10-Q
period 2022-03-31
MERCANTILE BANK CORP
filed 2022-05-06
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes  ☐          No ☒

At April 29, 2022, there were 15,843,442 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$71,480,000	$59,405,000
Interest-earning deposits	698,724,000	915,755,000
Total cash and cash equivalents	770,204,000	975,160,000

Securities available for sale	605,661,000	592,743,000
Federal Home Loan Bank stock	17,721,000	18,002,000
Mortgage loans held for sale	14,746,000	16,117,000

Loans	3,555,790,000	3,453,459,000
Allowance for credit losses	(35,153,000)	(35,363,000)
Loans, net	3,520,637,000	3,418,096,000

Premises and equipment, net	56,078,000	57,298,000
Bank owned life insurance	75,508,000	75,242,000
Goodwill	49,473,000	49,473,000
Core deposit intangible, net	1,112,000	1,351,000
Other assets	64,759,000	54,267,000
Total assets	$5,175,899,000	$5,257,749,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$1,686,203,000	$1,677,952,000
Interest-bearing	2,290,048,000	2,405,241,000
Total deposits	3,976,251,000	4,083,193,000

Securities sold under agreements to repurchase	204,271,000	197,463,000
Federal Home Loan Bank advances	382,263,000	374,000,000
Subordinated debentures	48,415,000	48,244,000
Subordinated notes	88,428,000	73,646,000
Accrued interest and other liabilities	39,800,000	24,644,000
Total liabilities	4,739,428,000	4,801,190,000

Commitments and contingent liabilities (Note 8)

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; 15,843,347 shares outstanding at March 31, 2022 and 15,839,944 shares outstanding at December 31, 2021	286,831,000	285,752,000
Retained earnings	181,532,000	174,536,000
Accumulated other comprehensive income (loss)	(31,892,000)	(3,729,000)
Total shareholders’ equity	436,471,000	456,559,000
Total liabilities and shareholders’ equity	$5,175,899,000	$5,257,749,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Interest income
Loans, including fees	$33,251,000	$32,985,000
Securities, taxable	1,665,000	1,035,000
Securities, tax-exempt	600,000	597,000
Other interest-earning assets	366,000	168,000
Total interest income	35,882,000	34,785,000

Interest expense
Deposits	1,825,000	2,717,000
Short-term borrowings	50,000	36,000
Federal Home Loan Bank advances	1,864,000	2,027,000
Subordinated debentures and other borrowings	1,258,000	472,000
Total interest expense	4,997,000	5,252,000

Net interest income	30,885,000	29,533,000

Provision for credit losses	100,000	300,000

Net interest income after provision for credit losses	30,785,000	29,233,000

Noninterest income
Service charges on deposit and sweep accounts	1,416,000	1,155,000
Mortgage banking income	3,281,000	8,800,000
Credit and debit card income	1,881,000	1,678,000
Interest rate swap fees	1,351,000	653,000
Payroll processing	638,000	557,000
Earnings on bank owned life insurance	287,000	277,000
Other income	423,000	343,000
Total noninterest income	9,277,000	13,463,000

Noninterest expense
Salaries and benefits	15,510,000	15,086,000
Occupancy	2,104,000	2,014,000
Furniture and equipment depreciation, rent and maintenance	934,000	889,000
Data processing costs	2,973,000	2,617,000
Other expense	4,221,000	4,511,000
Total noninterest expenses	25,742,000	25,117,000

Income before federal income tax expense	14,320,000	17,579,000

Federal income tax expense	2,828,000	3,340,000

Net income	$11,492,000	$14,239,000

Basic earnings per share	$0.73	$0.87
Diluted earnings per share	$0.73	$0.87
Cash dividends per share	$0.31	$0.29
Average basic shares outstanding	15,840,801	16,283,044
Average diluted shares outstanding	15,841,037	16,283,490

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Net income	$11,492,000	$14,239,000

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(35,650,000)	(9,168,000)
Tax effect of unrealized holding gains (losses) on securities available for sale	7,487,000	1,925,000
Other comprehensive income (loss), net of tax effect	(28,163,000)	(7,243,000)

Comprehensive income (loss)	$(16,671,000)	$6,996,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

(Unaudited)

($ in thousands except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances, January 1, 2022	$0	$285,752	$174,536	$(3,729)	$456,559

Adoption of ASU 2016-13			316		316

Employee stock purchase plan (281 shares)		10			10

Dividend reinvestment plan (5,835 shares)		222			222

Stock option exercises (1,355 shares)		36			36

Stock-based compensation expense		811			811

Cash dividends ($0.31 per common share)			(4,812)		(4,812)

Net income for the three months ended March 31, 2022			11,492		11,492

Change in net unrealized holding gain/(loss) on securities available for sale, net of tax effect				(28,163)	(28,163)

Balances, March 31, 2022	$0	$286,831	$181,532	$(31,892)	$436,471

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

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities
Net income	$11,492,000	$14,239,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	3,458,000	3,457,000
Accretion of acquired loans	0	(34,000)
Provision for credit losses	100,000	300,000
Stock-based compensation expense	811,000	643,000
Proceeds from sales of mortgage loans held for sale	79,622,000	189,018,000
Origination of mortgage loans held for sale	(75,046,000)	(197,245,000)
Net gain from sales of mortgage loans held for sale	(3,205,000)	(9,182,000)
Net gain from sales and valuation write-downs of foreclosed assets	(13,000)	(81,000)
Net loss from sales and valuation write-downs of former bank premises	0	250,000
Net (gain) loss from sales and write-downs of fixed assets	(1,000)	312,000
Earnings on bank owned life insurance	(287,000)	(277,000)
Net change in:
Accrued interest receivable	(1,344,000)	(971,000)
Other assets	(2,855,000)	(1,367,000)
Accrued interest and other liabilities	15,156,000	(483,000)
Net cash from (for) operating activities	27,888,000	(1,421,000)

Cash flows from investing activities
Loan originations and payments, net	(102,241,000)	(180,147,000)
Purchases of securities available for sale	(51,705,000)	(87,307,000)
Proceeds from maturities, calls and repayments of securities available for sale	2,854,000	30,974,000
Proceeds from sales of foreclosed assets	13,000	158,000
Proceeds from Federal Home Loan Bank stock redemption	281,000	0
Net purchases of premises and equipment and lease activity	(332,000)	(1,603,000)
Net cash for investing activities	(151,130,000)	(237,925,000)

Cash flows from financing activities
Net decrease in time deposits	(35,861,000)	(51,961,000)
Net (decrease) increase in all other deposits	(71,081,000)	302,650,000
Net increase in securities sold under agreements to repurchase	6,808,000	22,945,000
Proceeds from Federal Home Loan Bank advances	28,263,000	0
Payoffs of Federal Home Loan Bank advances	(20,000,000)	0
Employee stock purchase plan	10,000	11,000
Net proceeds from stock option exercises	36,000	0
Dividend reinvestment plan	222,000	213,000
Proceeds from subordinated notes issuance	14,701,000	0
Repurchases of common stock	0	(3,538,000)
Payment of cash dividends to common shareholders	(4,812,000)	(4,636,000)
Net cash from (for) financing activities	(81,714,000)	265,684,000

Net change in cash and cash equivalents	(204,956,000)	26,338,000
Cash and cash equivalents at beginning of period	975,160,000	626,006,000
Cash and cash equivalents at end of period	$770,204,000	$652,344,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2022	March 31, 2021
Supplemental disclosures of cash flows information
Cash paid during the period for:
Interest	$4,240,000	$5,509,000
Noncash financing and investing activities:
Transfers from loans to assets held for sale	0	9,709,000
Transfers from bank premises to assets held for sale	0	3,450,000
Transfers from deposits to liabilities held for sale	0	17,280,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the three months ended March 31, 2022 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank (“our bank”) and our bank’s subsidiary, Mercantile Insurance Center, Inc. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2022 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2021.

We have five separate business trusts that were formed to issue trust preferred securities. Subordinated debentures were issued to the trusts in return for the proceeds raised from the issuance of the trust preferred securities. The trusts are not consolidated, but instead we report the subordinated debentures issued to the trusts as a liability.

Coronavirus Pandemic: There remains a significant amount of stress and uncertainty across national and global economies due to the pandemic of coronavirus disease 2019 (“Covid-19”) caused by severe acute respiratory syndrome coronavirus 2 (the “Coronavirus Pandemic”). This uncertainty is heightened as certain geographic areas continue to experience surges in Covid-19 cases and governments at all levels continue to react to changes in circumstances, including supply chain disruptions and inflationary pressures.

The Coronavirus Pandemic is a highly unusual, unprecedented and evolving public health and economic crisis and may have a material negative impact on our financial condition and results of operations. We continue to occupy an asset-sensitive position, whereby interest rate environments characterized by numerous and/or high magnitude interest rate reductions have a negative impact on our net interest income and net income. Additionally, the consequences of the unprecedented economic impact of the Coronavirus Pandemic may produce declining asset quality, reflected by a higher level of loan delinquencies and loan charge-offs, as well as downgrades of commercial lending relationships, which may necessitate additional provisions for our allowance and reduce net income.

The following section summarizes the primary measures that directly impact us and our customers.

●	Paycheck Protection Program

The Paycheck Protection Program (“PPP”) reflects a substantial expansion of the Small Business Administration’s 100% guaranteed 7(a) loan program. The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) authorized up to $350 billion in loans to businesses with fewer than 500 employees, including non-profit organizations, tribal business concerns, self-employed and individual contractors. The PPP provides 100% guaranteed loans to cover specific operating costs. PPP loans are eligible to be forgiven based upon certain criteria. In general, the amount of the loan that is forgivable is the sum of the payroll costs, interest payments on mortgages, rent and utilities incurred or paid by the business during a prescribed period beginning on the loan origination date. Any remaining balance after forgiveness is maintained at the 100% guarantee for the duration of the loan. The interest rate on the loan is fixed at 1.00%, with the financial institution receiving a loan origination fee paid by the Small Business Administration. The loan origination fees, net of the direct origination costs, are accreted into interest income on loans using the level yield methodology. The program ended on August 8, 2020. We originated approximately 2,200 loans aggregating $553 million. As of March 31, 2022, we recorded forgiveness transactions on all but six loans aggregating $0.9 million. Net loan origination fees of less than $0.1 million were recorded during the first quarter of 2022.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Consolidated Appropriations Act, 2021 authorized an additional $284 billion in Second Draw PPP loans (“Second Draw”). The program ended on May 31, 2021. Under the Second Draw, we originated approximately 1,200 loans aggregating $208 million. As of March 31, 2022, we recorded forgiveness transactions on all but 38 loans aggregating $11.3 million. Net loan origination fees of $0.8 million were recorded during the first quarter of 2022.

●	Individual Economic Impact Payments

The Internal Revenue Service has made three rounds of Individual Economic Impact Payments via direct deposit or mailed checks. In general, and subject to adjusted gross income limitations, qualifying individuals have received payments of $1,200 in April 2020, $600 in January 2021 and $1,400 in March 2021.

●	Troubled Debt Restructuring Relief

From March 1, 2020 through 60 days after the end of the National Emergency (or December 31, 2020 if earlier), a financial institution may elect to suspend GAAP principles and regulatory determinations with respect to loan modifications related to Covid-19 that would otherwise be categorized as troubled debt restructurings. Banking agencies must defer to the financial institution’s election. The Consolidated Appropriations Act, 2021 extended the suspension date to January 1, 2022. We elected to suspend GAAP principles and regulatory determinations as permitted up to December 31, 2021.

●	Current Expected Credit Loss (“CECL”) Methodology Delay

Financial institutions were not required to comply with the CECL methodology requirements from the enactment date of the CARES Act until the earlier of the end of the National Emergency or December 31, 2020. We elected to postpone CECL adoption as permitted. The Consolidated Appropriations Act, 2021 extended the adoption deferral date to January 1, 2022. We adopted the CECL methodology effective January 1, 2022.

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

Approximately 335,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three months ended March 31, 2022. In addition, stock options for approximately 8,000 shares of common stock were included in determining diluted earnings per share for the three months ended March 31, 2022. Approximately 262,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three months ended March 31, 2021. In addition, stock options for approximately 3,000 shares of common stock were included in determining diluted earnings per share for the three months ended March 31, 2021. Stock options for approximately 7,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three months ended March 31, 2021.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities: Debt securities classified as held to maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold prior to maturity. As of March 31, 2022 and December 31, 2021, all of our debt securities were designated as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Federal Home Loan Bank stock is carried at cost.

Interest income includes amortization of purchase premiums and accretion of discounts. Premiums and discounts on securities are amortized or accreted on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

For available for sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income with the establishment of an allowance. For debt securities available for sale that do not meet the aforementioned criteria, we evaluate whether any decline in fair value is due to credit loss factors. In making this assessment, we consider any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2022, there was no allowance for credit losses related to the available for sale debt securities portfolio. Accrued interest receivable on available for sale debt securities totaled $3.0 million at March 31, 2022 and was excluded from the estimate of credit losses as any accrued interest that is not expected to be collected is reversed against interest income.

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. As of March 31, 2022 and December 31, 2021, we determined that the fair value of our mortgage loans held for sale totaled $15.2 million and $16.7 million, respectively.

Mortgage loans held for sale are generally sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold, which is reduced by the cost allocated to the servicing right. We generally lock in the sale price to the purchaser of the mortgage loan at the same time we make an interest rate commitment to the borrower. These mortgage banking activities are not designated as hedges and are carried at fair value. The net gain or loss on mortgage banking derivatives, which is generally nominal in dollar amount, is included in the gain on sale of loans and recorded as part of mortgage banking income. Mortgage loans serviced for others totaled approximately $1.36 billion and $1.34 billion as of March 31, 2022 and December 31, 2021, respectively.

Allowance for Credit Losses (“Allowance”): In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU (as subsequently amended by ASU 2018-19) significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model. The new model, referred to as the CECL model, applies to financial assets subject to credit losses and measured at amortized cost, and certain off-balance sheet credit exposures. The standard also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. This ASU was effective for interim and annual reporting periods beginning after December 15, 2019.

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

We adopted CECL effective January 1, 2022 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2022 are presented under CECL while prior period amounts continue to be reported in accordance with the incurred loss accounting standards. The transition adjustment of the CECL adoption included a decrease in the allowance of $0.4 million, which included a $0.3 million increase to the retained earnings account to reflect the cumulative effect of adopting CECL on our Consolidated Balance Sheet, with the $0.1 million tax impact portion being recorded as part of the deferred tax asset in other assets on our Consolidated Balance Sheet.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accrued interest receivable for loans is included in other assets on our Consolidated Balance Sheet. We elected not to measure an allowance for accrued interest receivable and instead elected to reverse interest income on loans that are placed on nonaccrual status, which is generally when the loan becomes 90 days past due, or earlier if we believe the collection of interest is doubtful. We believe this policy results in the timely reversal of uncollectible interest.

The allowance is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged-off against the allowance when we believe the uncollectibility of a loan balance is confirmed.

The allowance is measured on a collective pool basis when similar risk characteristics exist. Loans with similar risk characteristics are grouped into homogenous segments, or pools, for analysis. Commercial loans are divided among five segments based primarily on collateral type, risk characteristics, and primary and secondary sources of repayment. These segments are then further stratified based on the commercial loan grade that is assigned using our standard loan grading paradigm. Retail loans are divided into one of two groups based on if the loan is secured by residential real estate or not.

Our loan portfolio segments as of March 31, 2022 were as follows:

o	Commercial Loans
■	Commercial and Industrial
■	Owner Occupied Commercial Real Estate
■	Non-Owner Occupied Commercial Real Estate
■	Multi-Family and Residential Rental
■	Vacant Land, Land Development and Residential Construction
o	Retail Loans
■	1-4 Family Mortgages
■	Other Consumer Loans

The “remaining life methodology” is utilized for substantially all loan pools. This non-discounted cash flow approach projects an estimated future amortized cost basis based on current loan balance and repayment terms. Our historical loss rate is then applied to future loan balances at the instrument level based on remaining contractual life adjusted for amortization, prepayment and default to develop a baseline lifetime loss. The baseline lifetime loss is adjusted for changes in macroeconomic conditions over the reasonable and supportable forecast and reversion periods via a series of macroeconomic forecast inputs, such as gross domestic product, unemployment rates, interest rates, credit spreads, stock market volatility and property price indices, to quantify the impact of current and forecasted economic conditions on expected loan performance.

We use migration to determine historical loss rates for commercial loans given the comprehensive loan grading process employed by the bank for over two decades, while an open pool approach is best suited for retail loans given the smaller dollar size of the segments. A baseline loss rate is produced at each reporting date for each loan portfolio segment using bank-specific loan charge-off and recovery data over a defined historical look-back period. The look-back period represents the number of data periods that will be used to calculate a baseline loss rate for each loan portfolio segment. We determined that the look-back period commencing on January 1, 2011 through the current reporting date was reasonable and appropriate.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reasonable and supportable economic forecasts have to be incorporated in determining expected credit losses. The forecast period represents the time frame from the current period end through the point in time that we can reasonably forecast and support entity and environmental factors that are expected to impact the performance of our loan portfolio. Ideally, the economic forecast period would encompass the contractual terms of all loans; however, the ability to produce a forecast that is considered reasonable and supportable becomes more difficult or may not be possible in later periods. Subsequent to the end of the forecast period, we revert to historical loan data based on an ongoing evaluation of each economic forecast in relation to then current economic conditions as well as any developing loan loss activity and resulting historical data. As of March 31, 2022, we used a one-year reasonable and supportable economic forecast period, with a six-month straight-line reversion period.

We are not required to develop and use our own economic forecast model, and elected to utilize economic forecasts from a third-party provider that analyzes and develops forecasts of the economy for the entire United States at least quarterly. Our methodology does provide for a potential qualitative factor that can be used in the event of local or regional conditions that depart from the conditions and forecasts for the entire country.

During each reporting period, we also consider the need to adjust historical loss information to reflect the extent to which we expect current conditions and reasonable and supportable economic forecasts to differ from the conditions that existed for the period over which the historical loss information was determined. These qualitative adjustments may increase or decrease our estimate of expected future credit losses.

Traditional qualitative factors include:

o	Changes in lending policies and procedures
o	Changes in the nature and volume of the loan portfolio and in the terms of loans
o	Changes in the experience, ability and depth of lending management and other relevant staff
o	Changes in the volume and severity of past due loans, nonaccrual loans and adversely classified loans
o	Changes in the quality of the loan review program
o	Changes in the value of underlying collateral dependent loans
o	Existence and effect of any concentrations of credit and any changes in such
o	Effect of other factors such as competition and legal and regulatory requirements on the level of estimated credit losses

The estimation of future credit losses should reflect consideration of all significant factors that affect the collectibility of the loan portfolio at each evaluation date. While our methodology considers both the historical loss rates as well as the traditional qualitative factors, there may be instances or situations where additional qualitative factors need to be considered.

As of March 31, 2022, we employed two additional qualitative factors:

o	The Coronavirus Pandemic Factor was established effective June 30, 2020 to address the unique circumstances, challenges and uncertainties associated with the Coronavirus Pandemic.
o	The Historical Loss Information Factor was established effective January 1, 2022 to address the low level of loan losses during the look-back period.

Expected credit losses are estimated over the contractual terms of the loans, adjusted for expected prepayments when appropriate. The contractual term generally excludes potential extensions, renewals and modifications.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

We are also required to consider expected credit losses associated with loan commitments over the contractual period in which we are exposed to credit risk on the underlying commitments unless the obligation is unconditionally cancellable by us. Any allowance for off-balance sheet credit exposures is reported as an other liability on our Consolidated Balance Sheet and is increased or decreased via the provision for credit losses account on our Consolidated Statement of Income. The calculation includes consideration of the likelihood that funding will occur and forecasted credit losses on commitments expected to be funded over their estimated lives. The allowance is calculated using the same aggregate reserve rates calculated for the funded portion of loans at the portfolio level applied to the amount of commitments expected to be funded.

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

We discontinue hedge accounting when we determine the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative is settled or terminates, or treatment of the derivative as a hedge is no longer appropriate or intended. We had no derivative instruments designated as hedges as of March 31, 2022 and December 31, 2021.

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

The following table depicts our sources of noninterest income that are scoped within Topic 606:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Service charges on deposit and sweep accounts	$1,416,000	$1,155,000
Credit and debit card fees	1,881,000	1,678,000
Payroll processing	638,000	557,000
Customer service fees	242,000	223,000

Service Charges on Deposit and Sweep Accounts: We earn fees from deposit and sweep customers for account maintenance, transaction-based and overdraft services. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of the month reflecting the period over which we satisfy the performance obligation. Transaction-based fees, which include services such as stop payment and returned item charges, are recognized at the time the transaction is executed as that is the point in time we fulfill the customer request. Service charges on deposit and sweep accounts are withdrawn from the customer account balance.

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

Customer Service Fees: We earn fees by providing a variety of other services to our customers, such as wire transfers, check ordering, sales of cashier checks and money orders, and rentals of safe deposit boxes. Generally, fees are recognized and collected daily, concurrently with the point in time we fulfill the customer request. Safe deposit box rentals are on annual contracts, with fees generally earned at the time of the contract signing or renewal.

Newly Issued Not Yet Effective Standards:  ASU No. 2022-02 Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.  This ASU eliminates the accounting guidance for troubled debt restructurings (“TDRs”) by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, while adding disclosures for certain loan restructurings by creditors when a borrower is experiencing financial difficulty.  This guidance requires an entity to determine whether the modification results in a new loan or a continuation of an existing loan.  Additionally, the ASU requires disclosures of current period gross charge-offs by year of origination for financing receivables.  This ASU is effective for fiscal years beginning after December 15, 2022.  We do not believe the adoption of this ASU will have a material impact on our financial results.  The required disclosures for gross charge-offs on our financial statements will be added upon adoption of this new standard.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SECURITIES

The amortized cost and estimated fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022
U.S. Government agency debt obligations	$442,500,000	$74,000	$(31,996,000)	$410,578,000
Mortgage-backed securities	40,215,000	123,000	(2,592,000)	37,746,000
Municipal general obligation bonds	138,916,000	540,000	(4,785,000)	134,671,000
Municipal revenue bonds	23,900,000	39,000	(1,773,000)	22,166,000
Other investments	500,000	0	0	500,000

	$646,031,000	$776,000	$(41,146,000)	$605,661,000

December 31, 2021
U.S. Government agency debt obligations	$398,874,000	$266,000	$(8,769,000)	$390,371,000
Mortgage-backed securities	41,906,000	549,000	(652,000)	41,803,000
Municipal general obligation bonds	133,894,000	4,092,000	(392,000)	137,594,000
Municipal revenue bonds	22,289,000	331,000	(145,000)	22,475,000
Other investments	500,000	0	0	500,000

	$597,463,000	$5,238,000	$(9,958,000)	$592,743,000

Securities with unrealized losses at March 31, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2022
U.S. Government agency debt obligations	$190,990,000	$11,971,000	$215,783,000	$20,025,000	$406,773,000	$31,996,000
Mortgage-backed securities	26,110,000	1,783,000	6,594,000	809,000	32,704,000	2,592,000
Municipal general obligation bonds	63,139,000	3,399,000	12,600,000	1,386,000	75,739,000	4,785,000
Municipal revenue bonds	13,671,000	999,000	5,842,000	774,000	19,513,000	1,773,000

	$293,910,000	$18,152,000	$240,819,000	$22,994,000	$534,729,000	$41,146,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SECURITIES (Continued)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2021
U.S. Government agency debt obligations	$274,287,000	$5,274,000	$110,053,000	$3,495,000	$384,340,000	$8,769,000
Mortgage-backed securities	23,184,000	652,000	24,000	0	23,208,000	652,000
Municipal general obligation bonds	40,748,000	392,000	0	0	40,748,000	392,000
Municipal revenue bonds	12,843,000	137,000	414,000	8,000	13,257,000	145,000

	$351,062,000	$6,455,000	$110,491,000	$3,503,000	$461,553,000	$9,958,000

We evaluate securities in an unrealized loss position at least quarterly. Consideration is given to the length of time and the extent to which the intent and ability we have to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. For those debt securities whose fair value is less than their amortized cost basis, we also consider our intent to sell the security, whether it is more likely than not that we will be required to sell the security before recovery and if we do not expect to recover the entire amortized cost basis of the security. In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.

At March 31, 2022, 527 debt securities with estimated fair values totaling $535 million had unrealized losses aggregating $41.1 million. At December 31, 2021, 333 debt securities with estimated fair values totaling $462 million had unrealized losses aggregating $10.0 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that the unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary.

The amortized cost and fair value of debt securities at March 31, 2022, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SECURITIES (Continued)

	Weighted
	Average	Amortized	Fair
	Yield (%)	Cost	Value

Due in 2022	1.98	$10,171,000	$10,171,000
Due in 2023 through 2027	1.11	263,429,000	251,105,000
Due in 2028 through 2032	1.74	295,377,000	273,366,000
Due in 2033 and beyond	2.13	36,339,000	32,773,000
Mortgage-backed securities	1.95	40,215,000	37,746,000
Other investments	3.75	500,000	500,000

Total available for sale securities	1.52	$646,031,000	$605,661,000

Securities issued by the State of Michigan and all its political subdivisions had combined amortized costs of $161 million and $155 million at March 31, 2022 and December 31, 2021, respectively, with estimated market values of $155 million and $158 million, respectively. Securities issued by all other states and their political subdivisions had combined amortized costs of $1.6 million and $1.7 million and estimated market values of $1.6 million and $1.7 million at March 31, 2022 and December 31, 2021, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $204 million and $197 million at March 31, 2022 and December 31, 2021, respectively. Investments in Federal Home Loan Bank stock are restricted and may only be resold or redeemed by the issuer.

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans originated for investment are stated at their principal amount outstanding adjusted for partial charge-offs, the allowance, and net deferred loan fees and costs. Interest income on loans is accrued over the term of the loans primarily using the simple interest method based on the principal balance outstanding. Interest is not accrued on loans where collectibility is uncertain. Accrued interest is presented separately in the consolidated balance sheet. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan or loan commitment period as an adjustment to the related loan yield.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Our total loans at March 31, 2022 were $3.56 billion compared to $3.45 billion at December 31, 2021, an increase of $102 million, or 3.0%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at March 31, 2022 and December 31, 2021, and the percentage change in loans from the end of 2021 to the end of the first quarter of 2022, are as follows:

					Percent
	March 31, 2022		December 31, 2021		Increase
	Balance	%	Balance	%	(Decrease)

Commercial:
Commercial and industrial (1)	$1,153,814,000	32.4%	$1,137,419,000	32.9%	1.4%
Vacant land, land development, and residential construction	52,693,000	1.5	43,239,000	1.3	21.9
Real estate – owner occupied	582,732,000	16.4	565,758,000	16.4	3.0
Real estate – non-owner occupied	1,007,361,000	28.3	1,027,415,000	29.7	(2.0)
Real estate – multi-family and residential rental	207,962,000	5.9	176,593,000	5.1	17.8
Total commercial	3,004,562,000	84.5	2,950,424,000	85.4	1.8

Retail:
1-4 family mortgages	522,556,000	14.7	442,547,000	12.8	18.1
Other consumer loans (2)	28,672,000	0.8	60,488,000	1.8	(52.6)
Total retail	551,228,000	15.5	503,035,000	14.6	9.6

Total loans	$3,555,790,000	100.0%	$3,453,459,000	100.0%	3.0%

(1)	For March 31, 2022, and December 31, 2021, includes $12.2 million and $40.1 million in loans originated under the Paycheck Protection Program, respectively.

(2)

In conjunction with the adoption of the CECL methodology effective January 1, 2022, home equity lines of credit were reclassified to 1-4 family mortgage loans from other consumer loans. Home equity lines of credit totaled $31.9 million and $29.5 million as of March 31, 2022 and December 31, 2021, respectively.

Nonperforming loans as of March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
	2022	2021

Loans past due 90 days or more still accruing interest	$0	$155,000
Nonaccrual loans	1,612,000	2,313,000

Total nonperforming loans	$1,612,000	$2,468,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The recorded principal balance of nonperforming loans was as follows:

	March 31,	December 31,
	2022	2021
Commercial:
Commercial and industrial	$0	$663,000
Vacant land, land development, and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	663,000

Retail:
1-4 family mortgages	1,610,000	1,686,000
Other consumer loans	2,000	119,000
Total retail	1,612,000	1,805,000

Total nonperforming loans	$1,612,000	$2,468,000

An age analysis of past due loans is as follows as of March 31, 2022:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing

Commercial:
Commercial and industrial	$0	$0	$0	$0	$1,153,814,000	$1,153,814,000	$0
Vacant land, land development, and residential construction	0	0	0	0	52,693,000	52,693,000	0
Real estate – owner occupied	1,195,000	0	0	1,195,000	581,537,000	582,732,000	0
Real estate – non-owner occupied	0	0	0	0	1,007,361,000	1,007,361,000	0
Real estate – multi-family and residential rental	0	0	0	0	207,962,000	207,962,000	0
Total commercial	1,195,000	0	0	1,195,000	3,003,367,000	3,004,562,000	0

Retail:
1-4 family mortgages	567,000	89,000	154,000	810,000	521,746,000	522,556,000	0
Other consumer loans	17,000	0	0	17,000	28,655,000	28,672,000	0
Total retail	584,000	89,000	154,000	827,000	550,401,000	551,228,000	0

Total past due loans	$1,779,000	$89,000	$154,000	$2,022,000	$3,553,768,000	$3,555,790,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2021:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing

Commercial:
Commercial and industrial	$14,000	$0	$193,000	$207,000	$1,137,212,000	$1,137,419,000	$155,000
Vacant land, land development, and residential construction	13,000	0	0	13,000	43,226,000	43,239,000	0
Real estate – owner occupied	0	0	0	0	565,758,000	565,758,000	0
Real estate – non-owner occupied	0	0	0	0	1,027,415,000	1,027,415,000	0
Real estate – multi-family and residential rental	0	0	0	0	176,593,000	176,593,000	0
Total commercial	27,000	0	193,000	220,000	2,950,204,000	2,950,424,000	155,000

Retail:
Home equity and other	132,000	2,000	20,000	154,000	60,334,000	60,488,000	0
1-4 family mortgages	1,265,000	241,000	82,000	1,588,000	440,959,000	442,547,000	0
Total retail	1,397,000	243,000	102,000	1,742,000	501,293,000	503,035,000	0

Total past due loans	$1,424,000	$243,000	$295,000	$1,962,000	$3,451,497,000	$3,453,459,000	$155,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Nonaccrual loans as of March 31, 2022 were as follows:

	Recorded
	Principal	Related
	Balance	Allowance
With no allowance recorded:
Commercial:
Commercial and industrial	$0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0

Retail:
1-4 family mortgages	1,585,000	0
Other consumer loans	2,000	0
Total retail	1,587,000	0

Total with no allowance recorded	$1,587,000	$0

With an allowance recorded:
Commercial:
Commercial and industrial	$0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0

Retail:
1-4 family mortgages	25,000	25,000
Other consumer loans	0	0
Total retail	25,000	25,000

Total with an allowance recorded	$25,000	$25,000

Total nonaccrual loans:
Commercial	$0	$0
Retail	1,612,000	25,000
Total nonaccrual loans	$1,612,000	$25,000

No interest income was recognized on nonaccrual loans during the first quarter of 2022. Lost interest income on nonaccrual loans totaled less than $0.1 million during the first quarter of 2022.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on an internal watch list. Senior management and the Board of Directors review this list regularly. Market value estimates of collateral on nonaccrual loans, as well as on foreclosed and repossessed assets, are reviewed periodically. We also have a process in place to monitor whether value estimates at each quarter-end are reflective of current market conditions. Our credit policies establish criteria for obtaining appraisals and determining internal value estimates. We may also adjust outside and internal valuations based on identifiable trends within our markets, such as recent sales of similar properties or assets, listing prices and offers received. In addition, we may discount certain appraised and internal value estimates to address distressed market conditions. Under CECL for collateral dependent loans, in instances where the borrower is experiencing financial difficulties, we adopted the practical expedient to measure the allowance based on the fair value of collateral. The allowance is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral and the recorded principal balance. If the fair value of the collateral exceeds the recorded principal balance, no allowance is required.

We had no commercial loans on nonaccrual as of March 31, 2022, while nonaccrual retail loans aggregated $1.6 million, a vast majority of which were collateralized by residential property. Nonaccrual loans aggregating $1.5 million had no related specific reserve allocations as of March 31, 2022.

Impaired loans as of December 31, 2021, and average impaired loans for the three months ended March 31, 2021, were as follows:

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$2,893,000	$2,818,000		$4,913,000
Vacant land, land development and residential construction	0	0		0
Real estate – owner occupied	9,674,000	9,674,000		14,074,000
Real estate – non-owner occupied	0	0		326,000
Real estate – multi-family and residential rental	91,000	91,000		0
Total commercial	12,658,000	12,583,000		19,313,000

Retail:
Home equity and other	1,173,000	1,107,000		963,000
1-4 family mortgages	3,166,000	2,205,000		2,550,000
Total retail	4,339,000	3,132,000		3,513,000

Total with no related allowance recorded	$16,997,000	$15,715,000		$22,826,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$2,192,000	$2,192,000	$266,000	$345,000
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	761,000	761,000	84,000	632,000
Real estate – non-owner occupied	146,000	146,000	4,000	160,000
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	3,099,000	3,099,000	354,000	1,137,000

Retail:
Home equity and other	160,000	140,000	123,000	267,000
1-4 family mortgages	412,000	412,000	69,000	665,000
Total retail	572,000	552,000	192,000	932,000

Total with an allowance recorded	$3,671,000	$3,651,000	$546,000	$2,069,000

Total impaired loans:
Commercial	$15,757,000	$15,682,000	$354,000	$20,450,000
Retail	4,911,000	3,684,000	192,000	4,445,000
Total impaired loans	$20,668,000	$19,366,000	$546,000	$24,895,000

Impaired loans for which no allocation of the allowance for credit losses has been made generally reflect situations whereby the loans have been charged-down to estimated fair value. Interest income recognized on accruing troubled debt restructurings totaled $0.4 million during the first quarter of 2021. No interest income was recognized on nonaccrual loans during the first quarter of 2021. Lost interest income on nonaccrual loans totaled less than $0.1 million during the first quarter of 2021.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

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

Credit quality indicators were as follows as of March 31, 2022:

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4 (1)	$719,267,000	$34,546,000	$358,249,000	$497,951,000	$132,781,000
Grades 5 – 7	415,709,000	18,031,000	222,095,000	496,757,000	75,034,000
Grades 8 – 9	18,838,000	116,000	2,388,000	12,653,000	147,000
Total commercial	$1,153,814,000	$52,693,000	$582,732,000	$1,007,361,000	$207,962,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	1-4 Family	Other Consumer
	Mortgages	Loans

Performing	$520,946,000	$28,670,000
Nonperforming	1,610,000	2,000
Total retail	$522,556,000	$28,672,000

(1)	Included in Commercial and Industrial Loans Grades 1 – 4 are $12.2 million of loans originated under the Paycheck Protection Program.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Credit quality indicators were as follows as of December 31, 2021:

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4 (1)	$729,224,000	$28,390,000	$346,082,000	$503,482,000	$119,473,000
Grades 5 – 7	398,378,000	14,730,000	208,060,000	511,280,000	56,968,000
Grades 8 – 9	9,817,000	119,000	11,616,000	12,653,000	152,000
Total commercial	$1,137,419,000	$43,239,000	$565,758,000	$1,027,415,000	$176,593,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Performing	$60,369,000	$440,861,000
Nonperforming	119,000	1,686,000
Total retail	$60,488,000	$442,547,000

(1)	Included in Commercial and Industrial Loans Grades 1 – 4 are $40.1 million of loans originated under the Paycheck Protection Program.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

All commercial loans are graded using the following criteria:

Grade 1.	“Exceptional” Loans with this rating contain very little, if any, risk.

Grade 2.	“Outstanding” Loans with this rating have excellent and stable sources of repayment and conform to bank policy and regulatory requirements.

Grade 3.	“Very Good” Loans with this rating have strong sources of repayment and conform to bank policy and regulatory requirements. These are loans for which repayment risks are acceptable.

Grade 4.	“Good” Loans with this rating have solid sources of repayment and conform to bank policy and regulatory requirements. These are loans for which repayment risks are modest.

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

Grade 9.	“Doubtful” Loans with this rating exhibit all the weaknesses inherent in the Substandard classification and where collection or liquidation in full is highly questionable and improbable.

Grade 10.	“Loss” Loans with this rating are considered uncollectible, and of such little value that continuance as an active asset is not warranted.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table reflects loan balances as of March 31, 2022 based on year of origination (dollars in thousands):

	2022	2021	2020	2019	2018	Prior	Term Total	Revolving Loans	Grand Total
Commercial:
Commercial and Industrial:
Grades 1 – 4	$23,869	$215,466	$59,456	$14,728	$4,966	$11,888	$330,373	$388,894	$719,267
Grades 5 – 7	27,468	148,260	73,905	10,949	2,874	850	264,306	151,403	415,709
Grades 8 – 9	3,673	4,716	87	0	60	56	8,592	10,246	18,838
Total	$55,010	$368,442	$133,448	$25,677	$7,900	$12,794	$603,271	$550,543	$1,153,814

Vacant Land, Land Development and Residential Construction:
Grades 1 – 4	$7,651	$21,988	$4,099	$0	$0	$453	$34,191	$355	$34,546
Grades 5 – 7	4,017	12,444	438	116	0	842	17,857	174	18,031
Grades 8 – 9	0	0	0	0	17	99	116	0	116
Total	$11,668	$34,432	$4,537	$116	$17	$1,394	$52,164	$529	$52,693

Real Estate – Owner Occupied:
Grades 1 – 4	$51,926	$186,183	$64,960	$22,202	$18,739	$14,239	$358,249	$0	$358,249
Grades 5 – 7	50,222	87,685	46,255	12,241	16,595	9,097	222,095	0	222,095
Grades 8 – 9	0	0	48	2,171	169	0	2,388	0	2,388
Total	$102,148	$273,868	$111,263	$36,614	$35,503	$23,336	$582,732	$0	$582,732

Real Estate – Non-Owner Occupied:
Grades 1 – 4	$40,445	$199,956	$146,664	$71,923	$21,200	$17,763	$497,951	$0	$497,951
Grades 5 – 7	35,131	193,821	162,866	39,685	15,924	49,330	496,757	0	496,757
Grades 8 – 9	0	12,653	0	0	0	0	12,653	0	12,653
Total	$75,576	$406,430	$309,530	$111,608	$37,124	$67,093	$1,007,361	$0	$1,007,361

Real Estate – Multi-Family and Residential Rental:
Grades 1 – 4	$20,158	$59,645	$38,770	$5,905	$3,165	$5,138	$132,781	$0	$132,781
Grades 5 – 7	17,570	32,757	15,146	3,992	3,714	1,855	75,034	0	75,034
Grades 8 – 9	0	89	0	0	0	58	147	0	147
Total	$37,728	$92,491	$53,916	$9,897	$6,879	$7,051	$207,962	$0	$207,962
Total Commercial	$282,130	$1,175,663	$612,694	$183,912	$87,423	$111,668	$2,453,490	$551,072	$3,004,562

Retail:
1-4 Family Mortgages	$67,861	$235,895	$101,123	$16,365	$17,173	$52,618	$491,035	$31,521	$522,556
Other Consumer Loans	1,261	4,369	1,915	1,892	807	935	11,179	17,493	28,672
Total Retail	$69,122	$240,264	$103,038	$18,257	$17,980	$53,553	$502,214	$49,014	$551,228

Grand Total	$351,252	$1,415,927	$715,732	$202,169	$105,403	$165,221	$2,955,704	$600,086	$3,555,790

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Activity in the allowance for credit losses during the three months ended March 31, 2022 are as follows (dollars in thousands):

	Commercial and industrial	Commercial vacant land, land development and residential construction	Commercial real estate – owner occupied	Commercial real estate – non-owner occupied	Commercial real estate – multi-family and residential rental	1-4 family mortgages	Other consumer loans	Unallocated	Total
Allowance for credit losses:
Beginning balance	$10,782	$420	$6,045	$13,301	$1,695	$2,449	$626	$45	$35,363
Adoption of ASU 2016-13	(1,571)	(43)	(560)	(2,534)	(621)	5,395	(411)	(55)	(400)
Provision for credit losses	(742)	106	286	(445)	194	593	(33)	141	100
Charge-offs	(170)	(29)	0	0	0	(2)	(4)	0	(205)
Recoveries	114	1	32	0	8	127	13	0	295
Ending balance	$8,413	$455	$5,803	$10,322	$1,276	$8,562	$191	$131	$35,153

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Activity in the allowance for loan losses for loans during the three months ended March 31, 2021 and the recorded investments in loans as of December 31, 2021 are as follows (dollars in thousands):

	Commercial and industrial	Commercial vacant land, land development and residential construction	Commercial real estate – owner occupied	Commercial real estate – non-owner occupied	Commercial real estate – multi-family and residential rental	Home equity and other	1–4 family mortgages	Unallocated	Total
Allowance for loan losses:
Beginning balance	$9,424	$679	$8,246	$13,611	$1,819	$889	$3,240	$59	$37,967
Provision for loan losses	583	40	(181)	140	6	(82)	(337)	131	300
Charge-offs	0	(15)	0	0	0	(4)	(33)	0	(52)
Recoveries	104	16	239	0	0	38	83	0	480
Ending balance	$10,111	$720	$8,304	$13,751	$1,825	$841	$2,953	$190	$38,695

Ending balance: individually evaluated for impairment	$62	$0	$47	$7	$0	$230	$141	$0	$487

Ending balance: collectively evaluated for impairment	$10,049	$720	$8,257	$13,744	$1,825	$611	$2,812	$190	$38,208

Total loans (*):
Ending balance	$1,097,309	$43,239	$565,758	$1,027,415	$176,593	$60,488	$442,547		$3,413,349

Ending balance: individually evaluated for impairment	$5,010	$0	$10,435	$146	$91	$1,247	$2,437		$19,366

Ending balance: collectively evaluated for impairment	$1,092,299	$43,239	$555,323	$1,027,269	$176,502	$59,241	$440,110		$3,393,983

(*) Excludes $40.1 million in loans originated under the Paycheck Protection Program.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Loans modified as troubled debt restructurings during the three months ended March 31, 2022 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance

Commercial:
Commercial and industrial	0	$0	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	0	0	0

Retail:
1-4 family mortgages	2	128,000	128,000
Other consumer loans	0	0	0
Total retail	2	128,000	128,000

Total loans	2	$128,000	$128,000

Loans modified as troubled debt restructurings during the three months ended March 31, 2021 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance

Commercial:
Commercial and industrial	1	$23,000	$22,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	1	23,000	22,000

Retail:
Home equity and other	1	71,000	71,000
1-4 family mortgages	1	36,000	36,000
Total retail	2	107,000	107,000

Total loans	3	$130,000	$129,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended March 31, 2022 (amounts as of period end):

		Recorded
	Number of	Principal
	Contracts	Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0

Retail:
1-4 family mortgages	0	0
Other consumer loans	0	0
Total retail	0	0

Total	0	$0

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during the three months ended March 31, 2022 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$4,973,000	$0	$10,435,000	$146,000	$91,000
Charge-Offs	0	0	0	0	0
Payments	(212,000)	0	(9,677,000)	(3,000)	(1,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	(1,932,000)	0	(669,000)	0	0
Ending Balance	$2,829,000	$0	$89,000	$143,000	$90,000

	Retail	Retail
	1-4 Family	Other Consumer
	Mortgages	Loans
Retail Loan Portfolio:
Beginning Balance	$627,000	$1,202,000
Charge-Offs	0	0
Payments	(78,000)	(2,000)
Transfers to ORE	0	0
Net Additions/Deletions (1)	1,797,000	(1,187,000)
Ending Balance	$2,346,000	$13,000

(1)

Includes $1.2 million in the transfer of home equity lines of credit from other consumer loans to 1-4 family mortgages in association with the adoption of the CECL methodology effective January 1, 2022.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during the three months ended March 31, 2021 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$6,414,000	$0	$14,797,000	$480,000	$0
Charge-Offs	0	0	0	0	0
Payments	(2,676,000)	0	(910,000)	(9,000)	0
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	22,000	0	0	0	0
Ending Balance	$3,760,000	$0	$13,887,000	$471,000	$0

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$1,146,000	$806,000
Charge-Offs	0	0
Payments	(118,000)	(22,000)
Transfers to ORE	0	0
Net Additions/Deletions	71,000	36,000
Ending Balance	$1,099,000	$820,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	March 31,	December 31,
	2022	2021

Land and improvements	$15,111,000	$15,111,000
Buildings	56,202,000	56,168,000
Furniture and equipment	23,244,000	22,974,000
	94,557,000	94,253,000
Less: accumulated depreciation	38,479,000	36,955,000

Premises and equipment, net	$56,078,000	$57,298,000

Depreciation expense totaled $1.6 million and $1.4 million during the first quarters of 2022 and 2021, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	PREMISES AND EQUIPMENT, NET (Continued)

We enter into facility leases in the normal course of business. As of March 31, 2022 and December 31, 2021, we were under lease contracts for ten of our banking facilities. The leases had maturity dates ranging from June, 2022 through December, 2026, with a weighted average life of 2.6 years and 2.8 years as of March 31, 2022 and December 31, 2021, respectively. All of our leases have multiple three- to five- year extensions; however, those were not factored in the lease maturities and weighted average lease term as it is not reasonably certain we will exercise the options.

Leases are classified as either operating or finance leases at the lease commitment date, with all of our current leases determined to be operating leases. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term, while lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date at the estimated present value of lease payments over the lease term. We use our incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments. The weighted average discount rate for leases was 4.70% as of March 31, 2022 and December 31, 2021.

The right-of-use assets, included in premises and equipment, net on our Consolidated Balance Sheets, and the lease liabilities, included in other liabilities on our Consolidated Balance Sheets, each totaled $2.6 million as of March 31, 2022, and $2.9 million as of December 31, 2021. As permitted by applicable accounting standards, we have elected not to recognize short-term leases with original terms of twelve months or less on our Consolidated Balance Sheet. Total operating lease expense associated with the leases aggregated $0.2 million during the first quarters of 2022 and 2021.

Future lease payments at March 31, 2022 totaled $3.4 million, comprised of $0.8 million in one year, $1.2 million in one to three years, $0.3 million in three to five years and $1.1 million in over five years. Future lease payments at December 31, 2021 totaled $3.6 million, comprised of $0.8 million in one year, $1.4 million in one to three years, $0.3 million in three to five years and $1.1 million in over five years.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	DEPOSITS

Our total deposits at March 31, 2022 totaled $3.98 billion, a decrease of $107 million, or 2.6%, from December 31, 2021. The components of our outstanding balances at March 31, 2022 and December 31, 2021, and percentage change in deposits from the end of 2021 to the end of the first quarter of 2022, are as follows:

					Percent
	March 31, 2022		December 31, 2021		Increase
	Balance	%	Balance	%	(Decrease)

Noninterest-bearing checking	$1,686,203,000	42.4%	$1,677,952,000	41.1%	0.5%
Interest-bearing checking	544,221,000	13.7	538,838,000	13.2	1.0
Money market	943,246,000	23.7	1,040,176,000	25.5	(9.3)
Savings	406,545,000	10.2	394,330,000	9.7	3.1
Time, under $100,000	127,755,000	3.2	132,776,000	3.2	(3.8)
Time, $100,000 and over	252,088,000	6.4	275,208,000	6.7	(8.4)
Total local deposits	3,960,058,000	99.6	4,059,280,000	99.4	(2.4)

Out-of-area time, $100,000 and over	16,193,000	0.4	23,913,000	0.6	(32.3)

Total deposits	$3,976,251,000	100.0%	$4,083,193,000	100.0%	(2.6%)

Time deposits of more than $250,000 totaled $181 million and $207 million at March 31, 2022 and December 31, 2021, respectively.

6.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements follows:

	Three Months Ended	Twelve Months Ended
	March 31, 2022	December 31, 2021

Outstanding balance at end of period	$204,271,000	$197,463,000
Average interest rate at end of period	0.10%	0.11%

Average daily balance during the period	$198,949,000	$158,855,000
Average interest rate during the period	0.10%	0.11%

Maximum daily balance during the period	$224,345,000	$209,093,000

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

Federal Home Loan Bank of Indianapolis (“FHLBI”) bullet advances totaled $354 million at March 31, 2022, and were expected to mature at varying dates from April 2022 through June 2027, with fixed rates of interest from 0.55% to 3.18% and averaging 1.98%. FHLBI bullet advances totaled $374 million at December 31, 2021, and were expected to mature at varying dates from January 2022 through June 2027, with fixed rates of interest from 0.55% to 3.18% and averaging 2.00%.

Maturities of FHLBI bullet advances as of March 31, 2022 were as follows:

2022	$74,000,000
2023	80,000,000
2024	80,000,000
2025	50,000,000
2026	30,000,000
Thereafter	40,000,000

FHLBI amortizing advances totaled $28.3 million as of March 31, 2022, with an average rate of 2.52%. We had no FHLBI amortizing advances outstanding as of December 31, 2021. FHLBI amortizing advances are obtained periodically to assist in managing interest rate risk associated with certain longer-term fixed rate commercial loans, with annual principal payments that closely align with the scheduled amortization of the underlying commercial loans.

Schedule principal payments of FHLBI amortizing advances as of March 31, 2022 were as follows:

2022	$0
2023	353,000
2024	826,000
2025	862,000
2026	899,000
Thereafter	25,323,000

Each advance is payable at its maturity date and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2022 totaled $932 million, with remaining availability based on collateral equaling $544 million.

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

We are required to consider expected credit losses associated with loan commitments over the contractual period in which we are exposed to credit risk on the underlying commitments unless the obligation is unconditionally cancellable by us. Any allowance for off-balance sheet credit exposures is reported as an other liability on our Consolidated Balance Sheet and is increased or decreased via the provision for credit losses account on our Consolidated Statement of Income. The calculation includes consideration of the likelihood that funding will occur and forecasted credit losses on commitments expected to be funded over their estimated lives. The allowance is calculated using the same aggregate reserve rates calculated for the funded portion of loans at the portfolio level applied to the amount of commitments expected to be funded.

We have determined that our commercial-related lending commitments are unconditionally cancellable. Additionally, the vast majority of unfunded commercial loan commitments consist of revolving lines of credit wherein the aggregate amounts outstanding and available remain relatively stable, and any seasonality of line usage is nominal. Line of credit draws, irrespective of the maximum credit or individual note amount, are governed by borrowing or advance formulas, while draws off of commercial and residential construction loans are governed by the receipt and satisfactory review of contractor and subcontractor sworn statements, lien waivers and title insurance company endorsements. Letters of credit are rarely drawn. For retail lines of credit, including home equity lines of credit, overdraft protection lines of credit and personal unsecured lines of credit, and credit cards, average outstanding balances as a percent of total available credit have remained relatively steady over the past several years. We determined allowance requirements for these credit types by calculating the difference between the average percent outstanding of funded commitments over the past several years to actual percent outstanding as of March 31, 2022 and applying the respective expected loss allocation factors to the difference as this difference represents the average of unfunded commitments we expect to eventually be drawn upon. The calculated allowance for the retail lines of credit and credit cards as of March 31, 2022 was less than $0.1 million.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at March 31, 2022 and December 31, 2021 is as follows:

	March 31,	December 31,
	2022	2021

Commercial unused lines of credit	$1,115,888,000	$1,098,951,000
Unused lines of credit secured by 1–4 family residential properties	65,112,000	64,313,000
Credit card unused lines of credit	95,813,000	92,146,000
Other consumer unused lines of credit	72,544,000	64,876,000
Commitments to make loans	158,102,000	212,476,000
Standby letters of credit	32,954,000	33,109,000
	$1,540,413,000	$1,565,871,000

9.	DERIVATIVES AND HEDGING ACTIVITIES

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

The fair values of derivative instruments as of March 31, 2022 are reflected in the following table.

	Notional Amount	Balance Sheet Location	Fair Value
Derivative Assets
Interest rate swaps	$338,231,000	Other Assets	$10,053,000
Derivative Liabilities
Interest rate swaps	338,231,000	Other Liabilities	10,246,000

The effect of interest rate swaps that are not designated as hedging instruments resulted in noninterest income of less than $0.1 million during the first quarter of 2022.

The fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $10.2 million as of March 31, 2022. Cash collateral totaling $10.3 million was provided by the counterparty correspondent banks as of March 31, 2022.

Interest rate swaps entered into with commercial loan customers had notional amounts aggregating $338 million as of March 31, 2022. Associated credit exposure is generally mitigated by securing the interest rates swaps with the underlying collateral of the loan instrument that has been hedged.

The fair values of derivative instruments as of December 31, 2021 are reflected in the following table.

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

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	Level in	March 31, 2022		December 31, 2021
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Values	Values	Values	Values
Financial assets:
Cash	Level 1	$18,898	$18,898	$17,872	$17,872
Cash equivalents	Level 1	751,306	751,306	957,288	957,288
Securities available for sale	(1)	605,661	605,661	592,743	592,743
FHLBI stock	(2)	17,721	17,721	18,002	18,002
Loans, net	Level 3	3,520,637	3,542,217	3,418,096	3,498,345
Mortgage loans held for sale	Level 2	14,746	15,208	16,117	16,707
Mortgage servicing rights	Level 2	12,484	16,533	12,248	15,445
Accrued interest receivable	Level 2	10,655	10,655	9,311	9,311
Interest rate swaps	Level 2	10,053	10,053	4,609	4,609

Financial liabilities:
Deposits	Level 2	3,976,251	3,795,104	4,083,193	4,028,249
Repurchase agreements	Level 2	204,271	204,271	197,463	197,463
FHLBI advances	Level 2	382,263	372,887	374,000	384,927
Subordinated debentures	Level 2	48,415	49,990	48,244	48,284
Subordinated notes	Level 2	88,428	88,429	73,646	73,646
Accrued interest payable	Level 2	2,150	2,150	1,393	1,393
Interest rate swaps	Level 2	10,246	10,246	4,857	4,857

(1)	See Note 11 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.

(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions; therefore, fair value is estimated at carrying amount.

Carrying amount is the estimated fair value for cash and cash equivalents, FHLBI stock, accrued interest receivable and payable, noninterest-bearing checking accounts and securities sold under agreements to repurchase. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. Fair value for loans is based on an exit price model as required by ASU 2016-01, taking into account inputs such as discounted cash flows, probability of default and loss given default assumptions. Fair value for deposit accounts other than noninterest-bearing checking accounts is based on discounted cash flows using current market rates applied to the estimated life. The fair value of mortgage servicing rights is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The fair values of subordinated debentures, subordinated notes, and FHLBI advances are based on current rates for similar financing. The fair value of off-balance sheet items is estimated to be nominal.

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

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government agencies, and municipal general obligation and revenue bonds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information that becomes known to us necessitates an impairment. There was no such impairment as of March 31, 2022 or December 31, 2021. We have no Level 1 securities available for sale.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	FAIR VALUES (Continued)

Derivatives. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves.

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of March 31, 2022 and December 31, 2021, we determined the fair value of our mortgage loans held for sale to be $15.2 million and $16.7 million, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$410,578,000	$0	$410,578,000	$0
Mortgage-backed securities	37,746,000	0	37,746,000	0
Municipal general obligation bonds	134,671,000	0	133,994,000	677,000
Municipal revenue bonds	22,166,000	0	22,166,000	0
Other investments	500,000	0	500,000	0
Interest rate swaps	10,053,000	0	10,053,000	0
Total	$615,714,000	$0	$615,037,000	$677,000

There were no transfers in or out of Level 1, Level 2 or Level 3 available for sale securities during the first three months of 2022.

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

There were no transfers in or out of Level 1, Level 2 or Level 3 available for sale securities during 2021.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2022 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Loans	$1,338,000	$0	$0	$1,338,000
Foreclosed assets	0	0	0	0
Total	$1,338,000	$0	$0	$1,338,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	FAIR VALUES (Continued)

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2021 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$3,807,000	$0	$0	$3,807,000
Foreclosed assets	0	0	0	0
Total	$3,807,000	$0	$0	$3,807,000

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At March 31, 2022 and December 31, 2021, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since March 31, 2022 that we believe have changed our bank’s categorization.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	REGULATORY MATTERS (Continued)

Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
March 31, 2022
Total capital (to risk weighted assets)
Consolidated	$587,976	14.1%	$333,754	8.0%	$	NA	NA
Bank	574,013	13.8	333,587	8.0		416,984	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	464,396	11.1	250,315	6.0		NA	NA
Bank	538,860	12.9	250,191	6.0		333,587	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	418,055	10.0	187,737	4.5		NA	NA
Bank	538,860	12.9	187,643	4.5		271,040	6.5
Tier 1 capital (to average assets)
Consolidated	464,396	9.0	205,492	4.0		NA	NA
Bank	538,860	10.5	205,409	4.0		256,761	5.0

December 31, 2021
Total capital (to risk weighted assets)
Consolidated	$565,143	14.0%	$324,101	8.0%	$	NA	NA
Bank	551,760	13.6	323,928	8.0		404,910	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	456,133	11.3	243,076	6.0		NA	NA
Bank	516,397	12.8	242,946	6.0		323,928	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	409,963	10.1	182,307	4.5		NA	NA
Bank	516,397	12.8	182,210	4.5		263,192	6.5
Tier 1 capital (to average assets)
Consolidated	456,133	9.2	198,574	4.0		NA	NA
Bank	516,397	10.4	198,510	4.0		248,137	5.0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	REGULATORY MATTERS (Continued)

Our consolidated capital levels as of March 31, 2022 and December 31, 2021 include $46.3 million and $46.2 million, respectively, of trust preferred securities. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of March 31, 2022 and December 31, 2021, all $46.3 million and $46.2 million, respectively, of the trust preferred securities were included in our consolidated Tier 1 capital.

Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of March 31, 2022, our bank met all capital adequacy requirements under the BASEL III capital rules.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 13, 2022, our Board of Directors declared a cash dividend on our common stock in the amount of $0.31 per share that was paid on March 16, 2022 to shareholders of record as of March 4, 2022. On April 14, 2022, our Board of Directors declared a cash dividend on our common stock in the amount of $0.31 per share that will be paid on June 15, 2022 to shareholders of record as of June 3, 2022.

As of March 31, 2022, we had the ability to repurchase up to $6.8 million in common stock shares from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations as part of a $20.0 million common stock repurchase program announced in May 2021. No shares were repurchased during the first three months of 2022. Historically, stock repurchases have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank.

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

Future Factors include, among others, adverse changes in interest rates and interest rate relationships; increasing rates of inflation and slower growth rates; significant declines in the value of commercial real estate; market volatility; demand for products and services; the degree of competition by traditional and non-traditional financial service companies; changes in banking regulation or actions by bank regulators; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; potential cyber-attacks, information security breaches, and other criminal activities on our computer systems; litigation liabilities; governmental and regulatory policy changes; the outcomes of existing or future contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; damage to our reputation resulting from adverse publicity, regulatory actions, litigation, operational failures, and the failure to meet client expectations and other facts; adoption of SOFR and changes in the method of determining SOFR; direct and indirect climate change matters; changes in the national and local economies, including the ongoing disruption to financial market and other economic activity caused by the Coronavirus Pandemic; unstable political and economic environment; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2021. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Bank of Michigan (“our bank”) and our bank’s subsidiary Mercantile Insurance Center, Inc., at March 31, 2022 and December 31, 2021 and the results of operations for the three months ended March 31, 2022 and March 31, 2021. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

Critical Accounting Policies

Accounting principles generally accepted in the United States of America (“GAAP”) are complex and require us to apply significant judgment to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements included in this report. For a discussion of our significant accounting policies, see Note 1 of the Notes to our Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2021 (Commission file number 000-26719). Our critical accounting policies are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements, and actual results may differ from those estimates. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

MERCANTILE BANK CORPORATION

Allowance for Credit Losses (“Allowance”): The allowance is maintained at a level we believe is adequate to absorb estimated credit losses identified and inherent in the loan portfolio. Our evaluation of the adequacy of the allowance is an estimate based on past loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, guidance from bank regulatory agencies, and assessments of the impact of current and anticipated economic conditions on the loan portfolio. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off. Credit losses are charged against the allowance when we believe the uncollectibility of a loan is likely. The balance of the allowance represents our best estimate, but significant downturns in circumstances relating to loan quality or economic conditions could result in a requirement for an increased allowance in the future. Likewise, an upturn in loan quality or improved economic conditions may result in a decline in the required allowance in the future. In either instance, unanticipated changes could have a significant impact on the allowance and operating results. The allowance is increased through a provision charged to operating expense. Uncollectible loans are charged-off through the allowance, while recoveries of loans previously charged-off are added to the allowance.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU (as subsequently amended by ASU 2018-19) significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, applies to financial assets subject to credit losses and measured at amortized cost, and certain off-balance sheet credit exposures. The standard also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. This ASU was effective for interim and annual reporting periods beginning after December 15, 2019.

Financial institutions were not required to comply with the CECL methodology requirements from the enactment date of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) until the earlier of the end of the President’s declaration of a National Emergency or December 31, 2020. The Consolidated Appropriations Act, 2021, that was enacted in December 2020, provided for a further extension of the required CECL adoption date to January 1, 2022. An economic forecast is a key component of the CECL methodology. As we continued to experience an unprecedented economic environment whereby a sizable portion of the economy had been significantly impacted by government-imposed activity limitations and similar reactions by businesses and individuals, substantial government stimulus was provided to businesses, individuals and state and local governments and financial institutions offered businesses and individuals payment relief options, economic forecasts were regularly revised with no economic forecast consensus. Given the high degree of uncertainty surrounding economic forecasting, we elected to postpone the adoption of CECL until January 1, 2022, and continued to use our incurred loan loss reserve model as permitted through December 31, 2021.

We adopted CECL effective January 1, 2022 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2022 are presented under CECL while prior period amounts continue to be reported in accordance with the incurred loss accounting standards. The transition adjustment of the CECL adoption included a decrease in the allowance of $0.4 million, and a $0.3 million increase to the retained earnings account to reflect the cumulative effect of adopting CECL on our Consolidated Balance Sheet, with the $0.1 million tax impact portion being recorded as part of the deferred tax asset in other assets on our Consolidated Balance Sheet.

See Note 1- Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the allowance. See also Note 3 – Loans and Allowance for Credit Losses in this Quarterly Report on Form 10-Q for further information regarding our loan portfolio and allowance.

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

Debt Securities Available for Sale: Debt securities available for sale consist of bonds which might be sold prior to maturity due to a number of factors, including changes in interest rates, prepayment risks, yield and availability of alternative investments or liquidity needs. Debt securities classified as available for sale are reported at their fair value. For available for sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income with the establishment of an allowance. For debt securities available for sale that do not meet the aforementioned criteria, we evaluate whether any decline in fair value is due to credit loss factors. In making this assessment, we consider any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses under CECL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2022, there was no allowance for credit losses related to the available for sale debt securities portfolio

Mortgage Servicing Rights: Mortgage servicing rights are recognized as assets based on the allocated fair value of retained servicing rights on loans sold. Servicing rights are carried at the lower of amortized cost or fair value and are expensed in proportion to, and over the period of, estimated net servicing income. We utilize a discounted cash flow model to determine the value of our servicing rights. The valuation model utilizes mortgage prepayment speeds, the remaining life of the mortgage pool, delinquency rates, our cost to service loans, and other factors to determine the cash flow that we will receive from servicing each grouping of loans. These cash flows are then discounted based on current interest rate assumptions to arrive at the fair value of the right to service those loans. Impairment is evaluated quarterly based on the fair value of the servicing rights, using groupings of the underlying loans classified by interest rates. Any impairment of a grouping is reported as a valuation allowance.

MERCANTILE BANK CORPORATION

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

Coronavirus Pandemic

There remains a significant amount of stress and uncertainty across national and global economies due to the pandemic of coronavirus disease 2019 (“Covid-19”) caused by severe acute respiratory syndrome coronavirus 2 (the “Coronavirus Pandemic”). This uncertainty is heightened as certain geographic areas continue to experience surges in Covid-19 cases and governments at all levels continue to react to changes in circumstances, including supply chain disruptions and inflationary pressures.

The Coronavirus Pandemic is a highly unusual, unprecedented and evolving public health and economic crisis and may have a material negative impact on our financial condition and results of operations. We continue to occupy an asset-sensitive position, whereby interest rate environments characterized by numerous and/or high magnitude interest rate reductions have a negative impact on our net interest income and net income. Additionally, the consequences of the unprecedented economic impact of the Coronavirus Pandemic may produce declining asset quality, reflected by a higher level of loan delinquencies and loan charge-offs, as well as downgrades of commercial lending relationships, which may necessitate additional provisions for our allowance and reduce net income.

The following section summarizes the primary measures that directly impact us and our customers.

●	Paycheck Protection Program

The Paycheck Protection Program (“PPP”) reflects a substantial expansion of the Small Business Administration’s 100% guaranteed 7(a) loan program. The CARES Act authorized up to $350 billion in loans to businesses with fewer than 500 employees, including non-profit organizations, tribal business concerns, self-employed and individual contractors. The PPP provides 100% guaranteed loans to cover specific operating costs. PPP loans are eligible to be forgiven based upon certain criteria. In general, the amount of the loan that is forgivable is the sum of the payroll costs, interest payments on mortgages, rent and utilities incurred or paid by the business during a prescribed period beginning on the loan origination date. Any remaining balance after forgiveness is maintained at the 100% guarantee for the duration of the loan. The interest rate on the loan is fixed at 1.00%, with the financial institution receiving a loan origination fee paid by the Small Business Administration. The loan origination fees, net of the direct origination costs, are accreted into interest income on loans using the level yield methodology. The program ended on August 8, 2020. We originated approximately 2,200 loans aggregating $553 million. As of March 31, 2022, we recorded forgiveness transactions on all but six loans aggregating $0.9 million. Net loan origination fees of less than $0.1 million were recorded during the first quarter of 2022.

The Consolidated Appropriations Act, 2021 authorized an additional $284 billion in Second Draw PPP loans (“Second Draw”). The program ended on May 31, 2021. Under the Second Draw, we originated approximately 1,200 loans aggregating $208 million. As of March 31, 2022, we recorded forgiveness transactions on all but 38 loans aggregating $11.3 million. Net loan origination fees of $0.8 million were recorded during the first quarter of 2022.

MERCANTILE BANK CORPORATION

●	Individual Economic Impact Payments

The Internal Revenue Service has made three rounds of Individual Economic Impact Payments via direct deposit or mailed checks. In general, and subject to adjusted gross income limitations, qualifying individuals have received payments of $1,200 in April 2020, $600 in January 2021 and $1,400 in March 2021.

●	Troubled Debt Restructuring Relief

From March 1, 2020 through 60 days after the end of the National Emergency (or December 31, 2020 if earlier), a financial institution may elect to suspend GAAP principles and regulatory determinations with respect to loan modifications related to Covid-19 that would otherwise be categorized as troubled debt restructurings. Banking agencies must defer to the financial institution’s election. The Consolidated Appropriations Act, 2021 extended the suspension date to January 1, 2022. We elected to suspend GAAP principles and regulatory determinations as permitted up to December 31, 2021.

●	Current Expected Credit Loss Methodology Delay

Financial institutions were not required to comply with the CECL methodology requirements from the enactment date of the CARES Act until the earlier of the end of the National Emergency or December 31, 2020. We elected to postpone CECL adoption as permitted. The Consolidated Appropriations Act, 2021 extended the adoption deferral date to January 1, 2022. We adopted the CECL methodology effective January 1, 2022.

First Quarter 2022 Financial Overview

We reported net income of $11.5 million, or $0.73 per diluted share, for the first quarter of 2022, compared with net income of $14.2 million, or $0.87 per diluted share, during the first quarter of 2021. Ongoing strong core commercial loan growth, continued strength in asset quality metrics and increases in several key fee income revenue streams in large part mitigated a significant decline in mortgage banking revenue as originations come off of 2020 and 2021 record levels driven by low mortgage loan rates and resulting brisk refinancing activity.

Commercial loans increased $54.1 million during the first three months of 2022, reflecting net growth of core commercial loans and payment activities under the PPP. Core commercial loans increased $82.0 million, or over 11% on an annualized basis, while PPP payment activities aggregated $27.9 million, during the first three months of 2022. Core commercial and industrial loans increased $44.3 million, multi-family and residential rental property loans grew $31.4 million, owner occupied commercial real estate (“CRE”) loans were up $17.0 million, and vacant land, land development and residential construction loans increased $9.5 million, while non-owner occupied CRE loans were down $20.1 million. As a percent of total commercial loans, commercial and industrial loans (excluding PPP loans) and owner occupied CRE loans combined equaled 57.6% as of March 31, 2022, compared to 57.1% at December 31, 2021. The new commercial loan pipeline remains strong, and as of March 31, 2022, we had $184 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase.

The overall quality of our loan portfolio remains strong, with nonperforming loans equaling only 0.05% of total loans as of March 31, 2022. Accruing loans past due 30 to 89 days remain very low, and we had no foreclosed properties as of March 31, 2022. Gross loan charge-offs totaled $0.2 million during the first quarter of 2022, while recoveries of prior period loan charge-offs totaled $0.3 million, providing for net loan recoveries of $0.1 million, or 0.01% of average total loans on an annualized basis.

We recorded a provision expense of $0.1 million during the first quarter of 2022, compared to $0.3 million during the prior-year first quarter. The provision expense recorded during both periods mainly reflected allocations necessitated by net loan growth; the recording of net loan recoveries and continued strong loan quality metrics during the periods in large part mitigated additional reserves associated with loan growth. Our adoption of Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments, on January 1, 2022, resulted in a $0.4 million one-time reduction to the allowance for credit losses.

MERCANTILE BANK CORPORATION

Interest-earning balances, primarily consisting of excess funds deposited at the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate risk sensitivity. During the first three months of 2022, the average balance of these funds equaled $784 million, or 16.1% of average earning assets, compared to $592 million, or 13.7% of average earning assets, during the first quarter of 2021, and $671 million, or 14.9% of average earning assets, during 2021; these levels are substantially higher than our typical average balance of $75 million, or approximately 2% of average earning assets. The elevated levels during 2021 and through the first quarter of 2022 primarily reflect increased local deposits from federal government stimulus programs and reduced business and consumer investing and spending, and have resulted in a significant negative impact on our net interest margin.

Total deposits decreased $107 million during the first three months of 2022, totaling $3.98 billion at March 31, 2022. Local deposits decreased $99.2 million, while out-of-area deposits declined $7.7 million. The reduced level of local deposits primarily reflected a single customer’s withdrawal of a majority of funds that were deposited in late 2021; excluding this withdrawal, local deposits were up approximately $50 million during the first three months of 2022.

Net interest income totaled $30.9 million during the first quarter of 2022, compared to $29.5 million during the same time period in 2021. Interest income increased $1.1 million, as growth in average loans and securities more than offset a lower level of PPP loan net fee income accretion. Interest expense declined $0.3 million, primarily comprised of a $0.9 million reduction in deposit interest expense reflecting lower deposit rates that more than offset increased interest-bearing deposit balances, and a $0.8 million increase in the cost of other borrowed money stemming from the issuance of $75.0 million in subordinated notes in December 2021 and a $15.0 million follow-on issuance in mid-January 2022.

Noninterest income totaled $9.3 million during the first quarter of 2022, compared to $13.5 million during the first quarter of 2021. The lower level of noninterest income almost exclusively reflected decreased mortgage banking income, which more than offset growth in several key fee income sources, including interest rate swap income, service charges on accounts, credit and debit card income, and payroll processing fees. Sustained strength in purchase mortgage loan originations partially mitigated the negative impacts of reduced refinance activity, rising mortgage loan interest rates, a lower mortgage loan sold percentage and a decreased gain on sale rate during the first quarter of 2022.

Noninterest expense totaled $25.7 million during the first quarter of 2022, compared to $25.1 million during the same time period in 2021. Overhead costs during the first three months of 2021 included write-downs of former branch facilities totaling $0.5 million. The higher level of expense primarily resulted from increased compensation costs, mainly depicting annual merit pay increases, market adjustments and promotions over the past twelve months.

Financial Condition

Our total assets decreased $81.9 million during the first three months of 2022, and totaled $5.18 billion as of March 31, 2022. Total loans increased $102 million and securities available for sale grew $12.9 million, while interest-earning deposits declined $217 million. Total deposits decreased $107 million during the first three months of 2022.

Commercial loans increased $54.1 million during the first three months of 2022, reflecting net growth of core commercial loans and payment activities under the PPP. Core commercial loans increased $82.0 million, or over 11% on an annualized basis, while PPP payment activities aggregated $27.9 million, during the first three months of 2022. Core commercial and industrial loans increased $44.3 million, multi-family and residential rental property loans grew $31.4 million, owner occupied CRE loans were up $17.0 million, and vacant land, land development and residential construction loans increased $9.5 million, while non-owner occupied CRE loans were down $20.1 million. As a percent of total commercial loans, commercial and industrial loans (excluding PPP loans) and owner occupied CRE loans combined equaled 57.6% as of March 31, 2022, compared to 57.1% at December 31, 2021.

MERCANTILE BANK CORPORATION

As of March 31, 2022, availability on existing construction and development loans totaled $184 million, with most of those funds expected to be drawn over the next 12 to 18 months. Our current pipeline reports indicate continued strong commercial loan funding opportunities in future periods, including approximately $158 million in new lending commitments, a majority of which we expect to be accepted and funded over the next 12 to 18 months. Our commercial lenders also report ongoing additional opportunities they are currently discussing with existing and potentially new borrowers. We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship, as well as concentration limits we have established within our commercial loan portfolio. Usage of existing commercial lines of credit has been on an increasing trend over the past several quarters, equaling 38% as of March 31, 2022. Historically, the level of commercial lines of credit usage has equaled 40% to 45%; however, the level averaged approximately 32% since the onset of the Coronavirus Pandemic through the end of the third quarter of 2021.

Residential mortgage loans increased $48.1 million during the first quarter of 2022, totaling $523 million, or 14.7% of total loans, as of March 31, 2022. Activity within the residential mortgage loan function has declined over the past several months, in large part reflecting increased mortgage loan rates and the resulting decline in mortgage loan refinance activity that was only partially mitigated by increased purchase mortgage loan activity. Residential mortgage loan originations totaled $168 million during the first three months of 2022, an almost 32% decline from the $245 million originated during the same time period in 2021. Refinance mortgage loans originated comprised about 40% of the total mortgage loans originated during the first quarter of 2022, compared to over 66% during the first quarter of 2021. Residential mortgage loans originated for sale, generally consisting of longer-term fixed rate residential mortgage loans, totaled $75.7 million during the first quarter of 2022, or about 45% of the total residential mortgage loans originated during the first three months of 2022, compared to approximately 80% during the same time period in 2021. Residential mortgage loans originated not sold are generally comprised of adjustable rate residential mortgage loans.

Other consumer-related loans remained relatively unchanged during the first quarter of 2022, and at March 31, 2022 totaled $28.7 million, or 0.8% of total loans. Other consumer-related loans comprised 0.9% of total loans as of December 31, 2021. We expect this loan portfolio segment to decline in future periods as scheduled principal payments exceed origination volumes.

The following table summarizes our loan portfolio over the past twelve months:

	3/31/22	12/31/21	9/30/21	6/30/21	3/31/21
Commercial:
Commercial & Industrial (1)	$1,153,814,000	$1,137,419,000	$1,074,394,000	$1,103,807,000	$1,284,507,000
Land Development & Construction	52,693,000	43,239,000	38,380,000	43,111,000	58,738,000
Owner Occupied Commercial RE	582,732,000	565,758,000	551,762,000	550,504,000	544,342,000
Non-Owner Occupied Commercial RE	1,007,361,000	1,027,415,000	998,697,000	950,993,000	932,334,000
Multi-Family & Residential Rental	207,962,000	176,593,000	179,126,000	161,894,000	147,294,000
Total Commercial	3,004,562,000	2,950,424,000	2,842,359,000	2,810,309,000	2,967,215,000

Retail (2):
1-4 Family Mortgages	522,556,000	442,547,000	411,618,000	380,292,000	337,844,000
Other Consumer Loans	28,672,000	60,488,000	59,732,000	58,240,000	59,311,000
Total Retail	551,228,000	503,035,000	471,350,000	438,532,000	397,155,000

Total	$3,555,790,000	$3,453,459,000	$3,313,709,000	$3,248,841,000	$3,364,370,000

(1)

Includes $12.2 million, $40.1 million, $116 million, $246 million, and $455 million in loans originated under the Paycheck Protection Program for March 31, 2022, December 31, 2021, September 30, 2021, June 30, 2021, and March 31, 2021, respectively.

(2)	For March 31, 2022, home equity lines of credit balances are included in 1-4 family mortgage loans. For prior periods, home equity lines of credit balances are included in other consumer loans.

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

Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest and foreclosed properties, totaled $1.6 million (0.03% of total assets) as of March 31, 2022, compared to $2.5 million (0.05% of total assets) as of December 31, 2021.

The following tables provide a breakdown of nonperforming assets by collateral type:

NONPERFORMING LOANS

	3/31/22	12/31/21	9/30/21	6/30/21	3/31/21
Residential Real Estate:
Land Development	$31,000	$32,000	$33,000	$34,000	$34,000
Construction	0	0	0	0	0
Owner Occupied / Rental	1,579,000	1,768,000	2,052,000	2,096,000	2,294,000
	1,610,000	1,800,000	2,085,000	2,130,000	2,328,000

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	0	0	0	0	283,000
Non-Owner Occupied	0	0	0	0	0
	0	0	0	0	283,000

Non-Real Estate:
Commercial Assets	0	662,000	673,000	606,000	169,000
Consumer Assets	2,000	6,000	8,000	10,000	13,000
	2,000	668,000	681,000	616,000	182,000

Total	$1,612,000	$2,468,000	$2,766,000	$2,746,000	$2,793,000

MERCANTILE BANK CORPORATION

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	3/31/22	12/31/21	9/30/21	6/30/21	3/31/21
Residential Real Estate:
Land Development	$0	$0	$0	$0	$0
Construction	0	0	0	0	0
Owner Occupied / Rental	0	0	11,000	41,000	11,000
	0	0	11,000	41,000	11,000

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	0	0	100,000	363,000	363,000
Non-Owner Occupied	0	0	0	0	0
	0	0	100,000	363,000	363,000

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$0	$0	$111,000	$404,000	$374,000

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2022	2021	2021	2021	2021

Beginning balance	$2,468,000	$2,766,000	$2,746,000	$2,793,000	$3,384,000
Additions, net of transfers to ORE	93,000	218,000	361,000	492,000	116,000
Returns to performing status	(213,000)	0	(50,000)	0	(115,000)
Principal payments	(641,000)	(377,000)	(291,000)	(484,000)	(559,000)
Loan charge-offs	(95,000)	(139,000)	0	(55,000)	(33,000)

Total	$1,612,000	$2,468,000	$2,766,000	$2,746,000	$2,793,000

MERCANTILE BANK CORPORATION

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2022	2021	2021	2021	2021

Beginning balance	$0	$111,000	$404,000	$374,000	$701,000
Additions	0	0	0	30,000	0
Sale proceeds	0	(111,000)	(209,000)	0	(77,000)
Valuation write-downs	0	0	(84,000)	0	(250,000)

Total	$0	$0	$111,000	$404,000	$374,000

During the first quarter of 2022, loan charge-offs totaled $0.2 million, while recoveries of prior period loan charge-offs equaled $0.3 million, providing for net loan recoveries of $0.1 million, or an annualized 0.01% of average total loans. We continue our collection efforts on charged-off loans and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries. The allowance equaled $35.2 million, or 0.99% of total loans, and 2,181% of nonperforming loans, as of March 31, 2022.

We adopted CECL effective January 1, 2022 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2022 are presented under CECL while prior period amounts continue to be reported in accordance with the incurred loss accounting standards. The transition adjustment of the CECL adoption included a decrease in the allowance of $0.4 million, which included a $0.3 million increase to the retained earnings account to reflect the cumulative effect of adopting CECL on our Consolidated Balance Sheet, with the $0.1 million tax impact portion being recorded as part of the deferred tax asset in other assets on our Consolidated Balance Sheet.

The allowance for loan loss accounting in effect at December 31, 2021 and all prior periods was based on our estimate of probable incurred loan losses as of the reporting date (“incurred loss” methodology). Under the CECL methodology, our allowance is based on the total amount of credit losses that are expected over the remaining life of the loan portfolio. Our estimate of credit losses under CECL is determined using a complex model that relies on historical loss information, reasonable and supportable economic forecasts, and various qualitative factors.

The primary risk elements with respect to commercial loans are the financial condition of the borrower, the sufficiency of collateral, and timeliness of scheduled payments. We have a policy of requesting and reviewing periodic financial statements from commercial loan customers, and we have a disciplined and formalized review of the existence of collateral and its value. The primary risk element with respect to each residential mortgage loan and consumer loan is the timeliness of scheduled payments. We have a reporting system that monitors past due loans and have adopted policies to pursue creditors’ rights in order to preserve our collateral position.

See Note 1- Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the allowance. See also Note 3 – Loans and Allowance for Credit Losses in this Quarterly Report on Form 10-Q for further information regarding our loan portfolio and allowance.

As of March 31, 2022, the allowance was comprised of $34.9 million in general reserves relating to performing loans and $0.3 million in specific reserves on other loans, primarily accruing loans designated as troubled debt restructurings. Specific reserve allocations relating to nonaccrual loans were nominal in amount. Troubled debt restructurings totaled $5.5 million at March 31, 2022, consisting of $0.4 million that are on nonaccrual status and $5.1 million that are on accrual status. The latter are not included in our nonperforming loan totals. Loans with an aggregate carrying value of $0.4 million as of March 31, 2022 had been subject to previous partial charge-offs aggregating $0.4 million over the past several years. As of March 31, 2022, there were no specific reserves allocated to loans that had been subject to a previous partial charge-off.

MERCANTILE BANK CORPORATION

The following table provides a breakdown of our loans categorized as troubled debt restructurings:

	3/31/22	12/31/21	9/30/21	6/30/21	3/31/21

Performing	$5,131,000	$16,728,000	$20,518,000	$20,840,000	$19,606,000
Nonperforming	379,000	746,000	782,000	859,000	431,000

Total	$5,510,000	$17,474,000	$21,300,000	$21,699,000	$20,037,000

Although we believe the allowance is adequate to absorb loan losses in our originated loan portfolio as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Securities available for sale increased $12.9 million during the first three months of 2022, totaling $606 million as of March 31, 2022. Purchases of U.S. Government agency bonds totaled $43.7 million during the first quarter of 2022. There were no purchases of U.S. Government agency guaranteed mortgage-backed securities during the first three months of 2022; however, we did receive $1.6 million in principal paydowns on U.S. Government agency guaranteed mortgage-backed securities. Purchases of municipal bonds totaled $8.0 million during the first quarter of 2022; proceeds from matured and called municipal bonds totaled $1.1 million. At March 31, 2022, the portfolio was primarily comprised of U.S. Government agency bonds (68%), municipal bonds (26%) and U.S. Government agency guaranteed mortgage-backed securities (6%). All of our securities are currently designated as available for sale, and are therefore stated at fair value. The fair value of securities designated as available for sale at March 31, 2022 totaled $606 million, including a net unrealized loss of $40.4 million. The net unrealized loss equaled $4.7 million as of December 31, 2021; the increase in the net unrealized loss during the first quarter of 2022 reflects significant increases in market interest rates during that time. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function. We expect purchases during the remainder of 2022 to generally consist of U.S. Government agency bonds and municipal bonds, with the securities portfolio maintained at about 12% of total assets.

Federal Home Loan Bank of Indianapolis (“FHLBI”) stock totaled $17.7 million as of March 31, 2022, compared to $18.0 million as of December 31, 2021. The reduction reflects the FHLBI’s repurchase of excess stock. Our investment in FHLBI stock is necessary to engage in their advance and other financing programs. We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

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

Interest-earning balances, primarily consisting of excess funds deposited at the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate sensitivity. During the first three months of 2022, the average balance of these funds equaled $784 million, or 16.1% of average earning assets, compared to $592 million, or 13.7% of average earning assets, during the first quarter of 2021, and $671 million, or 14.9% of average earning assets, during 2021; these levels are substantially higher than our typical average balance of $75 million, or approximately 2% of average earning assets. The elevated levels during 2021 and through the first quarter of 2022 primarily reflect increased local deposits from federal government stimulus programs and reduced business and consumer investing and spending, and have resulted in a significant negative impact on our net interest margin.

MERCANTILE BANK CORPORATION

Net premises and equipment equaled $56.1 million at March 31, 2022, representing a decrease of $1.2 million during the first three months of 2022. The decline was primarily attributable to depreciation expense of $1.6 million. We had no foreclosed or repossessed assets as of March 31, 2022 or December 31, 2021.

Total deposits decreased $107 million during the first three months of 2022, totaling $3.98 billion at March 31, 2022. Local deposits decreased $99.2 million, while out-of-area deposits declined $7.7 million. The reduced level of local deposits primarily reflected a single customer’s withdrawal of a majority of funds that were deposited in late 2021; excluding this withdrawal, local deposits were up approximately $50 million during the first three months of 2022. As a percent of total deposits, out-of-area deposits equaled 0.4% as of March 31, 2022, compared to 0.6% as of December 31, 2021.

Noninterest-bearing deposits increased $8.3 million during the first three months of 2022, while interest-bearing checking accounts and savings deposits were up $5.4 million and $12.2 million, respectively. Money market deposit balances were down $96.9 million on an actual basis and up approximately $53 million excluding the previously mentioned large withdrawal from a single customer. Local time deposits declined $28.1 million during the first three months of 2022. The reduction in out-of-area deposits during the first three months of 2022 reflects maturities not replaced as the funds were no longer needed.

Sweep accounts increased $6.8 million during the first three months of 2022, totaling $204 million as of March 31, 2022. The aggregate balance of this funding type is subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances maintained by many of the customers. The average balance of sweep accounts equaled $199 million during the first quarter of 2022, with a high balance of $224 million and a low balance of $176 million. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings.

FHLBI advances increased $8.3 million during the first quarter of 2022, totaling $382 million as of March 31, 2022. Amortizing FHLBI advance aggregating $28.3 million were obtained, while bullet advances aggregating $20.0 million matured. Amortizing FHLBI advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amount and amortization structure of the underlying advances reflective of the associated commercial loans. Bullet FHLBI advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk. FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2022 totaled $932 million, with remaining availability based on collateral equaling $544 million.

On January 14, 2022, we entered into Subordinated Note Purchase Agreements with certain institutional accredited investors pursuant to which we issued and sold $15.0 million in aggregate principal amount of its 3.25% fixed-to-floating rate subordinated notes (“Notes”). The Notes have a stated maturity date of January 30, 2032, are redeemable by us at our option, in whole or in part, on or after January 30, 2027 on any interest payment date at a redemption price of 100% of the principal amount of the Notes being redeemed. The Notes are not subject to redemption at the option of the holder. The Notes will bear interest at a fixed rate of 3.25% per year until January 29, 2027. Commencing on January 30, 2027 and through the stated maturity date of January 30, 2032, the interest rate will reset quarterly at a variable rate equal to the then-current Three-Month Term SOFR plus 212 basis points. On January 14, 2022, we injected $15.0 million of the issuance proceeds into our bank as an increase to equity capital. This $15.0 million issuance was a follow-on to the $75.0 million issuance that was completed on December 15, 2021, in which $70.0 million of the issuance proceeds were injected into our bank as an increase to equity capital.

Shareholders’ equity was $436 million at March 31, 2022, compared to $457 million at December 31, 2021. Shareholders’ equity was positively impacted by first quarter net income of $11.5 million, which was partially offset by the $4.8 million payment of a cash dividend. A $28.2 million after-tax decline in the market value of our available for sale securities portfolio, reflecting significant increases in market interest rates, negatively impacted shareholders’ equity during the first three months of 2022.

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

To assist in providing needed funds and managing interest rate risk, we periodically obtain monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLBI, totaled $398 million, or 8.7% of combined deposits and borrowed funds, as of March 31, 2022, compared to $398 million, or 8.5% of combined deposits and borrowed funds, as of December 31, 2021.

Sweep accounts increased $6.8 million during the first three months of 2022, totaling $204 million as of March 31, 2022. The aggregate balance of this funding type is subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances maintained by many of the customers. The average balance of sweep accounts equaled $199 million during the first quarter of 2022, with a high balance of $224 million and a low balance of $176 million. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings. Information regarding our repurchase agreements as of March 31, 2022 and during the first three months of 2022 is as follows:

Outstanding balance at March 31, 2022	$204,271,000
Weighted average interest rate at March 31, 2022	0.10%
Maximum daily balance three months ended March 31, 2022	$224,345,000
Average daily balance for three months ended March 31, 2022	$198,949,000
Weighted average interest rate for three months ended March 31, 2022	0.10%

FHLBI advances increased $8.3 million during the first quarter of 2022, totaling $382 million as of March 31, 2022. Amortizing FHLBI advance aggregating $28.3 million were obtained, while bullet advances aggregating $20.0 million matured. Amortizing FHLBI advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amount and amortization structure of the underlying advances reflective of the associated commercial loans. Bullet FHLBI advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk. FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2022 totaled $932 million, with remaining availability based on collateral equaling $544 million.

We also have the ability to borrow up to an aggregate $70.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit. We did not access these lines of credit during the first three months of 2022. In contrast, our interest-earning deposit balance with the Federal Reserve Bank of Chicago averaged $776 million during the first three months of 2022. We also have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using certain municipal bonds as collateral, we could have borrowed up to $31.1 million as of March 31, 2022. We did not utilize this line of credit during the first three months of 2022 or at any time during the previous 13 fiscal years, and do not plan to access this line of credit in future periods.

MERCANTILE BANK CORPORATION

The following table reflects, as of March 31, 2022, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$3,580,215,000	$0	$0	$0	$3,580,215,000
Time deposits	233,776,000	106,437,000	55,823,000	0	396,036,000
Short-term borrowings	204,271,000	0	0	0	204,271,000
Federal Home Loan Bank advances	84,353,000	171,689,000	71,838,000	54,383,000	382,263,000
Subordinated debentures	0	0	0	48,415,000	48,415,000
Subordinated notes	0	0	0	88,428,000	88,428,000
Other borrowed money	0	0	0	1,201,000	1,201,000
Property leases	787,000	1,217,000	232,000	1,145,000	3,381,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of March 31, 2022, we had a total of $1.51 billion in unfunded loan commitments and $33.0 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $1.35 billion were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $158 million were for loan commitments generally expected to close and become funded within the next 12 to 18 months. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

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

Capital Resources

Shareholders’ equity was $436 million at March 31, 2022, compared to $457 million at December 31, 2021. Shareholders’ equity was positively impacted by first quarter net income of $11.5 million, which was partially offset by the $4.8 million payment of a cash dividend. A $28.2 million after-tax decline in the market value of our available for sale securities portfolio, reflecting significant increases in market interest rates, negatively impacted shareholders’ equity during the first three months of 2022.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of March 31, 2022, our bank met all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis.

MERCANTILE BANK CORPORATION

As of March 31, 2022, our bank’s total risk-based capital ratio was 13.8%, compared to 13.6% at December 31, 2021. Our bank’s total regulatory capital increased $22.3 million during the first three months of 2022, in large part reflecting net income totaling $13.6 million and a $15.0 million equity injection associated with the Notes issuance, which was partially offset by cash dividends paid to us aggregating $6.5 million. Our bank’s total risk-based capital ratio was also impacted by a $121 million increase in total risk-weighted assets, primarily resulting from net growth in commercial loans and the securities portfolio. As of March 31, 2022, our bank’s total regulatory capital equaled $574 million, or $157 million in excess of the 10.0% minimum that is among the requirements to be categorized as “well capitalized.” Our and our bank’s capital ratios as of March 31, 2022 and December 31, 2021 are disclosed in Note 12 of the Notes to Consolidated Financial Statements.

Results of Operations

We recorded net income of $11.5 million, or $0.73 per basic and diluted share, for the first quarter of 2022, compared to net income of $14.2 million, or $0.87 per basic and diluted share, for the first quarter of 2021. The decline in net income resulted from decreased noninterest income and increased noninterest expense, which more than offset improved net interest income and a lower provision for credit losses. The reduction in noninterest income primarily reflected decreased mortgage banking income, which outweighed increases in all other key fee income categories. Noninterest expense increased in the first three months of 2022 compared to the respective prior-year period mainly due to higher compensation and data processing costs. The higher level of net interest income during the first quarter of 2022 resulted from the positive impact of earning asset growth, which more than offset the negative impact of a lower net interest margin, in large part driven by reduced PPP net loan fee income accretion. The credit loss provision expense recorded during both the first quarter of 2022 and the prior-year first quarter was primarily necessitated by net loan growth; the recording of net loan recoveries and ongoing strong loan quality metrics during both periods in large part offset additional reserve allocations stemming from loan growth.

Interest income during the first quarter of 2022 was $35.9 million, an increase of $1.1 million, or 3.2%, from the $34.8 million earned during the first quarter of 2021. The increase resulted from growth in average earning assets, which more than offset the impact of a lower yield on average earning assets. Average earning assets equaled $4.88 billion during the current-year first quarter, up $553 million, or 12.8%, from the level of $4.33 billion during the respective 2021 period; average securities were up $194 million, average interest-earning deposits increased $193 million, and average loans were up $166 million. The yield on average earning assets was 2.99% during the first quarter of 2022, compared to 3.26% during the first quarter of 2021. The decline primarily resulted from a change in earning asset mix and a decreased yield on loans. On average, lower-yielding interest-earning deposits and securities represented 16.1% and 12.5% of earning assets, respectively, during the first quarter of 2022, up from 13.7% and 9.7%, respectively, during the first quarter of 2021, while higher-yielding loans represented 71.4% and 76.6% of earning assets during the respective periods. A significant volume of excess on-balance sheet liquidity, which initially surfaced in the second quarter of 2020 as a result of the Covid-19 environment and has persisted since that time, negatively impacted the yield on average earning assets by approximately 45 basis points during the first quarters of 2022 and 2021. The excess funds, consisting almost entirely of low-yielding deposits with the Federal Reserve Bank of Chicago, are mainly a product of local deposit growth and PPP loan forgiveness activities. The yield on loans was 3.87% during the first three months of 2022, down from 4.03% during the respective prior-year period mainly due to a decreased yield on commercial loans, which declined from 4.07% during the first quarter of 2021 to 3.94% during the first quarter of 2022. The reduced yield on commercial loans primarily reflected a lower level of PPP loan fee accretion, which totaled $0.8 million and $2.8 million in the first quarters of 2022 and 2021, respectively.

Interest expense during the first quarter of 2022 was $5.0 million, a decrease of $0.3 million, or 4.9%, from the $5.3 million expensed during the first quarter of 2021. The decrease is attributable to a lower weighted average cost of interest-bearing liabilities, which equaled 0.66% in the current-year first quarter compared to 0.82% in the prior-year first quarter. The decline mainly reflected lower rates paid on local time deposits and a change in funding mix, consisting of an increase in average lower-cost interest-bearing non-time deposits and a decrease in average higher-cost time deposits as a percentage of average total interest-bearing liabilities. The cost of time deposits declined from 1.49% during the first quarter of 2021 to 0.89% during the current-year first quarter primarily due to lower interest rates paid on local time deposits, reflecting a decreasing interest rate environment. On average, lower-cost non-time deposits represented 63.9% of total interest-bearing liabilities during the first quarter of 2022, up from 57.4% during the first quarter of 2021, while higher-cost time deposits represented 13.1% and 20.5% of total interest-bearing liabilities during the respective periods. Average interest-bearing liabilities were $3.07 billion during the first three months of 2022, up $468 million, or 18.0%, from the $2.60 billion average during the respective 2021 period.

MERCANTILE BANK CORPORATION

Net interest income during the first quarter of 2022 was $30.9 million, an increase of $1.4 million, or 4.6%, from the $29.5 million earned during the prior-year first quarter. The increase resulted from the positive impact of an increase in average earning assets, which more than offset a lower net interest margin, in large part reflecting a reduced level of PPP net loan fee income accretion. The net interest margin decreased from 2.77% in the first quarter of 2021 to 2.57% in the current-year first quarter due to a lower yield on average earning assets, which more than offset a reduction in the cost of funds. The decreased yield on average earning assets mainly reflected a change in earning asset mix and a lower yield on commercial loans, while the reduced cost of funds primarily reflected lower rates paid on local time deposits and a change in funding mix. The previously discussed significant level of excess on-balance sheet liquidity negatively impacted the net interest margin by approximately 40 basis points during the first quarters of 2022 and 2021.

The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the first quarters of 2022 and 2021. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield for the first quarters of 2022 and 2021 have been computed on a tax equivalent basis using a marginal tax rate of 21.0%. Securities interest income was increased by $60,000 in the first quarter of both 2022 and 2021 for this non-GAAP, but industry standard, adjustment. These adjustments equated to increases in our net interest margin of less than one basis point for the first three months of 2022 and the respective 2021 period.

MERCANTILE BANK CORPORATION

	Quarters ended March 31,
	2 0 2 2			2 0 2 1
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$3,484,511	$33,251	3.87%	$3,318,281	$32,985	4.03%
Investment securities	613,317	2,325	1.52	419,514	1,692	1.61
Other interest-earning assets	784,193	366	0.19	591,617	168	0.11
Total interest - earning assets	4,882,021	35,942	2.99	4,329,412	34,845	3.26

Allowance for credit losses	(35,288)			(38,467)
Other assets	321,829			287,942

Total assets	$5,168,562			$4,578,887

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$2,364,437	$1,825	0.31%	$2,026,896	$2,717	0.54%
Short-term borrowings	198,949	50	0.10	132,845	36	0.11
Federal Home Loan Bank advances	372,662	1,864	2.00	394,000	2,027	2.06
Other borrowings	135,867	1,258	3.76	49,801	472	3.79
Total interest-bearing liabilities	3,071,915	4,997	0.66	2,603,542	5,252	0.82

Noninterest-bearing deposits	1,625,453			1,510,334
Other liabilities	21,331			21,463
Shareholders’ equity	449,863			443,548

Total liabilities and shareholders’ equity	$5,168,562			$4,578,887

Net interest income		$30,945			$29,593

Net interest rate spread			2.33%			2.44%
Net interest spread on average assets			2.43%			2.62%
Net interest margin on earning assets			2.57%			2.77%

A credit loss provision expense of $0.1 million and $0.3 million was recorded during the first quarters of 2022 and 2021, respectively. The provision expense recorded during both periods mainly reflected allocations stemming from net loan growth; the recording of net loan recoveries and continued strong loan quality metrics during the periods essentially offset additional reserve allocations associated with loan growth. We adopted CECL effective January 1, 2022 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2022 are presented under CECL while prior period amounts continue to be reported in accordance with the incurred loss accounting standards. The transition adjustment of the CECL adoption included a decrease in the allowance of $0.4 million, and a $0.3 million increase to the retained earnings account to reflect the cumulative effect of adopting CECL on our Consolidated Balance Sheet, with the $0.1 million tax impact portion being recorded as part of the deferred tax asset in other assets on our Consolidated Balance Sheet.

MERCANTILE BANK CORPORATION

During the first quarter of 2022, loan charge-offs totaled $0.2 million, while recoveries of prior period loan charge-offs equaled $0.3 million, providing for net loan recoveries of $0.1 million, or an annualized 0.01% of average total loans. During the first quarter of 2021, loan charge-offs totaled $0.1 million, while recoveries of prior period loan charge-offs equaled $0.5 million, providing for net loan recoveries of $0.4 million, or an annualized 0.05% of average total loans. The allowance for loans, as a percentage of total loans, was 1.0% as of March 31, 2022, and December 31, 2021, and 1.2% as of March 31, 2021. Excluding PPP loans, the allowance for loans, as a percentage of total loans, equaled 1.0% as of March 31, 2022, and December 31, 2021, and 1.3% as of March 31, 2021.

Noninterest income during the first quarter of 2022 was $9.3 million, compared to $13.5 million during the prior-year first quarter. The lower level of noninterest income almost exclusively reflected decreased mortgage banking income, which more than offset growth in several key fee income sources, including interest rate swap income, service charges on accounts, credit and debit card income, and payroll processing fees. Sustained strength in purchase mortgage originations partially mitigated the negative impacts of reduced refinance activity, rising mortgage loan interest rates, a lower mortgage loan sold percentage, and a decreased gain on sale rate on mortgage banking income during the first quarter of 2022. Purchase transactions totaled $101 million during the first three months of 2022, compared to $81.5 million during the respective 2021 period, representing an increase of $19.9 million, or approximately 24%. Refinance transactions totaled $66.8 million during the first quarter of 2022, compared to $164 million during the first quarter of 2021, representing a decrease of $96.9 million, or approximately 59%. Residential mortgage loans originated for sale, generally consisting of longer-term fixed rate residential mortgage loans, totaled $75.7 million, or approximately 45% of total mortgage loans originated, during the first three months of 2022. During the first three months of 2021, residential mortgage loans originated for sale totaled $196 million, or approximately 80% of total mortgage loans originated.

Noninterest expense totaled $25.7 million during the first quarter of 2022, compared to $25.1 million during the first quarter of 2021. Overhead costs during the first three months of 2021 included write-downs of former branch facilities totaling $0.5 million. Excluding these transactions, noninterest expense increased $1.2 million, or 4.8%, during the first quarter of 2022 compared to the respective 2021 period. The higher level of expense primarily resulted from increased salary costs, mainly depicting annual merit pay increases, lower residential mortgage loan deferred salary costs stemming from decreased production, and higher stock-based compensation expense. Increased data processing costs, in large part reflecting higher transaction volume and software support costs, also contributed to the increase in overhead costs during the first three months of 2022.

During the first quarter of 2022, we recorded income before federal income tax of $14.3 million and a federal income tax expense of $2.8 million. During the first quarter of 2021, we recorded income before federal income tax of $17.6 million and a federal income tax expense of $3.4 million. The decrease in federal income tax expense during the first quarter of 2022 compared to the prior-year first quarter resulted from the lower level of income before federal income tax. Our effective tax rate was 19.8% and 19.0% during the first quarters of 2022 and 2021, respectively.

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

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of March 31, 2022:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$1,080,369,000	$293,422,000	$1,241,809,000	$428,770,000	$3,044,370,000
Residential real estate loans	27,033,000	15,058,000	110,838,000	345,705,000	498,634,000
Consumer loans	968,000	562,000	10,689,000	567,000	12,786,000
Securities (2)	24,660,000	5,276,000	203,173,000	390,273,000	623,382,000
Other interest-earning assets	696,974,000	750,000	1,000,000	0	698,724,000
Allowance for credit losses	0	0	0	0	(35,153,000)
Other assets	0	0	0	0	333,156,000
Total assets	1,830,004,000	315,068,000	1,567,509,000	1,165,315,000	$5,175,899,000

Liabilities:
Interest-bearing checking	544,221,000	0	0	0	544,221,000
Savings deposits	406,545,000	0	0	0	406,545,000
Money market accounts	943,246,000	0	0	0	943,246,000
Time deposits under $100,000	25,227,000	53,486,000	49,042,000	0	127,755,000
Time deposits $100,000 & over	61,782,000	93,281,000	113,218,000	0	268,281,000
Short-term borrowings	204,271,000	0	0	0	204,271,000
Federal Home Loan Bank advances	20,000,000	64,353,000	243,527,000	54,383,000	382,263,000
Other borrowed money	49,616,000	0	88,428,000	0	138,044,000
Noninterest-bearing checking	0	0	0	0	1,686,203,000
Other liabilities	0	0	0	0	38,599,000
Total liabilities	2,254,908,000	211,120,000	494,215,000	54,383,000	4,739,428,000
Shareholders' equity	0	0	0	0	436,471,000
Total liabilities & shareholders' equity	2,254,908,000	211,120,000	494,215,000	54,383,000	$5,175,899,000
Net asset (liability) GAP	$(424,904,000)	$103,948,000	$1,073,294,000	$1,110,932,000
Cumulative GAP	$(424,904,000)	$(320,956,000)	$752,338,000	$1,863,270,000

Percent of cumulative GAP to total assets	(8.2)%	(6.2)%	14.5%	36.0%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of March 31, 2022.

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

We conducted multiple simulations as of March 31, 2022, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 100 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested dollar and percentage changes in net interest income over the next twelve months in comparison to the $130 million in net interest income projected using our balance sheet amounts and anticipated replacement rates as of March 31, 2022. The resulting estimates are generally within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 100 basis points	$9,100,000	7.0%
Interest rates up 100 basis points	7,400,000	5.7
Interest rates up 200 basis points	15,100,000	11.7
Interest rates up 300 basis points	22,800,000	17.6
Interest rates up 400 basis points	30,500,000	23.6

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

Item 4. Controls and Procedures

As of March 31, 2022, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2022.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MERCANTILE BANK CORPORATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sales of equity securities during the quarter ended March 31, 2022.

Issuer Purchases of Equity Securities

On May 27, 2021, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions, our capital position, financial performance and alternative uses of capital, and applicable legal requirements. The program may be discontinued at any time. No shares were repurchased during the first quarter of 2022. As of March 31, 2022, repurchases aggregating $6.8 million were available to be made under the current repurchase program.

Repurchases made during the first quarter of 2022 are detailed in the table below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares or Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
January 1 – 31	0	$0	0	$6,818,000
February 1 – 28	0	0	0	6,818,000
March 1 – 31	0	0	0	6,818,000
Total	0	$0	0	$6,818,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

MERCANTILE BANK CORPORATION

Item 6. Exhibits

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation of Mercantile Bank Corporation, including all amendments thereto, incorporated by reference to Exhibit 3.1 of our Form S-4 Registration Statement filed February 16, 2022

3.2	Our Amended and Restated Bylaws dated as of February 26, 2015 are incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed February 26, 2015

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2022.

MERCANTILE BANK CORPORATION

By:	/s/ Robert B. Kaminski, Jr.
Robert B. Kaminski, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles E. Christmas
Charles E. Christmas
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)