Form 10-Q
period 2022-06-30
MERCANTILE BANK CORP
filed 2022-08-05
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐     No ☒

At July 29, 2022, there were 15,861,082 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$89,167,000	$59,405,000
Interest-earning deposits	389,938,000	915,755,000
Total cash and cash equivalents	479,105,000	975,160,000

Securities available for sale	603,638,000	592,743,000
Federal Home Loan Bank stock	17,721,000	18,002,000
Mortgage loans held for sale	12,964,000	16,117,000

Loans	3,723,800,000	3,453,459,000
Allowance for credit losses	(35,974,000)	(35,363,000)
Loans, net	3,687,826,000	3,418,096,000

Premises and equipment, net	51,402,000	57,298,000
Bank owned life insurance	75,664,000	75,242,000
Goodwill	49,473,000	49,473,000
Core deposit intangible, net	900,000	1,351,000
Other assets	79,862,000	54,267,000
Total assets	$5,058,555,000	$5,257,749,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$1,740,432,000	$1,677,952,000
Interest-bearing	2,133,461,000	2,405,241,000
Total deposits	3,873,893,000	4,083,193,000

Securities sold under agreements to repurchase	203,339,000	197,463,000
Federal Home Loan Bank advances	362,263,000	374,000,000
Subordinated debentures	48,585,000	48,244,000
Subordinated notes	88,457,000	73,646,000
Accrued interest and other liabilities	53,035,000	24,644,000
Total liabilities	4,629,572,000	4,801,190,000

Commitments and contingent liabilities (Note 8)

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; 15,861,055 shares issued and outstanding at June 30, 2022 and 15,839,944 shares issued and outstanding at December 31, 2021	288,199,000	285,752,000
Retained earnings	188,452,000	174,536,000
Accumulated other comprehensive gain/(loss)	(47,668,000)	(3,729,000)
Total shareholders’ equity	428,983,000	456,559,000
Total liabilities and shareholders’ equity	$5,058,555,000	$5,257,749,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Interest income
Loans, including fees	$36,003,000	$33,789,000	$69,254,000	$66,774,000
Securities, taxable	1,898,000	1,204,000	3,563,000	2,239,000
Securities, tax-exempt	631,000	598,000	1,231,000	1,195,000
Other interest-earning assets	1,018,000	183,000	1,384,000	351,000
Total interest income	39,550,000	35,774,000	75,432,000	70,559,000

Interest expense
Deposits	1,873,000	2,346,000	3,698,000	5,063,000
Short-term borrowings	49,000	40,000	99,000	76,000
Federal Home Loan Bank advances	1,911,000	2,050,000	3,774,000	4,077,000
Subordinated debt and other borrowings	1,391,000	467,000	2,650,000	939,000
Total interest expense	5,224,000	4,903,000	10,221,000	10,155,000

Net interest income	34,326,000	30,871,000	65,211,000	60,404,000

Provision for credit losses	500,000	(3,100,000)	600,000	(2,800,000)

Net interest income after provision for credit losses	33,826,000	33,971,000	64,611,000	63,204,000

Noninterest income
Service charges on deposit and sweep accounts	1,495,000	1,209,000	2,910,000	2,363,000
Mortgage banking income	1,947,000	7,695,000	5,228,000	16,495,000
Credit and debit card income	2,134,000	1,920,000	4,015,000	3,598,000
Interest rate swap fees	430,000	1,495,000	1,781,000	2,148,000
Payroll services income	464,000	405,000	1,102,000	962,000
Earnings on bank owned life insurance	785,000	297,000	1,072,000	574,000
Gain on sale of branch	0	1,058,000	0	1,058,000
Other income	486,000	477,000	910,000	821,000
Total noninterest income	7,741,000	14,556,000	17,018,000	28,019,000

Noninterest expense
Salaries and benefits	15,676,000	16,194,000	31,186,000	31,279,000
Occupancy	2,084,000	1,977,000	4,168,000	3,991,000
Furniture and equipment depreciation, rent and maintenance	935,000	902,000	1,869,000	1,791,000
Data processing costs	3,091,000	2,775,000	6,064,000	5,392,000
Charitable foundation contribution	500,000	0	506,000	0
Other expense	4,656,000	4,344,000	8,891,000	8,856,000
Total noninterest expenses	26,942,000	26,192,000	52,684,000	51,309,000

Income before federal income tax expense	14,625,000	22,335,000	28,945,000	39,914,000

Federal income tax expense	2,888,000	4,244,000	5,716,000	7,583,000

Net income	$11,737,000	$18,091,000	$23,229,000	$32,331,000

Basic earnings per share	$0.74	$1.12	$1.47	$2.00
Diluted earnings per share	$0.74	$1.12	$1.47	$2.00
Cash dividends per share	$0.31	$0.29	$0.62	$0.58

Average basic shares outstanding	15,848,681	16,116,070	15,844,763	16,199,096
Average diluted shares outstanding	15,848,681	16,116,666	15,844,763	16,199,620

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Net income	$11,737,000	$18,091,000	$23,229,000	$32,331,000

Other comprehensive income/(loss):
Unrealized holding gains/(losses) on securities available for sale	(19,969,000)	4,130,000	(55,619,000)	(5,038,000)
Tax effect of unrealized holding gains/(losses) on securities available for sale	4,193,000	(867,000)	11,680,000	1,058,000
Other comprehensive income/(loss), net of tax	(15,776,000)	3,263,000	(43,939,000)	(3,980,000)

Comprehensive income/(loss)	$(4,039,000)	$21,354,000	$(20,710,000)	$28,351,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

The following table depicts the change in shareholders’ equity for the three months ended June 30, 2022:

($ in thousands except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances, March 31, 2022	$0	$286,831	$181,532	$(31,892)	$436,471

Employee stock purchase plan (336 shares)		11			11

Dividend reinvestment plan (6,835 shares)		213			213

Stock grants to directors for retainer fees (10,837 shares)		347			347

Stock-based compensation expense		797			797

Cash dividends ($0.31 per common share)			(4,817)		(4,817)

Net income for the three months ended June 30, 2022			11,737		11,737

Change in net unrealized holding gain/(loss) on securities available for sale, net of tax effect				(15,776)	(15,776)

Balances, June 30, 2022	$0	$288,199	$188,452	$(47,668)	$428,983

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

The following table depicts the change in shareholders’ equity for the six months ended June 30, 2022:

($ in thousands except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances, January 1, 2022	$0	$285,752	$174,536	$(3,729)	$456,559

Adoption of ASU 2016-13			316		316

Employee stock purchase plan (617 shares)		21			21

Dividend reinvestment plan (12,670 shares)		435			435

Stock grants to directors for retainer fees (10,837 shares)		347			347

Stock option exercises (1,355 shares)		36			36

Stock-based compensation expense		1,608			1,608

Cash dividends ($0.62 per common share)			(9,629)		(9,629)

Net income for the six months ended June 30, 2022			23,229		23,229

Change in net unrealized holding gain/(loss) on securities available for sale, net of tax effect				(43,939)	(43,939)

Balances, June 30, 2022	$0	$288,199	$188,452	$(47,668)	$428,983

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

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Cash flows from operating activities
Net income	$23,229,000	$32,331,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	6,692,000	6,755,000
Accretion of acquired loans	0	(68,000)
Provision for credit losses	600,000	(2,800,000)
Stock-based compensation expense	1,608,000	1,277,000
Stock grants to directors for retainer fee	347,000	344,000
Proceeds from sales of mortgage loans held for sale	135,521,000	352,740,000
Origination of mortgage loans held for sale	(127,413,000)	(340,680,000)
Net gain from sales of mortgage loans held for sale	(4,955,000)	(16,892,000)
Net gain from sales and valuation write-downs of foreclosed assets	(20,000)	(81,000)
Net loss from sales and valuation write-downs of former bank premises	0	245,000
Net loss from sales and write-downs of fixed assets	391,000	246,000
Earnings on bank owned life insurance	(1,072,000)	(574,000)
Gain on sale of branch	0	(1,058,000)
Net change in:
Accrued interest receivable	(1,573,000)	1,188,000
Other assets	(11,749,000)	(9,099,000)
Accrued interest payable and other liabilities	28,391,000	(1,695,000)
Net cash from operating activities	49,997,000	22,179,000

Cash flows from investing activities
Loan originations and payments, net	(269,930,000)	(64,298,000)
Purchases of securities available for sale	(78,640,000)	(168,906,000)
Proceeds from maturities, calls and repayments of securities available for sale	11,641,000	44,525,000
Proceeds from sales of foreclosed assets	20,000	158,000
Proceeds from sales of former bank premises	0	5,000
Proceeds from Federal Home Loan Bank stock redemption	281,000	0
Proceeds from bank owned life insurance death benefits claim	628,000	0
Net cash transferred in branch sale	0	(2,679,000)
Net purchases of premises and equipment and lease activity	(399,000)	(3,555,000)
Net cash for investing activities	(336,399,000)	(194,750,000)

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Cash flows from financing activities
Net decrease in time deposits	(77,992,000)	(92,581,000)
Net (decrease) increase in all other deposits	(131,308,000)	366,943,000
Net increase in securities sold under agreements to repurchase	5,876,000	51,372,000
Maturities of Federal Home Loan Bank advances	(40,000,000)	0
Proceeds from Federal Home Loan Bank advances	28,263,000	0
Net proceeds from subordinated notes issuance	14,645,000	0
Proceeds from stock option exercises, net of cashless exercises	36,000	0
Employee stock purchase plan	21,000	22,000
Dividend reinvestment plan	435,000	411,000
Repurchases of common stock shares	0	(10,851,000)
Payment of cash dividends to common shareholders	(9,629,000)	(9,220,000)
Net cash (for) from financing activities	(209,653,000)	306,096,000

Net change in cash and cash equivalents	(496,055,000)	133,525,000
Cash and cash equivalents at beginning of period	975,160,000	626,006,000
Cash and cash equivalents at end of period	$479,105,000	$759,531,000

Supplemental disclosures of cash flows information
Cash paid during the period for:
Interest	$8,780,000	$10,583,000
Federal income tax	5,200,000	12,150,000
Noncash financing and investing activities:
Transfers from premises and equipment to other assets	2,847,000	0
Transfers from loans to foreclosed assets	0	30,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the six months ended June 30, 2022 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank (“our bank”) and our bank’s subsidiary, Mercantile Insurance Center, Inc. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended June 30, 2022 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2021.

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

The Paycheck Protection Program (“PPP”) reflects a substantial expansion of the Small Business Administration’s 100% guaranteed 7(a) loan program. The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) authorized up to $350 billion in loans to businesses with fewer than 500 employees, including non-profit organizations, tribal business concerns, self-employed and individual contractors. The PPP provides 100% guaranteed loans to cover specific operating costs. PPP loans are eligible to be forgiven based upon certain criteria. In general, the amount of the loan that is forgivable is the sum of the payroll costs, interest payments on mortgages, rent and utilities incurred or paid by the business during a prescribed period beginning on the loan origination date. Any remaining balance after forgiveness is maintained at the 100% guarantee for the duration of the loan. The interest rate on the loan is fixed at 1.00%, with the financial institution receiving a loan origination fee paid by the Small Business Administration. The loan origination fees, net of the direct origination costs, are accreted into interest income on loans using the level yield methodology. The program ended on August 8, 2020. We originated approximately 2,200 loans aggregating $553 million. As of June 30, 2022, we recorded forgiveness transactions on all but twelve loans aggregating $0.7 million. Net loan origination fees of less than $0.1 million were recorded during the first six months of 2022.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Consolidated Appropriations Act, 2021 authorized an additional $284 billion in Second Draw PPP loans (“Second Draw”). The program ended on May 31, 2021. Under the Second Draw, we originated approximately 1,200 loans aggregating $209 million. As of June 30, 2022, we recorded forgiveness transactions on all but nine loans aggregating $2.2 million. Net loan origination fees of $0.9 million were recorded during the first six months of 2022 under the Second Draw.

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

Approximately 325,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three and six months ended June 30, 2022. In addition, stock options for approximately 1,000 shares of common stock were included in determining diluted earnings per share for the three and six months ended June 30, 2022. Stock options for approximately 6,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three and six months ended June 30, 2022.

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

Securities: Debt securities classified as held to maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold prior to maturity. As of June 30, 2022 and December 31, 2021, all of our debt securities were designated as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Federal Home Loan Bank stock is carried at cost.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2022, there was no allowance for credit losses related to the available for sale debt securities portfolio. Accrued interest receivable on available for sale debt securities totaled $2.2 million at June 30, 2022 and was excluded from the estimate of credit losses as any accrued interest that is not expected to be collected is reversed against interest income.

Loans: Loans that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. As of June 30, 2022 and December 31, 2021, we determined that the fair value of our mortgage loans held for sale was $13.3 million and $16.7 million, respectively.

Mortgage loans held for sale are generally sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold, which is reduced by the cost allocated to the servicing right. We generally lock in the sale price to the purchaser of the mortgage loan at the same time we make an interest rate commitment to the borrower. These mortgage banking activities are not designated as hedges and are carried at fair value. The net gain or loss on mortgage banking derivatives, which is generally nominal in dollar amount, is included in the gain on sale of loans and recorded as part of mortgage banking income. Mortgage loans serviced for others totaled approximately $1.37 billion and $1.34 billion as of June 30, 2022 and December 31, 2021, respectively.

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

Our loan portfolio segments as of June 30, 2022 were as follows:

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

Reasonable and supportable economic forecasts have to be incorporated in determining expected credit losses. The forecast period represents the time frame from the current period end through the point in time that we can reasonably forecast and support entity and environmental factors that are expected to impact the performance of our loan portfolio. Ideally, the economic forecast period would encompass the contractual terms of all loans; however, the ability to produce a forecast that is considered reasonable and supportable becomes more difficult or may not be possible in later periods. Subsequent to the end of the forecast period, we revert to historical loan data based on an ongoing evaluation of each economic forecast in relation to then current economic conditions as well as any developing loan loss activity and resulting historical data. As of June 30, 2022, we used a one-year reasonable and supportable economic forecast period, with a six-month straight-line reversion period.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

We are not required to develop and use our own economic forecast model, and elected to utilize economic forecasts from a third-party provider that analyzes and develops forecasts of the economy for the entire United States at least quarterly. The economic forecast used for our June 30, 2022 allowance calculation was not materially different from the forecast used for our March 31, 2022 allowance calculation. Our methodology does provide for a potential qualitative factor that can be used in the event of local or regional conditions that depart from the conditions and forecasts for the entire country.

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

As of June 30, 2022, we employed two additional qualitative factors:

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

The credit loss provisions recorded during the second quarter and first six months of 2022 mainly reflected allocations necessitated by commercial loan and residential mortgage loan growth, increased specific reserves for certain problem commercial loan relationships, and a higher reserve for residential mortgage loans stemming from slower principal prepayment rates and the associated extended average life of the portfolio.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

The required reserve allocations resulting from these factors were largely offset by the positive impact of a change in the Covid-19 environmental factor, the recording of net loan recoveries, and ongoing strong loan quality metrics during the periods. Improvement in overall Covid-19 conditions, including increased vaccination rates, the availability of booster shots, and the lifting of many economic growth-restraining restrictions, reduced the credit reserve amount related to the Covid-19 environmental factor.

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

In accordance with current accounting guidance, loans modified as troubled debt restructurings are, by definition, considered to be impaired loans. Impairment for these loans is measured on a loan-by-loan basis similar to other impaired loans. Certain loans modified as troubled debt restructurings may have been previously measured for impairment under a general allowance methodology (i.e., pooling), thus at the time the loan is modified as a troubled debt restructuring the allowance will be impacted by the difference between the results of these two measurement methodologies. Loans modified as troubled debt restructurings that subsequently default are factored into the determination of the allowance in the same manner as other defaulted loans.

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

We discontinue hedge accounting when we determine the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative is settled or terminates, or treatment of the derivative as a hedge is no longer appropriate or intended. We had no derivative instruments designated as hedges as of June 30, 2022 and December 31, 2021.

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

The following table depicts our sources of noninterest income that are scoped within Topic 606:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Service charges on deposit and sweep accounts	$1,495,000	$1,209,000	$2,910,000	$2,363,000
Credit and debit card fees	2,134,000	1,920,000	4,015,000	3,598,000
Payroll processing	464,000	405,000	1,102,000	962,000
Customer service fees	202,000	186,000	444,000	409,000

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

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
U.S. Government agency debt obligations	$453,512,000	$0	$(46,177,000)	$407,335,000
Mortgage-backed securities	40,676,000	56,000	(4,368,000)	36,364,000
Municipal general obligation bonds	145,002,000	190,000	(7,519,000)	137,673,000
Municipal revenue bonds	24,287,000	18,000	(2,539,000)	21,766,000
Other investments	500,000	0	0	500,000

	$663,977,000	$264,000	$(60,603,000)	$603,638,000

December 31, 2021
U.S. Government agency debt obligations	$398,874,000	$266,000	$(8,769,000)	$390,371,000
Mortgage-backed securities	41,906,000	549,000	(652,000)	41,803,000
Municipal general obligation bonds	133,894,000	4,092,000	(392,000)	137,594,000
Municipal revenue bonds	22,289,000	331,000	(145,000)	22,475,000
Other investments	500,000	0	0	500,000

	$597,463,000	$5,238,000	$(9,958,000)	$592,743,000

Securities with unrealized losses at June 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2022
U.S. Government agency debt obligations	$176,893,000	$17,028,000	$230,442,000	$29,149,000	$407,335,000	$46,177,000
Mortgage-backed securities	23,935,000	2,259,000	11,372,000	2,109,000	35,307,000	4,368,000
Municipal general obligation bonds	90,305,000	5,551,000	16,284,000	1,968,000	106,589,000	7,519,000
Municipal revenue bonds	12,823,000	1,454,000	7,088,000	1,085,000	19,911,000	2,539,000

	$303,956,000	$26,292,000	$265,186,000	$34,311,000	$569,142,000	$60,603,000

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

We evaluate securities in an unrealized loss position at least quarterly. Consideration is given to the financial condition and near-term prospects of the issuer, and the intent and ability we have to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. For those debt securities whose fair value is less than their amortized cost basis, we also consider our intent to sell the security, whether it is more likely than not that we will be required to sell the security before recovery and if we do not expect to recover the entire amortized cost basis of the security. In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.

At June 30, 2022, 651 debt securities with estimated fair values totaling $569 million had unrealized losses aggregating $60.6 million. At December 31, 2021, 333 debt securities with estimated fair values totaling $462 million had unrealized losses aggregating $10.0 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that the unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary.

The amortized cost and fair value of debt securities at June 30, 2022, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SECURITIES (Continued)

	Weighted Average Yield	Amortized Cost	Fair Value

Due in 2022	1.35%	$3,750,000	$3,738,000
Due in 2023 through 2027	1.14	266,931,000	250,890,000
Due in 2028 through 2032	1.84	311,780,000	277,595,000
Due in 2033 and beyond	2.33	40,340,000	34,551,000
Mortgage-backed securities	2.04	40,676,000	36,364,000
Other investments	3.88	500,000	500,000

Total available for sale securities	1.60%	$663,977,000	$603,638,000

Securities issued by the State of Michigan and all its political subdivisions had combined amortized costs of $169 million and $155 million at June 30, 2022 and December 31, 2021, respectively, with estimated market values of $159 million and $158 million, respectively. Securities issued by all other states and their political subdivisions had combined amortized costs of $0.3 million and $1.7 million and estimated market values of $0.2 million and $1.7 million at June 30, 2022 and December 31, 2021, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $203 million and $197 million at June 30, 2022 and December 31, 2021, respectively. Investments in Federal Home Loan Bank stock are restricted and may only be resold or redeemed by the issuer.

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

Our total loans at June 30, 2022 were $3.72 billion compared to $3.45 billion at December 31, 2021, an increase of $270 million, or 7.8%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at June 30, 2022 and December 31, 2021, and the percentage change in loans from the end of 2021 to the end of the second quarter of 2022, are as follows:

					Percent
	June 30, 2022		December 31, 2021		Increase
	Balance	%	Balance	%	(Decrease)

Commercial:
Commercial and industrial (1)	$1,187,650,000	31.9%	$1,137,419,000	32.9%	4.4%
Vacant land, land development, and residential construction	57,808,000	1.6	43,239,000	1.3	33.7
Real estate – owner occupied	598,593,000	16.1	565,758,000	16.4	5.8
Real estate – non-owner occupied	1,003,118,000	26.9	1,027,415,000	29.7	(2.4)
Real estate – multi-family and residential rental	224,591,000	6.0	176,593,000	5.1	27.2
Total commercial	3,071,760,000	82.5	2,950,424,000	85.4	4.1

Retail:
1-4 family mortgages	623,599,000	16.7	442,547,000	12.8	40.9
Other consumer loans (2)	28,441,000	0.8	60,488,000	1.8	(53.0)
Total retail	652,040,000	17.5	503,035,000	14.6	29.6

Total loans	$3,723,800,000	100.0%	$3,453,459,000	100.0%	7.8%

(1)	For June 30, 2022, and December 31, 2021, includes $2.9 million and $40.1 million in loans originated under the Paycheck Protection Program, respectively.

(2)

In conjunction with the adoption of the CECL methodology effective January 1, 2022, home equity lines of credit were reclassified to 1-4 family mortgage loans from other consumer loans. Home equity lines of credit totaled $33.3 million and $29.5 million as of June 30, 2022 and December 31, 2021, respectively.

Nonperforming loans as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021

Loans past due 90 days or more still accruing interest	$0	$155,000
Nonaccrual loans	1,787,000	2,313,000

Total nonperforming loans	$1,787,000	$2,468,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The recorded principal balance of nonperforming loans was as follows:

	June 30, 2022	December 31, 2021
Commercial:
Commercial and industrial	$248,000	$663,000
Vacant land, land development, and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	248,000	663,000

Retail:
1-4 family mortgages	1,538,000	1,686,000
Other consumer loans	1,000	119,000
Total retail	1,539,000	1,805,000

Total nonperforming loans	$1,787,000	$2,468,000

An age analysis of past due loans is as follows as of June 30, 2022:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing

Commercial:
Commercial and industrial	$0	$0	$0	$0	$1,187,650,000	$1,187,650,000	$0
Vacant land, land development, and residential construction	0	0	0	0	57,808,000	57,808,000	0
Real estate – owner occupied	0	0	0	0	598,593,000	598,593,000	0
Real estate – non-owner occupied	0	0	0	0	1,003,118,000	1,003,118,000	0
Real estate – multi-family and residential rental	0	0	0	0	224,591,000	224,591,000	0
Total commercial	0	0	0	0	3,071,760,000	3,071,760,000	0

Retail:
1-4 family mortgages	102,000	107,000	207,000	416,000	623,183,000	623,599,000	0
Other consumer loans	3,000	0	0	3,000	28,438,000	28,441,000	0
Total retail	105,000	107,000	207,000	419,000	651,621,000	652,040,000	0

Total past due loans	$105,000	$107,000	$207,000	$419,000	$3,723,381,000	$3,723,800,000	$0

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Nonaccrual loans as of June 30, 2022 were as follows:

	Recorded
	Principal	Related
	Balance	Allowance
With no allowance recorded:
Commercial:
Commercial and industrial	$248,000	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	248,000	0

Retail:
1-4 family mortgages	1,000	0
Other consumer loans	1,454,000	0
Total retail	1,455,000	0

Total with no allowance recorded	$1,703,000	$0

With an allowance recorded:
Commercial:
Commercial and industrial	$0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0

Retail:
1-4 family mortgages	84,000	48,000
Other consumer loans	0	0
Total retail	84,000	48,000

Total with an allowance recorded	$84,000	$48,000

Total nonaccrual loans:
Commercial	$248,000	$0
Retail	1,539,000	48,000
Total nonaccrual loans	$1,787,000	$48,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on an internal watch list. Senior management and the Board of Directors review this list regularly. Market value estimates of collateral on nonaccrual loans, as well as on foreclosed and repossessed assets, are reviewed periodically. We also have a process in place to monitor whether value estimates at each quarter-end are reflective of current market conditions. Our credit policies establish criteria for obtaining appraisals and determining internal value estimates. We may also adjust outside and internal valuations based on identifiable trends within our markets, such as recent sales of similar properties or assets, listing prices and offers received. In addition, we may discount certain appraised and internal value estimates to address distressed market conditions. Under CECL for collateral dependent loans in instances where the borrower is experiencing financial difficulties, we adopted the practical expedient to measure the allowance based on the fair value of collateral. The allowance is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral and the recorded principal balance. If the fair value of the collateral exceeds the recorded principal balance, no allowance is required.

Nonaccrual commercial loans totaled $0.3 million as of June 30, 2022, while nonaccrual retail loans aggregated $1.5 million, a vast majority of which were collateralized by residential property. Nonaccrual loans aggregating $1.8 million had related specific reserve allocations of less than $0.1 million as of June 30, 2022. No interest income was recognized on nonaccrual loans during the second quarter and first six months of 2022. Lost interest income on nonaccrual loans totaled less than $0.1 million and $0.1 million during the second quarter and first six months of 2022, respectively.

Impaired loans as of December 31, 2021, and average impaired loans for the three and six months ended June 30, 2021, were as follows:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Second Quarter Average Recorded Principal Balance	Year-To- Date Average Recorded Principal Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$2,893,000	$2,818,000		$3,129,000	$4,167,000
Vacant land, land development and residential construction	0	0		0	0
Real estate – owner occupied	9,674,000	9,674,000		13,114,000	13,607,000
Real estate – non-owner occupied	0	0		156,000	218,000
Real estate – multi-family and residential rental	91,000	91,000		0	0
Total commercial	12,658,000	12,583,000		16,399,000	17,992,000
Retail:
Home equity and other	1,173,000	1,107,000		1,088,000	1,054,000
1-4 family mortgages	3,166,000	2,025,000		2,376,000	2,442,000
Total retail	4,339,000	3,132,000		3,464,000	3,496,000

Total with no related allowance recorded	$16,997,000	$15,715,000		$19,863,000	$21,488,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Second Quarter Average Recorded Principal Balance	Year-To- Date Average Recorded Principal Balance
With an allowance recorded
Commercial:
Commercial and industrial	$2,192,000	$2,192,000	$266,000	$1,661,000	$1,222,000
Vacant land, land development and residential construction	0	0	0	0	0
Real estate – owner occupied	761,000	761,000	84,000	872,000	826,000
Real estate – non-owner occupied	146,000	146,000	4,000	156,000	158,000
Real estate – multi-family and residential rental	0	0	0	0	0
Total commercial	3,099,000	3,099,000	354,000	2,689,000	2,206,000
Retail:
Home equity and other	160,000	140,000	123,000	242,000	256,000
1-4 family mortgages	412,000	412,000	69,000	581,000	620,000
Total retail	572,000	552,000	192,000	823,000	876,000

Total with an allowance recorded	$3,671,000	$3,651,000	$546,000	$3,512,000	$3,082,000

Total impaired loans:
Commercial	$15,757,000	$15,682,000	$354,000	$19,088,000	$20,198,000
Retail	4,911,000	3,684,000	192,000	4,287,000	4,372,000
Total impaired loans	$20,668,000	$19,366,000	$546,000	$23,375,000	$24,570,000

Impaired commercial loans for which no allocation of the allowance has been made in large part consist of performing troubled debt restructurings where the estimated collateral fair value exceeds the recorded principal balance, while impaired retail loans with no allowance allocation generally reflect situations whereby the recorded principal balance has been charged-down to estimated collateral fair value. Interest income recognized on accruing troubled debt restructurings totaled $0.4 million and $0.8 million during the second quarter and first six months of 2021, respectively. No interest income was recognized on nonaccrual loans during the second quarter and first six months of 2021. Lost interest income on nonaccrual loans totaled less than $0.1 million and $0.1 million during the second quarter and first six months of 2021, respectively.

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

Credit quality indicators were as follows as of June 30, 2022:

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4 (1)	$726,012,000	$40,317,000	$363,381,000	$508,666,000	$136,632,000
Grades 5 – 7	454,518,000	17,379,000	234,999,000	481,799,000	87,816,000
Grades 8 – 9	7,120,000	112,000	213,000	12,653,000	143,000
Total commercial	$1,187,650,000	$57,808,000	$598,593,000	$1,003,118,000	$224,591,000

Retail credit exposure – credit risk profiled by collateral type:

	Other Consumer Loans	Retail 1-4 Family Mortgages

Performing	$28,440,000	$622,061,000
Nonperforming	1,000	1,538,000
Total retail	$28,441,000	$623,599,000

(1)	Included in Commercial and Industrial Loans Grades 1 – 4 are $2.9 million of loans originated under the Paycheck Protection Program.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table reflects loan balances as of June 30, 2022 based on year of origination (dollars in thousands):

	2022	2021	2020	2019	2018	Prior	Term Total	Revolving Loans	Grand Total
Commercial:
Commercial and Industrial:
Grades 1 – 4	$73,547	$183,393	$54,533	$13,863	$3,792	$10,932	$340,060	$385,952	$726,012
Grades 5 – 7	122,198	68,241	62,274	9,459	2,074	600	264,846	189,672	454,518
Grades 8 – 9	3,849	249	0	0	55	47	4,200	2,920	7,120
Total	$199,594	$251,883	$116,807	$23,322	$5,921	$11,579	$609,106	$578,544	$1,187,650

Vacant Land, Land Development and Residential Construction:
Grades 1 – 4	$17,011	$19,004	$3,660	$0	$0	$354	$40,029	$288	$40,317
Grades 5 – 7	5,248	10,652	572	55	0	794	17,321	58	17,379
Grades 8 – 9	0	0	0	0	16	96	112	0	112
Total	$22,259	$29,656	$4,232	$55	$16	$1,244	$57,462	$346	$57,808

Real Estate – Owner Occupied:
Grades 1 – 4	$81,554	$175,628	$63,568	$20,865	$10,866	$10,900	$363,381	$0	$363,381
Grades 5 – 7	88,415	64,394	40,122	11,405	23,771	6,892	234,999	0	234,999
Grades 8 – 9	0	0	47	0	166	0	213	0	213
Total	$169,969	$240,022	$103,737	$32,270	$34,803	$17,792	$598,593	$0	$598,593

Real Estate – Non-Owner Occupied:
Grades 1 – 4	$64,529	$193,494	$144,040	$78,997	$10,428	$17,178	$508,666	$0	$508,666
Grades 5 – 7	83,053	178,420	133,404	23,436	15,620	47,866	481,799	0	481,799
Grades 8 – 9	6,849	5,804	0	0	0	0	12,653	0	12,653
Total	$154,431	$377,718	$277,444	$102,433	$26,048	$65,044	$1,003,118	$0	$1,003,118

Real Estate – Multi-Family and Residential Rental:
Grades 1 – 4	$26,872	$58,323	$37,867	$5,768	$3,121	$4,681	$136,632	$0	$136,632
Grades 5 – 7	38,618	26,763	13,928	3,486	3,591	1,430	87,816	0	87,816
Grades 8 – 9	88	0	0	0	0	55	143	0	143
Total	$65,578	$85,086	$51,795	$9,254	$6,712	$6,166	$224,591	$0	$224,591
Total Commercial	$611,831	$984,365	$554,015	$167,334	$73,500	$101,825	$2,492,870	$578,890	$3,071,760

Retail:
1-4 Family Mortgages	$174,239	$240,232	$97,334	$13,962	$15,543	$49,346	$590,656	$32,943	$623,599
Other Consumer Loans	2,905	3,822	1,599	1,447	624	702	11,099	17,342	28,441
Total Retail	$177,144	$244,054	$98,933	$15,409	$16,167	$50,048	$601,755	$50,285	$652,040

Grand Total	$788,975	$1,228,419	$652,948	$182,743	$89,667	$151,873	$3,094,625	$629,175	$3,723,800

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Activity in the allowance for credit losses during the three months and six months ended June 30, 2022 is as follows (dollars in thousands):

	Commercial and industrial	Commercial vacant land, land development and residential construction	Commercial real estate – owner occupied	Commercial real estate – non-owner occupied	Commercial real estate – multi-family and residential rental	1-4 family mortgages	Other consumer loans	Unallocated	Total
Allowance for credit losses:
Balance at 3-31-22	$8,413	$455	$5,803	$10,322	$1,276	$8,562	$191	$131	$35,153
Provision for credit losses	150	(10)	(251)	(708)	(8)	1,464	(28)	(109)	500
Charge-offs	0	0	0	0	0	0	(15)	0	(15)
Recoveries	45	1	26	0	6	241	17	0	336
Ending balance	$8,608	$446	$5,578	$9,614	$1,274	$10,267	$165	$22	$35,974

Balance at 12-31-21	$10,782	$420	$6,045	$13,301	$1,695	$2,449	$626	$45	$35,363
Adoption of ASU 2016-13	(1,571)	(43)	(560)	(2,534)	(621)	5,395	(411)	(55)	(400)
Provision for credit losses	(592)	96	35	(1,153)	186	2,057	(61)	32	600
Charge-offs	(171)	(29)	0	0	0	(2)	(18)	0	(220)
Recoveries	160	2	58	0	14	368	29	0	631
Ending balance	$8,608	$446	$5,578	$9,614	$1,274	$10,267	$165	$22	$35,974

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Activity in the allowance for loan losses during the three months and six months ended June 30, 2021 and the recorded investments in loans as of December 31, 2021 is as follows (dollars in thousands):

	Commercial and industrial	Commercial vacant land, land development and residential construction	Commercial real estate – owner occupied	Commercial real estate – non-owner occupied	Commercial real estate – multi-family and residential rental	Home equity and other	1–4 family mortgages	Unallocated	Total
Allowance for loan losses:
Balance at 3-31-21	$10,111	$720	$8,304	$13,751	$1,825	$841	$2,953	$190	$38,695
Provision for loan losses	(764)	(243)	(696)	(966)	(38)	(125)	(263)	(5)	(3,100)
Charge-offs	(54)	0	(12)	0	0	(2)	0	0	(68)
Recoveries	47	2	105	0	0	28	204	0	386
Ending balance	$9,340	$479	$7,701	$12,785	$1,787	$742	$2,894	$185	$35,913

Balance at 12-31-20	$9,424	$679	$8,246	$13,611	$1,819	$889	$3,240	$59	$37,967
Provision for loan losses	(181)	(203)	(877)	(826)	(32)	(207)	(600)	126	(2,800)
Charge-offs	(54)	(15)	(12)	0	0	(6)	(34)	0	(121)
Recoveries	151	18	344	0	0	66	288	0	867
Ending balance	$9,340	$479	$7,701	$12,785	$1,787	$742	$2,894	$185	$35,913

Ending balance: individually evaluated for impairment	$355	$0	$117	$5	$0	$207	$103	$0	$787

Ending balance: collectively evaluated for impairment	$8,985	$479	$7,584	$12,780	$1,787	$535	$2,791	$185	$35,126

Total loans (*):
Ending balance	$1,097,309	$43,239	$565,758	$1,027,415	$176,593	$60,488	$442,547		$3,413,349

Ending balance: individually evaluated for impairment	$5,010	$0	$10,435	$146	$91	$1,247	$2,437		$19,366

Ending balance: collectively evaluated for impairment	$1,092,299	$43,239	$555,323	$1,027,269	$176,502	$59,241	$440,110		$3,393,983

(*)	Excludes $40.1 million in loans originated under the Paycheck Protection Program.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Loans modified as troubled debt restructurings during the three months ended June 30, 2022 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance

Commercial:
Commercial and industrial	2	$6,573,000	$6,573,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	2	6,573,000	6,573,000

Retail:
1-4 family mortgages	1	84,000	84,000
Other consumer loans	0	0	0
Total retail	1	84,000	84,000

Total loans	3	$6,657,000	$6,657,000

Loans modified as troubled debt restructurings during the six months ended June 30, 2022 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance

Commercial:
Commercial and industrial	2	$6,573,000	$6,573,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	2	6,573,000	6,573,000

Retail:
1-4 family mortgages	3	212,000	212,000
Other consumer loans	0	0	0
Total retail	3	212,000	212,000

Total loans	5	$6,785,000	$6,785,000

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

The following loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended June 30, 2022 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	0	$0

The following loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the six months ended June 30, 2022 (amounts as of period end):

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during the three months ended June 30, 2022 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$2,829,000	$0	$89,000	$143,000	$90,000
Charge-Offs	0	0	0	0	0
Payments (net)	536,000	0	(2,000)	(4,000)	(2,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	6,573,000	0	0	0	0
Ending Balance	$9,938,000	$0	$87,000	$139,000	$88,000

	Retail	Retail
	1-4 Family	Other Consumer
	Mortgages	Loans
Retail Loan Portfolio:
Beginning Balance	$2,346,000	$13,000
Charge-Offs	0	0
Payments (net)	(91,000)	(10,000)
Transfers to ORE	0	0
Net Additions/Deletions	84,000	0
Ending Balance	$2,339,000	$3,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during the six months ended June 30, 2022 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$4,973,000	$0	$10,435,000	$146,000	$91,000
Charge-Offs	0	0	0	0	0
Payments (net)	324,000	0	(9,679,000)	(7,000)	(3,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	4,641,000	0	(669,000)	0	0
Ending Balance	$9,938,000	$0	$87,000	$139,000	$88,000

	Retail	Retail
	1-4 Family	Other Consumer
	Mortgages	Loans
Retail Loan Portfolio:
Beginning Balance	$627,000	$1,202,000
Charge-Offs	0	0
Payments (net)	(169,000)	(12,000)
Transfers to ORE	0	0
Net Additions/Deletions (1)	1,881,000	(1,187,000)
Ending Balance	$2,339,000	$3,000

(1)

Includes $1.2 million in the transfer of home equity lines of credit from other consumer loans to 1-4 family mortgages in association with the adoption of the CECL methodology effective January 1, 2022.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during the three months ended June 30, 2021 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$3,760,000	$0	$13,887,000	$471,000	$0
Charge-Offs	0	0	0	0	0
Payments (net)	(845,000)	0	(685,000)	(318,000)	0
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	2,648,000	0	686,000	0	0
Ending Balance	$5,563,000	$0	$13,888,000	$153,000	$0

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$1,099,000	$820,000
Charge-Offs	0	0
Payments (net)	(115,000)	(131,000)
Transfers to ORE	0	0
Net Additions/Deletions	412,000	10,000
Ending Balance	$1,396,000	$699,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during the six months ended June 30, 2021 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$6,414,000	$0	$14,797,000	$480,000	$0
Charge-Offs	0	0	0	0	0
Payments (net)	(3,521,000)	0	(1,595,000)	(327,000)	0
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	2,670,000	0	686,000	0	0
Ending Balance	$5,563,000	$0	$13,888,000	$153,000	$0

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$1,146,000	$806,000
Charge-Offs	0	0
Payments (net)	(232,000)	(153,000)
Transfers to ORE	0	0
Net Additions/Deletions	482,000	46,000
Ending Balance	$1,396,000	$699,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	June 30, 2022	December 31, 2021

Land and improvements	$13,504,000	$15,111,000
Buildings	51,555,000	56,168,000
Furniture and equipment	22,647,000	22,974,000
	87,706,000	94,253,000
Less: accumulated depreciation	36,304,000	36,955,000

Premises and equipment, net	$51,402,000	$57,298,000

Depreciation expense totaled $1.5 million and $1.4 million during the second quarters of 2022 and 2021, respectively. Depreciation expense totaled $3.1 million during the first six months of 2022, compared to $2.8 million during the first six months of 2021.

We enter into facility leases in the normal course of business. As of June 30, 2022 and December 31, 2021, we were under lease contracts for ten of our banking facilities. The leases had maturity dates ranging from June, 2023 through December, 2026, with a weighted average life of 2.5 years and 2.8 years as of June 30, 2022 and December 31, 2021, respectively. All of our leases have multiple three- to five-year extensions; however, those were not factored in the lease maturities and weighted average lease term as it is not reasonably certain we will exercise the options.

Leases are classified as either operating or finance leases at the lease commitment date, with all of our current leases determined to be operating leases. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term, while lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date at the estimated present value of lease payments over the lease term. We use our incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments. The weighted average discount rate for leases was 4.70% as of June 30, 2022 and December 31, 2021.

The right-of-use assets, included in premises and equipment, net on our Consolidated Balance Sheets, and the lease liabilities, included in other liabilities on our Consolidated Balance Sheets, each totaled $3.0 million as of June 30, 2022, and $3.6 million as of December 31, 2021. As permitted by applicable accounting standards, we have elected not to recognize short-term leases with original terms of twelve months or less on our Consolidated Balance Sheet. Total operating lease expense associated with the leases aggregated $0.2 million during the second quarters of 2022 and 2021, and $0.4 million during the first six months of 2022 and 2021.

Future lease payments at June 30, 2022 totaled $4.3 million, comprised of $0.6 million in one year, $1.2 million in one to three years, $0.2 million in three to five years and $2.3 million in over five years. Future lease payments at December 31, 2021 totaled $3.6 million, comprised of $0.8 million in one year, $1.4 million in one to three years, $0.3 million in three to five years and $1.1 million in over five years.

As part of the relocation of our Lansing operations, we completed the sale of our Lansing facility on July 14, 2022. For financial statement purposes in this Form 10-Q, we transferred from premises and equipment, net to other assets the $2.8 million in net proceeds from the sale and recorded a loss on sale of $0.4 million.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	DEPOSITS

Our total deposits at June 30, 2022 totaled $3.87 billion, a decrease of $209 million, or 5.1%, from December 31, 2021. The components of our outstanding balances at June 30, 2022 and December 31, 2021, and percentage change in deposits from the end of 2021 to the end of the second quarter of 2022, are as follows:

	June 30, 2022		December 31, 2021		Percent Increase
	Balance	%	Balance	%	(Decrease)

Noninterest-bearing demand	$1,740,432,000	44.9%	$1,677,952,000	41.1%	3.7%
Interest-bearing checking	481,016,000	12.4	538,838,000	13.2	(10.7)
Money market	889,035,000	23.0	1,040,176,000	25.5	(14.5)
Savings	409,505,000	10.6	394,330,000	9.7	3.8
Time, under $100,000	120,930,000	3.1	132,776,000	3.2	(8.9)
Time, $100,000 and over	232,975,000	6.0	275,208,000	6.7	(15.3)
Total local deposits	3,873,893,000	100.0	4,059,280,000	99.4	(4.6)

Out-of-area time, $100,000 and over	0	0.0	23,913,000	0.6	(100.0%)

Total deposits	$3,873,893,000	100.0%	$4,083,193,000	100.0%	(5.1%)

Total time deposits of more than $250,000 totaled $152 million and $207 million at June 30, 2022 and December 31, 2021, respectively.

6.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements follows:

	Six Months Ended June 30, 2022	Twelve Months Ended December 31, 2021

Outstanding balance at end of period	$203,339,000	$197,463,000
Average interest rate at end of period	0.10%	0.11%

Average daily balance during the period	$196,327,000	$158,855,000
Average interest rate during the period	0.10%	0.11%
Maximum daily balance during the period	$224,345,000	$209,093,000

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

Federal Home Loan Bank of Indianapolis (“FHLBI”) bullet advances totaled $334 million at June 30, 2022, and were expected to mature at varying dates from July 2022 through June 2027, with fixed rates of interest from 0.55% to 3.18% and averaging 1.96%. FHLBI bullet advances totaled $374 million at December 31, 2021, and were expected to mature at varying dates from January 2022 through June 2027, with fixed rates of interest from 0.55% to 3.18% and averaging 2.00%.

Maturities of FHLBI bullet advances as of June 30, 2022 were as follows:

2022	$54,000,000
2023	80,000,000
2024	80,000,000
2025	50,000,000
2026	30,000,000
Thereafter	40,000,000

FHLBI amortizing advances totaled $28.3 million as of June 30, 2022, with an average rate of 2.52%. We had no FHLBI amortizing advances outstanding as of December 31, 2021. FHLBI amortizing advances are obtained periodically to assist in managing interest rate risk associated with certain longer-term fixed rate commercial loans, with annual principal payments that closely align with the scheduled amortization of the underlying commercial loans.

Scheduled principal payments of FHLBI amortizing advances were as follows:

2022	$0
2023	353,000
2024	826,000
2025	862,000
2026	899,000
Thereafter	25,323,000

Each advance is payable at its maturity date and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of June 30, 2022 totaled $932 million, with remaining availability based on collateral equaling $564 million.

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

We have determined that our commercial-related lending commitments are unconditionally cancellable. Additionally, the vast majority of unfunded commercial loan commitments consist of revolving lines of credit wherein the aggregate amounts outstanding and available remain relatively stable, and any seasonality of line usage is nominal. Line of credit draws, irrespective of the maximum credit or individual note amount, are governed by borrowing or advance formulas, while draws off of commercial and residential construction loans are governed by the receipt and satisfactory review of contractor and subcontractor sworn statements, lien waivers and title insurance company endorsements. Letters of credit are rarely drawn. For retail lines of credit, including home equity lines of credit, overdraft protection lines of credit and personal unsecured lines of credit, and credit cards, average outstanding balances as a percent of total available credit have remained relatively steady over the past several years. We determined allowance requirements for these credit types by calculating the difference between the average percent outstanding of the funded commitments over the past several years to actual percent outstanding as of June 30, 2022 and applying the respective expected loss allocation factors to the difference as this difference represents the average of unfunded commitments we expect to eventually be drawn upon. The calculated allowance for the retail lines of credit and credit cards as of June 30, 2022 was $0.2 million.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at June 30, 2022 and December 31, 2021 follows:

	June 30, 2022	December 31, 2021

Commercial unused lines of credit	$1,158,512,000	$1,098,951,000
Unused lines of credit secured by 1 – 4 family residential properties	66,431,000	64,313,000
Credit card unused lines of credit	106,939,000	92,146,000
Other consumer unused lines of credit	91,987,000	64,876,000
Commitments to make loans	252,579,000	212,476,000
Standby letters of credit	35,005,000	33,109,000
	$1,711,453,000	$1,565,871,000

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

The fair values of derivative instruments as of June 30, 2022 are reflected in the following table.

	Notional Amount	Balance Sheet Location	Fair Value
Derivative Assets
Interest rate swaps	$340,692,000	Other Assets	$17,069,000

Derivative Liabilities
Interest rate swaps	340,692,000	Other Liabilities	17,196,000

The effect of interest rate swaps that are not designated as hedging instruments resulted in noninterest income of $0.1 million during the first six months of 2022.

The value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $17.2 million as of June 30, 2022. Cash collateral totaling $18.0 million was provided by the counterparty correspondent banks as of June 30, 2022.

Interest rate swaps entered into with commercial loan customers had notional amounts aggregating $341 million as of June 30, 2022. Associated credit exposure is generally mitigated by securing the interest rates swaps with the underlying collateral of the loan instrument that has been hedged.

The fair values of derivative instruments as of December 31, 2021 are reflected in the following table.

	Notional Amount	Balance Sheet Location	Fair Value

Derivative Assets
Interest rate swaps	$279,419,000	Other Assets	$4,609,000

Derivative Liabilities
Interest rate swaps	279,419,000	Other Liabilities	4,857,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	DERIVATIVES AND HEDGING INSTRUMENTS (Continued)

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

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	Level in	June 30, 2022		December 31, 2021
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Values	Values	Values	Values
Financial assets:
Cash	Level 1	$18,692	$18,692	$17,872	$17,872
Cash equivalents	Level 1	460,413	460,413	957,288	957,288
Securities available for sale	(1)	603,638	603,638	592,743	592,743
FHLBI stock	(2)	17,721	17,721	18,002	18,002
Loans, net	Level 3	3,687,826	3,632,452	3,418,096	3,498,345
Mortgage loans held for sale	Level 2	12,964	13,283	16,117	16,707
Mortgage servicing rights	Level 2	12,286	16,547	12,248	15,445
Accrued interest receivable	Level 2	10,884	10,884	9,311	9,311
Interest rate swaps	Level 2	17,069	17,069	4,609	4,609

Financial liabilities:
Deposits	Level 2	3,873,893	3,573,291	4,083,193	4,028,249
Repurchase agreements	Level 2	203,339	203,339	197,463	197,463
FHLBI advances	Level 2	362,263	347,018	374,000	384,927
Subordinated debentures	Level 2	48,585	52,820	48,244	48,284
Subordinated notes	Level 2	88,457	83,679	73,646	73,646
Accrued interest payable	Level 2	2,834	2,834	1,393	1,393
Interest rate swaps	Level 2	17,196	17,196	4,857	4,857

(1)	See Note 11 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.

(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions; therefore, fair value is estimated at carrying amount.

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

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government agencies, and municipal general obligation and revenue bonds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information that becomes known to us necessitates an impairment. There was no such impairment as of June 30, 2022 or December 31, 2021. We have no Level 1 securities available for sale.

Derivatives. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves.

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of June 30, 2022 and December 31, 2021, we determined the fair value of our mortgage loans held for sale to be $13.3 million and $16.7 million, respectively.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	FAIR VALUES (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government agency debt obligations	$407,335,000	$0	$407,335,000	$0
Mortgage-backed securities	36,364,000	0	36,364,000	0
Municipal general obligation bonds	137,673,000	0	137,050,000	623,000
Municipal revenue bonds	21,766,000	0	21,766,000	0
Other investments	500,000	0	500,000	0
Interest rate swaps	17,069,000	0	17,069,000	0
Total	$620,707,000	$0	$620,084,000	$623,000

There were no transfers in or out of Level 1, Level 2 or Level 3 during the first six months of 2022. The less than $0.1 million reduction in Level 3 municipal general obligation bonds during the first six months of 2022 reflects the scheduled maturities of such bonds.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	FAIR VALUES (Continued)

There were no transfers in or out of Level 1, Level 2 or Level 3 during 2021.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2022 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Loans	$7,116,000	$0	$0	$7,116,000
Foreclosed assets	0	0	0	0
Total	$7,116,000	$0	$0	$7,116,000

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2021 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	$3,807,000	$0	$0	$3,807,000
Foreclosed assets	0	0	0	0
Total	$3,807,000	$0	$0	$3,807,000

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At June 30, 2022 and December 31, 2021, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since June 30, 2022 that we believe have changed our bank’s categorization.

Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Total capital (to risk weighted assets)
Consolidated	$597,495	13.8	$346,868	8.0%	$ NA	NA	%
Bank	582,487	13.4	346,698	8.0	433,372	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	473,065	10.9	260,151	6.0	NA	NA
Bank	546,513	12.6	260,023	6.0	346,698	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	426,553	9.8	195,114	4.5	NA	NA
Bank	546,513	12.6	195,018	4.5	281,692	6.5
Tier 1 capital (to average assets)
Consolidated	473,065	9.3	203,286	4.0	NA	NA
Bank	546,513	10.8	203,201	4.0	254,001	5.0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	REGULATORY MATTERS (Continued)

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total capital (to risk weighted assets)
Consolidated	$565,143	14.0%	$324,101	8.0%	$ NA	NA	%
Bank	551,760	13.6	323,928	8.0	404,910	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	456,133	11.3	243,076	6.0	NA	NA
Bank	516,397	12.8	242,946	6.0	323,928	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	409,963	10.1	182,307	4.5	NA	NA
Bank	516,397	12.8	182,210	4.5	263,192	6.5
Tier 1 capital (to average assets)
Consolidated	456,133	9.2	198,574	4.0	NA	NA
Bank	516,397	10.4	198,510	4.0	248,137	5.0

Our consolidated capital levels as of June 30, 2022 and December 31, 2021 include $46.5 million and $46.2 million, respectively, of trust preferred securities. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of June 30, 2022 and December 31, 2021, all $46.5 million and $46.2 million, respectively, of the trust preferred securities were included in our consolidated Tier 1 capital.

Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of June 30, 2022, our bank met all capital adequacy requirements under the BASEL III capital rules.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  REGULATORY MATTERS (Continued)

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 13, 2022, our Board of Directors declared a cash dividend on our common stock in the amount of $0.31 per share that was paid on March 16, 2022 to shareholders of record as of March 4, 2022. On April 14, 2022, our Board of Directors declared a cash dividend on our common stock in the amount of $0.31 per share that was paid on June 15, 2022 to shareholders of record as of June 3, 2022. On July 14, 2022, our Board of Directors declared a cash dividend on our common stock in the amount of $0.32 per share that will be paid on September 14, 2022 to shareholders of record as of September 2, 2022.

As of June 30, 2022, we had the ability to repurchase up to $6.8 million in common stock shares from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations as part of a $20.0 million common stock repurchase program announced in May 2021. No shares were repurchased during the first six months of 2022. Historically, stock repurchases have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank.

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

Future Factors include, among others, adverse changes in interest rates and interest rate relationships; increasing rates of inflation and slower growth rates; significant declines in the value of commercial real estate; market volatility; demand for products and services; the degree of competition by traditional and non-traditional financial service companies; changes in banking regulation or actions by bank regulators; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; potential cyber-attacks, information security breaches, and other criminal activities on our computer systems; litigation liabilities; governmental and regulatory policy changes; the outcomes of existing or future contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; damage to our reputation resulting from adverse publicity, regulatory actions, litigation, operational failures, and the failure to meet client expectations and other facts; adoption of SOFR and changes in the method of determining SOFR; direct and indirect climate change matters; changes in the national and local economies, including the ongoing disruption to financial markets and other economic activity caused by the Coronavirus Pandemic and unstable political and economic environments; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2021. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Bank (“our bank”) and our bank’s subsidiary Mercantile Insurance Center, Inc., at June 30, 2022 and December 31, 2021 and the results of operations for the three months and six months ended June 30, 2022 and June 30, 2021. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

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

Changes in the allowance for credit losses under CECL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2022, there was no allowance for credit losses related to the available for sale debt securities portfolio.

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

The Paycheck Protection Program (“PPP”) reflects a substantial expansion of the Small Business Administration’s 100% guaranteed 7(a) loan program. The CARES Act authorized up to $350 billion in loans to businesses with fewer than 500 employees, including non-profit organizations, tribal business concerns, self-employed and individual contractors. The PPP provides 100% guaranteed loans to cover specific operating costs. PPP loans are eligible to be forgiven based upon certain criteria. In general, the amount of the loan that is forgivable is the sum of the payroll costs, interest payments on mortgages, rent and utilities incurred or paid by the business during a prescribed period beginning on the loan origination date. Any remaining balance after forgiveness is maintained at the 100% guarantee for the duration of the loan. The interest rate on the loan is fixed at 1.00%, with the financial institution receiving a loan origination fee paid by the Small Business Administration. The loan origination fees, net of the direct origination costs, are accreted into interest income on loans using the level yield methodology. The program ended on August 8, 2020. We originated approximately 2,200 loans aggregating $553 million. As of June 30, 2022, we recorded forgiveness transactions on all but twelve loans aggregating $0.7 million. Net loan origination fees of less than $0.1 million were recorded during the first six months of 2022.

The Consolidated Appropriations Act, 2021 authorized an additional $284 billion in Second Draw PPP loans (“Second Draw”). The program ended on May 31, 2021. Under the Second Draw, we originated approximately 1,200 loans aggregating $209 million. As of June 30, 2022, we recorded forgiveness transactions on all but nine loans aggregating $2.2 million. Net loan origination fees of $0.9 million were recorded during the first six months of 2022.

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

Financial Overview

We reported net income of $11.7 million, or $0.74 per diluted share, for the second quarter of 2022, compared with net income of $18.1 million, or $1.12 per diluted share, during the second quarter of 2021. Net income for the first six months of 2022 totaled $23.2 million, or $1.47 per diluted share, compared to $32.3 million, or $2.00 per diluted share, during the first six months of 2021. Higher net interest income, stemming from an improving net interest margin and ongoing strong loan growth, combined with continued strength in asset quality metrics and increases in several key fee income revenue streams, in large part mitigated a significant decline in residential mortgage banking revenue as industry-wide originations come off of the record levels of 2020 and 2021, which were driven by low residential mortgage rates and resulting refinance activity. Our earnings performance in the 2021 periods also benefited from large negative loan loss provisions reflecting improved economic conditions and expectations during those time periods.

Commercial loans increased $121 million during the first six months of 2022, reflecting the net impact of growth in core commercial loans and payment activities under the PPP. Core commercial loans increased $159 million, or almost 11% on an annualized basis, while PPP payment activities aggregated $37.2 million, during the first six months of 2022. Core commercial and industrial loans increased $87.4 million, multi-family and residential rental property loans grew $48.0 million, owner-occupied commercial real estate (“CRE”) loans were up $32.8 million, and vacant land, land development and residential construction loans increased $14.6 million, while non-owner occupied CRE loans were down $24.3 million. As a percentage of total commercial loans, commercial and industrial loans (excluding PPP loans) and owner occupied CRE loans combined equaled 58.1% as of June 30, 2022, compared to 57.1% at December 31, 2021. The new commercial loan pipeline remains strong, and at June 30, 2022, we had $175 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase.

Residential mortgage loans, excluding home equity lines of credit, increased $148 million during the first six months of 2022, representing a growth rate of over 66% on an annualized basis. With the increase in residential mortgage loan rates during the first half of 2022, we have witnessed a shift in borrowers primarily now selecting adjustable rate residential mortgage loans compared to fixed rate residential mortgage loans in the previous couple of years. Generally, we sell fixed rate residential mortgage loans to third-party investors, while we maintain adjustable rate residential mortgage loans on our balance sheet. During the first six months of 2022, approximately 64% of our residential mortgage loan production was comprised of adjustable rate loans, compared to about 30% during the first six months of 2021. The shift in product mix impacts the timing of revenue recognition; it takes an estimated 24 months for the amount of interest income earned on a residential mortgage loan that is retained on our balance sheet to approximate the amount of the immediately recorded gain on sale of a residential mortgage loan that has been sold to an investor.

MERCANTILE BANK CORPORATION

The overall quality of our loan portfolio remains strong, with nonperforming loans equaling only 0.05% of total loans as of June 30, 2022. Accruing loans past due 30 to 89 days remain very low, and we had no foreclosed properties as of June 30, 2022. Gross loan charge-offs totaled less than $0.1 million during the second quarter of 2022, and aggregated $0.2 million for the first six months of the year, while recoveries of prior period loan charge-offs equaled $0.3 million and $0.6 million during the respective time periods. A net loan recovery, as a percentage of average total loans, equaled an annualized 0.04% and 0.02% during the second quarter and first six months of 2022, respectively.

We recorded provisions for credit losses of $0.5 million and $0.6 million during the second quarter and first six months of 2022, respectively, compared to negative provisions for loan losses of $3.1 million and $2.8 million during the respective time periods in 2021. The provision expense recorded during the second quarter of 2022 mainly reflected allocations necessitated by net commercial and residential mortgage loan growth, increased specific reserves on certain problem commercial loans, and a higher reserve on residential mortgage loans stemming from a projected increased average life of the portfolio, which were not fully mitigated by the combined impact of a reduced Covid-19 environmental allocation, net loan recoveries and continued strong loan quality metrics. Our provision expense totaled $0.1 million during the first quarter of 2022, in large part reflecting allocations necessitated by net loan growth which was mitigated by net loan recoveries and continued strong loan quality metrics. Our adoption of Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments, on January 1, 2022, resulted in a $0.4 million one-time reduction to the allowance for credit losses. The negative provision expense recorded in the 2021 periods was mainly comprised of a reduced reserve allocation associated with the economic and business conditions environmental factor, reflecting improvement in both current and forecasted economic conditions.

Interest-earning balances, primarily consisting of funds deposited at the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate risk sensitivity. During the first six months of 2022, the average balance of these funds equaled $657 million, or 13.6% of average earning assets, compared to $606 million, or 13.8% of average earning assets, during the first six months of 2021; these levels are substantially higher than our typical average balance of $75 million, or approximately 2% of average earning assets. The elevated levels during 2021 and through the first half of 2022 primarily reflect increased local deposits stemming from Covid-19-related federal government stimulus payments and reduced business and consumer investing and spending, and have had a significant negative impact on our net interest margin.

Total deposits decreased $209 million during the first six months of 2022, totaling $3.87 billion at June 30, 2022. Local deposits decreased $185 million and out-of-area deposits declined $23.9 million. The reduced level of local deposits primarily reflected a single customer’s anticipated withdrawal of a majority of funds that were obtained from the sale of a business and deposited in late 2021; excluding this withdrawal, total local deposits were relatively steady during the first six months of 2022.

Net interest income increased $3.5 million and $4.8 million during the second quarter and first six months of 2022, respectively, compared to the respective time periods in 2021. Interest income was $3.8 million and $4.9 million higher during the second quarter and first six months of 2022 when compared to the same time periods in 2021, in large part reflecting higher average balances of earning assets and an increasing interest rate environment. Interest expense was $0.3 million and $0.1 million higher during the second quarter and first six months of 2022 when compared to the respective time periods in 2021, primarily reflecting the net impact of lower deposit interest costs and increased costs on borrowed funds associated with the $90.0 million in subordinated notes issued in December 2021 and January 2022.

Noninterest income decreased $6.8 million and $11.0 million during the second quarter and first six months of 2022, respectively, compared to the respective time periods in 2021. Mortgage banking income was $5.7 million and $11.3 million lower during the second quarter and first six months of 2022 when compared to the same time periods in 2021, in large part reflecting increased residential mortgage loan rates which substantially reduced the volume of refinance activity. We continued to record growth in treasury management-related fee income categories, such as service charges on accounts, credit and debit card income and payroll processing. Combined, we recorded growth of approximately 16% when comparing the second quarter and first six months of 2022 with the respective time periods in 2021.

MERCANTILE BANK CORPORATION

Noninterest expense increased $0.8 million and $1.4 million during the second quarter and first six months of 2022, respectively, compared to the respective time periods in 2021. During the second quarter of 2022, we contributed $0.5 million to The Mercantile Bank Foundation. Excluding the charitable contribution, overhead costs were relatively unchanged during the 2022 periods when compared to the 2021 periods.

Financial Condition

Our total assets decreased $199 million during the first six months of 2022, and totaled $5.06 billion as of June 30, 2022. Total loans increased $270 million and securities available for sale were up $10.9 million, while interest-earning deposits declined $526 million. Total deposits decreased $209 million.

Commercial loans increased $121 million during the first six months of 2022, reflecting the net impact of growth in core commercial loans and payment activities under the PPP. Core commercial loans increased $159 million, or almost 11% on an annualized basis, while PPP payment activities aggregated $37.2 million, during the first six months of 2022. Core commercial and industrial loans increased $87.4 million, multi-family and residential rental property loans grew $48.0 million, owner-occupied CRE loans were up $32.8 million, and vacant land, land development and residential construction loans increased $14.6 million, while non-owner occupied CRE loans were down $24.3 million. As a percentage of total commercial loans, commercial and industrial loans (excluding PPP loans) and owner occupied CRE loans combined equaled 58.1% as of June 30, 2022, compared to 57.1% at December 31, 2021. At June 30, 2022, commercial loans totaled $3.07 billion, or 82.5% of the loan portfolio. As of December 31, 2021, the commercial loan portfolio comprised 85.4% of total loans.

As of June 30, 2022, availability on existing construction and development loans totaled $175 million, with most of those funds expected to be drawn over the next 12 to 18 months. Our current pipeline reports indicate continued strong commercial loan funding opportunities in future periods, including approximately $253 million in new lending commitments, a majority of which we expect to be accepted and funded over the next 12 to 18 months. Our commercial lenders also report ongoing additional opportunities they are currently discussing with existing and potentially new borrowers. We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship, as well as concentration limits we have established within our commercial loan portfolio. Usage of existing commercial lines of credit averaged 34% during the first six months of 2022. Historically, the level of commercial lines of credit usage equaled 40% to 45%; however, the level averaged approximately 32% since the onset of the Coronavirus Pandemic through the end of the third quarter of 2021.

Residential mortgage loans, excluding home equity lines of credit, increased $148 million during the first six months of 2022, totaling $590 million, or 15.9% of total loans, as of June 30, 2022. The increasing interest rate environment has had a significant impact on our residential mortgage banking operations, especially in regards to the volume of refinance activity and the borrower selection of fixed rate versus adjustable rate residential mortgage products which combined have resulted in a material decline in the volume of residential mortgage loans being sold. Residential mortgage volume totaled $359 million during the first six months of 2022, compared to $482 million during the same time period in 2021, a decline of $123 million, or over 25%. Refinance volume declined $156 million; however, home purchase activity increased $32.8 million. Residential mortgage loans originated for sale generally consist of longer-term fixed rate residential mortgage loans, while adjustable rate residential mortgage loans are maintained in the residential mortgage loan portfolio. We have experienced a significant pattern shift as it pertains to the type of residential mortgage loan product selected by our borrowers with a majority now selecting adjustable rate offerings compared to the past couple of years when a longer-term fixed rate was the most popular selection. During the first six months of 2022, approximately 36% of residential mortgage loan production consisted of longer-term fixed rate loans, compared to a level of about 70% during the first six months of 2021.

Home equity lines of credit and other consumer-related loans increased $1.3 million during the first six months of 2022, and at June 30, 2022 totaled $61.7 million, or 1.7% of total loans. Home equity lines of credit and other consumer-related loans comprised 1.8% of total loans as of December 31, 2021. We expect the dollar volume of this loan portfolio segment to remain relatively stable in future periods.

MERCANTILE BANK CORPORATION

The following table summarizes our loan portfolio over the past twelve months:

	6/30/22	3/31/22	12/31/21	9/30/21	6/30/21
Commercial:
Commercial & Industrial (1)	$1,187,650,000	$1,153,814,000	$1,137,419,000	$1,074,394,000	$1,103,807,000
Land Development & Construction	57,808,000	52,693,000	43,239,000	38,380,000	43,111,000
Owner Occupied Commercial RE	598,593,000	582,732,000	565,758,000	551,762,000	550,504,000
Non-Owner Occupied Commercial RE	1,003,118,000	1,007,361,000	1,027,415,000	998,697,000	950,993,000
Multi-Family & Residential Rental	224,591,000	207,962,000	176,593,000	179,126,000	161,894,000
Total Commercial	3,071,760,000	3,004,562,000	2,950,424,000	2,842,359,000	2,810,309,000

Retail (2):
1-4 Family Mortgages	623,599,000	522,556,000	442,547,000	411,618,000	380,292,000
Other Consumer Loans	28,441,000	28,672,000	60,488,000	59,732,000	58,240,000
Total Retail	652,040,000	551,228,000	503,035,000	471,350,000	438,532,000

Total	$3,723,800,000	$3,555,790,000	$3,453,459,000	$3,313,709,000	$3,248,841,000

(1)

Includes $2.9 million, $12.2 million, $40.1 million, $116 million, and $246 million in loans originated under the Paycheck Protection Program for June 30, 2022, March 31, 2022, December 31, 2021, September 30, 2021, and June 30, 2021, respectively.

(2)

For March 31, 2022 and June 30, 2022, home equity lines of credit balances are included in 1-4 family mortgage loans. For prior periods, home equity lines of credit balances are included in other consumer loans.

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

Nonperforming loans, comprised of nonaccrual loans and loans past due 90 days or more and accruing interest, totaled $1.8 million (0.1% of total loans) as of June 30, 2022, compared to $2.5 million (0.1% of total loans) as of December 31, 2021. Given the low levels of nonperforming loans and accruing loans 30 to 89 days delinquent, combined with the manageable and steady level of watch list credits and what we believe are strong credit administration practices, we remain pleased with the overall quality of the loan portfolio. We had no foreclosed properties as of June 30, 2022 or December 31, 2021.

MERCANTILE BANK CORPORATION

The following tables provide a breakdown of nonperforming assets by collateral type:

NONPERFORMING LOANS

	6/30/22	3/31/22	12/31/21	9/30/21	6/30/21
Residential Real Estate:
Land Development	$30,000	$31,000	$32,000	$33,000	$34,000
Construction	0	0	0	0	0
Owner Occupied / Rental	1,508,000	1,579,000	1,768,000	2,052,000	2,096,000
	1,538,000	1,610,000	1,800,000	2,085,000	2,130,000

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	0	0	0	0	0
Non-Owner Occupied	0	0	0	0	0
	0	0	0	0	0

Non-Real Estate:
Commercial Assets	248,000	0	662,000	673,000	606,000
Consumer Assets	1,000	2,000	6,000	8,000	10,000
	249,000	2,000	668,000	681,000	616,000

Total	$1,787,000	$1,612,000	$2,468,000	$2,766,000	$2,746,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	6/30/22	3/31/22	12/31/21	9/30/21	6/30/21
Residential Real Estate:
Land Development	$0	$0	$0	$0	$0
Construction	0	0	0	0	0
Owner Occupied / Rental	0	0	0	11,000	41,000
	0	0	0	11,000	41,000

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	0	0	0	100,000	363,000
Non-Owner Occupied	0	0	0	0	0
	0	0	0	100,000	363,000

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$0	$0	$0	$111,000	$404,000

MERCANTILE BANK CORPORATION

NONPERFORMING LOANS RECONCILIATION

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
	2022	2022	2021	2021	2021

Beginning balance	$1,612,000	$2,468,000	$2,766,000	$2,746,000	$2,793,000
Additions, net of transfers to ORE	309,000	93,000	218,000	361,000	492,000
Returns to performing status	0	(213,000)	0	(50,000)	0
Principal payments	(134,000)	(641,000)	(377,000)	(291,000)	(484,000)
Loan charge-offs	0	(95,000)	(139,000)	0	(55,000)

Total	$1,787,000	$1,612,000	$2,468,000	$2,766,000	$2,746,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
	2022	2022	2021	2021	2021

Beginning balance	$0	$0	$111,000	$404,000	$374,000
Additions	0	0	0	0	30,000
Sale proceeds	0	0	(111,000)	(209,000)	0
Valuation write-downs	0	0	0	(84,000)	0

Total	$0	$0	$0	$111,000	$404,000

Loan charge-offs totaled less than $0.1 million during the second quarter of 2022, and aggregated $0.2 million during the first six months of 2022, while recoveries of prior period loan charge-offs equaled $0.3 million and $0.6 million during the respective time periods. A net loan recovery, as a percentage of average total loans, equaled an annualized 0.04% and 0.02% during the second quarter and first six months of 2022, respectively. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries. The allowance equaled $36.0 million, or 0.97% of total loans, and over 2,000% of nonperforming loans as of June 30, 2022.

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

MERCANTILE BANK CORPORATION

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

As of June 30, 2022, the allowance was comprised of $35.0 million in general reserves relating to performing loans and $1.0 million in specific reserves on other loans, primarily accruing loans designated as troubled debt restructurings. Specific reserve allocations relating to nonaccrual loans were nominal in amount. Troubled debt restructurings totaled $12.6 million at June 30, 2022, consisting of $0.4 million that are on nonaccrual status and $12.2 million that are on accrual status. The latter are not included in our nonperforming loan totals. Loans with an aggregate carrying value of $0.4 million as of June 30, 2022 had been subject to previous partial charge-offs aggregating $0.4 million over the past several years. As of June 30, 2022, there were no specific reserves allocated to loans that had been subject to a previous partial charge-off.

The following table provides a breakdown of our loans categorized as troubled debt restructurings:

	6/30/22	3/31/22	12/31/21	9/30/21	6/30/21

Performing	$12,174,000	$5,131,000	$16,728,000	$20,518,000	$20,840,000
Nonperforming	420,000	379,000	746,000	782,000	859,000

Total	$12,594,000	$5,510,000	$17,474,000	$21,300,000	$21,699,000

Although we believe the allowance is adequate to absorb loan losses in our originated loan portfolio as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Securities available for sale increased $10.9 million during the first six months of 2022, totaling $604 million as of June 30, 2022. Purchases of U.S. Government agency bonds totaled $54.5 million during the first six months of 2022. Purchases of U.S. Government agency guaranteed mortgage-backed securities totaled $2.1 million during the first six months of 2022, consisting of investments in CRA-qualified securities, generally reflecting the reinvestment of $3.2 million from principal paydowns on U.S. Government agency guaranteed mortgage-backed securities. Purchases of municipal bonds totaled $22.0 million during the first six months of 2022; proceeds from matured and called municipal bonds totaled $8.3 million. At June 30, 2022, the portfolio was primarily comprised of U.S. Government agency bonds (67%), municipal bonds (26%) and U.S. Government agency guaranteed mortgage-backed securities (6%). All of our securities are currently designated as available for sale, and are therefore stated at fair value. The fair value of securities designated as available for sale at June 30, 2022 totaled $604 million, including a net unrealized loss of $60.3 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that the unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function. We expect purchases during the remainder of 2022 to generally consist of U.S. Government agency bonds and municipal bonds, with the securities portfolio maintained at about 12% of total assets.

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

Federal Home Loan Bank of Indianapolis (“FHLBI”) stock totaled $17.7 million as of June 30, 2022, compared to $18.0 million as of December 31, 2021. The reduction reflects the FHLBI’s repurchase of excess stock. Our investment in FHLBI stock is necessary to engage in their advance and other financing programs. We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

Interest-earning balances, primarily consisting of funds deposited at the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate risk sensitivity. During the first six months of 2022, the average balance of these funds equaled $657 million, or 13.6% of average earning assets, compared to $606 million, or 13.8% of average earning assets, during the first six months of 2021; these levels are substantially higher than our typical average balance of $75 million, or approximately 2% of average earning assets. The elevated levels during 2021 and through the first half of 2022 primarily reflect increased local deposits stemming from Covid-19-related federal government stimulus payments and reduced business and consumer investing and spending, and have had a significant negative impact on our net interest margin.

Net premises and equipment equaled $51.4 million at June 30, 2022, representing a decrease of $5.9 million during the first six months of 2022. The decline primarily reflects the sale of a branch facility located in Lansing, Michigan as part of a branch relocation project whereby we are moving our operations to a leased facility that better aligns with our operations in the greater Lansing area and provides for lower operating costs, along with depreciation expense. We had no foreclosed or repossessed assets as of June 30, 2022, unchanged from December 31, 2021.

Total deposits decreased $209 million during the first six months of 2022, totaling $3.87 billion at June 30, 2022. Local deposits decreased $185 million and out-of-area deposits declined $23.9 million. The reduced level of local deposits primarily reflected a single customer’s expected withdrawal of a majority of funds that were obtained from the sale of a business and deposited in late 2021; excluding this withdrawal, total local deposits were relatively steady during the first six months of 2022. Noninterest-bearing deposits increased $62.5 million and savings deposits were up $15.2 million, while interest-bearing checking accounts were down $57.8 million, during the first six months of 2022. Money market deposit balances were down $151 million, in large part reflecting the significant withdrawal from a single customer. Local time deposits declined $54.1 million during the first six months of 2022. We had no out-of-area deposits as of June 30, 2022, compared to $23.9 million as of December 31, 2021.

Sweep accounts increased $5.9 million during the first six months of 2022, totaling $203 million as of June 30, 2022. The aggregate balance of this funding type is subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances maintained by many of the customers. The average balance of sweep accounts equaled $196 million during the first six months of 2022, with a high balance of $224 million and a low balance of $173 million. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings.

MERCANTILE BANK CORPORATION

FHLBI advances decreased $11.7 million during the first six months of 2022, totaling $362 million as of June 30, 2022. Amortizing FHLBI advances aggregating $28.3 million were obtained, while bullet advances aggregating $40.0 million matured. Amortizing FHLBI advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amount and amortization structure of the underlying advances reflective of the associated commercial loans. Bullet FHLBI advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk. FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of June 30, 2022 totaled $932 million, with remaining availability based on collateral equaling $564 million.

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

Shareholders’ equity was $429 million at June 30, 2022, compared to $457 million at December 31, 2021. Shareholders’ equity was positively impacted by net income of $23.2 million, which was partially offset by payments of cash dividends totaling $9.6 million. A $43.9 million after-tax decline in the market value of our available for sale securities portfolio, reflecting significant increases in market interest rates, negatively impacted shareholders’ equity during the first six months of 2022.

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

To assist in providing needed funds and managing interest rate risk, we periodically obtain monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLBI, totaled $362 million, or 8.2% of combined deposits and borrowed funds, as of June 30, 2022, compared to $398 million, or 8.5% of combined deposits and borrowed funds, as of December 31, 2021.

Sweep accounts increased $5.9 million during the first six months of 2022, totaling $203 million as of June 30, 2022. The aggregate balance of this funding type is subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances maintained by many of the customers. The average balance of sweep accounts equaled $196 million during the first six months of 2022, with a high balance of $224 million and a low balance of $173 million. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings.

MERCANTILE BANK CORPORATION

Information regarding our repurchase agreements as of June 30, 2022 and during the first six months of 2022 is as follows:

Outstanding balance at June 30, 2022	$203,339,000
Weighted average interest rate at June 30, 2022	0.10%
Maximum daily balance six months ended June 30, 2022	$224,345,000
Average daily balance for six months ended June 30, 2022	$196,327,000
Weighted average interest rate for six months ended June 30, 2022	0.10%

FHLBI advances decreased $11.7 million during the first six months of 2022, totaling $362 million as of June 30, 2022. Amortizing FHLBI advance aggregating $28.3 million were obtained, while bullet advances aggregating $40.0 million matured. Amortizing FHLBI advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amount and amortization structure of the underlying advances reflective of the associated commercial loans. Bullet FHLBI advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk. FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of June 30, 2022 totaled $932 million, with remaining availability based on collateral equaling $564 million.

We also have the ability to borrow up to an aggregate $70.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit. We did not access these lines of credit during the first six months of 2022. In contrast, our interest-earning deposit balance with the Federal Reserve Bank of Chicago averaged $650 million during the first six months of 2022. We also have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using certain municipal bonds as collateral, we could have borrowed up to $27.2 million as of June 30, 2022. We did not utilize this line of credit during the first six months of 2022 or at any time during the previous 13 fiscal years, and do not plan to access this line of credit in future periods.

The following table reflects, as of June 30, 2022, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$3,519,988,000	$0	$0	$0	$3,519,988,000
Time deposits	215,613,000	85,947,000	52,345,000	0	353,905,000
Short-term borrowings	203,339,000	0	0	0	203,339,000
Federal Home Loan Bank advances	94,353,000	161,689,000	81,838,000	24,383,000	362,263,000
Subordinated debentures	0	0	0	48,585,000	48,585,000
Subordinated notes	0	0	0	88,457,000	88,457,000
Other borrowed money	0	0	0	1,165,000	1,165,000
Property leases	591,000	1,217,000	232,000	2,278,000	4,318,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of June 30, 2022, we had a total of $1.68 billion in unfunded loan commitments and $35.0 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $1.46 billion were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $253 million were for loan commitments generally expected to close and become funded within the next 12 to 18 months. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

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

MERCANTILE BANK CORPORATION

Capital Resources

Shareholders’ equity was $429 million at June 30, 2022, compared to $457 million at December 31, 2021. Shareholders’ equity was positively impacted by net income of $23.2 million, which was partially offset by payments of cash dividends totaling $9.6 million. A $43.9 million after-tax decline in the market value of our available for sale securities portfolio, reflecting significant increases in market interest rates, negatively impacted shareholders’ equity during the first six months of 2022.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of June 30, 2022, our bank met all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis.

As of June 30, 2022, our bank’s total risk-based capital ratio was 13.4%, compared to 13.6% at December 31, 2021. Our bank’s total regulatory capital increased $30.7 million during the first six months of 2022, in large part reflecting net income totaling $27.6 million and a $15.0 million equity injection associated with the Notes issuance, which was partially offset by cash dividends paid to us aggregating $13.0 million. Our bank’s total risk-based capital ratio was also impacted by a $285 million increase in total risk-weighted assets, primarily resulting from net growth in commercial loans and residential mortgage loans. As of June 30, 2022, our bank’s total regulatory capital equaled $582 million, or $149 million in excess of the 10.0% minimum that is among the requirements to be categorized as “well capitalized.” Our and our bank’s capital ratios as of June 30, 2022 and December 31, 2021 are disclosed in Note 12 of the Notes to Consolidated Financial Statements.

Results of Operations

We recorded net income of $11.7 million, or $0.74 per basic and diluted share, for the second quarter of 2022, compared to net income of $18.1 million, or $1.12 per basic and diluted share, for the second quarter of 2021. We recorded net income of $23.2 million, or $1.47 per basic and diluted share, for the first six months of 2022, compared to net income of $32.3 million, or $2.00 per basic and diluted share, for the first six months of 2021.

The lower levels of net income during the second quarter and first six months of 2022 compared to the respective prior-year periods resulted from decreased noninterest income as well as higher credit loss provisions and overhead costs, which more than offset increased net interest income. The reduction in noninterest income primarily reflected decreased mortgage banking income, which outweighed increases in several key fee income categories. The credit loss provisions recorded during the current-year periods mainly reflected allocations dictated by commercial and residential mortgage loan growth, increased specific reserves for certain problem commercial loan relationships, and a higher reserve for residential mortgage loans resulting from an increase in the average life of the portfolio. Negative loan loss provisions were recorded during the second quarter and first six months of 2021, primarily reflecting a reduced allocation associated with the economic and business conditions environmental factor. Excluding nonrecurring transactions, overhead costs decreased slightly during the second quarter of 2022 compared to the prior-year second quarter, mainly reflecting lower compensation costs, and were up less than 2% during the first six months of 2022 compared to the respective 2021 period, primarily reflecting higher data processing costs. The higher level of net interest income during the second quarter of 2022 resulted from earning asset growth and an improved net interest margin, while the increase in net interest income during the first six months of 2022 reflected earning asset growth, which more than offset a slight decline in the net interest margin in large part driven by decreased PPP net loan fee income accretion.

MERCANTILE BANK CORPORATION

Interest income during the second quarter of 2022 was $39.6 million, an increase of $3.8 million, or 10.6%, from the $35.8 million earned during the second quarter of 2021. The increase resulted from growth in, and a higher yield on, average earning assets. Average earning assets equaled $4.78 billion during the current-year second quarter, up $311 million, or 7.0%, from the level of $4.47 billion during the respective 2021 period; average loans and average securities were up $268 million and $132 million, respectively, while average interest-earning deposits decreased $88.8 million. The yield on average earning assets was 3.32% during the second quarter of 2022, up from 3.20% during the prior-year second quarter. The higher yield primarily resulted from an increased yield on other interest-earning assets, reflecting the rising interest rate environment, and a change in earning asset mix, comprised of a decrease in lower-yielding interest-earning deposits and an increase in higher-yielding loans as a percentage of earning assets. On average, lower-yielding interest-earning deposits represented 11.1% of earning assets during the second quarter of 2022, down from 13.9% during the second quarter of 2021, while higher-yielding loans represented 76.0% of earning assets during the current-year second quarter, up from 75.3% during the second quarter of 2021. The yield on average loans during the second quarter of 2022 was virtually unchanged from the yield during the second quarter of 2021 as the negative impact of a lower level of PPP net loan fee accretion was substantially offset by the positive impact of higher interest rates on variable-rate commercial loans stemming from the Federal Open Market Committee (“FOMC”) significantly raising the targeted federal funds rate by a total of 150 basis points during the period of March 2022 through June 2022. PPP net loan fee accretion totaled $0.2 million during the second quarter of 2022, compared to $2.9 million during the prior-year second quarter. A significant volume of excess on-balance sheet liquidity, which initially surfaced in the second quarter of 2020 as a result of the Covid-19 environment and has persisted since that time, negatively impacted the yield on average earning assets by 28 basis points and 42 basis points during the second quarters of 2022 and 2021, respectively. The excess funds, consisting almost entirely of low-yielding deposits with the Federal Reserve Bank of Chicago, are mainly a product of local deposit growth and PPP loan forgiveness activities.

Interest income during the first six months of 2022 was $75.4 million, an increase of $4.8 million, or 6.9%, from the $70.6 million earned during the respective 2021 period. The increase resulted from growth in average earning assets, which more than offset a lower yield on average earning assets. Average earning assets equaled $4.83 billion during the first six months of 2022, up $449 million, or 10.3%, from the level of $4.38 billion during the first six months of 2021; average loans were up $235 million, average securities increased $163 million, and average interest-earning deposits were up $51.1 million. The yield on average earning assets was 3.16% during the first six months of 2022, compared to 3.23% during the respective prior-year period. The decline resulted from a lower yield on loans and a change in earning asset mix, which more than offset a higher yield on other interest-earning assets, reflecting the increasing interest rate environment. The yield on loans was 3.92% during the first six months of 2022, down from 4.01% during the respective 2021 period primarily due to a lower yield on commercial loans. The decrease in the yield on commercial loans from 4.06% during the first six months of 2021 to 4.01% in the comparable current-year period primarily reflected a lower level of PPP net loan accretion, which more than offset the previously mentioned impact of higher interest rates on variable-rate loans resulting from FOMC rate hikes. PPP net loan fee accretion totaled $1.0 million during the first six months of 2022, compared to $5.7 million during the first six months of 2021. On average, higher-yielding loans represented 73.7% of earning assets during the first six months of 2022, down from 75.9% during the respective 2021 period. The significant volume of excess on-balance sheet liquidity negatively impacted the yield on average earning assets by 37 basis points and 43 basis points during the first six months of 2022 and 2021, respectively.

Interest expense during the second quarter of 2022 was $5.2 million, an increase of $0.3 million, or 6.5%, from the $4.9 million expensed during the second quarter of 2021. The increase is attributable to growth in average interest-bearing liabilities, which totaled $2.91 billion during the current-year second quarter compared to $2.67 billion during the prior-year second quarter, representing an increase of $239 million, or 8.9%. The weighted average cost of interest-bearing liabilities of 0.72% during the second quarter of 2022 declined slightly compared to the respective 2021 period as a decrease in the cost of time deposits was substantially offset by an increase in the cost of borrowings. The cost of time deposits decreased from 1.24% during the second quarter of 2021 to 0.83% during the current-year second quarter mainly due to lower interest rates paid on local time deposits. The cost of borrowed funds increased from 1.73% during the second quarter of 2021 to 1.90% during the second quarter of 2022 primarily due to the issuance of $90.0 million in subordinated notes in December of 2021 and January of 2022 and a higher cost of subordinated debentures. The cost of subordinated debentures was 4.63% during the second quarter of 2022, up from 3.79% during the respective 2021 period due to increases in the 90-Day Libor Rate.

MERCANTILE BANK CORPORATION

Interest expense during the first six months of 2022 was $10.2 million, an increase of less than $0.1 million from the amount expensed during the first six months of 2021. The nominal increase is attributable to growth in interest-bearing liabilities, which was substantially offset by a lower weighted average cost of interest-bearing liabilities. Average interest-bearing liabilities were $2.99 billion during the first six months of 2022, up $353 million, or 13.4%, from the $2.64 billion average during the respective 2021 period. The weighted average cost of interest-bearing liabilities decreased from 0.78% during the first six months of 2021 to 0.69% during the respective current-year period mainly due to a lower cost of time deposits, which more than offset an increase in the cost of borrowings. The cost of time deposits decreased from 1.37% during the first six months of 2021 to 0.86% during the first six months of 2022 primarily due to lower interest rates paid on local time deposits. The cost of borrowed funds increased from 1.75% during the first six months of 2021 to 1.86% during the respective 2022 period, mainly reflecting the issuance of subordinated notes and a higher cost of subordinated debentures. The cost of subordinated debentures was 4.22% during the first six months of 2022, up from 3.82% during the first six months of 2021 due to increases in the 90-Day Libor Rate.

Net interest income during the second quarter of 2022 was $34.3 million, an increase of $3.4 million, or 11.2%, from the $30.9 million earned during the respective 2021 period. The increase resulted from growth in average earning assets and an improved net interest margin. The net interest margin increased from 2.76% in the second quarter of 2021 to 2.88% in the current-year second quarter due to a higher yield on average earning assets. The increased yield primarily stemmed from a higher yield on other interest-earning assets, reflecting the rising interest rate environment, and a change in earning asset mix, comprised of a reduction in lower-yielding interest-earning deposits and an increase in higher-yielding loans as a percentage of earning assets. The cost of funds equaled 0.44% in the second quarter of 2022, unchanged from the prior-year second quarter as an increased cost of borrowings, primarily reflecting the issuance of $90.0 million in subordinated notes, was offset by a decreased cost of time deposits. The significant level of excess on-balance sheet liquidity negatively impacted the net interest margin by 23 basis points and 37 basis points during the second quarters of 2022 and 2021, respectively.

Net interest income during the first six months of 2022 was $65.2 million, an increase of $4.8 million, or 8.0%, from the $60.4 million earned during the first six months of 2021. The increase resulted from growth in average earning assets, which more than offset a lower net interest margin. The net interest margin decreased from 2.76% in the first six months of 2021 to 2.73% in the respective 2021 period due to a lower yield on average earning assets, which more than offset a reduction in the cost of funds. The decreased yield on average earning assets mainly resulted from a lower yield on commercial loans, in large part reflecting a reduced level of PPP net loan accretion, and a change in earning asset mix, consisting of a decrease in higher-yielding loans as a percentage of earning assets. The cost of funds equaled 0.43% during the first six months of 2022, down from 0.46% during the respective prior-year period primarily due to a lower cost of local time deposits. The significant level of excess on-balance sheet liquidity negatively impacted the net interest margin by 32 basis points and 37 basis points during the first six months of 2022 and 2021, respectively.

The following tables set forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflect the average yield on assets and average cost of liabilities for the second quarters and first six months of 2022 and 2021. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield for the second quarters and first six months of 2022 and 2021 have been computed on a tax equivalent basis using a marginal tax rate of 21.0%. Securities interest income was increased by $60,000 in the second quarter of both 2022 and 2021 and $120,000 in the first six months of both 2022 and 2021 for this non-GAAP, but industry standard, adjustment. These adjustments equated to increases in our net interest margin of less than one basis point for each of the 2022 and 2021 periods.

MERCANTILE BANK CORPORATION

	Quarters ended June 30,
	2 0 2 2			2 0 2 1
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$3,633,587	$36,003	3.97%	$3,365,686	$33,789	3.99%
Investment securities	615,733	2,589	1.68	483,805	1,862	1.54
Other interest-earning assets	530,571	1,018	0.76	619,358	183	0.12
Total interest - earning assets	4,779,891	39,610	3.32	4,468,849	35,834	3.20

Allowance for credit losses	(35,681)			(39,406)
Other assets	333,248			323,415

Total assets	$5,077,458			$4,752,858

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$2,201,797	$1,873	0.34%	$2,074,759	$2,346	0.45%
Short-term borrowings	193,735	49	0.10	150,778	40	0.11
Federal Home Loan Bank advances	373,911	1,911	2.02	394,000	2,050	2.06
Other borrowings	138,127	1,391	4.04	49,421	467	3.74
Total interest-bearing liabilities	2,907,570	5,224	0.72	2,668,958	4,903	0.74

Noninterest-bearing deposits	1,706,349			1,619,976
Other liabilities	34,666			17,995
Shareholders’ equity	428,873			445,929

Total liabilities and shareholders’ equity	$5,077,458			$4,752,858

Net interest income		$34,386			$30,931

Net interest rate spread			2.60%			2.46%
Net interest spread on average assets			2.72%			2.61%
Net interest margin on earning assets			2.88%			2.76%

MERCANTILE BANK CORPORATION

	Six months ended June 30,
	2 0 2 2			2 0 2 1
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$3,559,461	$69,254	3.92%	$3,324,006	$66,774	4.01%
Investment securities	614,532	4,914	1.60	451,837	3,554	1.57
Other interest-earning assets	656,682	1,384	0.42	605,564	351	0.12
Total interest - earning assets	4,830,675	75,552	3.16	4,381,407	70,679	3.23

Allowance for credit losses	(35,486)			(38,794)
Other assets	327,569			323,759

Total assets	$5,122,758			$4,666,372

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$2,282,667	$3,698	0.33%	$2,050,959	$5,063	0.50%
Short-term borrowings	196,328	99	0.10	141,861	76	0.11
Federal Home Loan Bank advances	373,290	3,774	2.01	394,000	4,077	2.06
Other borrowings	137,004	2,650	3.90	49,610	939	3.76
Total interest-bearing liabilities	2,989,289	10,221	0.69	2,636,430	10,155	0.78

Noninterest-bearing deposits	1,666,125			1,565,458
Other liabilities	28,034			19,723
Shareholders’ equity	439,310			444,761

Total liabilities and shareholders’ equity	$5,122,758			$4,666,372

Net interest income		$65,331			$60,524

Net interest rate spread			2.47%			2.45%
Net interest spread on average assets			2.57%			2.62%
Net interest margin on earning assets			2.73%			2.76%

MERCANTILE BANK CORPORATION

A provision for credit losses of $0.5 million was recorded during the second quarter of 2022, compared to a negative provision of $3.1 million during the second quarter of 2021. A provision for credit losses of $0.6 million was recorded during the first six months of 2022, compared to a negative provision of $2.8 million during the first six months of 2021. The provision expense recorded during the current-year periods mainly reflected allocations necessitated by commercial loan and residential mortgage loan growth, increased specific reserves for certain problem commercial loan relationships, and a higher reserve for residential mortgage loans stemming from slower principal prepayment rates and the associated extended average life of the portfolio. The required reserve allocations resulting from these factors were largely offset by the positive impact of a change in the Covid-19 environmental factor, the recording of net loan recoveries, and ongoing strong loan quality metrics during the periods. The Covid-19 environmental factor was added in the second quarter of 2020 to address the unique challenges and economic uncertainty resulting from the pandemic and its potential impact on the collectability of the loan portfolio. Improvement in overall Covid-19 conditions, including increased vaccination rates, the availability of booster shots, and the lifting of many economic growth-restraining restrictions, lessened the required credit reserve amount related to the Covid-19 environmental factor. The negative provision expense recorded during the 2021 periods was mainly comprised of a reduced allocation associated with the economic and business conditions environmental factor, reflecting improvement in both current and forecasted economic conditions.

We adopted CECL effective January 1, 2022, using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2022, are presented under CECL, while prior period amounts continue to be reported in accordance with the incurred loss accounting standards. The transition adjustment of the CECL adoption included a $0.4 million decrease in the allowance and a $0.3 million increase to the retained earnings account to reflect the cumulative effect of adopting CECL on our Consolidated Balance Sheet, with the $0.1 million tax impact portion being recorded as part of the deferred tax asset in other assets on our Consolidated Balance Sheet.

During the second quarter of 2022, loan charge-offs totaled less than $0.1 million, while recoveries of prior period loan charge-offs equaled $0.3 million, providing for net loan recoveries of $0.3 million, or an annualized 0.04% of average total loans. During the second quarter of 2021, loan charge-offs totaled $0.1 million, while recoveries of prior period loan charge-offs equaled $0.4 million, providing for net loan recoveries of $0.3 million, or an annualized 0.04% of average total loans. During the first six months of 2022, loan charge-offs totaled $0.2 million, while recoveries of prior period loan charge-offs equaled $0.6 million, providing for net loan recoveries of $0.4 million, or an annualized 0.02% of average total loans. During the first six months of 2021, loan charge-offs totaled $0.1 million, while recoveries of prior period loan charge-offs equaled $0.8 million, providing for net loan recoveries of $0.7 million, or an annualized 0.05% of average total loans. The allowance for credit losses, as a percentage of total loans, was 1.0% as of June 30, 2022 and December 31, 2021, and 1.1% as of June 30, 2021.

Noninterest income during the second quarter of 2022 was $7.7 million, compared to $14.6 million during the prior-year second quarter. Noninterest income during the first six months of 2022 was $17.0 million, compared to $28.0 million during the first six months of 2021. During the second quarter and first six months of 2022, noninterest income included a $0.5 million bank owned life insurance claim, while noninterest income during the respective prior-year periods included a $1.1 million gain on the sale of a branch. Excluding the impacts of these transactions, noninterest income decreased $6.3 million during the second quarter of 2022 and $10.5 million during the first six months of 2022 compared to the respective 2021 periods. The lower levels of noninterest income almost exclusively reflected decreased mortgage banking income and interest rate swap income, which more than offset increases in several key fee income sources, including service charges on accounts, credit and debit card income, and payroll processing fees. Continued strength in purchase residential mortgage loan originations during the second quarter and first six months of 2022 partially mitigated the negative impacts of higher interest rates, reduced refinance activity, lower sold percentages, and decreased gain on sale rates on mortgage banking income during the periods when compared to the respective prior-year periods. The residential mortgage loan sold percentage declined from approximately 59% during the second quarter of 2021 and approximately 70% during the first six months of 2021 to approximately 27% and 36% during the respective current-year periods. The decreased sold percentages in large part reflect customers’ preferences for adjustable-rate loans in the current interest rate environment and construction loans representing an increased percentage of overall loan production.

MERCANTILE BANK CORPORATION

The declines in interest rate swap income reflect lower transaction volumes. In aggregate, service charges on accounts, credit and debit card income, and payroll processing fees were up nearly 16% during the second quarter and first six months of 2022 compared to the respective prior-year periods.

Noninterest expense totaled $26.9 million during the second quarter of 2022, up from $26.2 million during the prior-year second quarter. Noninterest expense during the first six months of 2022 was $52.7 million, compared to $51.3 million during the respective prior-year period. Overhead costs during the second quarter and first six months of 2022 included a $0.4 million expense associated with the sale of a branch facility and a $0.5 million contribution to The Mercantile Bank Foundation. Overhead costs during the first six months of 2021 included $0.5 million in net losses on sales and write-downs of former branch facilities. Excluding these transactions, noninterest expense decreased $0.2 million in the second quarter of 2022 and increased $0.9 million in the first six months of 2022 compared to the respective 2021 periods. The slightly lower level of expense in the second quarter of 2022 primarily resulted from higher residential mortgage loan deferred salary costs as well as decreased health insurance costs and residential mortgage lender commissions and associated incentives, which more than offset increased regular salary expense and a larger bonus accrual. The higher level of expense in the first six months of 2022 mainly reflected increased regular salary expense and data processing costs, which more than offset higher residential mortgage loan deferred costs and lower residential mortgage lender commissions and related incentives. The increased residential mortgage loan deferred salary costs reflected the outcome of an updated loan origination cost study and resulting higher allocated cost per loan, while the decreased residential mortgage lender commissions and associated incentives resulted from reduced loan production, in large part reflecting lower refinance activity. Health insurance costs were lower in the 2022 periods due to a lower volume of claims. Regular salary expense, mainly reflecting annual employee merit pay increases, and data processing costs, primarily reflecting higher transaction volume and software support costs, were up in the 2022 periods compared to the prior-year periods. Other employee costs, consisting mainly of meals, entertainment, training, travel, and mileage, increased in the 2022 periods in large part due to the easing of Covid-19 pandemic-related restrictions. Stock-based compensation also increased in the 2022 periods.

During the second quarter of 2022, we recorded income before federal income tax of $14.6 million and a federal income tax expense of $2.9 million. During the second quarter of 2021, we recorded income before federal income tax of $22.3 million and a federal income tax expense of $4.2 million. During the first six months of 2022, we recorded income before federal income tax of $28.9 million and a federal income tax expense of $5.7 million. During the first six months of 2021, we recorded income before federal income tax of $39.9 million and a federal income tax expense of $7.6 million. The decreased federal income tax expense in both 2022 periods resulted from lower levels of income before federal income tax. Our effective tax rate was 19.8% during the second quarter and first six months of 2022 and 19.0% during the respective 2021 periods.

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

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of June 30, 2022:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$1,793,249,000	$80,274,000	$905,967,000	$339,911,000	$3,119,401,000
Residential real estate loans	35,674,000	15,605,000	116,338,000	423,407,000	591,024,000
Consumer loans	1,330,000	731,000	10,666,000	648,000	13,375,000
Securities (2)	18,232,000	12,821,000	216,149,000	374,157,000	621,359,000
Other interest-earning assets	398,401,000	1,501,000	3,000,000	0	402,902,000
Allowance for credit losses	0	0	0	0	(35,974,000)
Other assets	0	0	0	0	346,468,000
Total assets	2,246,886,000	110,932,000	1,252,120,000	1,138,123,000	$5,058,555,000

Liabilities:
Interest-bearing checking	481,016,000	0	0	0	481,016,000
Savings deposits	409,505,000	0	0	0	409,505,000
Money market accounts	889,035,000	0	0	0	889,035,000
Time deposits under $100,000	22,018,000	57,273,000	41,639,000	0	120,930,000
Time deposits $100,000 & over	51,801,000	84,521,000	96,653,000	0	232,975,000
Short-term borrowings	203,339,000	0	0	0	203,339,000
Federal Home Loan Bank advances	24,000,000	70,353,000	243,527,000	24,383,000	362,263,000
Other borrowed money	49,750,000	0	88,457,000	0	138,207,000
Noninterest-bearing checking	0	0	0	0	1,740,432,000
Other liabilities	0	0	0	0	51,870,000
Total liabilities	2,130,464,000	212,147,000	470,276,000	24,383,000	4,629,572,000
Shareholders' equity	0	0	0	0	428,983,000
Total liabilities & shareholders' equity	2,130,464,000	212,147,000	470,276,000	24,383,000	$5,058,555,000

Net asset (liability) GAP	$116,422,000	$(101,215,000)	$781,844,000	$1,113,740,000

Cumulative GAP	$116,422,000	$15,207,000	$797,051,000	$1,910,791,000

Percent of cumulative GAP to total assets	2.3%	0.3%	15.8%	37.8%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of June 30, 2022.

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

We conducted multiple simulations as of June 30, 2022, in which it was assumed that changes in market interest rates occurred ranging from up 300 basis points to down 200 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested dollar and percentage changes in net interest income over the next twelve months in comparison to the $140 million in net interest income projected using our balance sheet amounts and anticipated replacement rates as of June 30, 2022. The resulting estimates are generally within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
	Interest Income	Interest Income
Interest Rate Scenario
Interest rates down 200 basis points	$(10,000,000)	(7.2%	)
Interest rates down 100 basis points	(4,500,000)	(3.2)
Interest rates up 100 basis points	4,300,000	3.1
Interest rates up 200 basis points	8,800,000	6.3
Interest rates up 300 basis points	13,400,000	9.5

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

Item 4. Controls and Procedures

As of June 30, 2022, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2022.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sales of equity securities during the quarter ended June 30, 2022.

Issuer Purchases of Equity Securities

On May 27, 2021, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions, our capital position, financial performance and alternative uses of capital, and applicable legal requirements. The program may be discontinued at any time. No shares were repurchased during the first six months of 2022. As of June 30, 2022, repurchases aggregating $6.8 million were available to be made under the current repurchase program.

Repurchases made during the second quarter of 2022 are detailed in the table below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares or Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
April 1 – 30	0	$0	0	$6,818,000
May 1 – 31	0	0	0	6,818,000
June 1 – 30	0	0	0	6,818,000
Total	0	$0	0	$6,818,000

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

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2022.

MERCANTILE BANK CORPORATION

By:	/s/ Robert B. Kaminski, Jr.
Robert B. Kaminski, Jr.
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Charles E. Christmas
Charles E. Christmas
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)