Form 10-Q
period 2022-09-30
MERCANTILE BANK CORP
filed 2022-11-04
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐     No ☒

At October 31, 2022, there were 15,866,185 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$63,105,000	$59,405,000
Interest-earning deposits	220,909,000	915,755,000
Total cash and cash equivalents	284,014,000	975,160,000

Securities available for sale	582,999,000	592,743,000
Federal Home Loan Bank stock	17,721,000	18,002,000
Mortgage loans held for sale	14,411,000	16,117,000

Loans	3,880,958,000	3,453,459,000
Allowance for credit losses	(39,120,000)	(35,363,000)
Loans, net	3,841,838,000	3,418,096,000

Premises and equipment, net	52,117,000	57,298,000
Bank owned life insurance	75,880,000	75,242,000
Goodwill	49,473,000	49,473,000
Core deposit intangible, net	741,000	1,351,000
Other assets	97,740,000	54,267,000
Total assets	$5,016,934,000	$5,257,749,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$1,716,904,000	$1,677,952,000
Interest-bearing	2,129,181,000	2,405,241,000
Total deposits	3,846,085,000	4,083,193,000

Securities sold under agreements to repurchase	198,605,000	197,463,000
Federal Home Loan Bank advances	338,263,000	374,000,000
Subordinated debentures	48,787,000	48,244,000
Subordinated notes	88,542,000	73,646,000
Accrued interest and other liabilities	80,391,000	24,644,000
Total liabilities	4,600,673,000	4,801,190,000

Commitments and contingent liabilities (Note 8)

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; 15,866,243 shares issued and outstanding at September 30, 2022 and 15,839,944 shares issued and outstanding at December 31, 2021	289,219,000	285,752,000
Retained earnings	199,505,000	174,536,000
Accumulated other comprehensive gain/(loss)	(72,463,000)	(3,729,000)
Total shareholders’ equity	416,261,000	456,559,000
Total liabilities and shareholders’ equity	$5,016,934,000	$5,257,749,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended Sept 30, 2022	Three Months Ended Sept 30, 2021	Nine Months Ended Sept 30, 2022	Nine Months Ended Sept 30, 2021

Interest income
Loans, including fees	$43,807,000	$33,656,000	$113,061,000	$100,430,000
Securities, taxable	2,005,000	1,341,000	5,568,000	3,580,000
Securities, tax-exempt	697,000	600,000	1,928,000	1,795,000
Other interest-earning assets	1,620,000	291,000	3,004,000	642,000
Total interest income	48,129,000	35,888,000	123,561,000	106,447,000

Interest expense
Deposits	2,299,000	2,184,000	5,997,000	7,247,000
Short-term borrowings	53,000	46,000	153,000	122,000
Federal Home Loan Bank advances	1,755,000	2,072,000	5,530,000	6,149,000
Subordinated debt and other borrowings	1,646,000	462,000	4,294,000	1,401,000
Total interest expense	5,753,000	4,764,000	15,974,000	14,919,000

Net interest income	42,376,000	31,124,000	107,587,000	91,528,000

Provision for credit losses	2,900,000	1,900,000	3,500,000	(900,000)

Net interest income after provision for credit losses	39,476,000	29,224,000	104,087,000	92,428,000

Noninterest income
Service charges on deposit and sweep accounts	1,579,000	1,324,000	4,489,000	3,687,000
Mortgage banking income	1,764,000	6,554,000	6,991,000	23,049,000
Credit and debit card income	2,086,000	1,947,000	6,101,000	5,545,000
Interest rate swap fees	566,000	3,938,000	2,347,000	6,086,000
Payroll services income	533,000	412,000	1,635,000	1,374,000
Earnings on bank owned life insurance	238,000	298,000	1,310,000	872,000
Gain on sale of branch	0	0	0	1,058,000
Other income	487,000	1,095,000	1,399,000	1,916,000
Total noninterest income	7,253,000	15,568,000	24,272,000	43,587,000

Noninterest expense
Salaries and benefits	16,656,000	15,975,000	47,842,000	47,255,000
Occupancy	2,001,000	2,030,000	6,168,000	6,021,000
Furniture and equipment depreciation, rent and maintenance	953,000	929,000	2,822,000	2,719,000
Data processing costs	3,139,000	2,746,000	9,203,000	8,138,000
Charitable foundation contribution	4,000	0	509,000	0
Other expense	4,003,000	4,530,000	12,896,000	13,386,000
Total noninterest expenses	26,756,000	26,210,000	79,440,000	77,519,000

Income before federal income tax expense	19,973,000	18,582,000	48,919,000	58,496,000

Federal income tax expense	3,943,000	3,531,000	9,659,000	11,114,000

Net income	$16,030,000	$15,051,000	$39,260,000	$47,382,000

Basic earnings per share	$1.01	$0.95	$2.48	$2.95
Diluted earnings per share	$1.01	$0.95	$2.48	$2.95
Cash dividends per share	$0.32	$0.30	$0.94	$0.88

Average basic shares outstanding	15,861,551	15,859,955	15,850,422	16,084,806
Average diluted shares outstanding	15,861,551	15,860,314	15,850,439	16,085,274

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

	Three Months Ended Sept 30, 2022	Three Months Ended Sept 30, 2021	Nine Months Ended Sept 30, 2022	Nine Months Ended Sept 30, 2021

Net income	$16,030,000	$15,051,000	$39,260,000	$47,382,000

Other comprehensive income/(loss):
Unrealized holding gains/(losses) on securities available for sale	(31,387,000)	(2,281,000)	(87,006,000)	(7,318,000)
Tax effect of unrealized holding gains/(losses) on securities available for sale	6,592,000	479,000	18,272,000	1,536,000
Other comprehensive income/(loss), net of tax	(24,795,000)	(1,802,000)	(68,734,000)	(5,782,000)

Comprehensive income/(loss)	$(8,765,000)	$13,249,000	$(29,474,000)	$41,600,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

The following table depicts the change in shareholders’ equity for the three months ended September 30, 2022:

($ in thousands except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances, June 30, 2022	$0	$288,199	$188,452	$(47,668)	$428,983

Employee stock purchase plan (412 shares)		12			12

Dividend reinvestment plan (6,733 shares)		218			218

Stock-based compensation expense		790			790

Cash dividends ($0.32 per common share)			(4,977)		(4,977)

Net income for the three months ended September 30, 2022			16,030		16,030

Change in net unrealized holding gain/(loss) on securities available for sale, net of tax effect				(24,795)	(24,795)

Balances, September 30, 2022	$0	$289,219	$199,505	$(72,463)	$416,261

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

The following table depicts the change in shareholders’ equity for the nine months ended September 30, 2022:

($ in thousands except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances, January 1, 2022	$0	$285,752	$174,536	$(3,729)	$456,559

Adoption of ASU 2016-13			316		316

Employee stock purchase plan (1,029 shares)		33			33

Dividend reinvestment plan (19,403 shares)		653			653

Stock grants to directors for retainer fees (10,837 shares)		347			347

Stock option exercises (1,355 shares)		36			36

Stock-based compensation expense		2,398			2,398

Cash dividends ($0.94 per common share)			(14,607)		(14,607)

Net income for the nine months ended September 30, 2022			39,260		39,260

Change in net unrealized holding gain/(loss) on securities available for sale, net of tax effect				(68,734)	(68,734)

Balances, September 30, 2022	$0	$289,219	$199,505	$(72,463)	$416,261

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

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended Sept 30, 2022	Nine Months Ended Sept 30, 2021

Cash flows from operating activities
Net income	$39,260,000	$47,382,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	9,855,000	10,200,000
Accretion of acquired loans	0	(102,000)
Provision for credit losses	3,500,000	(900,000)
Stock-based compensation expense	2,398,000	1,725,000
Stock grants to directors for retainer fee	347,000	344,000
Proceeds from sales of mortgage loans held for sale	195,374,000	509,763,000
Origination of mortgage loans held for sale	(186,881,000)	(510,571,000)
Net gain from sales of mortgage loans held for sale	(6,787,000)	(23,551,000)
Net gain from sales and valuation write-downs of foreclosed assets	(47,000)	(74,000)
Net loss from sales and valuation write-downs of former bank premises	275,000	243,000
Net (gain) loss from sales and write-downs of fixed assets	(18,000)	246,000
Earnings on bank owned life insurance	(1,310,000)	(872,000)
Change in fair value of derivative asset	(23,836,000)	(3,865,000)
Change in fair value of derivative liability	23,687,000	4,060,000
Gain on sale of branch	0	(1,058,000)
Net change in:
Accrued interest receivable	(4,677,000)	853,000
Other assets	(407,000)	(11,504,000)
Accrued interest payable and other liabilities	32,060,000	(3,150,000)
Net cash from operating activities	82,793,000	19,169,000

Cash flows from investing activities
Loan originations and payments, net	(426,842,000)	(129,522,000)
Purchases of securities available for sale	(91,200,000)	(257,967,000)
Proceeds from maturities, calls and repayments of securities available for sale	13,262,000	77,531,000
Proceeds from sales of foreclosed assets	47,000	181,000
Proceeds from sales of former bank premises	2,994,000	270,000
Proceeds from Federal Home Loan Bank stock redemption	281,000	0
Proceeds from bank owned life insurance death benefits claim	628,000	0
Net cash transferred in branch sale	0	(2,679,000)
Net purchases of premises and equipment and lease activity	(2,166,000)	(4,250,000)
Net cash for investing activities	(502,996,000)	(316,436,000)

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months Ended Sept 30, 2022	Nine Months Ended Sept 30, 2021

Cash flows from financing activities
Net decrease in time deposits	(53,239,000)	(113,842,000)
Net (decrease) increase in all other deposits	(183,869,000)	585,924,000
Net increase in securities sold under agreements to repurchase	1,142,000	57,485,000
Maturities of Federal Home Loan Bank advances	(64,000,000)	0
Proceeds from Federal Home Loan Bank advances	28,263,000	0
Net proceeds from subordinated notes issuance	14,645,000	0
Proceeds from stock option exercises, net of cashless exercises	36,000	50,000
Employee stock purchase plan	33,000	35,000
Dividend reinvestment plan	653,000	648,000
Repurchases of common stock shares	0	(19,798,000)
Payment of cash dividends to common shareholders	(14,607,000)	(13,880,000)
Net cash (for) from financing activities	(270,943,000)	496,622,000

Net change in cash and cash equivalents	(691,146,000)	199,355,000
Cash and cash equivalents at beginning of period	975,160,000	626,006,000
Cash and cash equivalents at end of period	$284,014,000	$825,361,000

Supplemental disclosures of cash flows information
Cash paid during the period for:
Interest	$15,372,000	$15,826,000
Federal income tax	6,000,000	14,450,000
Noncash financing and investing activities:
Transfers from premises and equipment to other assets	2,847,000	0
Transfers from loans to foreclosed assets	0	30,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the nine months ended September 30, 2022 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank (“our bank”) and our bank’s subsidiary, Mercantile Insurance Center, Inc. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended September 30, 2022 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2021.

We have five separate business trusts that were formed to issue trust preferred securities. Subordinated debentures were issued to the trusts in return for the proceeds raised from the issuance of the trust preferred securities. The trusts are not consolidated, but instead we report the subordinated debentures issued to the trusts as a liability.

Coronavirus Pandemic: Although there has been an easing of Covid-19 pandemic-related restrictions, there remains a significant amount of stress and uncertainty across national and global economies due to the pandemic of coronavirus disease 2019 (“Covid-19”) caused by severe acute respiratory syndrome coronavirus 2 (the “Coronavirus Pandemic”). This uncertainty is heightened as certain geographic areas continue to experience surges in Covid-19 cases and governments at all levels continue to react to changes in circumstances, including vaccine hesitancy, booster shot efficacy, supply chain disruptions and inflationary pressures. In addition, this uncertainty is further heightened by the possibility that new and highly infectious variants and subvariants of Covid-19 might arise which are capable of evading vaccinations, booster shots and prior immunity.

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

The Paycheck Protection Program (“PPP”) reflects a substantial expansion of the Small Business Administration’s 100% guaranteed 7(a) loan program. The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) authorized up to $350 billion in loans to businesses with fewer than 500 employees, including non-profit organizations, tribal business concerns, self-employed and individual contractors. The PPP provides 100% guaranteed loans to cover specific operating costs. PPP loans are eligible to be forgiven based upon certain criteria. In general, the amount of the loan that is forgivable is the sum of the payroll costs, interest payments on mortgages, rent and utilities incurred or paid by the business during a prescribed period beginning on the loan origination date. Any remaining balance after forgiveness is maintained at the 100% guarantee for the duration of the loan. The interest rate on the loan is fixed at 1.00%, with the financial institution receiving a loan origination fee paid by the Small Business Administration. The loan origination fees, net of the direct origination costs, are accreted into interest income on loans using the level yield methodology. The program ended on August 8, 2020. We originated approximately 2,200 loans aggregating $553 million. As of September 30, 2022, we recorded forgiveness transactions on all but five loans aggregating $0.5 million. Net loan origination fees of less than $0.1 million were recorded during the first nine months of 2022.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Consolidated Appropriations Act, 2021 authorized an additional $284 billion in Second Draw PPP loans (“Second Draw”). The program ended on May 31, 2021. Under the Second Draw, we originated approximately 1,200 loans aggregating $209 million. As of September 30, 2022, we recorded forgiveness transactions on all but seven loans aggregating $2.1 million. Net loan origination fees of $0.9 million were recorded during the first nine months of 2022 under the Second Draw.

●	Individual Economic Impact Payments

The Internal Revenue Service made three rounds of Individual Economic Impact Payments via direct deposit or mailed checks. In general, and subject to adjusted gross income limitations, qualifying individuals received payments of $1,200 in April 2020, $600 in January 2021 and $1,400 in March 2021.

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

Securities: Debt securities classified as held to maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold prior to maturity. As of September 30, 2022 and December 31, 2021, all of our debt securities were designated as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Federal Home Loan Bank stock is carried at cost.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2022, there was no allowance for credit losses related to the available for sale debt securities portfolio. Accrued interest receivable on available for sale debt securities totaled $3.1 million at September 30, 2022 and was excluded from the estimate of credit losses as any accrued interest that is not expected to be collected is reversed against interest income.

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. As of September 30, 2022 and December 31, 2021, we determined that the fair value of our mortgage loans held for sale was $14.7 million and $16.7 million, respectively.

Mortgage loans held for sale are generally sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold, which is reduced by the cost allocated to the servicing right. We generally lock in the sale price to the purchaser of the mortgage loan at the same time we make an interest rate commitment to the borrower. These mortgage banking activities are not designated as hedges and are carried at fair value. The net gain or loss on mortgage banking derivatives, which is generally nominal in dollar amount, is included in the gain on sale of loans and recorded as part of mortgage banking income. Mortgage loans serviced for others totaled about $1.38 billion and $1.34 billion as of September 30, 2022 and December 31, 2021, respectively.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

Our loan portfolio segments as of September 30, 2022 were as follows:

o	Commercial Loans
■

Commercial and Industrial: Risks to this loan category include industry concentration and the practical limitations associated with monitoring the condition of the collateral which often consists of inventory, accounts receivable, and other non-real estate assets. Equipment and inventory obsolescence can also pose a risk. Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt.

■

Owner Occupied Commercial Real Estate: Risks to this loan category include industry concentration and the inability to monitor the condition of the collateral.  Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt.  Also, declines in real estate values and lack of suitable alternative use for the properties are risks for loans in this category.

■

Non-Owner Occupied Commercial Real Estate: Loans in this category are susceptible to declines in occupancy rates, business failure, and general economic conditions. Also, declines in real estate values and lack of suitable alternative use for the properties are risks for loans in this category.

■

Multi-Family and Residential Rental: Risks to this loan category include industry concentration and the inability to monitor the condition of the collateral.  Loans in this category are susceptible to weakening general economic conditions and increases in unemployment rates, as well as market demand and supply of similar property and the resulting impact on occupancy rates, market rents, cash flow, and income-based real estate values.  Also, the lack of a suitable alternative use for the properties is a risk for loans in this category.

■

Vacant Land, Land Development and Residential Construction: Risks common to commercial construction loans are cost overruns, changes in market demand for property, inadequate long-term financing arrangements, and declines in real estate values. Residential construction loans are susceptible to those same risks as well as those associated with residential mortgage loans. Changes in market demand for property could lead to longer marketing times resulting in higher carrying costs, declining values, and higher interest rates.

o	Retail Loans
■	1-4 Family Mortgages: Residential mortgage loans are susceptible to weakening general economic conditions and increases in unemployment rates and declining real estate values.
■

Other Consumer Loans: Risks common to these loans include regulatory risks, unemployment, and changes in local economic conditions as well as the inability to monitor collateral consisting of personal property.

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

Reasonable and supportable economic forecasts have to be incorporated in determining expected credit losses. The forecast period represents the time frame from the current period end through the point in time that we can reasonably forecast and support entity and environmental factors that are expected to impact the performance of our loan portfolio. Ideally, the economic forecast period would encompass the contractual terms of all loans; however, the ability to produce a forecast that is considered reasonable and supportable becomes more difficult or may not be possible in later periods. Subsequent to the end of the forecast period, we revert to historical loan data based on an ongoing evaluation of each economic forecast in relation to then current economic conditions as well as any developing loan loss activity and resulting historical data. As of September 30, 2022, we used a one-year reasonable and supportable economic forecast period, with a six-month straight-line reversion period.

We are not required to develop and use our own economic forecast model, and elected to utilize economic forecasts from third-party providers that analyze and develop forecasts of the economy for the entire United States at least quarterly. The economic forecasts used for our September 30, 2022 allowance calculation reflected a $1.0 million allowance balance increase compared to the forecasts used for our June 30, 2022 allowance calculation, in large part reflecting lower economic growth and higher unemployment conditions. Our methodology does provide for a potential qualitative factor that can be used in the event of local or regional conditions that depart from the conditions and forecasts for the entire country.

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

As of September 30, 2022, we employed two additional qualitative factors:

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

A provision for credit losses of $2.9 million was recorded during the third quarter of 2022, compared to a provision expense of $1.9 million during the third quarter of 2021.  A provision for credit losses of $3.5 million was recorded during the first nine months of 2022, compared to a negative provision of $0.9 million during the first nine months of 2021.  The provision expense recorded during the current-year third quarter mainly reflected allocations necessitated by commercial loan and residential mortgage loan growth, increased specific reserves for certain distressed commercial loan relationships, and a decline in forecasted economic conditions.  The provision expense recorded during the first nine months of 2022 primarily resulted from these factors, along with a higher reserve for residential mortgage loans stemming from slower principal prepayment rates and the associated extended average life of the portfolio.  The increases were partially mitigated by the recording of net loan recoveries and ongoing strong loan quality metrics during the periods.  In addition, reflecting improvement in overall Covid-19 conditions, including increased vaccination rates, the availability of booster shots, and the lifting of many economic growth-restraining restrictions, we reduced the allocation amounts associated with the Covid-19 environmental factor during the second quarter of 2022.

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

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivatives: Derivative financial instruments are recognized as assets or liabilities at fair value. The accounting for changes in the fair value of derivatives depends on the use of the derivatives and whether the derivatives qualify for hedge accounting. Used as part of our asset and liability management to help manage interest rate risk, our derivatives have generally consisted of interest rate swap agreements that qualify for hedge accounting. We do not use derivatives for speculative purposes.

Changes in the fair value of derivatives that are designated, for accounting purposes, as a hedge of the variability of cash flows to be received on various assets and liabilities and are effective are reported in other comprehensive income. They are later reclassified into earnings in the same periods during which the hedged transaction affects earnings and are included in the line item in which the hedged cash flows are recorded. If hedge accounting does not apply, changes in the fair value of derivatives are recognized immediately in current earnings as interest income or expense. We had no derivative instruments designated as hedges as of September 30, 2022 and December 31, 2021.

Goodwill and Core Deposit Intangible: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. A more frequent assessment is performed should events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We conducted an annual test during 2021, with no impairment recognized, and no circumstances have arisen in 2022 to warrant an additional impairment analysis beyond the annual test in 2022. We may elect to perform a qualitative assessment for the annual impairment test. If the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, then we would be required to perform a quantitative test for goodwill impairment. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table depicts our sources of noninterest income that are scoped within Topic 606:

	Three Months Ended Sept 30, 2022	Three Months Ended Sept 30, 2021	Nine Months Ended Sept 30, 2022	Nine Months Ended Sept 30, 2021

Service charges on deposit and sweep accounts	$1,579,000	$1,324,000	$4,489,000	$3,687,000
Credit and debit card fees	2,086,000	1,947,000	6,101,000	5,545,000
Payroll processing	533,000	412,000	1,635,000	1,374,000
Customer service fees	210,000	241,000	654,000	650,000

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

Customer Service Fees: We earn fees by providing a variety of other services to our customers, such as wire transfers, check ordering, sales of cashier checks and money orders, and rentals of safe deposit boxes. Generally, fees are recognized and collected daily, concurrently with the point in time we fulfill the customer request. Safe deposit box rentals are on annual contracts, with fees generally earned at the time of the contract signing or renewal. Customer service fees are recorded as other noninterest income on our Consolidated Statements of Income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.    SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022
U.S. Government agency debt obligations	$453,675,000	$0	$(68,219,000)	$385,456,000
Mortgage-backed securities	39,011,000	12,000	(6,366,000)	32,657,000
Municipal general obligation bonds	155,294,000	31,000	(13,304,000)	142,021,000
Municipal revenue bonds	26,245,000	0	(3,880,000)	22,365,000
Other investments	500,000	0	0	500,000

	$674,725,000	$43,000	$(91,769,000)	$582,999,000

December 31, 2021
U.S. Government agency debt obligations	$398,874,000	$266,000	$(8,769,000)	$390,371,000
Mortgage-backed securities	41,906,000	549,000	(652,000)	41,803,000
Municipal general obligation bonds	133,894,000	4,092,000	(392,000)	137,594,000
Municipal revenue bonds	22,289,000	331,000	(145,000)	22,475,000
Other investments	500,000	0	0	500,000

	$597,463,000	$5,238,000	$(9,958,000)	$592,743,000

Securities with unrealized losses at September 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2022
U.S. Government agency debt obligations	$110,145,000	$16,096,000	$275,311,000	$52,123,000	$385,456,000	$68,219,000
Mortgage-backed securities	31,918,000	6,365,000	13,000	1,000	31,931,000	6,366,000
Municipal general obligation bonds	108,512,000	8,687,000	26,039,000	4,617,000	134,551,000	13,304,000
Municipal revenue bonds	13,504,000	1,759,000	8,861,000	2,121,000	22,365,000	3,880,000

	$264,079,000	$32,907,000	$310,224,000	$58,862,000	$574,303,000	$91,769,000

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

At September 30, 2022, 774 debt securities with estimated fair values totaling $574 million had unrealized losses aggregating $91.8 million. At December 31, 2021, 333 debt securities with estimated fair values totaling $462 million had unrealized losses aggregating $10.0 million. At September 30, 2022, unrealized losses aggregating $74.6 million were attributable to bonds issued or guaranteed by agencies of the U.S. federal government, while unrealized losses totaling $17.2 million were associated with bonds issued by state-based municipalities. After considering the issuers of the bonds, and taking into account the fact that no municipal issuer had been subject to a credit rating downgrade by bond credit rating agencies, we determined that the unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary.

The amortized cost and fair value of debt securities at September 30, 2022, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.    SECURITIES (Continued)

	Weighted Average Yield	Amortized Cost	Fair Value

Due in 2022	1.35%	$3,739,000	$3,732,000
Due in 2023 through 2027	1.15	267,809,000	242,952,000
Due in 2028 through 2032	1.86	316,237,000	264,643,000
Due in 2033 and beyond	2.58	47,429,000	38,515,000
Mortgage-backed securities	2.09	39,011,000	32,657,000
Other investments	4.33	500,000	500,000

Total available for sale securities	1.64%	$674,725,000	$582,999,000

Securities issued by the State of Michigan and all its political subdivisions had combined amortized costs of $181 million and $155 million at September 30, 2022 and December 31, 2021, respectively, with estimated market values of $164 million and $158 million, respectively. Securities issued by all other states and their political subdivisions had combined amortized costs of $0.2 million and $1.7 million and estimated market values of $0.3 million and $1.7 million at September 30, 2022 and December 31, 2021, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $199 million and $197 million at September 30, 2022 and December 31, 2021, respectively. Investments in Federal Home Loan Bank stock are restricted and may only be resold or redeemed by the issuer.

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

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Our total loans at September 30, 2022 were $3.88 billion compared to $3.45 billion at December 31, 2021, an increase of $427 million, or 12.4%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at September 30, 2022 and December 31, 2021, and the percentage change in loans from the end of 2021 to the end of the third quarter of 2022, are as follows:

					Percent
	September 30, 2022		December 31, 2021		Increase
	Balance	%	Balance	%	(Decrease)

Commercial:
Commercial and industrial (1)	$1,213,630,000	31.3%	$1,137,419,000	32.9%	6.7%
Vacant land, land development, and residential construction	60,970,000	1.6	43,239,000	1.3	41.0
Real estate – owner occupied	643,577,000	16.6	565,758,000	16.4	13.8
Real estate – non-owner occupied	1,002,638,000	25.8	1,027,415,000	29.7	(2.4)
Real estate – multi-family and residential rental	224,248,000	5.7	176,593,000	5.1	27.0
Total commercial	3,145,063,000	81.0	2,950,424,000	85.4	6.6

Retail:
1-4 family mortgages	705,441,000	18.2	442,547,000	12.8	59.4
Other consumer loans (2)	30,454,000	0.8	60,488,000	1.8	(49.7)
Total retail	735,895,000	19.0	503,035,000	14.6	46.3

Total loans	$3,880,958,000	100.0%	$3,453,459,000	100.0%	12.4%

(1)	For September 30, 2022, and December 31, 2021, includes $2.6 million and $40.1 million in loans originated under the Paycheck Protection Program, respectively.

(2)

In conjunction with the adoption of the CECL methodology effective January 1, 2022, home equity lines of credit were reclassified to 1-4 family mortgage loans from other consumer loans. Home equity lines of credit totaled $35.6 million and $29.5 million as of September 30, 2022 and December 31, 2021, respectively.

Nonperforming loans as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021

Loans past due 90 days or more still accruing interest	$0	$155,000
Nonaccrual loans	1,416,000	2,313,000

Total nonperforming loans	$1,416,000	$2,468,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The recorded principal balance of nonperforming loans was as follows:

	September 30, 2022	December 31, 2021
Commercial:
Commercial and industrial	$249,000	$663,000
Vacant land, land development, and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	249,000	663,000

Retail:
1-4 family mortgages	1,167,000	1,686,000
Other consumer loans	0	119,000
Total retail	1,167,000	1,805,000

Total nonperforming loans	$1,416,000	$2,468,000

An age analysis of past due loans is as follows as of September 30, 2022:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing

Commercial:
Commercial and industrial	$16,000	$0	$249,000	$265,000	$1,213,365,000	$1,213,630,000	$0
Vacant land, land development, and residential construction	32,000	0	0	32,000	60,938,000	60,970,000	0
Real estate – owner occupied	0	0	0	0	643,577,000	643,577,000	0
Real estate – non-owner occupied	0	0	0	0	1,002,638,000	1,002,638,000	0
Real estate – multi-family and residential rental	0	0	0	0	224,248,000	224,248,000	0
Total commercial	48,000	0	249,000	297,000	3,144,766,000	3,145,063,000	0

Retail:
1-4 family mortgages	53,000	31,000	141,000	225,000	705,216,000	705,441,000	0
Other consumer loans	1,000	0	0	1,000	30,453,000	30,454,000	0
Total retail	54,000	31,000	141,000	226,000	735,669,000	735,895,000	0

Total past due loans	$102,000	$31,000	$390,000	$523,000	$3,880,435,000	$3,880,958,000	$0

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

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on an internal watch list. Senior management and the Board of Directors review this list regularly. Market value estimates of collateral on distressed lending relationships, as well as on foreclosed and repossessed assets, are reviewed periodically. We also have a process in place to monitor whether value estimates at each quarter-end are reflective of current market conditions. Our credit policies establish criteria for obtaining appraisals and determining internal value estimates. We may also adjust outside and internal valuations based on identifiable trends within our markets, such as recent sales of similar properties or assets, listing prices and offers received. In addition, we may discount certain appraised and internal value estimates to address distressed market conditions. Under CECL for collateral dependent loans in instances where the borrower is experiencing financial difficulties, we adopted the practical expedient to measure the allowance based on the fair value of collateral. The allowance is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral and the recorded principal balance. If the fair value of the collateral exceeds the recorded principal balance, no allowance is required.

Collateral dependent loans, representing the entire amount of loans on nonaccrual, totaled $1.4 million as of September 30, 2022.  Residential real estate served as collateral on $1.2 million in loans categorized as 1-4 family mortgages, with non-real estate business assets serving as collateral on $0.2 million in loans categorized as commercial and industrial loans.  Specific reserve allocations on nonaccrual loans totaled less than $0.1 million as of September 30, 2022.  No interest income was recognized on nonaccrual loans during the third quarter and first nine months of 2022.  Lost interest income on nonaccrual loans totaled less than $0.1 million and $0.1 million during the third quarter and first nine months of 2022, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Impaired loans as of December 31, 2021, and average impaired loans for the three and nine months ended September 30, 2021, were as follows:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To- Date Average Recorded Principal Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$2,893,000	$2,818,000		$2,759,000	$3,836,000
Vacant land, land development and residential construction	0	0		0	0
Real estate – owner occupied	9,674,000	9,674,000		12,674,000	13,374,000
Real estate – non-owner occupied	0	0		0	163,000
Real estate – multi-family and residential rental	91,000	91,000		46,000	23,000
Total commercial	12,658,000	12,583,000		15,479,000	17,396,000
Retail:
Home equity and other	1,173,000	1,107,000		1,223,000	1,093,000
1-4 family mortgages	3,166,000	2,025,000		2,256,000	2,403,000
Total retail	4,339,000	3,132,000		3,479,000	3,496,000

Total with no related allowance recorded	$16,997,000	$15,715,000		$18,958,000	$20,892,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To- Date Average Recorded Principal Balance
With an allowance recorded
Commercial:
Commercial and industrial	$2,192,000	$2,192,000	$266,000	$2,888,000	$1,617,000
Vacant land, land development and residential construction	0	0	0	0	0
Real estate – owner occupied	761,000	761,000	84,000	994,000	813,000
Real estate – non-owner occupied	146,000	146,000	4,000	152,000	156,000
Real estate – multi-family and residential rental	0	0	0	0	0
Total commercial	3,099,000	3,099,000	354,000	4,034,000	2,586,000
Retail:
Home equity and other	160,000	140,000	123,000	197,000	232,000
1-4 family mortgages	412,000	412,000	69,000	472,000	569,000
Total retail	572,000	552,000	192,000	669,000	801,000

Total with an allowance recorded	$3,671,000	$3,651,000	$546,000	$4,703,000	$3,387,000

Total impaired loans:
Commercial	$15,757,000	$15,682,000	$354,000	$19,513,000	$19,982,000
Retail	4,911,000	3,684,000	192,000	4,148,000	4,297,000
Total impaired loans	$20,668,000	$19,366,000	$546,000	$23,661,000	$24,279,000

Impaired commercial loans for which no allocation of the allowance has been made in large part consist of performing troubled debt restructurings where the estimated collateral fair value exceeds the recorded principal balance, while impaired retail loans with no allowance allocation generally reflect situations whereby the recorded principal balances have been charged-down to estimated collateral fair value. Interest income recognized on accruing troubled debt restructurings totaled $0.4 million and $1.2 million during the third quarter and first nine months of 2021, respectively. No interest income was recognized on nonaccrual loans during the third quarter and first nine months of 2021. Lost interest income on nonaccrual loans totaled less than $0.1 million and $0.1 million during the third quarter and first nine months of 2021, respectively.

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

Credit quality indicators were as follows as of September 30, 2022:

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4 (1)	$740,682,000	$42,738,000	$385,604,000	$499,327,000	$138,694,000
Grades 5 – 7	455,801,000	18,123,000	254,827,000	490,785,000	85,502,000
Grades 8 – 9	17,147,000	109,000	3,146,000	12,526,000	52,000
Total commercial	$1,213,630,000	$60,970,000	$643,577,000	$1,002,638,000	$224,248,000

Retail credit exposure – credit risk profiled by collateral type:

	Other Consumer Loans	Retail 1-4 Family Mortgages

Performing	$30,454,000	$704,274,000
Nonperforming	0	1,167,000
Total retail	$30,454,000	$705,441,000

(1)	Included in Commercial and Industrial Loans Grades 1 – 4 are $2.6 million of loans originated under the Paycheck Protection Program.

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

The primary risk elements with respect to commercial loans are the financial condition of the borrower, the sufficiency of collateral, and timeliness of scheduled payments. We have a policy of requesting and reviewing periodic financial statements from commercial loan customers and employ a disciplined and formalized review of the existence of collateral and its value. The primary risk element with respect to each residential real estate loan and consumer loan is the timeliness of scheduled payments; loans 90 days or more past due are considered nonperforming. We have a reporting system that monitors past due loans and have adopted policies to pursue creditors’ rights in order to preserve our collateral position.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3 .    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table reflects loan balances as of September 30, 2022 based on year of origination (dollars in thousands):

	2022	2021	2020	2019	2018	Prior	Term Total	Revolving Loans	Grand Total
Commercial:
Commercial and Industrial:
Grades 1 – 4	$84,723	$172,209	$49,083	$12,173	$2,826	$10,313	$331,327	$409,355	$740,682
Grades 5 – 7	144,180	46,989	34,404	9,322	1,866	238	236,999	218,802	455,801
Grades 8 – 9	3,849	249	0	0	51	36	4,185	12,962	17,147
Total	$232,752	$219,447	$83,487	$21,495	$4,743	$10,587	$572,511	$641,119	$1,213,630

Vacant Land, Land Development and Residential Construction:
Grades 1 – 4	$26,719	$11,956	$3,432	$0	$0	$343	$42,450	$288	$42,738
Grades 5 – 7	8,274	8,519	558	52	0	718	18,121	2	18,123
Grades 8 – 9	0	0	0	0	16	93	109	0	109
Total	$34,993	$20,475	$3,990	$52	$16	$1,154	$60,680	$290	$60,970

Real Estate – Owner Occupied:
Grades 1 – 4	$129,640	$159,735	$58,119	$19,107	$9,589	$9,414	$385,604	$0	$385,604
Grades 5 – 7	120,184	60,281	37,008	11,893	22,890	2,571	254,827	0	254,827
Grades 8 – 9	2,689	250	45	0	162	0	3,146	0	3,146
Total	$252,513	$220,266	$95,172	$31,000	$32,641	$11,985	$643,577	$0	$643,577

Real Estate – Non-Owner Occupied:
Grades 1 – 4	$88,916	$182,620	$132,805	$68,453	$10,300	$16,233	$499,327	$0	$499,327
Grades 5 – 7	117,989	167,936	122,665	22,901	14,092	45,202	490,785	0	490,785
Grades 8 – 9	6,780	5,746	0	0	0	0	12,526	0	12,526
Total	$213,685	$356,302	$255,470	$91,354	$24,392	$61,435	$1,002,638	$0	$1,002,638

Real Estate – Multi-Family and Residential Rental:
Grades 1 – 4	$31,627	$56,824	$37,519	$5,387	$3,067	$4,270	$138,694	$0	$138,694
Grades 5 – 7	38,003	26,696	13,441	3,249	3,131	982	85,502	0	85,502
Grades 8 – 9	0	0	0	0	0	52	52	0	52
Total	$69,630	$83,520	$50,960	$8,636	$6,198	$5,304	$224,248	$0	$224,248
Total Commercial	$803,573	$900,010	$489,079	$152,537	$67,990	$90,465	$2,503,654	$641,409	$3,145,063

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

	2022	2021	2020	2019	2018	Prior	Term Total	Revolving Loans	Grand Total
Retail:
1-4 Family Mortgages:
Performing	$258,124	$243,023	$95,502	$12,576	$15,111	$44,741	$669,077	$35,197	$704,274
Nonperforming	20	86	0	0	0	1,061	1,167	0	1,167
Total	$258,144	$243,109	$95,502	$12,576	$15,111	$45,802	$670,244	$35,197	$705,441
Other Consumer Loans:
Performing	$3,810	$3,251	$1,264	$1,247	$497	$549	$10,618	$19,836	$30,454
Nonperforming	0	0	0	0	0	0	0	0	0
Total	$3,810	$3,251	$1,264	$1,247	$497	$549	$10,618	$19,836	$30,454
Total Retail	$261,954	$246,360	$96,766	$13,823	$15,608	$46,351	$680,862	$55,033	$735,895

Grand Total	$1,065,527	$1,146,370	$585,845	$166,360	$83,598	$136,816	$3,184,516	$696,442	$3,880,958

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Activity in the allowance for credit losses during the three months and nine months ended September 30, 2022 is as follows (dollars in thousands):

	Commercial and industrial	Commercial vacant land, land development and residential construction	Commercial real estate – owner occupied	Commercial real estate – non-owner occupied	Commercial real estate – multi-family and residential rental	1-4 family mortgages	Other consumer loans	Unallocated	Total
Allowance for credit losses:
Balance at 6-30-22	$8,608	$446	$5,578	$9,614	$1,274	$10,267	$165	$22	$35,974
Provision for credit losses	1,110	21	372	(108)	(21)	1,530	(13)	9	2,900
Charge-offs	0	0	0	0	0	0	0	0	0
Recoveries	22	1	22	0	23	154	24	0	246
Ending balance	$9,740	$468	$5,972	$9,506	$1,276	$11,951	$176	$31	$39,120

Balance at 12-31-21	$10,782	$420	$6,045	$13,301	$1,695	$2,449	$626	$45	$35,363
Adoption of ASU 2016-13	(1,571)	(43)	(560)	(2,534)	(621)	5,395	(411)	(55)	(400)
Provision for credit losses	518	117	407	(1,261)	165	3,587	(74)	41	3,500
Charge-offs	(170)	(29)	0	0	0	(2)	(18)	0	(219)
Recoveries	181	3	80	0	37	522	53	0	876
Ending balance	$9,740	$468	$5,972	$9,506	$1,276	$11,951	$176	$31	$39,120

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Activity in the allowance for loan losses during the three months and nine months ended September 30, 2021 and the recorded investments in loans as of December 31, 2021 are as follows (dollars in thousands):

	Commercial and industrial	Commercial vacant land, land development and residential construction	Commercial real estate – owner occupied	Commercial real estate – non-owner occupied	Commercial real estate – multi-family and residential rental	Home equity and other	1–4 family mortgages	Unallocated	Total
Allowance for loan losses:
Balance at 6-30-21	$9,340	$479	$7,701	$12,785	$1,787	$742	$2,894	$185	$35,913
Provision for loan losses	1,518	(180)	(1,151)	1,523	157	(64)	97	0	1,900
Charge-offs	(690)	0	0	0	0	(23)	(30)	0	(743)
Recoveries	10	127	76	0	0	42	98	0	353
Ending balance	$10,178	$426	$6,626	$14,308	$1,944	$697	$3,059	$185	$37,423

Balance at 12-31-20	$9,424	$679	$8,246	$13,611	$1,819	$889	$3,240	$59	$37,967
Provision for loan losses	647	307	(2,028)	697	125	(271)	(503)	126	(900)
Charge-offs	(54)	(705)	(12)	0	0	(30)	(64)	0	(865)
Recoveries	161	145	420	0	0	109	386	0	1,221
Ending balance	$10,178	$426	$6,626	$14,308	$1,944	$697	$3,059	$185	$37,423

Ending balance: individually evaluated for impairment	$449	$0	$89	$6	$0	$142	$79	$0	$765

Ending balance: collectively evaluated for impairment	$9,729	$426	$6,537	$14,302	$1,944	$555	$2,980	$185	$36,658

Total loans (*):
Ending balance	$1,097,309	$43,239	$565,758	$1,027,415	$176,593	$60,488	$442,547		$3,413,349

Ending balance: individually evaluated for impairment	$5,010	$0	$10,435	$146	$91	$1,247	$2,437		$19,366

Ending balance: collectively evaluated for impairment	$1,092,299	$43,239	$555,323	$1,027,269	$176,502	$59,241	$440,110		$3,393,983

(*) Excludes $40.1 million in loans originated under the Paycheck Protection Program.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Loans modified as troubled debt restructurings generally reflect other than insignificant payment delays and below market interest rates.

Loans modified as troubled debt restructurings during the three months ended September 30, 2022 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Commercial:
Commercial and industrial	1	$19,000	$19,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	1	19,000	19,000
Retail:
1-4 family mortgages	2	289,000	289,000
Other consumer loans	0	0	0
Total retail	2	289,000	289,000

Total loans	3	$308,000	$308,000

Loans modified as troubled debt restructurings during the nine months ended September 30, 2022 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Commercial:
Commercial and industrial	3	$6,593,000	$6,593,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	3	6,593,000	6,593,000
Retail:
1-4 family mortgages	5	501,000	500,000
Other consumer loans	0	0	0
Total retail	5	501,000	500,000

Total loans	8	$7,094,000	$7,093,000

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

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

We had no loans modified as troubled debt restructurings within the previous twelve months that became over 30 days past due within the three months or nine months ended September 30, 2022.

We had one loan with a balance of less than $0.1 million modified as a troubled debt restructuring within the previous twelve months that became over 30 days past due within the three months ended September 30, 2021; this loan was the only troubled debt restructured loan that became over 30 days past due within the first nine months of 2021.

Activity for loans categorized as troubled debt restructurings during the three months ended September 30, 2022 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$9,938,000	$0	$87,000	$139,000	$88,000
Charge-Offs	0	0	0	0	0
Payments (net)	(891,000)	0	(3,000)	(4,000)	(88,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	19,000	0	0	0	0
Ending Balance	$9,066,000	$0	$84,000	$135,000	$0

	Retail	Retail
	1-4 Family	Other Consumer
	Mortgages	Loans
Retail Loan Portfolio:
Beginning Balance	$2,339,000	$3,000
Charge-Offs	0	0
Payments (net)	(84,000)	(1,000)
Transfers to ORE	0	0
Net Additions/Deletions	289,000	0
Ending Balance	$2,544,000	$2,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during the nine months ended September 30, 2022 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$4,973,000	$0	$10,435,000	$146,000	$91,000
Charge-Offs	(95,000)	0	0	0	0
Payments (net)	(378,000)	0	(9,682,000)	(11,000)	(91,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	4,566,000	0	(669,000)	0	0
Ending Balance	$9,066,000	$0	$84,000	$135,000	$0

	Retail	Retail
	1-4 Family	Other Consumer
	Mortgages	Loans
Retail Loan Portfolio:
Beginning Balance	$627,000	$1,202,000
Charge-Offs	0	0
Payments (net)	(253,000)	(13,000)
Transfers to ORE	0	0
Net Additions/Deletions (1)	2,170,000	(1,187,000)
Ending Balance	$2,544,000	$2,000

(1)

Includes $1.2 million in the transfer of home equity lines of credit from other consumer loans to 1-4 family mortgages in association with the adoption of the CECL methodology effective January 1, 2022.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during the three months ended September 30, 2021 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$5,563,000	$0	$13,888,000	$153,000	$0
Charge-Offs	(17,000)	0	0	0	0
Payments (net)	(75,000)	0	(439,000)	(2,000)	0
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	184,000	0	0	0	92,000
Ending Balance	$5,655,000	$0	$13,449,000	$151,000	$92,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$1,396,000	$699,000
Charge-Offs	0	0
Payments (net)	(91,000)	(51,000)
Transfers to ORE	0	0
Net Additions/Deletions	0	0
Ending Balance	$1,305,000	$648,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during the nine months ended September 30, 2021 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$6,414,000	$0	$14,797,000	$480,000	$0
Charge-Offs	(17,000)	0	0	0	0
Payments (net)	(3,596,000)	0	(2,034,000)	(329,000)	0
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	2,854,000	0	686,000	0	92,000
Ending Balance	$5,655,000	$0	$13,449,000	$151,000	$92,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$1,146,000	$806,000
Charge-Offs	0	0
Payments (net)	(323,000)	(204,000)
Transfers to ORE	0	0
Net Additions/Deletions	482,000	46,000
Ending Balance	$1,305,000	$648,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	September 30, 2022	December 31, 2021

Land and improvements	$13,517,000	$15,111,000
Buildings	52,960,000	56,168,000
Furniture and equipment	23,006,000	22,974,000
	89,483,000	94,253,000
Less: accumulated depreciation	37,366,000	36,955,000

Premises and equipment, net	$52,117,000	$57,298,000

Depreciation expense totaled $1.5 million during the third quarters of 2022 and 2021. Depreciation expense totaled $4.5 million during the first nine months of 2022, compared to $4.3 million during the first nine months of 2021.

We enter into facility leases in the normal course of business. As of September 30, 2022 and December 31, 2021, we were under lease contracts for ten of our banking facilities. The leases had maturity dates ranging from June, 2023 through December, 2026, with a weighted average life of 2.7 years and 2.8 years as of September 30, 2022 and December 31, 2021, respectively. All of our leases have multiple three- to five-year extensions; however, those were not factored in the lease maturities and weighted average lease term as it is not reasonably certain we will exercise the options.

Leases are classified as either operating or finance leases at the lease commitment date, with all of our current leases determined to be operating leases. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term, while lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date at the estimated present value of lease payments over the lease term. We use our incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments. The weighted average discount rate for leases was 5.40% and 4.70% as of September 30, 2022 and December 31, 2021, respectively.

The right-of-use assets, included in premises and equipment, net on our Consolidated Balance Sheets, and the lease liabilities, included in other liabilities on our Consolidated Balance Sheets, each totaled $4.1 million as of September 30, 2022, and $3.6 million as of December 31, 2021. As permitted by applicable accounting standards, we have elected not to recognize short-term leases with original terms of twelve months or less on our Consolidated Balance Sheets. Total operating lease expense associated with the leases aggregated $0.2 million during the third quarters of 2022 and 2021, and $0.6 million and $0.5 million during the first nine months of 2022 and 2021, respectively.

Future lease payments at September 30, 2022 totaled $4.7 million, comprised of $1.0 million in one year, $1.4 million in one to three years, $0.7 million in three to five years and $1.6 million in over five years. Future lease payments at December 31, 2021 totaled $3.6 million, comprised of $0.8 million in one year, $1.4 million in one to three years, $0.3 million in three to five years and $1.1 million in over five years.

As part of the relocation of our Lansing operations, we completed the sale of our Lansing facility on July 14, 2022. Net proceeds totaled $2.9 million, with a $0.3 million loss on sale recorded during the second quarter of 2022.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    DEPOSITS

Our total deposits at September 30, 2022 totaled $3.85 billion, a decrease of $237 million, or 5.8%, from December 31, 2021. The components of our outstanding balances at September 30, 2022 and December 31, 2021, and percentage change in deposits from the end of 2021 to the end of the third quarter of 2022, are as follows:

	September 30, 2022		December 31, 2021		Percent Increase
	Balance	%	Balance	%	(Decrease)

Noninterest-bearing demand	$1,716,904,000	44.6%	$1,677,952,000	41.1%	2.3%
Interest-bearing checking	529,297,000	13.8	538,838,000	13.2	(1.8)
Money market	808,734,000	21.0	1,040,176,000	25.5	(22.3)
Savings	412,491,000	10.7	394,330,000	9.7	4.6
Time, under $100,000	114,751,000	3.0	132,776,000	3.2	(13.6)
Time, $100,000 and over	263,908,000	6.9	275,208,000	6.7	(4.1)
Total local deposits	3,846,085,000	100.0	4,059,280,000	99.4	(5.3)

Out-of-area time, $100,000 and over	0	0.0	23,913,000	0.6	NA

Total deposits	$3,846,085,000	100.0%	$4,083,193,000	100.0%	(5.8%)

Total time deposits of more than $250,000 totaled $187 million and $207 million at September 30, 2022 and December 31, 2021, respectively.

6.     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements follows:

	Nine Months Ended September 30, 2022	Twelve Months Ended December 31, 2021

Outstanding balance at end of period	$198,605,000	$197,463,000
Average interest rate at end of period	0.14%	0.11%

Average daily balance during the period	$198,639,000	$158,855,000
Average interest rate during the period	0.10%	0.11%
Maximum daily balance during the period	$232,959,000	$209,093,000

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

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.    FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES

Federal Home Loan Bank of Indianapolis (“FHLBI”) bullet advances totaled $310 million at September 30, 2022, and were expected to mature at varying dates from October 2022 through June 2027, with fixed rates of interest from 0.55% to 3.18% and averaging 1.92%. FHLBI bullet advances totaled $374 million at December 31, 2021, and were expected to mature at varying dates from January 2022 through June 2027, with fixed rates of interest from 0.55% to 3.18% and averaging 2.00%.

Maturities of FHLBI bullet advances as of September 30, 2022 were as follows:

2022	$30,000,000
2023	80,000,000
2024	80,000,000
2025	50,000,000
2026	30,000,000
Thereafter	40,000,000

FHLBI amortizing advances totaled $28.3 million as of September 30, 2022, with an average rate of 2.52%. We had no FHLBI amortizing advances outstanding as of December 31, 2021. FHLBI amortizing advances are obtained periodically to assist in managing interest rate risk associated with certain longer-term fixed rate commercial loans, with annual principal payments that closely align with the scheduled amortization of the underlying commercial loans.

Scheduled principal payments on FHLBI amortizing advances as of September 30, 2022 were as follows:

2022	$0
2023	353,000
2024	826,000
2025	862,000
2026	899,000
Thereafter	25,323,000

Each advance is payable at its maturity date and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2022 totaled $1.0 billion, with remaining availability based on collateral equaling $659 million.

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

We have determined that our commercial-related lending commitments are unconditionally cancellable. Additionally, the vast majority of unfunded commercial loan commitments consist of revolving lines of credit wherein the aggregate amounts outstanding and available remain relatively stable, and any seasonality of line usage is nominal. Line of credit draws, irrespective of the maximum credit or individual note amount, are governed by borrowing or advance formulas, while draws off of commercial and residential construction loans are governed by the receipt and satisfactory review of contractor and subcontractor sworn statements, lien waivers and title insurance company endorsements. Letters of credit are rarely drawn. For retail lines of credit, including home equity lines of credit, overdraft protection lines of credit and personal unsecured lines of credit, and credit cards, average outstanding balances as a percent of total available credit have remained relatively steady over the past several years. We determined allowance requirements for these credit types by calculating the difference between the average percent outstanding of the funded commitments over the past several years to actual percent outstanding as of September 30, 2022 and applying the respective expected loss allocation factors to the difference as this difference represents the average of unfunded commitments we expect to eventually be drawn upon. The calculated allowance for the retail lines of credit and credit cards as of September 30, 2022 was $0.3 million.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at September 30, 2022 and December 31, 2021 follows:

	September 30, 2022	December 31, 2021

Commercial unused lines of credit	$1,179,856,000	$1,098,951,000
Unused lines of credit secured by 1 – 4 family residential properties	69,637,000	64,313,000
Credit card unused lines of credit	118,125,000	92,146,000
Other consumer unused lines of credit	90,470,000	64,876,000
Commitments to make loans	308,781,000	212,476,000
Standby letters of credit	24,503,000	33,109,000
	$1,791,372,000	$1,565,871,000

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

Derivatives not designated as hedges are not speculative and result from a service provided to certain commercial loan borrowers. We execute interest rate swaps with commercial banking customers desiring longer-term fixed rate loans, while simultaneously entering into interest rate swaps with correspondent banks to offset the impact of the interest rate swaps with the commercial banking customers. The net result is the desired floating rate loans and a minimization of the risk exposure of the interest rate swap transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the commercial banking customer interest rate swaps and the offsetting interest rate swaps with the correspondent banks are recognized directly to earnings. Fees paid to us by the correspondent banks are recognized as noninterest income on our Consolidated Statements of Income on the settlement date.

The fair values of derivative instruments as of September 30, 2022 are reflected on a gross basis in the following table.

	Notional Amount	Balance Sheet Location	Fair Value

Derivative Assets
Interest rate swaps	$359,936,000	Other Assets	$28,445,000

Derivative Liabilities
Interest rate swaps	359,936,000	Other Liabilities	28,544,000

The effect of interest rate swaps that are not designated as hedging instruments resulted in income of $0.2 million during the first nine months of 2022 that was recorded in other noninterest expense on our Consolidated Statements of Income. The value of interest rate swaps in a liability position, which includes accrued interest, was $28.5 million as of September 30, 2022. We have master netting arrangements with our correspondent banks. Cash collateral totaling $28.0 million was provided to us by the counterparty correspondent banks as of September 30, 2022. Cash collateral amounts, which are based on daily fair value calculations, are adjusted daily if fair value changes exceed an aggregate of $250,000.

Interest rate swaps entered into with commercial loan customers had notional amounts aggregating $360 million as of September 30, 2022. Associated credit exposure is generally mitigated by securing the interest rates swaps with the underlying collateral of the loan instruments.

The fair values of derivative instruments as of December 31, 2021 are reflected on a gross basis in the following table.

	Notional Amount	Balance Sheet Location	Fair Value

Derivative Assets
Interest rate swaps	$279,419,000	Other Assets	$4,609,000

Derivative Liabilities
Interest rate swaps	279,419,000	Other Liabilities	4,857,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.   DERIVATIVES AND HEDGING ACTIVITIES (Continued)

The effect of interest rate swaps that are not designated as hedging instruments resulted in expense of $0.2 million during the year-ended December 31, 2021 recognized in other noninterest expense on our Consolidated Statements of Income. The fair value of interest rate swaps in a liability position, which includes accrued interest, was $4.9 million as of December 31, 2021. We have master netting arrangements with our correspondent banks. Cash collateral totaling $3.6 million was provided to the counterparty correspondent banks as of December 31, 2021. Cash collateral amounts, which are based on daily fair value calculations, are adjusted daily if fair value changes exceed an aggregate of $250,000.

Interest rate swaps entered into with commercial loan customers had notional amounts aggregating $279 million as of December 31, 2021. Associated credit exposure is generally mitigated by securing the interest rates swaps with the underlying collateral of the loan instruments.

10.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	Level in	September 30, 2022		December 31, 2021
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Values	Values	Values	Values
Financial assets:
Cash	Level 1	$17,016	$17,016	$17,872	$17,872
Cash equivalents	Level 1	266,998	266,998	957,288	957,288
Securities available for sale	(1)	582,999	582,999	592,743	592,743
FHLBI stock	(2)	17,721	17,721	18,002	18,002
Loans, net	Level 3	3,841,838	3,803,053	3,418,096	3,498,345
Mortgage loans held for sale	Level 2	14,411	14,709	16,117	16,707
Mortgage servicing rights	Level 2	12,088	17,014	12,248	15,445
Accrued interest receivable	Level 2	13,988	12,988	9,311	9,311
Interest rate swaps	Level 2	28,445	28,445	4,609	4,609

Financial liabilities:
Deposits	Level 2	3,846,085	3,434,643	4,083,193	4,028,249
Repurchase agreements	Level 2	198,605	198,605	197,463	197,463
FHLBI advances	Level 2	338,263	318,419	374,000	384,927
Subordinated debentures	Level 2	48,787	49,854	48,244	48,284
Subordinated notes	Level 2	88,542	78,828	73,646	73,646
Accrued interest payable	Level 2	1,995	1,995	1,393	1,393
Interest rate swaps	Level 2	28,544	28,544	4,857	4,857

(1)	See Note 11 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.

(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions; therefore, fair value is estimated at carrying amount.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Carrying amount is the estimated fair value for cash and cash equivalents, FHLBI stock, accrued interest receivable and payable, noninterest-bearing checking accounts and securities sold under agreements to repurchase. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. Fair value for loans is based on an exit price model as required by ASU 2016-01, taking into account inputs such as discounted cash flows, probability of default and loss given default assumptions. Fair value for deposit accounts other than noninterest-bearing checking accounts is based on discounted cash flows using current market rates applied to the estimated life. The fair value of mortgage servicing rights is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The fair values of subordinated debentures, subordinated notes, and FHLBI advances are based on current rates for similar financing. The fair values of interest rate swaps are based on discounted cash flows using forecasted yield curves, along with insignificant unobservable inputs, such as borrower credit spreads. The fair value of other off-balance sheet items is estimated to be nominal.

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

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government agencies, and municipal general obligation and revenue bonds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information that becomes known to us necessitates an impairment. There was no such impairment as of September 30, 2022 or December 31, 2021. We have no Level 1 securities available for sale.

Derivatives. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves. Insignificant unobservable inputs, such as borrower credit spreads, are also utilized.

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of September 30, 2022 and December 31, 2021, we determined the fair value of our mortgage loans held for sale to be $14.7 million and $16.7 million, respectively.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  FAIR VALUES (Continued)

The balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government agency debt obligations	$385,456,000	$0	$385,456,000	$0
Mortgage-backed securities	32,657,000	0	32,657,000	0
Municipal general obligation bonds	142,021,000	0	141,398,000	623,000
Municipal revenue bonds	22,365,000	0	22,365,000	0
Other investments	500,000	0	500,000	0
Interest rate swaps	28,445,000	0	28,445,000	0
Total assets	$611,444,000	$0	$610,821,000	$623,000

Interest rate swaps	28,544,000	0	28,544,000	0
Total liabilities	$28,544,000	$0	$28,544,000	$0

There were no sales, purchases or transfers in or out of Level 3 during the first nine months of 2022. The less than $0.1 million reduction in Level 3 municipal general obligation bonds during the first nine months of 2022 reflects the scheduled maturities of such bonds.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  FAIR VALUES (Continued)

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government agency debt obligations	$390,371,000	$0	$390,371,000	$0
Mortgage-backed securities	41,803,000	0	41,803,000	0
Municipal general obligation bonds	137,594,000	0	136,917,000	677,000
Municipal revenue bonds	22,475,000	0	22,475,000	0
Other investments	500,000	0	500,000	0
Interest rate swaps	4,609,000	0	4,609,000	0
Total assets	$597,352,000	$0	$596,675,000	$677,000

Interest rate swaps	4,857,000	0	4,857,000	0
Total liabilities	$4,857,000	$0	$4,857,000	$0

There were no sales, purchases or transfers in or out of Level 3 during 2021. The less than $0.1 million reduction in Level 3 municipal general obligation bonds during 2021 reflects the scheduled maturities of such bonds.

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2022 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Collateral dependent loans	$1,416,000	$0	$0	$1,416,000
Foreclosed assets	0	0	0	0
Total	$1,416,000	$0	$0	$1,416,000

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

12.  EARNINGS PER SHARE

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

Approximately 319,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three and nine months ended September 30, 2022. In addition, stock options for approximately 1,000 shares of common stock were included in determining diluted earnings per share for the three and nine months ended September 30, 2022. Stock options for approximately 5,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three and nine months ended September 30, 2022.

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At September 30, 2022 and December 31, 2021, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since September 30, 2022 that we believe have changed our bank’s categorization.

Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
September 30, 2022
Total capital (to risk weighted assets)
Consolidated	$613,161	13.7%	$358,335	8.0%	$	NA	NA	%
Bank	597,717	13.4	358,165	8.0		447,706	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	485,499	10.8	268,751	6.0		NA	NA
Bank	558,597	12.5	268,624	6.0		358,165	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	438,786	9.8	201,563	4.5		NA	NA
Bank	558,597	12.5	201,468	4.5		291,009	6.5
Tier 1 capital (to average assets)
Consolidated	485,499	9.6	201,731	4.0		NA	NA
Bank	558,597	11.1	201,648	4.0		252,059	5.0

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

Our consolidated capital levels as of September 30, 2022 and December 31, 2021 include $46.7 million and $46.2 million, respectively, of trust preferred securities. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of September 30, 2022 and December 31, 2021, all $46.7 million and $46.2 million, respectively, of the trust preferred securities were included in our consolidated Tier 1 capital.

Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of September 30, 2022, our bank met all capital adequacy requirements under the BASEL III capital rules.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.  REGULATORY MATTERS (Continued)

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 13, 2022, our Board of Directors declared a cash dividend on our common stock in the amount of $0.31 per share that was paid on March 16, 2022 to shareholders of record as of March 4, 2022. On April 14, 2022, our Board of Directors declared a cash dividend on our common stock in the amount of $0.31 per share that was paid on June 15, 2022 to shareholders of record as of June 3, 2022. On July 14, 2022, our Board of Directors declared a cash dividend on our common stock in the amount of $0.32 per share that was paid on September 14, 2022 to shareholders of record as of September 2, 2022.

As of September 30, 2022, we had the ability to repurchase up to $6.8 million in common stock shares from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations as part of a $20.0 million common stock repurchase program announced in May 2021. No shares were repurchased during the first nine months of 2022. Historically, stock repurchases have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank.

14.  SUBORDINATED NOTES

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

15.  SUBSEQUENT EVENTS

On October 13, 2022, our Board of Directors declared a cash dividend on our common stock in the amount of $0.32 per share that will be paid on December 14, 2022 to shareholders of record as of December 2, 2022.

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

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Bank (“our bank”) and our bank’s subsidiary Mercantile Insurance Center, Inc., at September 30, 2022 and December 31, 2021 and the results of operations for the three months and nine months ended September 30, 2022 and September 30, 2021. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

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

We adopted CECL effective January 1, 2022 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2022, are presented under CECL while prior period amounts continue to be reported in accordance with the incurred loss accounting standards. The transition adjustment of the CECL adoption included a decrease in the allowance of $0.4 million, and a $0.3 million increase to the retained earnings account to reflect the cumulative effect of adopting CECL on our Consolidated Balance Sheet, with the $0.1 million tax impact portion being recorded as part of the deferred tax asset in other assets on our Consolidated Balance Sheet.

See Note 1 - Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the allowance. See also Note 3 – Loans and Allowance for Credit Losses in this Quarterly Report on Form 10-Q for further information regarding our loan portfolio and allowance.

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

Changes in the allowance for credit losses under CECL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2022, there was no allowance for credit losses related to the available for sale debt securities portfolio.

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

Coronavirus Pandemic

Although there has been an easing of Covid-19 pandemic-related restrictions, there remains a significant amount of stress and uncertainty across national and global economies due to the pandemic of coronavirus disease 2019 (“Covid-19”) caused by severe acute respiratory syndrome coronavirus 2 (the “Coronavirus Pandemic”). This uncertainty is heightened as certain geographic areas continue to experience surges in Covid-19 cases and governments at all levels continue to react to changes in circumstances, including vaccine hesitancy, booster shot efficacy, supply chain disruptions and inflationary pressures. In addition, this uncertainty is further heightened by the possibility that new and highly infectious variants and subvariants of Covid-19 might arise which are capable of evading vaccinations, booster shots and prior immunity.

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

The Paycheck Protection Program (“PPP”) reflects a substantial expansion of the Small Business Administration’s 100% guaranteed 7(a) loan program. The CARES Act authorized up to $350 billion in loans to businesses with fewer than 500 employees, including non-profit organizations, tribal business concerns, self-employed and individual contractors. The PPP provides 100% guaranteed loans to cover specific operating costs. PPP loans are eligible to be forgiven based upon certain criteria. In general, the amount of the loan that is forgivable is the sum of the payroll costs, interest payments on mortgages, rent and utilities incurred or paid by the business during a prescribed period beginning on the loan origination date. Any remaining balance after forgiveness is maintained at the 100% guarantee for the duration of the loan. The interest rate on the loan is fixed at 1.00%, with the financial institution receiving a loan origination fee paid by the Small Business Administration. The loan origination fees, net of the direct origination costs, are accreted into interest income on loans using the level yield methodology. The program ended on August 8, 2020. We originated approximately 2,200 loans aggregating $553 million. As of September 30, 2022, we recorded forgiveness transactions on all but five loans aggregating $0.5 million. Net loan origination fees of less than $0.1 million were recorded during the first nine months of 2022.

The Consolidated Appropriations Act, 2021 authorized an additional $284 billion in Second Draw PPP loans (“Second Draw”). The program ended on May 31, 2021. Under the Second Draw, we originated approximately 1,200 loans aggregating $209 million. As of September 30, 2022, we recorded forgiveness transactions on all but seven loans aggregating $2.1 million. Net loan origination fees of $0.9 million were recorded during the first nine months of 2022.

MERCANTILE BANK CORPORATION

●	Individual Economic Impact Payments

The Internal Revenue Service made three rounds of Individual Economic Impact Payments via direct deposit or mailed checks. In general, and subject to adjusted gross income limitations, qualifying individuals received payments of $1,200 in April 2020, $600 in January 2021 and $1,400 in March 2021.

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

Financial Overview

We reported net income of $16.0 million, or $1.01 per diluted share, for the third quarter of 2022, compared with net income of $15.1 million, or $0.95 per diluted share, during the third quarter of 2021. Net income for the first nine months of 2022 totaled $39.3 million, or $2.48 per diluted share, compared to $47.4 million, or $2.95 per diluted share, during the first nine months of 2021. Higher net interest income, stemming from an improving net interest margin and ongoing strong loan growth, combined with continued strength in asset quality metrics and increases in several key fee income revenue streams, in large part mitigated a significant decline in residential mortgage banking revenue as industry-wide originations come off of the record levels of 2020 and 2021, which were driven by low residential mortgage rates and resulting refinance activity. Our earnings performance in the 2021 periods also benefited from lower loan loss provisions reflecting improved economic conditions and expectations during those time periods.

Commercial loans increased $195 million during the first nine months of 2022, reflecting the net impact of growth in core commercial loans and payment activities under the PPP. Core commercial loans increased $232 million, or almost 11% on an annualized basis, while PPP payment activities aggregated $37.5 million, during the first nine months of 2022. Core commercial and industrial loans increased $114 million, owner-occupied commercial real estate (“CRE”) loans grew $77.8 million, multi-family and residential rental property loans increased $47.7 million, and vacant land, land development and residential construction loans increased $17.7 million, while non-owner occupied CRE loans were down $24.8 million. As a percentage of total commercial loans, commercial and industrial loans (excluding PPP loans) and owner occupied CRE loans combined equaled 59.0% as of September 30, 2022, compared to 57.1% at December 31, 2021. The new commercial loan pipeline remains strong, and at September 30, 2022, we had $169 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase.

Residential mortgage loans, excluding home equity lines of credit, increased $227 million during the first nine months of 2022, representing a growth rate of over 68% on an annualized basis. With the increase in residential mortgage loan rates during the first nine months of 2022, we have witnessed a shift in borrowers primarily now selecting adjustable rate residential mortgage loans compared to fixed rate residential mortgage loans in the previous couple of years. Generally, we sell fixed rate residential mortgage loans to third-party investors, while we maintain adjustable rate residential mortgage loans on our balance sheet. During the first nine months of 2022, approximately 29% of our residential mortgage loan production was comprised of longer-term fixed rate loans, compared to about 61% during the first nine months of 2021. The shift in product mix impacts the timing of revenue recognition; it takes an estimated 24 months for the amount of interest income earned on a residential mortgage loan that is retained on our balance sheet to approximate the amount of the immediately recorded gain on sale of a residential mortgage loan that has been sold to an investor.

MERCANTILE BANK CORPORATION

The overall quality of our loan portfolio remains strong, with nonperforming loans equaling only 0.04% of total loans as of September 30, 2022. Accruing loans past due 30 to 89 days remain very low, and we had no foreclosed properties as of September 30, 2022. We had no loan charge-offs during the third quarter of 2022, and an aggregated $0.2 million for the first nine months of the year, while recoveries of prior period loan charge-offs equaled $0.2 million and $0.9 million during the respective time periods. A net loan recovery, as a percentage of average total loans, equaled an annualized 0.03% and 0.02% during the third quarter and first nine months of 2022, respectively.

A provision for credit losses of $2.9 million was recorded during the third quarter of 2022, compared to a provision expense of $1.9 million during the third quarter of 2021.  A provision for credit losses of $3.5 million was recorded during the first nine months of 2022, compared to a negative provision of $0.9 million during the first nine months of 2021.  The provision expense recorded during the current-year third quarter mainly reflected allocations necessitated by commercial loan and residential mortgage loan growth, increased specific reserves for certain distressed commercial loan relationships, and a decline in forecasted economic conditions.  The provision expense recorded during the first nine months of 2022 primarily resulted from these factors, along with a higher reserve for residential mortgage loans stemming from slower principal prepayment rates and the associated extended average life of the portfolio.   The required reserve allocations resulting from these factors were partially mitigated by the positive impact of a change in the Covid-19 environmental factor during the second quarter, along with the recording of net loan recoveries and ongoing strong loan quality metrics during the periods.  Our adoption of Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments, on January 1, 2022, resulted in a $0.4 million one-time reduction to the allowance for credit losses.  The lower provision expense recorded in the 2021 periods was mainly comprised of a reduced reserve allocation associated with the economic and business conditions environmental factor, reflecting improvement in both current and forecasted economic conditions.

Interest-earning balances, primarily consisting of funds deposited at the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate risk sensitivity. During the first nine months of 2022, the average balance of these funds equaled $535 million, or 11.2% of average earning assets, compared to $649 million, or 14.6% of average earning assets, during the first nine months of 2021; these levels are substantially higher than our typical average balance of $75 million, or approximately 2% of average earning assets. The elevated levels during 2021 and through the first nine months of 2022 primarily reflected increased local deposits stemming from Covid-19-related federal government stimulus payments and reduced business and consumer investing and spending, and have had a significant negative impact on our net interest margin. The level of interest-earning balances has been on a declining trend during 2022, as excess monies have been used to fund loan growth as well as brokered deposit and Federal Home Loan Bank of Indianapolis (“FHLBI”) advance maturities. Average interest-earning balances equaled $295 million during the third quarter of 2022, compared to $531 million and $784 million during the second and first quarters of 2022, respectively.

Total deposits decreased $237 million during the first nine months of 2022, totaling $3.85 billion at September 30, 2022. Local deposits decreased $213 million and out-of-area deposits declined $23.9 million. The reduced level of local deposits primarily reflected a single customer’s anticipated withdrawal of a majority of funds that were obtained from the sale of a business and deposited in late 2021; excluding this withdrawal, total local deposits were relatively steady during the first nine months of 2022.

Net interest income increased $11.3 million and $16.1 million during the third quarter and first nine months of 2022, respectively, compared to the respective time periods in 2021. Interest income was $12.2 million and $17.1 million higher during the third quarter and first nine months of 2022, respectively, when compared to the same time periods in 2021, in large part reflecting an increasing interest rate environment and higher average balances of earning assets. Interest expense was $1.0 million and $1.1 million higher during the third quarter and first nine months of 2022, respectively, when compared to the corresponding time periods in 2021, generally reflecting the net impact of lower deposit interest costs and increased costs on borrowed funds mainly resulting from a higher cost of subordinated debentures and the issuance of $90.0 million in subordinated notes in December 2021 and January 2022.

MERCANTILE BANK CORPORATION

Noninterest income decreased $8.3 million and $19.3 million during the third quarter and first nine months of 2022, respectively, compared to the corresponding time periods in 2021. Mortgage banking income was $4.8 million and $16.1 million lower during the third quarter and first nine months of 2022, respectively, when compared to the same time periods in 2021, in large part reflecting increased residential mortgage loan rates which substantially reduced the volume of refinance activity. We continued to record growth in treasury management-related fee income categories, such as service charges on accounts, credit and debit card income and payroll processing. Combined, we recorded growth of approximately 15% when comparing the third quarter and first nine months of 2022 with the respective time periods in 2021.

Noninterest expense increased $0.5 million and $1.9 million during the third quarter and first nine months of 2022, respectively, compared to the respective time periods in 2021. During the second quarter of 2022, we contributed $0.5 million to The Mercantile Bank Foundation. Excluding the charitable contribution, overhead costs were up slightly during the 2022 periods when compared to the 2021 periods, in large part reflecting increased compensation costs.

Financial Condition

Our total assets decreased $241 million during the first nine months of 2022, and totaled $5.02 billion as of September 30, 2022. Total loans increased $427 million, while interest-earning deposits declined $695 million and securities available for sale were down $9.7 million. Total deposits decreased $237 million.

Commercial loans increased $195 million during the first nine months of 2022, reflecting the net impact of growth in core commercial loans and payment activities under the PPP. Core commercial loans increased $232 million, or almost 11% on an annualized basis, while PPP payment activities aggregated $37.5 million, during the first nine months of 2022. Core commercial and industrial loans increased $114 million, owner-occupied CRE loans grew $77.8 million, multi-family and residential rental property loans increased $47.7 million, and vacant land, land development and residential construction loans increased $17.7 million, while non-owner occupied CRE loans were down $24.8 million. As a percentage of total commercial loans, commercial and industrial loans (excluding PPP loans) and owner occupied CRE loans combined equaled 59.0% as of September 30, 2022, compared to 57.1% at December 31, 2021.

As of September 30, 2022, availability on existing commercial construction and development loans totaled $169 million, with most of those funds expected to be drawn over the next 12 to 18 months. Our current pipeline reports indicate continued strong commercial loan funding opportunities in future periods, including approximately $309 million in new lending commitments, a majority of which we expect to be accepted and funded over the next 12 to 18 months. Our commercial lenders also report ongoing additional opportunities they are currently discussing with existing and potentially new borrowers. We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship, as well as concentration limits we have established within our commercial loan portfolio. Usage of existing commercial lines of credit averaged 36% during the first nine months of 2022. Historically, the level of commercial lines of credit usage equaled 40% to 45%; however, the level averaged approximately 32% since the onset of the Coronavirus Pandemic through the end of the third quarter of 2021.

Residential mortgage loans, excluding home equity lines of credit, increased $227 million during the first nine months of 2022, totaling $670 million, or 17.3% of total loans, as of September 30, 2022. The increasing interest rate environment has had a significant impact on our residential mortgage banking operations, especially in regards to the volume of refinance activity and the borrower selection of fixed rate versus adjustable rate residential mortgage products which combined have resulted in a material decline in the volume of residential mortgage loans being sold. Residential mortgage loan volume totaled $523 million during the first nine months of 2022, compared to $742 million during the same time period in 2021, a decline of $219 million, or almost 30%. Refinance volume declined $249 million, while home purchase and construction loan activity increased $30.1 million. Residential mortgage loans originated for sale generally consist of longer-term fixed rate residential mortgage loans, while adjustable rate residential mortgage loans are maintained in the residential mortgage loan portfolio. We have experienced a significant pattern shift as it pertains to the type of residential mortgage loan product selected by our borrowers with a majority now selecting adjustable rate offerings compared to the past couple of years when a longer-term fixed rate was the most popular selection. During the first nine months of 2022, approximately 29% of residential mortgage loan production consisted of longer-term fixed rate loans, compared to a level of about 61% during the first nine months of 2021.

MERCANTILE BANK CORPORATION

Home equity lines of credit and other consumer-related loans increased $5.6 million during the first nine months of 2022, and at September 30, 2022 totaled $66.1 million, or 1.7% of total loans. Home equity lines of credit and other consumer-related loans comprised 1.8% of total loans as of December 31, 2021. We expect the dollar volume of this loan portfolio segment to remain relatively stable in future periods.

The following table summarizes our loan portfolio over the past twelve months:

	9/30/22	6/30/22	3/31/22	12/31/21	9/30/21
Commercial:
Commercial & Industrial (1)	$1,213,630,000	$1,187,650,000	$1,153,814,000	$1,137,419,000	$1,074,394,000
Land Development & Construction	60,970,000	57,808,000	52,693,000	43,239,000	38,380,000
Owner Occupied Commercial RE	643,577,000	598,593,000	582,732,000	565,758,000	551,762,000
Non-Owner Occupied Commercial RE	1,002,638,000	1,003,118,000	1,007,361,000	1,027,415,000	998,697,000
Multi-Family & Residential Rental	224,248,000	224,591,000	207,962,000	176,593,000	179,126,000
Total Commercial	3,145,063,000	3,071,760,000	3,004,562,000	2,950,424,000	2,842,359,000

Retail (2):
1-4 Family Mortgages	705,441,000	623,599,000	522,556,000	442,547,000	411,618,000
Other Consumer Loans	30,454,000	28,441,000	28,672,000	60,488,000	59,732,000
Total Retail	735,895,000	652,040,000	551,228,000	503,035,000	471,350,000

Total	$3,880,958,000	$3,723,800,000	$3,555,790,000	$3,453,459,000	$3,313,709,000

(1)

Includes $2.6 million, $2.9 million, $12.2 million, $40.1 million, and $116 million in loans originated under the Paycheck Protection Program for September 30, 2022, June 30, 2022, March 31, 2022, December 31, 2021, and September 30, 2021, respectively.

(2)

For September 30, 2022, June 30, 2022, and March 31, 2022, home equity lines of credit balances are included in 1-4 family mortgage loans. For prior periods, home equity lines of credit balances are included in other consumer loans.

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

Nonperforming loans, comprised of nonaccrual loans and loans past due 90 days or more and accruing interest, totaled $1.4 million (less than 0.1% of total loans) as of September 30, 2022, compared to $2.5 million (less than 0.1% of total loans) as of December 31, 2021. Given the low levels of nonperforming loans and accruing loans 30 to 89 days delinquent, combined with the manageable and steady level of watch list credits and what we believe are strong credit administration practices, we remain pleased with the overall quality of the loan portfolio. We had no foreclosed properties as of September 30, 2022 or December 31, 2021.

MERCANTILE BANK CORPORATION

The following tables provide a breakdown of nonperforming assets by collateral type:

NONPERFORMING LOANS

	9/30/22	6/30/22	3/31/22	12/31/21	9/30/21
Residential Real Estate:
Land Development	$30,000	$30,000	$31,000	$32,000	$33,000
Construction	0	0	0	0	0
Owner Occupied / Rental	1,138,000	1,508,000	1,579,000	1,768,000	2,052,000
	1,168,000	1,538,000	1,610,000	1,800,000	2,085,000

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	0	0	0	0	0
Non-Owner Occupied	0	0	0	0	0
	0	0	0	0	0

Non-Real Estate:
Commercial Assets	248,000	248,000	0	662,000	673,000
Consumer Assets	0	1,000	2,000	6,000	8,000
	248,000	249,000	2,000	668,000	681,000

Total	$1,416,000	$1,787,000	$1,612,000	$2,468,000	$2,766,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	9/30/22	6/30/22	3/31/22	12/31/21	9/30/21
Residential Real Estate:
Land Development	$0	$0	$0	$0	$0
Construction	0	0	0	0	0
Owner Occupied / Rental	0	0	0	0	11,000
	0	0	0	0	11,000

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	0	0	0	0	100,000
Non-Owner Occupied	0	0	0	0	0
	0	0	0	0	100,000

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$0	$0	$0	$0	$111,000

MERCANTILE BANK CORPORATION

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2022	2022	2022	2021	2021

Beginning balance	$1,787,000	$1,612,000	$2,468,000	$2,766,000	$2,746,000
Additions, net of transfers to ORE	0	309,000	93,000	218,000	361,000
Returns to performing status	(159,000)	0	(213,000)	0	(50,000)
Principal payments	(212,000)	(134,000)	(641,000)	(377,000)	(291,000)
Loan charge-offs	0	0	(95,000)	(139,000)	0

Total	$1,416,000	$1,787,000	$1,612,000	$2,468,000	$2,766,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2022	2022	2022	2021	2021

Beginning balance	$0	$0	$0	$111,000	$404,000
Additions	0	0	0	0	0
Sale proceeds	0	0	0	(111,000)	(209,000)
Valuation write-downs	0	0	0	0	(84,000)

Total	$0	$0	$0	$0	$111,000

We had no loan charge-offs during the third quarter of 2022, and an aggregated $0.2 million during the first nine months of 2022. Recoveries of prior period loan charge-offs equaled $0.2 million and $0.9 million during the respective time periods. A net loan recovery, as a percentage of average total loans, equaled an annualized 0.03% and 0.02% during the third quarter and first nine months of 2022, respectively. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries. The allowance equaled $39.1 million, or 1.01% of total loans, and over 2,700% of nonperforming loans as of September 30, 2022.

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

See Note 1 - Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the allowance. See also Note 3 - Loans and Allowance for Credit Losses in this Quarterly Report on Form 10-Q for further information regarding our loan portfolio and allowance.

As of September 30, 2022, the allowance was comprised of $37.6 million in general reserves relating to performing loans and $1.5 million in specific reserves on other loans, primarily accruing loans designated as troubled debt restructurings. Specific reserve allocations relating to nonaccrual loans were nominal in amount. Troubled debt restructurings totaled $11.8 million at September 30, 2022, consisting of $0.4 million that are on nonaccrual status and $11.4 million that are on accrual status. The latter are not included in our nonperforming loan totals. Loans with an aggregate carrying value of $0.4 million as of September 30, 2022 had been subject to previous partial charge-offs aggregating $0.4 million over the past several years. As of September 30, 2022, there were no specific reserves allocated to loans that had been subject to a previous partial charge-off.

The following table provides a breakdown of our loans categorized as troubled debt restructurings:

	9/30/22	6/30/22	3/31/22	12/31/21	9/30/21

Performing	$11,408,000	$12,174,000	$5,131,000	$16,728,000	$20,518,000
Nonperforming	423,000	420,000	379,000	746,000	782,000

Total	$11,831,000	$12,594,000	$5,510,000	$17,474,000	$21,300,000

Although we believe the allowance is adequate to absorb loan losses in our originated loan portfolio as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Securities available for sale decreased $9.7 million during the first nine months of 2022, totaling $583 million as of September 30, 2022. Purchases of U.S. Government agency bonds totaled $54.5 million during the first nine months of 2022. Purchases of U.S. Government agency guaranteed mortgage-backed securities totaled $2.1 million during the first nine months of 2022, consisting of investments in CRA-qualified securities, generally reflecting the partial reinvestment of $4.9 million from principal paydowns on U.S. Government agency guaranteed mortgage-backed securities. Purchases of municipal bonds totaled $34.6 million during the first nine months of 2022; proceeds from matured and called municipal bonds totaled $8.3 million. At September 30, 2022, the portfolio was primarily comprised of U.S. Government agency bonds (66%), municipal bonds (28%) and U.S. Government agency guaranteed mortgage-backed securities (6%). All of our securities are currently designated as available for sale, and are therefore stated at fair value. The fair value of securities designated as available for sale at September 30, 2022 totaled $583 million, including a net unrealized loss of $91.8 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that the unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function. We expect purchases during the remainder of 2022 to generally consist of municipal bonds, with the securities portfolio maintained at about 12% of total assets.

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

FHLBI stock totaled $17.7 million as of September 30, 2022, compared to $18.0 million as of December 31, 2021. The reduction reflects the FHLBI’s repurchase of excess stock. Our investment in FHLBI stock is necessary to engage in their advance and other financing programs. We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

Interest-earning balances, primarily consisting of funds deposited at the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate risk sensitivity. During the first nine months of 2022, the average balance of these funds equaled $535 million, or 11.2% of average earning assets, compared to $649 million, or 14.6% of average earning assets, during the first nine months of 2021; these levels are substantially higher than our typical average balance of $75 million, or approximately 2% of average earning assets. The elevated levels during 2021 and through the first nine months of 2022 primarily reflected increased local deposits stemming from Covid-19-related federal government stimulus payments and reduced business and consumer investing and spending, and have had a significant negative impact on our net interest margin. The level of interest-earning balances has been on a declining trend during 2022, as excess monies have been used to fund loan growth as well as brokered deposit and FHLBI advance maturities. Average interest-earning balances equaled $295 million during the third quarter of 2022, compared to $531 million and $784 million during the second and first quarters of 2022, respectively.

Net premises and equipment equaled $52.1 million at September 30, 2022, representing a decrease of $5.2 million during the first nine months of 2022. The decline primarily reflects the sale of a branch facility located in Lansing, Michigan as part of a branch relocation project whereby we are moving our operations to a leased facility that better aligns with our operations in the greater Lansing area and provides for lower operating costs, along with depreciation expense. We had no foreclosed or repossessed assets as of September 30, 2022, unchanged from December 31, 2021.

Other assets equaled $97.7 million at September 30, 2022, reflecting an increase of $43.5 million during the first nine months of 2022. The increase is primarily associated with $23.8 million of growth in the fair value of interest rates swaps and an $18.3 million increase in a deferred tax benefit related to unrealized losses on available for sale securities.

Total deposits decreased $237 million during the first nine months of 2022, totaling $3.85 billion at September 30, 2022. Local deposits decreased $213 million and out-of-area deposits declined $23.9 million. The reduced level of local deposits primarily reflected a single customer’s expected withdrawal of a majority of funds that were obtained from the sale of a business and deposited in late 2021; excluding this withdrawal, total local deposits were relatively steady during the first nine months of 2022. Noninterest-bearing deposits increased $39.0 million and savings deposits were up $18.2 million, while interest-bearing checking accounts were down $9.5 million, during the first nine months of 2022. Money market deposit balances were down $231 million, in large part reflecting the large withdrawal from a single customer. Local time deposits declined $29.3 million during the first nine months of 2022. We had no out-of-area deposits as of September 30, 2022, compared to $23.9 million as of December 31, 2021.

Sweep accounts increased $1.1 million during the first nine months of 2022, totaling $199 million as of September 30, 2022. The aggregate balance of this funding type is subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances maintained by many of the customers. The average balance of sweep accounts equaled $199 million during the first nine months of 2022, with a high balance of $233 million and a low balance of $173 million. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings.

MERCANTILE BANK CORPORATION

FHLBI advances decreased $35.7 million during the first nine months of 2022, totaling $338 million as of September 30, 2022. Amortizing FHLBI advances aggregating $28.3 million were obtained, while bullet advances aggregating $64.0 million matured. Amortizing FHLBI advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amount and amortization structure of the underlying advances reflective of the associated commercial loans. Bullet FHLBI advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk. FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2022 totaled $1.0 billion, with remaining availability based on collateral equaling $659 million.

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

Shareholders’ equity was $416 million at September 30, 2022, compared to $457 million at December 31, 2021. Shareholders’ equity was positively impacted by net income of $39.3 million, which was partially offset by payments of cash dividends totaling $14.6 million. A $68.7 million after-tax decline in the market value of our available for sale securities portfolio, reflecting significant increases in market interest rates, negatively impacted shareholders’ equity during the first nine months of 2022.

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

To assist in providing needed funds and managing interest rate risk, we periodically obtain monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLBI, totaled $338 million, or 7.7% of combined deposits and borrowed funds, as of September 30, 2022, compared to $398 million, or 8.5% of combined deposits and borrowed funds, as of December 31, 2021.

Sweep accounts increased $1.1 million during the first nine months of 2022, totaling $199 million as of September 30, 2022. The aggregate balance of this funding type is subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances maintained by many of the customers. The average balance of sweep accounts equaled $199 million during the first nine months of 2022, with a high balance of $233 million and a low balance of $173 million. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings.

MERCANTILE BANK CORPORATION

Information regarding our repurchase agreements as of September 30, 2022 and during the first nine months of 2022:

Outstanding balance at September 30, 2022	$198,605,000
Weighted average interest rate at September 30, 2022	0.14%
Maximum daily balance nine months ended September 30, 2022	$232,959,000
Average daily balance for nine months ended September 30, 2022	$198,639,000
Weighted average interest rate for nine months ended September 30, 2022	0.10%

FHLBI advances decreased $35.7 million during the first nine months of 2022, totaling $338 million as of September 30, 2022. Amortizing FHLBI advances aggregating $28.3 million were obtained, while bullet advances aggregating $64.0 million matured. Amortizing FHLBI advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amount and amortization structure of the underlying advances reflective of the associated commercial loans. Bullet FHLBI advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk. FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2022 totaled $1.0 billion, with remaining availability based on collateral equaling $659 million.

We also have the ability to borrow up to an aggregate $70.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit. We did not access these lines of credit during the first nine months of 2022. In contrast, our interest-earning deposit balance with the Federal Reserve Bank of Chicago averaged $528 million during the first nine months of 2022. We also have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using certain municipal bonds as collateral, we could have borrowed up to $26.2 million as of September 30, 2022. We did not utilize this line of credit during the first nine months of 2022 or at any time during the previous 13 fiscal years, and do not plan to access this line of credit in future periods.

The following table reflects, as of September 30, 2022, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$3,467,426,000	$0	$0	$0	$3,467,426,000
Time deposits	189,188,000	91,454,000	98,017,000	0	378,659,000
Short-term borrowings	198,605,000	0	0	0	198,605,000
Federal Home Loan Bank advances	80,353,000	151,689,000	81,838,000	24,383,000	338,263,000
Subordinated debentures	0	0	0	48,787,000	48,787,000
Subordinated notes	0	0	0	88,542,000	88,542,000
Other borrowed money	0	0	0	1,134,000	1,134,000
Property leases	991,000	1,386,000	651,000	1,662,000	4,690,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of September 30, 2022, we had a total of $1.77 billion in unfunded loan commitments and $24.5 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $1.46 billion were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $309 million were for loan commitments generally expected to close and become funded within the next 12 to 18 months. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

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

MERCANTILE BANK CORPORATION

Capital Resources

Shareholders’ equity was $416 million at September 30, 2022, compared to $457 million at December 31, 2021. Shareholders’ equity was positively impacted by net income of $39.3 million, which was partially offset by payments of cash dividends totaling $14.6 million. A $68.7 million after-tax decline in the market value of our available for sale securities portfolio, reflecting significant increases in market interest rates, negatively impacted shareholders’ equity during the first nine months of 2022.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of September 30, 2022, our bank met all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis.

As of September 30, 2022, our bank’s total risk-based capital ratio was 13.4%, compared to 13.6% at December 31, 2021. Our bank’s total regulatory capital increased $46.0 million during the first nine months of 2022, in large part reflecting net income totaling $46.0 million and a $15.0 million equity injection associated with the Notes issuance, which was partially offset by cash dividends paid to us aggregating $19.5 million. Our bank’s total risk-based capital ratio was also impacted by a $428 million increase in total risk-weighted assets, primarily resulting from net growth in commercial loans and residential mortgage loans. As of September 30, 2022, our bank’s total regulatory capital equaled $598 million, or $150 million in excess of the 10.0% minimum that is among the requirements to be categorized as “well capitalized.” Our and our bank’s capital ratios as of September 30, 2022 and December 31, 2021 are disclosed in Note 13 of the Notes to Consolidated Financial Statements.

Results of Operations

We recorded net income of $16.0 million, or $1.01 per basic and diluted share, for the third quarter of 2022, compared to net income of $15.1 million, or $0.95 per basic and diluted share, for the third quarter of 2021. We recorded net income of $39.3 million, or $2.48 per basic and diluted share, for the first nine months of 2022, compared to net income of $47.4 million, or $2.95 per basic and diluted share, for the first nine months of 2021.

The higher level of net income during the third quarter of 2022 compared to the third quarter of 2021 resulted from increased net interest income, which more than offset decreased noninterest income, a higher credit loss provision, and increased overhead costs during the quarter. The lower level of net income during the first nine months of 2022 compared to the first nine months of 2021 reflected decreased noninterest income, a higher credit loss provision, and increased overhead costs, which more than offset improved net interest income during the nine-month period. The higher levels of net interest income during the 2022 periods resulted from an increased net interest margin and earning asset growth. The reduction in noninterest income during the current-year periods primarily reflected decreased mortgage banking income and interest rate swap income, which outweighed increases in several key fee income categories. The credit loss provisions recorded during the 2022 periods mainly reflected allocations necessitated by commercial loan and residential mortgage loan growth, increased specific reserves for certain distressed commercial loan relationships, a higher reserve for residential mortgage loans resulting from an increase in the average life of the portfolio, and a deterioration in forecasted economic conditions. A negative loan loss provision was recorded during the first nine months of 2021, primarily reflecting a reduced allocation associated with the economic and business conditions environmental factor. The slight increase in overhead costs during the third quarter of 2022 mainly reflected higher compensation costs. Excluding nonrecurring transactions, overhead costs during the first nine months of 2022 were up less than 3% compared to the respective 2021 period, primarily reflecting higher data processing and compensation costs.

MERCANTILE BANK CORPORATION

Interest income during the third quarter of 2022 was $48.1 million, an increase of $12.2 million, or 34.1%, from the $35.9 million earned during the third quarter of 2021. Interest income during the first nine months of 2022 was $124 million, an increase of $17.1 million, or 16.1%, from the $106 million earned during the respective 2021 period. The increases resulted from a higher yield on, and growth in, average earning assets. The yield on average earning assets was 4.04% and 3.45% during the third quarter and first nine months of 2022, respectively, up from 3.13% and 3.21% during the respective prior-year periods. The higher yields primarily resulted from increased yields on loans and other interest-earning assets, reflecting the rising interest rate environment, and a change in earning asset mix, comprised of a decrease in lower-yielding other interest-earning assets and an increase in higher-yielding loans as a percentage of earning assets. The yield on loans was 4.56% and 4.15% during the third quarter and first nine months of 2022, respectively, up from 4.07% and 4.06% during the respective 2021 periods mainly due to higher interest rates on variable-rate commercial loans stemming from the Federal Open Market Committee (“FOMC”) significantly raising the targeted federal funds rate in an effort to curb elevated inflation levels. The FOMC increased the targeted federal funds rate by 300 basis points during the period of March 2022 through September 2022. As of September 30, 2022, approximately 64% of the commercial loan portfolio consisted of variable-rate loans. The increases in loan yield were achieved despite significant reductions in PPP net loan fee accretion. A nominal level of net loan fee accretion was recorded during the current-year third quarter, compared to $2.8 million during the third quarter of 2021; accretion totaled $1.0 million during the first nine months of 2022, down from $8.5 million during the respective 2021 period. On average, lower-yielding other interest-earning assets represented 6.2% and 11.2% of earning assets during the third quarter and first nine months of 2022, respectively, down from 16.1% and 14.6% during the respective prior-year periods, while higher-yielding loans represented 80.7% and 76.0% of earning assets during the current-year third quarter and year-to-date period, respectively, up from 71.9% and 74.5% during the respective 2021 periods. Average earning assets equaled $4.73 billion during the current-year third quarter, up $169 million, or 3.7%, from the level of $4.56 billion during the respective 2021 period; average loans and average securities were up $537 million and $70.7 million, respectively, while average other interest-earning assets decreased $439 million. Average earning assets equaled $4.80 billion during the first nine months of 2022, up $355 million, or 8.0%, from the level of $4.44 billion during the respective prior-year period; average loans and average securities were up $337 million and $132 million, respectively, while average other interest-earning assets declined $114 million.

A significant volume of excess on-balance sheet liquidity, which initially surfaced in the second quarter of 2020 as a result of the Covid-19 environment and has persisted since that time, negatively impacted the yield on average earning assets by 10 basis points and 51 basis points during the third quarters of 2022 and 2021, respectively, and 29 basis points and 46 basis points during the first nine months of 2022 and 2021, respectively. The excess funds, consisting almost entirely of low-yielding deposits with the Federal Reserve Bank of Chicago, are mainly a product of local deposit growth and PPP loan forgiveness activities.

Interest expense during the third quarter of 2022 was $5.8 million, an increase of $1.0 million, or 20.8%, from the $4.8 million expensed during the third quarter of 2021. The increase is attributable to a higher average weighted cost of, and to a much lesser extent, growth in, interest-bearing liabilities. The weighted average cost of interest-bearing liabilities was 0.81% during the third quarter of 2022, up from 0.69% during the third quarter of 2021 mainly due to higher costs of borrowings and non-time deposits. The cost of borrowed funds increased from 1.67% during the third quarter of 2021 to 1.99% during the third quarter of 2022 primarily due to a higher cost of subordinated debentures and the issuance of $90.0 million in subordinated notes in December of 2021 and January of 2022. The cost of subordinated debentures was 6.57% during the third quarter of 2022, up from 3.70% during the respective 2021 period due to increases in the 90-Day Libor Rate. The cost of non-time deposits increased from 0.20% during the third quarter of 2021 to 0.30% during the current-year third quarter, reflecting the increasing interest rate environment. Average interest-bearing liabilities totaled $2.83 billion during the current-year third quarter compared to $2.74 billion during the prior-year third quarter, representing an increase of $93.2 million, or 3.4%.

MERCANTILE BANK CORPORATION

Interest expense during the first nine months of 2022 was $16.0 million, an increase of $1.1 million, or 7.1%, from the $14.9 million expensed during the first nine months of 2021. The increase is attributable to growth in interest-bearing liabilities, which more than offset a slight decrease in the weighted average cost of interest-bearing liabilities. Average interest-bearing liabilities were $2.94 billion during the first nine months of 2022, up $265 million, or 9.9%, from the $2.67 billion average during the respective 2021 period. The weighted average cost of interest-bearing liabilities decreased slightly from 0.75% during the first nine months of 2021 to 0.73% during the respective current-year period mainly due to a lower cost of time deposits, which more than offset increases in the costs of borrowings and non-time deposits. The cost of time deposits decreased from 1.30% during the first nine months of 2021 to 0.90% during the first nine months of 2022 primarily due to lower interest rates paid on local time deposits.

Net interest income during the third quarter of 2022 was $42.4 million, an increase of $11.3 million, or 36.2%, from the $31.1 million earned during the respective 2021 period. The increase resulted from an improved net interest margin, and to a much lesser extent, growth in average earning assets. The net interest margin increased from 2.71% in the third quarter of 2021 to 3.56% in the current-year third quarter due to a higher yield on average earning assets. The higher yield primarily resulted from increased yields on loans and other interest-earning assets, reflecting the rising interest rate environment, and a change in earning asset mix, comprised of a decrease in lower-yielding other interest-earning assets and an increase in higher-yielding loans as a percentage of earning assets. The cost of funds equaled 0.48% in the third quarter of 2022, up from 0.42% during the prior-year third quarter mainly due to increased costs of borrowings and non-time deposits. The significant level of excess on-balance sheet liquidity negatively impacted the net interest margin by 7 basis points and 44 basis points during the third quarters of 2022 and 2021, respectively.

Net interest income during the first nine months of 2022 was $108 million, an increase of $16.1 million, or 17.5%, from the $91.5 million earned during the first nine months of 2021. The increase resulted from a higher net interest margin and growth in average earning assets. The net interest margin improved from 2.76% in the first nine months of 2021 to 3.00% in the respective 2022 period due to a higher yield on average earning assets. The increased yield primarily resulted from higher yields on loans and other interest-earning assets, reflecting the rising interest rate environment, and a change in earning asset mix, consisting of a decline in lower-yielding other interest-earning assets and an increase in higher-yielding loans as a percentage of earning assets. The cost of funds equaled 0.45% during the first nine months of 2022, unchanged from the respective prior-year period as increases in the costs of borrowings and non-time deposits were offset by a lower cost of time deposits. The significant level of excess on-balance sheet liquidity negatively impacted the net interest margin by 24 basis points and 40 basis points during the first nine months of 2022 and 2021, respectively.

The following tables set forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflect the average yield on assets and average cost of liabilities for the third quarters and first nine months of 2022 and 2021. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield for the third quarters and first nine months of 2022 and 2021 have been computed on a tax equivalent basis using a marginal tax rate of 21.0%. Securities interest income was increased by $60,000 in the third quarter of both 2022 and 2021 and $180,000 in the first nine months of both 2022 and 2021 for this non-GAAP, but industry standard, adjustment. These adjustments equated to increases in our net interest margin of less than one basis point for each of the 2022 and 2021 periods.

MERCANTILE BANK CORPORATION

	Quarters ended September 30,
	2 0 2 2			2 0 2 1
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$3,814,338	$43,807	4.56%	$3,276,863	$33,656	4.07%
Investment securities	618,043	2,762	1.79	547,336	2,001	1.46
Other interest-earning assets	294,969	1,620	2.15	733,801	291	0.16
Total interest - earning assets	4,727,350	48,189	4.04	4,558,000	35,948	3.13

Allowance for credit losses	(36,924)			(36,369)
Other assets	335,572			334,980

Total assets	$5,025,998			$4,856,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$2,144,047	$2,299	0.43%	$2,125,920	$2,184	0.41%
Short-term borrowings	203,431	53	0.10	170,528	46	0.11
Federal Home Loan Bank advances	347,328	1,755	1.98	394,000	2,072	2.06
Other borrowings	138,332	1,646	4.72	49,533	462	3.65
Total interest-bearing liabilities	2,833,138	5,753	0.81	2,739,981	4,764	0.69

Noninterest-bearing deposits	1,723,609			1,641,158
Other liabilities	39,158			19,569
Shareholders’ equity	430,093			455,903

Total liabilities and shareholders’ equity	$5,025,998			$4,856,611

Net interest income		$42,436			$31,184

Net interest rate spread			3.23%			2.44%
Net interest spread on average assets			3.35%			2.55%
Net interest margin on earning assets			3.56%			2.71%

MERCANTILE BANK CORPORATION

	Nine months ended September 30,
	2 0 2 2			2 0 2 1
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$3,645,061	$113,061	4.15%	$3,308,119	$100,430	4.06%
Investment securities	615,715	7,676	1.66	484,020	5,555	1.53
Other interest-earning assets	534,786	3,004	0.74	648,780	642	0.13
Total interest - earning assets	4,795,562	123,741	3.45	4,440,919	106,627	3.21

Allowance for credit losses	(35,970)			(37,977)
Other assets	330,558			327,540

Total assets	$5,090,150			$4,730,482

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$2,235,952	$5,997	0.36%	$2,076,221	$7,247	0.47%
Short-term borrowings	198,721	153	0.10	151,522	122	0.11
Federal Home Loan Bank advances	364,541	5,530	2.00	394,000	6,149	2.06
Other borrowings	137,451	4,294	4.18	49,584	1,401	3.73
Total interest-bearing liabilities	2,936,665	15,974	0.73	2,671,327	14,919	0.75

Noninterest-bearing deposits	1,685,497			1,590,969
Other liabilities	31,784			19,671
Shareholders’ equity	436,204			448,515

Total liabilities and shareholders’ equity	$5,090,150			$4,730,482

Net interest income		$107,767			$91,708

Net interest rate spread			2.72%			2.46%
Net interest spread on average assets			2.83%			2.59%
Net interest margin on earning assets			3.00%			2.76%

MERCANTILE BANK CORPORATION

A provision for credit losses of $2.9 million was recorded during the third quarter of 2022, compared to a provision expense of $1.9 million during the third quarter of 2021.  A provision for credit losses of $3.5 million was recorded during the first nine months of 2022, compared to a negative provision of $0.9 million during the first nine months of 2021.  The provision expense recorded during the current-year third quarter mainly reflected allocations necessitated by commercial loan and residential mortgage loan growth, increased specific reserves for certain distressed commercial loan relationships, and a decline in forecasted economic conditions.  The provision expense recorded during the first nine months of 2022 primarily resulted from these factors, along with a higher reserve for residential mortgage loans stemming from slower principal prepayment rates and the associated extended average life of the portfolio.  The required reserve allocations resulting from these factors were partially mitigated by the positive impact of a change in the Covid-19 environmental factor during the second quarter, along with the recording of net loan recoveries and ongoing strong loan quality metrics during the periods.  The Covid-19 environmental factor was added in the second quarter of 2020 to address the unique challenges and economic uncertainty resulting from the pandemic and its potential impact on the collectability of the loan portfolio.  Improvement in overall Covid-19 conditions, including increased vaccination rates, the availability of booster shots, and the lifting of many economic growth-restraining restrictions, lessened the required credit reserve amount related to the Covid-19 environmental factor.  The provision expense recorded during the third quarter of 2021 primarily reflected allocations associated with commercial loan growth, while the negative provision expense recorded during the first nine months of 2021 mainly reflected a reduced allocation associated with the economic and business conditions environmental factor, reflecting improvement in both current and forecasted economic conditions, and the recording of net loan recoveries, which more than offset required reserve allocations necessitated by growth in commercial loans.

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

During the third quarter of 2022, no loans were charged off, while recoveries of prior period loan charge-offs were $0.2 million, providing for net loan recoveries of $0.2 million, or an annualized 0.03% of average total loans. During the third quarter of 2021, loan charge-offs totaled $0.8 million, while recoveries of prior period loan charge-offs equaled $0.4 million, providing for net loan charge-offs of $0.4 million, or an annualized 0.05% of average total loans. During the first nine months of 2022, loan charge-offs totaled $0.2 million, while recoveries of prior period loan charge-offs equaled $0.9 million, providing for net loan recoveries of $0.7 million, or an annualized 0.02% of average total loans. During the first nine months of 2021, loan charge-offs totaled $0.9 million, while recoveries of prior period loan charge-offs equaled $1.2 million, providing for net loan recoveries of $0.3 million, or an annualized 0.01% of average total loans. The allowance for credit losses, as a percentage of total loans, was 1.0% as of September 30, 2022 and December 31, 2021, and 1.1% as of September 30, 2021.

Noninterest income during the third quarter of 2022 was $7.3 million, down $8.3 million from the $15.6 million recorded during the prior-year third quarter. Noninterest income during the third quarter of 2021 included a recovery of loan collection costs totaling $0.6 million. Excluding the impact of this transaction, noninterest income decreased $7.7 million during the third quarter of 2022 compared to the respective 2021 period. Noninterest income during the first nine months of 2022 was $24.3 million, compared to $43.6 million during the first nine months of 2021. During the first nine months of 2022, noninterest income included a $0.5 million bank owned life insurance claim, while noninterest income during the respective prior-year period included a $1.1 million gain on the sale of a branch and the aforementioned recovery of loan collection costs. Excluding the impacts of these transactions, noninterest income decreased $18.2 million during the first nine months of 2022 compared to the respective 2021 period. The lower levels of noninterest income almost exclusively reflected decreased mortgage banking income and interest rate swap income, which more than offset increases in several key fee income sources, including service charges on accounts, credit and debit card income, and payroll service fees. Continued strength in purchase residential mortgage loan originations during the third quarter and first nine months of 2022 partially mitigated the negative impacts of higher interest rates, reduced refinance activity, lower sold percentages, and decreased gain on sale rates on mortgage banking income during the periods when compared to the respective prior-year periods.

MERCANTILE BANK CORPORATION

The residential mortgage loan sold percentage declined from approximately 69% during the second quarter and first nine months of 2021 to approximately 36% during the respective current-year periods. The decreased sold percentages in large part reflect customers’ preferences for adjustable-rate loans in the current interest rate environment and construction loans representing an increased percentage of overall loan production. The declines in interest rate swap income reflect lower transaction volumes. In aggregate, service charges on accounts, credit and debit card income, and payroll processing fees were up 14% and 15% during the third quarter and first nine months of 2022, respectively, compared to the corresponding prior-year periods.

Noninterest expense totaled $26.8 million during the third quarter of 2022, up from $26.2 million during the prior-year third quarter. Noninterest expense during the first nine months of 2022 was $79.4 million, compared to $77.5 million during the respective prior-year period. Overhead costs during the first nine months of 2022 included a $0.5 million contribution to The Mercantile Bank Foundation and a $0.3 million net loss on the sale of a former branch facility, while overhead costs during the first nine months of 2021 included $0.6 million in net losses on sales and write-downs of former branch facilities. Excluding these transactions, noninterest expense increased $1.7 million in the first nine months of 2022 compared to the respective 2021 period. The higher levels of expense in the 2022 periods mainly reflected increased salary costs, in large part reflecting annual employee merit pay increases, a larger bonus accrual, and higher stock-based compensation costs, which more than offset higher residential mortgage loan deferred salary costs as well as decreased residential mortgage lender commissions and associated incentives. The increased residential mortgage loan deferred salary costs reflected the outcome of an updated loan origination cost study and resulting higher allocated cost per loan, while the decreased residential mortgage lender commissions and associated incentives resulted from reduced loan production, in large part reflecting lower refinance activity. Data processing costs, primarily reflecting higher transaction volume and software support costs, and other employee costs, consisting mainly of meals, entertainment, training, travel, and mileage, increased in the 2022 periods. The higher level of other employee costs primarily reflected the easing of Covid-19 pandemic-related restrictions.

During the third quarter of 2022, we recorded income before federal income tax of $20.0 million and a federal income tax expense of $3.9 million. During the third quarter of 2021, we recorded income before federal income tax of $18.6 million and a federal income tax expense of $3.5 million. During the first nine months of 2022, we recorded income before federal income tax of $48.9 million and a federal income tax expense of $9.7 million. During the first nine months of 2021, we recorded income before federal income tax of $58.5 million and a federal income tax expense of $11.1 million. The increased federal income tax expense in the third quarter of 2022 resulted from the higher level of income before federal income tax, while the decreased federal income tax expense in the first nine months of 2022 stemmed from the lower level of income before federal income tax. Our effective tax rate was 19.8% during the third quarter and first nine months of 2022 and 19.0% during the respective 2021 periods.

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

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of September 30, 2022:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$1,967,510,000	$67,875,000	$909,717,000	$251,375,000	$3,196,477,000
Residential real estate loans	68,635,000	15,581,000	140,279,000	446,526,000	671,021,000
Consumer loans	2,555,000	543,000	9,905,000	457,000	13,460,000
Securities (2)	21,954,000	10,854,000	216,908,000	351,004,000	600,720,000
Other interest-earning assets	230,819,000	1,750,000	2,751,000	0	235,320,000
Allowance for credit losses	0	0	0	0	(39,120,000)
Other assets	0	0	0	0	339,056,000
Total assets	2,291,473,000	96,603,000	1,279,560,000	1,049,362,000	$5,016,934,000

Liabilities:
Interest-bearing checking	529,297,000	0	0	0	529,297,000
Savings deposits	412,491,000	0	0	0	412,491,000
Money market accounts	808,734,000	0	0	0	808,734,000
Time deposits under $100,000	23,563,000	48,192,000	42,996,000	0	114,751,000
Time deposits $100,000 & over	40,748,000	76,686,000	146,474,000	0	263,908,000
Short-term borrowings	198,605,000	0	0	0	198,605,000
Federal Home Loan Bank advances	30,000,000	50,353,000	233,527,000	24,383,000	338,263,000
Other borrowed money	49,921,000	0	88,542,000	0	138,463,000
Noninterest-bearing checking	0	0	0	0	1,716,904,000
Other liabilities	0	0	0	0	79,257,000
Total liabilities	2,093,359,000	175,231,000	511,539,000	24,383,000	4,600,673,000
Shareholders' equity	0	0	0	0	416,261,000
Total liabilities & shareholders' equity	2,093,359,000	175,231,000	511,539,000	24,383,000	$5,016,934,000

Net asset (liability) GAP	$198,114,000	$(78,628,000)	$768,021,000	$1,024,979,000

Cumulative GAP	$198,114,000	$119,486,000	$887,507,000	$1,912,486,000

Percent of cumulative GAP to total assets	3.9%	2.4%	17.7%	38.1%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of September 30, 2022.

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

We conducted multiple simulations as of September 30, 2022, in which it was assumed that changes in market interest rates occurred ranging from up 300 basis points to down 300 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested dollar and percentage changes in net interest income over the next twelve months in comparison to the $197 million in net interest income projected using our balance sheet amounts and anticipated replacement rates as of September 30, 2022. The resulting estimates are generally within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 300 basis points	$(24,200,000)	(12.3%)
Interest rates down 200 basis points	(16,000,000)	(8.1)
Interest rates down 100 basis points	(6,400,000)	(3.3)
Interest rates up 100 basis points	6,300,000	3.2
Interest rates up 200 basis points	13,000,000	6.6
Interest rates up 300 basis points	19,700,000	10.0

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

Item 4. Controls and Procedures

As of September 30, 2022, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2022.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sales of equity securities during the quarter ended September 30, 2022.

Issuer Purchases of Equity Securities

On May 27, 2021, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions, our capital position, financial performance and alternative uses of capital, and applicable legal requirements. The program may be discontinued at any time. No shares were repurchased during the first nine months of 2022. As of September 30, 2022, repurchases aggregating $6.8 million were available to be made under the current repurchase program.

Repurchases made during the third quarter of 2022 are detailed in the table below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares or Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
July 1 – 31	0	$0	0	$6,818,000
August 1 – 31	0	0	0	6,818,000
September 1 – 30	0	0	0	6,818,000
Total	0	$0	0	$6,818,000

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

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2022.

MERCANTILE BANK CORPORATION

By: /s/ Robert B. Kaminski, Jr.
Robert B. Kaminski, Jr.
President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Charles E. Christmas
Charles E. Christmas
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)