Form 10-Q
period 2023-03-31
MERCANTILE BANK CORP
filed 2023-05-05
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐           No ☒

At April 28, 2023, there were 15,999,388 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$47,151,000	$61,894,000
Interest-earning deposits	10,787,000	34,878,000
Total cash and cash equivalents	57,938,000	96,772,000

Securities available for sale	619,973,000	602,936,000
Federal Home Loan Bank stock	17,721,000	17,721,000
Mortgage loans held for sale	3,821,000	3,565,000

Loans	3,965,528,000	3,916,619,000
Allowance for credit losses	(42,877,000)	(42,246,000)
Loans, net	3,922,651,000	3,874,373,000

Premises and equipment, net	51,510,000	51,476,000
Bank owned life insurance	81,113,000	80,727,000
Goodwill	49,473,000	49,473,000
Core deposit intangible, net	424,000	583,000
Other assets	91,250,000	94,993,000
Total assets	$4,895,874,000	$4,872,619,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$1,376,782,000	$1,604,750,000
Interest-bearing	2,221,236,000	2,108,061,000
Total deposits	3,598,018,000	3,712,811,000

Securities sold under agreements to repurchase	227,453,000	194,340,000
Federal funds purchased	17,207,000	0
Federal Home Loan Bank advances	377,910,000	308,263,000
Subordinated debentures	49,130,000	48,958,000
Subordinated notes	88,714,000	88,628,000
Accrued interest and other liabilities	70,070,000	78,211,000
Total liabilities	4,428,502,000	4,431,211,000

Commitments and contingent liabilities (Note 8)

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,001,448 shares outstanding at March 31, 2023 and 15,994,884 shares outstanding at December 31, 2022	291,516,000	290,436,000
Retained earnings	232,123,000	216,313,000
Accumulated other comprehensive income (loss)	(56,267,000)	(65,341,000)
Total shareholders’ equity	467,372,000	441,408,000
Total liabilities and shareholders’ equity	$4,895,874,000	$4,872,619,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2023	2022
Interest income
Loans, including fees	$57,154,000	$33,251,000
Securities, taxable	2,131,000	1,665,000
Securities, tax-exempt	876,000	600,000
Interest-earning deposits	324,000	366,000
Total interest income	60,485,000	35,882,000

Interest expense
Deposits	7,907,000	1,825,000
Short-term borrowings	459,000	50,000
Federal Home Loan Bank advances	1,794,000	1,864,000
Subordinated debentures and other borrowings	1,941,000	1,258,000
Total interest expense	12,101,000	4,997,000

Net interest income	48,384,000	30,885,000

Provision for credit losses	600,000	100,000

Net interest income after provision for credit losses	47,784,000	30,785,000

Noninterest income
Service charges on deposit and sweep accounts	976,000	1,416,000
Credit and debit card income	2,060,000	1,881,000
Mortgage banking income	1,216,000	3,281,000
Interest rate swap fees	1,037,000	1,351,000
Payroll processing	746,000	638,000
Earnings on bank owned life insurance	401,000	287,000
Other income	515,000	423,000
Total noninterest income	6,951,000	9,277,000

Noninterest expense
Salaries and benefits	16,682,000	15,510,000
Occupancy	2,289,000	2,104,000
Furniture and equipment depreciation, rent and maintenance	822,000	934,000
Data processing costs	3,162,000	2,973,000
Other expense	5,644,000	4,221,000
Total noninterest expenses	28,599,000	25,742,000

Income before federal income tax expense	26,136,000	14,320,000

Federal income tax expense	5,162,000	2,828,000

Net income	$20,974,000	$11,492,000

Basic earnings per share	$1.31	$0.73
Diluted earnings per share	$1.31	$0.73
Average basic shares outstanding	15,996,138	15,840,801
Average diluted shares outstanding	15,996,138	15,841,037

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Net income	$20,974,000	$11,492,000

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	11,486,000	(35,650,000)
Tax effect of unrealized holding gains (losses) on securities available for sale	(2,412,000)	7,487,000
Other comprehensive income (loss), net of tax effect	9,074,000	(28,163,000)

Comprehensive income (loss)	$30,048,000	$(16,671,000)

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

(Unaudited)

($ in thousands except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances, January 1, 2023	$0	$290,436	$216,313	$(65,341)	$441,408

Employee stock purchase plan (327 shares)		10			10

Dividend reinvestment plan (6,880 shares)		217			217

Stock-based compensation expense		853			853

Cash dividends ($0.33 per common share)			(5,164)		(5,164)

Net income for the three months ended March 31, 2023			20,974		20,974

Change in net unrealized holding gain/(loss) on securities available for sale, net of tax effect				9,074	9,074

Balances, March 31, 2023	$0	$291,516	$232,123	$(56,267)	$467,372

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

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities
Net income	$20,974,000	$11,492,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	3,049,000	3,458,000
Provision for credit losses	600,000	100,000
Stock-based compensation expense	853,000	811,000
Proceeds from sales of mortgage loans held for sale	25,645,000	79,622,000
Origination of mortgage loans held for sale	(24,951,000)	(75,046,000)
Net gain from sales of mortgage loans held for sale	(950,000)	(3,205,000)
Net gain from sales and valuation write-downs of foreclosed assets	0	(13,000)
Net (gain) loss from sales and write-downs of fixed assets	377,000	(1,000)
Earnings on bank owned life insurance	(401,000)	(287,000)
Net (gain) loss on instruments designated at fair value and related derivatives	180,000	(55,000)
Net change in:
Accrued interest receivable	(1,947,000)	(1,344,000)
Other assets	131,000	2,589,000
Accrued interest and other liabilities	(5,495,000)	9,767,000
Net cash from operating activities	18,065,000	27,888,000

Cash flows from investing activities
Loan originations and payments, net	(48,939,000)	(102,241,000)
Purchases of securities available for sale	(7,392,000)	(51,705,000)
Proceeds from maturities, calls and repayments of securities available for sale	1,703,000	2,854,000
Proceeds from sales of foreclosed assets	0	13,000
Proceeds from Federal Home Loan Bank stock redemption	0	281,000
Net purchases of premises and equipment and lease activity	(2,508,000)	(332,000)
Net cash for investing activities	(57,136,000)	(151,130,000)

Cash flows from financing activities
Net increase (decrease) in time deposits	87,115,000	(35,861,000)
Net decrease in all other deposits	(201,908,000)	(71,081,000)
Net increase in securities sold under agreements to repurchase	33,113,000	6,808,000
Net change in federal funds purchased	17,207,000	0
Proceeds from Federal Home Loan Bank advances	80,000,000	28,263,000
Payoffs of and paydowns on Federal Home Loan Bank advances	(10,353,000)	(20,000,000)
Employee stock purchase plan	10,000	10,000
Net proceeds from stock option exercises	0	36,000
Dividend reinvestment plan	217,000	222,000
Proceeds from subordinated notes issuance	0	14,701,000
Payment of cash dividends to common shareholders	(5,164,000)	(4,812,000)
Net cash from (for) financing activities	237,000	(81,714,000)

Net change in cash and cash equivalents	(38,834,000)	(204,956,000)
Cash and cash equivalents at beginning of period	96,772,000	975,160,000
Cash and cash equivalents at end of period	$57,938,000	$770,204,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
Supplemental disclosures of cash flows information
Cash paid during the period for:
Interest	$11,838,000	$4,240,000
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	61,000	0
Transfers from bank premises to other real estate owned	600,000	0

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the three months ended March 31, 2023 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank (“our bank”) and our bank’s subsidiary, Mercantile Insurance Center, Inc. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2023 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2022.

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

Approximately 360,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three months ended March 31, 2023. Stock options for 5,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three months ended March 31, 2023. Approximately 335,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three months ended March 31, 2022. In addition, stock options for approximately 8,000 shares of common stock were included in determining diluted earnings per share for the three months ended March 31, 2022.

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

Changes in the allowance are recorded as provisions for (or reversals of) credit loss expense. Losses are charged against the allowance when the collectibility of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2023, and December 31, 2022, there was no allowance related to the available for sale debt securities portfolio.

Interest income includes amortization of purchase premiums and accretion of discounts. Premiums on debt securities are amortized to the initial call date, if applicable, or to the maturity date, on the level-yield method. Discounts on debt securities are accreted to the maturity date on the level-yield method. Premiums and discounts on mortgage-backed securities are amortized or accreted based on anticipated prepayments on the level-yield method. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

FHLBI stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.

Loans: Loans that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Net unamortized deferred loan fees/(costs) amounted to ($1.4) million and ($1.0) million at March 31, 2023, and December 31, 2022, respectively.

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

Accrued interest is included in other assets in the Consolidated Balance Sheets. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. As of March 31, 2023 and December 31, 2022, we determined that the fair value of our mortgage loans held for sale totaled $3.9 million and $3.6 million, respectively.

Mortgage loans held for sale are generally sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the difference between the selling price, which includes a gain or loss on the interest rate commitment coverage position, and the carrying value of the related loan sold, which is reduced by the cost allocated to the servicing right. Market rate risk on interest rate commitments with borrowers prior to loan closing is mitigated through forward commitments referred to as to-be-announced mortgage-backed securities. These mortgage banking activities are not designated as hedges and are carried at fair value. The net gain or loss on mortgage banking derivatives, which is generally nominal in dollar amount, is included in the gain on sale of loans and recorded as part of mortgage banking income.

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

We recorded a provision expense of $0.6 million during the first quarter of 2023, mainly reflecting allocations necessitated by net loan growth; nominal loan charge-offs and continued strong loan quality metrics in large part mitigated additional reserves associated with loan growth. We did not adjust any qualitative reserve factors during the first quarter of 2023, and the impact of the updated economic forecast was less than $0.1 million.

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

Our loan portfolio segments as of March 31, 2023 and December 31, 2022 were as follows:

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

o	Retail Loans
■	1-4 Family Mortgages: Residential mortgage loans are susceptible to weakening general economic conditions, increases in unemployment rates, and declining real estate values.

■

Other Consumer Loans: Risks common to these loans include regulatory risks, unemployment, and changes in local economic conditions as well as the inability to monitor collateral consisting of personal property.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

The “remaining life methodology” is utilized for substantially all loan pools. This non-discounted cash flow approach projects an estimated future amortized cost basis based on current loan balance, repayment terms, and estimated prepayments. Our historical loss rate is then applied to the monthly estimated future loan balances at the instrument level. The baseline lifetime loss is adjusted for changes in macroeconomic conditions over the reasonable and supportable forecast and reversion periods via a series of macroeconomic forecast inputs, such as gross domestic product, unemployment rates, interest rates, credit spreads, and property price indices, to quantify the impact of current and forecasted economic conditions on expected loan performance.

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

Subsequent to the end of the forecast period, we revert to historical loan data based on an ongoing evaluation of each economic forecast in relation to then current economic conditions as well as any developing loan loss activity and resulting historical data. As of March 31, 2023 and December 31, 2022, we used a one-year reasonable and supportable economic forecast period, with a six-month straight-line reversion period for all loan segments.

We are not required to develop and use our own economic forecast model, and elected to utilize economic forecasts from third-party providers that analyze and develop forecasts of the economy for the entire United States at least quarterly. The economic forecasts used for our March 31, 2023 allowance calculation reflected a less than $0.1 million allowance balance increase compared to the forecasts used for our December 31, 2022 allowance calculation. Our methodology does provide for a potential qualitative factor that can be used in the event of local or regional conditions that depart from the conditions and forecasts for the entire country.

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

Mortgage Banking Activities: Mortgage loans serviced for others totaled approximately $1.37 billion and $1.38 billion as of March 31, 2023 and December 31, 2022, respectively. Mortgage loan servicing rights are recognized as assets based on the allocated value of retained servicing rights on mortgage loans sold. Mortgage loan servicing rights are carried at the lower of amortized cost or fair value and are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights using groupings of the underlying mortgage loans as to interest rates. Any impairment of a grouping is reported as a valuation allowance.

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

In accordance with current accounting guidance, loans modified as troubled debt restructurings are, by definition, considered to be impaired loans. Impairment for these loans is measured on a loan-by-loan basis. Certain loans modified as troubled debt restructurings may have been previously measured for impairment under a general allowance methodology (i.e., pooling), thus at the time the loan is modified as a troubled debt restructuring the allowance will be impacted by the difference between the results of these two measurement methodologies. Loans modified as troubled debt restructurings that subsequently default are factored into the determination of the allowance in the same manner as other defaulted loans.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

The accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors was eliminated upon our adoption of ASU No. 2022-02 Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures effective January 1, 2023.

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

Changes in the fair value of derivatives that are designated, for accounting purposes, as a hedge of the variability of cash flows to be received on various assets and liabilities and are effective are reported in other comprehensive income. They are later reclassified into earnings in the same periods during which the hedged transaction affects earnings and are included in the line item in which the hedged cash flows are recorded. If hedge accounting does not apply, changes in the fair value of derivatives are recognized immediately in current earnings as interest income or expense. We had no derivative instruments designated as hedges as of March 31, 2023, and December 31, 2022.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table depicts our sources of noninterest income presented in the Consolidated Statements of Income that are scoped within Topic 606:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Service charges on deposit and sweep accounts	$976,000	$1,416,000
Credit and debit card fees	2,060,000	1,881,000
Payroll processing	746,000	638,000
Customer service fees	220,000	242,000

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

Adoption of New Accounting Standards: ASU No. 2022-02 Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings (“TDRs”) by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, while adding disclosures for certain loan restructurings by creditors when a borrower is experiencing financial difficulty. This guidance requires an entity to determine whether the modification results in a new loan or a continuation of an existing loan. Additionally, the ASU requires disclosures of current period gross charge-offs by year of origination for financing receivables. This ASU was effective for fiscal years beginning after December 15, 2022. The prospective adoption of this ASU did not have a material impact on our financial results.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SECURITIES

The amortized cost and estimated fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2023
U.S. Government agency debt obligations	$454,000,000	$0	$(57,780,000)	$396,220,000
Mortgage-backed securities	37,164,000	22,000	(5,596,000)	31,590,000
Municipal general obligation bonds	168,721,000	1,081,000	(6,731,000)	163,071,000
Municipal revenue bonds	30,812,000	200,000	(2,420,000)	28,592,000
Other investments	500,000	0	0	500,000

	$691,197,000	$1,303,000	$(72,527,000)	$619,973,000

December 31, 2022
U.S. Government agency debt obligations	$453,836,000	$0	$(65,092,000)	$388,744,000
Mortgage-backed securities	38,002,000	19,000	(6,068,000)	31,953,000
Municipal general obligation bonds	163,041,000	450,000	(9,058,000)	154,433,000
Municipal revenue bonds	30,267,000	102,000	(3,063,000)	27,306,000
Other investments	500,000	0	0	500,000

	$685,646,000	$571,000	$(83,281,000)	$602,936,000

Securities with unrealized losses at March 31, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2023
U.S. Government agency debt obligations	$14,000,000	$755,000	$382,220,000	$57,025,000	$396,220,000	$57,780,000
Mortgage-backed securities	29,016,000	5,508,000	1,742,000	88,000	30,758,000	5,596,000
Municipal general obligation bonds	43,446,000	940,000	67,822,000	5,791,000	111,268,000	6,731,000
Municipal revenue bonds	5,404,000	401,000	16,407,000	2,019,000	21,811,000	2,420,000

	$91,866,000	$7,604,000	$468,191,000	$64,923,000	$560,057,000	$72,527,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SECURITIES (Continued)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2022
U.S. Government agency debt obligations	$53,019,000	$5,713,000	$335,725,000	$59,379,000	$388,744,000	$65,092,000
Mortgage-backed securities	31,127,000	6,068,000	12,000	0	31,139,000	6,068,000
Municipal general obligation bonds	97,252,000	4,516,000	32,870,000	4,542,000	130,122,000	9,058,000
Municipal revenue bonds	12,532,000	1,141,000	10,609,000	1,922,000	23,141,000	3,063,000

	$193,930,000	$17,438,000	$379,216,000	$65,843,000	$573,146,000	$83,281,000

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

At March 31, 2023, 653 debt securities with estimated fair values totaling $560 million had unrealized losses aggregating $72.5 million. At December 31, 2022, 732 debt securities with estimated fair values totaling $573 million had unrealized losses aggregating $83.3 million. At March 31, 2023, unrealized losses aggregating $63.4 million were attributable to bonds issued or guaranteed by agencies of the U.S. federal government, while unrealized losses totaling $9.1 million were associated with bonds issued by state-based municipalities. For available for sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the debt security’s amortized cost basis is written down to fair value through income with the establishment of an allowance. For debt securities available for sale that do not meet the aforementioned criteria, we evaluate whether any decline in fair value is due to credit loss factors. In making this assessment, we consider any changes to the rating of the security by a rating agency and adverse conditions specifically related to the issuer of the security, among other factors.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SECURITIES (Continued)

The amortized cost and fair value of debt securities at March 31, 2023, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

	Weighted
	Average	Amortized	Fair
	Yield (%)	Cost	Value

Due in 2023	0.98	$20,361,000	$19,997,000
Due in 2024 through 2028	1.32	319,037,000	293,271,000
Due in 2029 through 2033	2.03	278,488,000	241,115,000
Due in 2034 and beyond	3.58	35,647,000	33,500,000
Mortgage-backed securities	2.12	37,164,000	31,590,000
Other investments	8.00	500,000	500,000

Total available for sale securities	1.76	$691,197,000	$619,973,000

No securities were sold during the first three months of 2023 or the full-year 2022.

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $200 million and $193 million at March 31, 2023 and December 31, 2022, respectively, with estimated market values of $192 million and $182 million at the respective dates. We had no securities issued by all other states and their political subdivisions as of March 31, 2023, and December 31, 2022. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $227 million and $194 million at March 31, 2023, and December 31, 2022, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

Our total loans at March 31, 2023 were $3.97 billion compared to $3.92 billion at December 31, 2022, an increase of $48.9 million, or 1.2%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at March 31, 2023 and December 31, 2022, and the percentage change in loans from the end of 2022 to the end of the first quarter of 2023, are as follows:

					Percent
	March 31, 2023		December 31, 2022		Increase
	Balance	%	Balance	%	(Decrease)

Commercial:
Commercial and industrial (1)	$1,173,440,000	29.6%	$1,185,083,000	30.3%	(1.0%)
Vacant land, land development, and residential construction	66,233,000	1.7	61,873,000	1.6	7.0
Real estate – owner occupied	630,187,000	15.9	639,192,000	16.3	(1.4)
Real estate – non-owner occupied	1,051,221,000	26.5	1,033,734,000	26.4	1.7
Real estate – multi-family and residential rental	219,339,000	5.5	211,948,000	5.4	3.5
Total commercial	3,140,420,000	79.2	3,131,830,000	80.0	0.3

Retail:
1-4 family mortgages	795,007,000	20.0	755,036,000	19.3	5.3
Other consumer loans	30,101,000	0.8	29,753,000	0.7	1.2
Total retail	825,108,000	20.8	784,789,000	20.0	5.1

Total loans	$3,965,528,000	100.0%	$3,916,619,000	100.0%	1.2%

(1)	For March 31, 2023, and December 31, 2022, includes $0.4 million and $0.9 million in loans originated under the Paycheck Protection Program, respectively.

Nonperforming loans as of March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
	2023	2022

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	7,782,000	7,728,000

Total nonperforming loans	$7,782,000	$7,728,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The recorded principal balance of nonperforming loans was as follows:

	March 31,	December 31,
	2023	2022
Commercial:
Commercial and industrial	$5,654,000	$6,024,000
Vacant land, land development, and residential construction	0	0
Real estate – owner occupied	229,000	248,000
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	5,883,000	6,272,000

Retail:
1-4 family mortgages	1,899,000	1,456,000
Other consumer loans	0	0
Total retail	1,899,000	1,456,000

Total nonperforming loans	$7,782,000	$7,728,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An age analysis of past due loans is as follows as of March 31, 2023:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing

Commercial:
Commercial and industrial	$95,000	$0	$272,000	$367,000	$1,173,073,000	$1,173,440,000	$0
Vacant land, land development, and residential construction	0	0	0	0	66,233,000	66,233,000	0
Real estate – owner occupied	206,000	44,000	229,000	479,000	629,708,000	630,187,000	0
Real estate – non-owner occupied	0	0	0	0	1,051,221,000	1,051,221,000	0
Real estate – multi-family and residential rental	27,000	0	0	27,000	219,312,000	219,339,000	0
Total commercial	328,000	44,000	501,000	873,000	3,139,547,000	3,140,420,000	0

Retail:
1-4 family mortgages	733,000	235,000	277,000	1,245,000	793,762,000	795,007,000	0
Other consumer loans	41,000	3,000	0	44,000	30,057,000	30,101,000	0
Total retail	774,000	238,000	277,000	1,289,000	823,819,000	825,108,000	0

Total past due loans	$1,102,000	$282,000	$778,000	$2,162,000	$3,963,366,000	$3,965,528,000	$0

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

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on an internal watch list. Senior management and the Board of Directors review this list regularly. Fair value estimates of collateral on distressed lending relationships, as well as on foreclosed and repossessed assets, are reviewed periodically. We also have a process in place to monitor whether value estimates at each quarter-end are reflective of current market conditions. Our credit policies establish criteria for obtaining appraisals and determining internal value estimates. We may also adjust outside and internal valuations based on identifiable trends within our markets, such as recent sales of similar properties or assets, listing prices and offers received. In addition, we may discount certain appraised and internal value estimates to address distressed market conditions. Under CECL for collateral dependent loans in instances where the borrower is experiencing financial difficulties, we adopted the practical expedient to measure the allowance based on the fair value of collateral. The allowance is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral and the recorded principal balance. If the fair value of the collateral exceeds the recorded principal balance, no allowance is required. Collateral dependent loans, representing the entire amount of loans on nonaccrual, totaled $7.8 million and $7.7 million as of March 31, 2023 and December 31, 2022, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Nonaccrual loans as of March 31, 2023 were as follows:

	Amortized	Related
	Cost	Allowance
With no allowance recorded:
Commercial:
Commercial and industrial	$1,986,000	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	229,000	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	2,215,000	0

Retail:
1-4 family mortgages	1,096,000	0
Other consumer loans	0	0
Total retail	1,096,000	0

Total with no allowance recorded	$3,311,000	$0

With an allowance recorded:
Commercial:
Commercial and industrial	$3,668,000	$2,060,000
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	3,668,000	2,060,000

Retail:
1-4 family mortgages	803,000	378,000
Other consumer loans	0	0
Total retail	803,000	378,000

Total with an allowance recorded	$4,471,000	$2,438,000

Total nonaccrual loans:
Commercial	$5,883,000	$2,060,000
Retail	1,899,000	378,000
Total nonaccrual loans	$7,782,000	$2,438,000

No interest income was recognized on nonaccrual loans during the first quarter of 2023.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Nonaccrual loans as of December 31, 2022 were as follows:

	Amortized	Related
	Cost	Allowance
With no allowance recorded:
Commercial:
Commercial and industrial	$249,000	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	249,000	0

Retail:
1-4 family mortgages	1,064,000	0
Other consumer loans	0	0
Total retail	1,064,000	0

Total with no allowance recorded	$1,313,000	$0

With an allowance recorded:
Commercial:
Commercial and industrial	$5,775,000	$2,051,000
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	248,000	32,000
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	6,023,000	2,083,000

Retail:
1-4 family mortgages	392,000	200,000
Other consumer loans	0	0
Total retail	392,000	200,000

Total with an allowance recorded	$6,415,000	$2,283,000

Total nonaccrual loans:
Commercial	$6,272,000	$2,083,000
Retail	1,456,000	200,000
Total nonaccrual loans	$7,728,000	$2,283,000

No interest income was recognized on nonaccrual loans during 2022.

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

The primary risk element with respect to each residential real estate loan and consumer loan is the timeliness of scheduled payments. We have a reporting system that monitors past due loans and have adopted policies to pursue creditors’ rights in order to preserve our collateral position. Retail loans that reach 90 days or more past due are generally placed into nonaccrual status and are categorized as nonperforming.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table reflects amortized cost basis of loans and year-to-date loan charge-offs as of March 31, 2023 based on year of origination (dollars in thousands):

	2023	2022	2021	2020	2019	Prior	Term Total	Revolving Loans	Grand Total
Commercial:
Commercial and Industrial:
Grades 1 – 4	$38,167	$101,497	$129,476	$38,182	$8,393	$11,100	$326,815	$396,886	$723,701
Grades 5 – 7	25,597	128,333	42,304	26,770	8,472	512	231,988	194,070	426,058
Grades 8 – 9	9,947	24	249	0	0	43	10,263	13,418	23,681
Total	$73,711	$229,854	$172,029	$64,952	$16,865	$11,655	$569,066	$604,374	$1,173,440
Current year-to-date gross write offs	$0	$36	$0	$0	$0	$0	$36	$0	$36

Vacant Land, Land Development and Residential Construction:
Grades 1 – 4	$2,916	$28,645	$5,225	$3,121	$0	$321	$40,228	$0	$40,228
Grades 5 – 7	5,310	11,643	7,602	341	48	586	25,530	374	25,904
Grades 8 – 9	0	0	0	0	0	101	101	0	101
Total	$8,226	$40,288	$12,827	$3,462	$48	$1,008	$65,859	$374	$66,233
Current year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Owner Occupied:
Grades 1 – 4	$39,686	$167,851	$110,400	$51,319	$18,545	$22,312	$410,113	$0	$410,113
Grades 5 – 7	15,364	97,215	42,009	32,707	9,976	12,171	209,442	0	209,442
Grades 8 – 9	7,500	2,966	0	44	0	122	10,632	0	10,632
Total	$62,550	$268,032	$152,409	$84,070	$28,521	$34,605	$630,187	$0	$630,187
Current year-to-date gross write offs	$0	$14	$0	$0	$0	$0	$14	$0	$14

Real Estate – Non-Owner Occupied:
Grades 1 – 4	$11,142	$114,392	$162,687	$92,232	$47,592	$21,345	$449,390	$0	$449,390
Grades 5 – 7	65,990	174,725	156,779	112,205	31,078	48,780	589,557	0	589,557
Grades 8 – 9	0	6,644	5,630	0	0	0	12,274	0	12,274
Total	$77,132	$295,761	$325,096	$204,437	$78,670	$70,125	$1,051,221	$0	$1,051,221
Current year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Multi-Family and Residential Rental:
Grades 1 – 4	$9,717	$31,937	$39,603	$35,737	$5,213	$6,386	$128,593	$0	$128,593
Grades 5 – 7	5,470	32,355	23,634	12,323	3,041	2,602	79,425	0	79,425
Grades 8 – 9	0	11,250	0	0	0	71	11,321	0	11,321
Total	$15,187	$75,542	$63,237	$48,060	$8,254	$9,059	$219,339	$0	$219,339
Current year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Total Commercial	$236,806	$909,477	$725,598	$404,981	$132,358	$126,452	$2,535,672	$604,748	$3,140,420
Total Comm current YTD gross write offs	$0	$50	$0	$0	$0	$0	$50	$0	$50

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

	2023	2022	2021	2020	2019	Prior	Term Total	Revolving Loans	Grand Total
Retail:
1-4 Family Mortgages:
Performing	$35,010	$325,078	$240,820	$90,565	$11,799	$52,831	$756,103	$37,005	$793,108
Nonperforming	0	138	385	0	13	1,363	1,899	0	1,899
Total	$35,010	$325,216	$241,205	$90,565	$11,812	$54,194	$758,002	$37,005	$795,007
Current year-to-date gross write offs	$0	$0	$0	$0	$0	$42	$42	$0	$42

Other Consumer Loans:
Performing	$1,808	$3,771	$2,409	$844	$940	$605	$10,377	$19,724	$30,101
Nonperforming	0	0	0	0	0	0	0	0	0
Total	$1,808	$3,771	$2,409	$844	$940	$605	$10,377	$19,724	$30,101
Current year-to-date gross write offs	$0	$3	$0	$0	$0	$1	$4	$10	$14

Total Retail	$36,818	$328,987	$243,614	$91,409	$12,752	$54,799	$768,379	$56,729	$825,108
Total Retail Current YTD gross write offs	$0	$3	$0	$0	$0	$43	$46	$10	$56

Grand Total	$273,624	$1,238,464	$969,212	$496,390	$145,110	$181,251	$3,304,051	$661,477	$3,965,528
Grand Total Current YTD gross write offs	$0	$53	$0	$0	$0	$43	$96	$10	$106

There were no revolving loans converted to term loans during the first three months of 2023.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table reflects amortized cost of basis of loans as of December 31, 2022 based on year of origination (dollars in thousands):

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

	2022	2021	2020	2019	2018	Prior	Term Total	Revolving Loans	Grand Total

Retail:
1-4 Family Mortgages:
Performing	$313,611	$242,950	$91,936	$12,094	$14,297	$41,622	$716,510	$37,070	$753,580
Nonperforming	142	82	0	0	203	1,029	1,456	0	1,456
Total	$313,753	$243,032	$91,936	$12,094	$14,500	$42,651	$717,966	$37,070	$755,036

Other Consumer Loans:
Performing	$4,349	$2,870	$1,040	$1,074	$395	$430	$10,158	$19,595	$29,753
Nonperforming	0	0	0	0	0	0	0	0	0
Total	$4,349	$2,870	$1,040	$1,074	$395	$430	$10,158	$19,595	$29,753
Total Retail	$318,102	$245,902	$92,976	$13,168	$14,895	$43,081	$728,124	$56,665	$784,789

Grand Total	$1,343,470	$1,016,338	$538,303	$149,061	$79,881	$115,181	$3,242,234	$674,385	$3,916,619

There were no revolving loans converted to term loans during 2022.

Activity in the allowance for credit losses during the three months ended March 31, 2023 is as follows (dollars in thousands):

	Commercial and industrial	Commercial vacant land, land development and residential construction	Commercial real estate – owner occupied	Commercial real estate – non-owner occupied	Commercial real estate – multi-family and residential rental	1-4 family mortgages	Other consumer loans	Unallocated	Total
Allowance for credit losses:
Beginning balance	$10,203	$490	$5,914	$10,164	$1,269	$14,027	$160	$19	$42,246
Provision for credit losses	(7)	19	(237)	131	24	618	(5)	57	600
Charge-offs	(36)	0	(14)	0	0	(42)	(14)	0	(106)
Recoveries	21	1	48	0	7	45	15	0	137
Ending balance	$10,181	$510	$5,711	$10,295	$1,300	$14,648	$156	$76	$42,877

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Activity in the allowance for credit losses during the three months ended March 31, 2022 is as follows (dollars in thousands):

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

There were no loans modified to borrowers experiencing financial difficulty during the first three months of 2023.

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

The following loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended March 31, 2022 (amounts as of period end):

		Recorded
	Number of	Principal
	Contracts	Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0

Retail:
1-4 family mortgages	0	0
Other consumer loans	0	0
Total retail	0	0

Total loans	0	$0

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	March 31,	December 31,
	2023	2022

Land and improvements	$13,050,000	$13,532,000
Buildings	55,527,000	53,865,000
Furniture and equipment	23,064,000	22,941,000
	91,641,000	90,338,000
Less: accumulated depreciation	40,131,000	38,862,000

Premises and equipment, net	$51,510,000	$51,476,000

Depreciation expense totaled $1.5 million and $1.6 million during the first quarters of 2023 and 2022, respectively.

We enter into facility leases in the normal course of business. As of March 31, 2023, we were under lease contracts for eleven of our branch facilities. The leases have maturity dates ranging from February, 2024 through December, 2029, with a weighted average life of 2.7 years as of March 31, 2023. All of our leases have multiple three- to five-year extensions; however, these were not factored in the lease maturities and weighted average lease term as it was not reasonably certain we would exercise the options on the dates we entered into the lease agreements.

Leases are classified as either operating or finance leases at the lease commencement date, with all of our current leases determined to be operating leases. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term, while lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date at the estimated present value of lease payments over the lease term. We use our incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments. The weighted average discount rate for leases was 5.79% as of March 31, 2023.

The right-of-use assets, included in premises and equipment, net on our Consolidated Balance Sheets, and the lease liabilities, included in other liabilities on our Consolidated Balance Sheets, totaled $3.9 million and $3.5 million as of March 31, 2023, and December 31, 2022, respectively. As permitted by applicable accounting standards, we have elected not to recognize short-term leases with original terms of twelve months or less on our Consolidated Balance Sheet. Total operating lease expense associated with the leases aggregated $0.3 million during the first three months of 2023 and $1.3 million during the full year 2022.

Future lease payments were as follows as of March 31, 2023:

2023	$904,000
2024	1,012,000
2025	578,000
2026	479,000
2027	434,000
Thereafter	1,638,000
Total undiscounted lease payments	5,045,000
Less effect of discounting	(1,169,000)
Present value of future lease payments (lease liability)	3,876,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	DEPOSITS

Our total deposits at March 31, 2023 totaled $3.60 billion, a decrease of $115 million, or 3.1%, from December 31, 2022. The components of our outstanding balances at March 31, 2023 and December 31, 2022, and percentage change in deposits from the end of 2022 to the end of the first quarter of 2023, are as follows:

					Percent
	March 31, 2023		December 31, 2022		Increase
	Balance	%	Balance	%	(Decrease)

Noninterest-bearing checking	$1,376,782,000	38.3%	$1,604,750,000	43.2%	(14.2%)
Interest-bearing checking	576,678,000	16.0	575,028,000	15.5	0.3
Money market	842,557,000	23.4	776,723,000	20.9	8.5
Savings	340,178,000	9.5	381,602,000	10.3	(10.9)
Time, under $100,000	132,482,000	3.7	113,099,000	3.0	17.1
Time, $100,000 and over	329,341,000	9.1	261,609,000	7.1	25.9

Total deposits	$3,598,018,000	100.0%	$3,712,811,000	100.0%	(3.1%)

6.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements follows:

	Three Months Ended	Twelve Months Ended
	March 31, 2023	December 31, 2022

Outstanding balance at end of period	$227,453,000	$194,340,000
Average interest rate at end of period	1.44%	0.75%

Average daily balance during the period	$195,574,000	$200,499,000
Average interest rate during the period	0.84%	0.15%

Maximum daily balance during the period	$255,180,000	$235,577,000

Repurchase agreements have maturities of one business day. Repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities on our Consolidated Balance Sheets. Repurchase agreements are secured by U.S. Government agency securities with an aggregate fair value equal to the aggregate outstanding balance of the repurchase agreements. The securities, which are included in securities available for sale on our Consolidated Balance Sheets, are held in safekeeping by a correspondent bank.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES

Federal Home Loan Bank of Indianapolis (“FHLBI”) bullet advances totaled $350 million at March 31, 2023, and were scheduled to mature at varying dates from April 2023 through March 2028, with fixed rates of interest from 0.55% to 4.37% and averaging 2.31%. FHLBI bullet advances totaled $280 million at December 31, 2022, and were scheduled to mature at varying dates from January 2023 through June 2027, with fixed rates of interest from 0.55% to 3.13% and averaging 1.84%.

Maturities of FHLBI bullet advances as of March 31, 2023 were as follows:

2023	$70,000,000
2024	80,000,000
2025	50,000,000
2026	50,000,000
2027	70,000,000
Thereafter	30,000,000

FHLBI amortizing advances totaled $27.9 million as of March 31, 2023, with an average rate of 2.52% and with final maturities in 2042. FHLBI amortizing advances total $28.3 million as of December 31, 2022, with an average rate of 2.52% and with final maturities in 2042. FHLBI amortizing advances are obtained periodically to assist in managing interest rate risk associated with certain longer-term fixed rate commercial loans, with annual principal payments that closely align with the scheduled amortization of the underlying commercial loans.

Scheduled principal payments of FHLBI amortizing advances as of March 31, 2023 were as follows:

2023	$0
2024	826,000
2025	862,000
2026	899,000
2027	938,000
Thereafter	24,385,000

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2023 totaled $665 million, with remaining availability based on collateral of $281 million.

8.	COMMITMENTS AND OFF-BALANCE SHEET RISK

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

For commercial lines of credit, retail lines of credit and credit card average outstanding balances, we determined allowance requirements by calculating the difference between the average percent outstanding of the funded commitments over the past several years to actual percent outstanding at the end of the period and applying the respective expected loss allocation factors to the difference as this difference represents the average of unfunded commitments we expect to eventually be drawn upon. The calculated allowance aggregated $0.2 million and $0.1 million as of March 31, 2023 and December 31, 2022, respectively. We do not reserve for residential mortgage construction loans, as the loans are for one year or less and draws are governed by the receipt and satisfactory review of contractor and subcontractor sworn statements, lien waivers and title insurance company endorsements. Letters of credit are rarely drawn.

At March 31, 2023, and December 31, 2022, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at March 31, 2023 and December 31, 2022 is as follows:

	March 31,	December 31,
	2023	2022

Commercial unused lines of credit	$1,359,164,000	$1,283,703,000
Unused lines of credit secured by 1–4 family residential properties	72,014,000	71,972,000
Credit card unused lines of credit	127,863,000	123,687,000
Other consumer unused lines of credit	62,298,000	75,747,000
Commitments to make loans	347,062,000	329,646,000
Standby letters of credit	22,720,000	23,539,000
	$1,991,121,000	$1,908,294,000

9.	DERIVATIVES AND HEDGING ACTIVITIES

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

The fair values of derivative instruments as of March 31, 2023, are reflected in the following table.

	Notional Amount	Balance Sheet Location	Fair Value

Derivative Assets
Interest rate swaps	$470,678,000	Other Assets	$22,871,000

Derivative Liabilities
Interest rate swaps	470,678,000	Other Liabilities	23,254,000

The effect of interest rate swaps that are not designated as hedging instruments resulted in expense of $0.2 million during the first three months of 2023 that was recorded in other noninterest expense on our Consolidated Statements of Income. The fair value of interest rate swaps in a liability position, which includes accrued interest, was $23.3 million as of March 31, 2023. We have master netting arrangements with our correspondent banks that allow us to net receivables and payables. The netting agreement also allows us to net related cash collateral received and transferred up to the fair value exposure amount. We have elected to not offset these transactions on the Consolidated Balance Sheets. As of March 31, 2023, the gross amount of derivative assets subject to master netting agreements presented on the Consolidated Balance Sheets was $19.6 million, while cash collateral reflecting cash requirements from our counterparties to us totaled $20.8 million, providing for an over-collateralized position on the Consolidated Balance Sheets of $1.2 million. As of March 31, 2023, the gross amount of derivative liabilities subject to master netting agreements presented on the Consolidated Balance Sheets was $3.3 million, while cash collateral reflecting cash requirements from us to our counterparties totaled $3.0 million, and the net amount of derivative liabilities not offset on the Consolidated Balance Sheets was $0.3 million. Cash collateral amounts, which are based on daily fair value calculations, are adjusted daily if fair value changes exceed an aggregate of $250,000. Interest rate swaps entered into with commercial loan customers had notional amounts aggregating $471 million as of March 31, 2023. Associated credit exposure is generally mitigated by securing the interest rates swaps with the underlying collateral of the loan instruments.

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

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	Level in	March 31, 2023		December 31, 2022
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Values	Values	Values	Values
Financial assets:
Cash and cash equivalents	Level 1	$57,938	$57,938	$96,772	$96,772
Securities available for sale	(1)	619,973	619,973	602,936	602,936
FHLBI stock	(2)	17,721	17,721	17,721	17,721
Loans, net	Level 3	3,922,651	3,837,260	3,874,373	3,800,042
Mortgage loans held for sale	Level 2	3,821	3,932	3,565	3,643
Mortgage servicing rights	Level 3	11,402	18,726	11,837	17,727
Accrued interest receivable	Level 2	17,424	17,424	15,476	15,476
Interest rate swaps	Level 2	22,871	22,871	25,697	25,697

Financial liabilities:
Deposits	Level 2	3,598,018	3,330,349	3,712,811	3,379,403
Repurchase agreements	Level 2	227,453	227,453	194,340	194,340
FHLBI advances	Level 2	377,910	360,723	308,263	292,044
Subordinated debentures	Level 2	49,130	49,119	48,958	49,531
Subordinated notes	Level 2	88,714	75,911	88,628	75,024
Accrued interest payable	Level 2	3,486	3,486	3,223	3,223
Interest rate swaps	Level 2	23,254	23,254	25,900	25,900

(1)	See Note 11 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.

(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions; therefore, fair value is estimated at carrying amount.

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

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency debt obligations, mortgage-backed securities issued or guaranteed by U.S. Government agencies, and municipal general obligation and revenue bonds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information that becomes known to us necessitates an impairment. There was no such impairment as of March 31, 2023, or December 31, 2022. We have no Level 1 securities available for sale.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	FAIR VALUES (Continued)

Derivatives. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves. Insignificant unobservable inputs, such as borrower credit spreads, are also utilized.

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of March 31, 2023 and December 31, 2022, we determined the fair value of our mortgage loans held for sale to be $3.9 million and $3.6 million, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government agency debt obligations	$396,220,000	$0	$396,220,000	$0
Mortgage-backed securities	31,590,000	0	31,590,000	0
Municipal general obligation bonds	163,071,000	0	162,493,000	578,000
Municipal revenue bonds	28,592,000	0	28,592,000	0
Other investments	500,000	0	500,000	0
Interest rate swaps	22,871,000	0	22,871,000	0
Total assets	$642,844,000	$0	$642,266,000	$578,000

Interest rate swaps	23,254,000	0	23,254,000	0
Total liabilities	$23,254,000	$0	$23,254,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	FAIR VALUES (Continued)

There were no sales, purchases or transfers in or out of Level 3 during the first quarter of 2023.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2023 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Collateral Dependent Loans	$4,456,000	$0	$0	$4,456,000
Foreclosed assets	661,000	0	0	661,000
Total	$5,117,000	$0	$0	$5,117,000

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

The carrying values are based on the estimated value of the property or other assets. Fair value estimates of collateral on nonperforming loans and foreclosed assets are reviewed periodically. Our credit policies establish criteria for obtaining appraisals and determining internal value estimates. We may also adjust outside appraisals and internal evaluations based on identifiable trends within our markets, such as sales of similar properties or assets, listing prices and offers received. In addition, we may discount certain appraised and internal value estimates to address current distressed market conditions. We generally assign a discount factor range of 25% to 35% for commercial real estate dependent loans and foreclosed assets, and a discount factor range of 25% to 50% for residential-related properties. In a vast majority of cases, we assign a 10% discount factor for estimated selling costs.

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. As of March 31, 2023 and December 31, 2022, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since March 31, 2023 that we believe have changed our bank’s categorization.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	REGULATORY MATTERS (Continued)

Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Total capital (to risk weighted assets)
Consolidated	$652,509	14.1%	$369,891	8.0%	$ NA	NA
Bank	636,393	13.8	369,708	8.0	462,134	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	520,918	11.3	277,418	6.0	NA	NA
Bank	593,516	12.8	277,281	6.0	369,708	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	473,863	10.3	208,064	4.5	NA	NA
Bank	593,516	12.8	207,961	4.5	300,388	6.5
Tier 1 capital (to average assets)
Consolidated	520,918	10.7	195,380	4.0	NA	NA
Bank	593,516	12.2	195,290	4.0	244,112	5.0

December 31, 2022
Total capital (to risk weighted assets)
Consolidated	$634,729	14.0%	$362,675	8.0%	$ NA	NA
Bank	618,709	13.7	362,490	8.0	453,112	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	503,855	11.1	272,007	6.0	NA	NA
Bank	576,463	12.7	271,868	6.0	362,490	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	456,970	10.1	204,005	4.5	NA	NA
Bank	576,463	12.7	203,901	4.5	294,523	6.5
Tier 1 capital (to average assets)
Consolidated	503,855	10.1	199,647	4.0	NA	NA
Bank	576,463	11.6	199,563	4.0	249,453	5.0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	REGULATORY MATTERS (Continued)

Our consolidated capital levels as of March 31, 2023 and December 31, 2022 include $47.1 million and $46.9 million, respectively, of trust preferred securities. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of March 31, 2023 and December 31, 2022, all $47.1 million and $46.9 million, respectively, of the trust preferred securities were included in our consolidated Tier 1 capital.

Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of March 31, 2023, our bank meets all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 12, 2023, our Board of Directors declared a cash dividend on our common stock in the amount of $0.33 per share that was paid on March 15, 2023 to shareholders of record as of March 3, 2023.

As of March 31, 2023, we had the ability to repurchase up to $6.8 million in common stock shares from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations as part of a $20.0 million common stock repurchase program announced in May 2021. No shares were repurchased during the first quarter of 2023. Historically, stock repurchases have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank. The actual timing, number and value of shares repurchased will be determined by us in our discretion and will depend on a number of factors, including the stock price, capital position, financial performance, general market and economic conditions, alternative uses of capital and applicable legal requirements.

13.	SUBSEQUENT EVENTS

On April 13, 2023, our Board of Directors declared a cash dividend on our common stock in the amount of $0.33 per share that will be paid on June 14, 2023, to shareholders of record as of June 2, 2023.

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

Future Factors include, among others, adverse changes in interest rates and interest rate relationships; increasing rates of inflation and slower growth rates or recession; significant declines in the value of commercial real estate; market volatility; demand for products and services; climate impacts; labor markets; the degree of competition by traditional and non-traditional financial services companies; changes in banking regulation or actions by bank regulators; changes in tax laws and other laws and regulations applicable to us; changes in prices, levies, and assessments; the impact of technological advances; potential cyber-attacks, information security breaches, and other criminal activities; litigation liabilities; governmental and regulatory policy changes; the outcomes of existing or future contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; damage to our reputation resulting from adverse publicity, regulatory actions, litigation, operational failures, and the failure to meet client expectations and other facts; the transition from Libor to SOFR; changes in the national and local economies; unstable political and economic environments; disease outbreaks, such as the COVID-19 pandemic or similar public health threats, and measures implemented to combat them; and other risk factors, including those described in our annual report on Form 10-K for the year ended December 31, 2022. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Bank of Michigan (“our bank”) and our bank’s subsidiary, Mercantile Insurance Center, Inc., at March 31, 2023 and December 31, 2022 and the results of operations for the three months ended March 31, 2023 and March 31, 2022. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

Critical Accounting Estimates

Accounting principles generally accepted in the United States of America (“GAAP”) are complex and require us to apply significant judgment to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements included in this report. For a discussion of our significant accounting estimates, see Note 1 of the Notes to our Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2022 (Commission file number 000-26719). Our critical accounting policies are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements, and actual results may differ from those estimates. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

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

First Quarter 2023 Financial Overview

We reported net income of $21.0 million, or $1.31 per diluted share, for the first quarter of 2023, compared with net income of $11.5 million, or $0.73 per diluted share, during the first quarter of 2022. The improved operating results were in large part driven by higher net interest income, stemming from an improved net interest margin and ongoing robust loan growth, and continued strength in asset quality metrics providing for limited provision expense.

Commercial loans increased $8.6 million during the first quarter of 2023, providing for an annualized growth rate of about 1%. Full payoffs and partial paydowns of certain larger commercial loan relationships, primarily reflecting customers selling businesses and assets and using excess cash flows generated within their operations to make unscheduled principal payments and line of credit reductions, totaled about $65 million during the first quarter of 2023. Non-owner occupied commercial real estate (“CRE”) loans increased $17.5 million, multi-family and residential rental property loans grew $7.4 million, vacant land, land development and residential construction loans increased $4.4 million, commercial and industrial loans declined $11.6 million and owner occupied CRE loans were down $9.0 million. As a percent of total commercial loans, commercial and industrial loans and owner occupied CRE loans combined equaled 57.4% as of March 31, 2023, compared to 58.2% at December 31, 2022. The new commercial loan pipeline remains strong, and as of March 31, 2023, we had $285 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase.

Residential mortgage loans, excluding home equity lines of credit, increased $40.1 million during the first quarter of 2023, representing an annualized growth rate of approximately 23%. With increased residential mortgage loans rates during 2022 and into 2023, we have witnessed a shift in borrowers primarily selecting adjustable rate residential mortgage loans compared to fixed rate residential mortgage loans. Generally, we sell fixed rate residential mortgage loans to third-party investors, while we retain adjustable rate residential mortgage loans on our balance sheet. During the first quarter of 2023, approximately 35% of our residential mortgage loan production was comprised of longer-term fixed rate loans, compared to a similar level during 2022 but about 68% in 2021. The shift in product mix impacts the timing of revenue recognition; it takes an estimated 24 months for the amount of net interest income earned on a residential mortgage loan retained on our balance sheet to approximate the amount of immediately recorded gain on sale of a residential mortgage loan that has been sold to a third-party investor.

The overall quality of our loan portfolio remains strong, with nonperforming loans equaling only 0.20% of total loans as of March 31, 2023. Accruing loans past due 30 to 89 days remain very low, and foreclosed properties excluding the former branch facility totaled less than $0.1 million as of March 31, 2023. Gross loan charge-offs totaled $0.1 million during the first quarter of 2023, while recoveries of prior period loan charge-offs also totaled $0.1 million.

We recorded a provision expense of $0.6 million during the first quarter of 2023, compared to $0.1 million during the prior-year first quarter. The provision expense recorded during both periods mainly reflected allocations necessitated by net loan growth; nominal loan charge-offs and continued strong loan quality metrics during the periods in large part mitigated additional reserves associated with loan growth. We did not adjust any qualitative reserve factors during the first quarter of 2023, and the impact of the updated economic forecast was less than $0.1 million.

Total deposits decreased $115 million during the first three months of 2023, providing for an annualized reduction rate of approximately 12%. The reduction primarily reflected a customary level of customers’ tax and bonus payments and partnership distributions, as well as transfers to the repurchase agreement (“sweep account”) product. Wholesale funds, comprised of Federal Home Loan Bank of Indianapolis (“FHLBI”) advances, totaled $378 million, or about 9% of total funds, as of March 31, 2023, compared to $308 million, or about 7% of total funds, at December 31, 2022.

MERCANTILE BANK CORPORATION

Net interest income increased $17.5 million during the first quarter of 2023 compared to the first quarter of 2022. Interest income was up $24.6 million, while interest expense increased $7.1 million. Interest income on loans increased significantly quarter-over-quarter, reflecting the increased interest rate environment and strong commercial and residential mortgage loan growth over the past twelve months. Our yield on loans was 5.90% during the first quarter of 2023, compared to 3.87% during the first quarter of 2022. We also recorded growth in interest income on securities, reflecting portfolio growth and the higher interest rate environment. Interest expense on deposits increased due to the increased interest rate environment and enhanced competition for deposits. We also recorded higher interest costs on borrowed funds, in large part reflecting increased costs of our floating rate subordinated debentures.

Noninterest income totaled $7.0 million during the first quarter of 2023, compared to $9.3 million during the first quarter of 2022. The lower level of noninterest income primarily stemmed from decreased mortgage banking income, service charges on accounts and interest rate swap income, which more than offset growth in credit and debit card income and payroll servicing fees. Higher residential mortgage loan rates negatively affected mortgage banking income during the first quarter of 2023. The decline in service charge income reflected increased earnings credit rates in response to the higher interest rate environment, while the decrease in interest rate swap income mainly reflected a lower volume of transactions.

Noninterest expense totaled $28.6 million during the first quarter of 2023, compared to $25.7 million during the same time period in 2022. Overhead costs during the first three months of 2023 included a $0.4 million write-down of a former branch facility that is under contract to sell. The higher level of noninterest expense primarily resulted from increased compensation costs, including a $1.4 million bonus accrual; no bonus accrual was recorded during the first quarter of 2022. Lower residential mortgage lender commissions mitigated the impact of merit pay increases, market adjustments and promotions over the past twelve months.

Financial Condition

Our total assets increased $23.3 million during the first quarter of 2023, and totaled $4.90 billion as of March 31, 2023. Total loans increased $48.9 million and securities available for sale grew $17.0 million, while interest-earning deposits declined $24.1 million. Total deposits decreased $115 million, while FHLBI advances increased $69.6 million and sweep accounts grew $33.1 million during the first three months of 2023.

Commercial loans increased $8.6 million during the first quarter of 2023, providing for an annualized growth rate of about 1%. Full payoffs and partial paydowns of certain larger commercial loan relationships, primarily reflecting customers selling businesses and assets and using excess cash flows generated within their operations to make unscheduled principal payments and line of credit reductions, totaled about $65 million during the first quarter of 2023. Non-owner occupied CRE loans increased $17.5 million, multi-family and residential rental property loans grew $7.4 million, vacant land, land development and residential construction loans increased $4.4 million, commercial and industrial loans declined $11.6 million and owner occupied CRE loans were down $9.0 million. As a percent of total commercial loans, commercial and industrial loans and owner occupied CRE loans combined equaled 57.4% as of March 31, 2023, compared to 58.2% at December 31, 2022. We believe our loan portfolio remains well diversified.

As of March 31, 2023, we had $285 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase which we expect to be drawn over the next 12 to 18 months. Our current pipeline reports indicate continued strong commercial loan funding opportunities in future periods, including approximately $347 million in new lending commitments, a majority of which we expect to be accepted and funded over the next 12 to 18 months. Our commercial lenders also report ongoing additional opportunities they are currently discussing with existing and potentially new borrowers. We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship, as well as concentration limits we have established within our commercial loan portfolio. Usage of existing commercial lines of credit averaged 41% during the first quarter of 2023, similar to the 42% average during all of 2022.

MERCANTILE BANK CORPORATION

Residential mortgage loans, excluding home equity lines of credit, increased $40.1 million during the first three months of 2023, representing an annualized growth rate of approximately 23%. With increased residential mortgage loans rates during 2022 and into 2023, we have witnessed a shift in borrowers primarily selecting adjustable rate residential mortgage loans compared to fixed rate residential mortgage loans. Generally, we sell fixed rate residential mortgage loans to third-party investors, while we retain adjustable rate residential mortgage loans on our balance sheet. During the first quarter of 2023, approximately 35% of our residential mortgage loan production was comprised of longer-term fixed rate loans, compared to a similar level during 2022 but about 68% in 2021. The shift in product mix impacts the timing of revenue recognition; it takes an estimated 24 months for the amount of net interest income earned on a residential mortgage loan retained on our balance sheet to approximate the amount of immediately recorded gain on sale of a residential mortgage loan that has been sold to a third-party investor

Home equity lines of credit declined $0.1 million, while other consumer-related loans increased $0.3 million during the first quarter of 2023, and at March 31, 2023 totaled $37.3 million and $30.1 million, respectively, or an aggregate 1.7% of total loans. These loan segments equated to 1.8% of total loans as of December 31, 2022. We expect both loan portfolio segments to remain relatively steady in dollar amount but decline as a percent of total loans in future periods as commercial and residential mortgage loan portfolios grow.

The following table summarizes our loan portfolio over the past twelve months:

	3/31/23	12/31/22	9/30/22	6/30/22	3/31/22
Commercial:
Commercial & Industrial (1)	$1,173,440,000	$1,185,083,000	$1,213,630,000	$1,187,650,000	$1,153,814,000
Land Development & Construction	66,233,000	61,873,000	60,970,000	57,808,000	52,693,000
Owner Occupied Commercial RE	630,187,000	639,192,000	643,577,000	598,593,000	582,732,000
Non-Owner Occupied Commercial RE	1,051,221,000	1,033,734,000	1,002,638,000	1,003,118,000	1,007,361,000
Multi-Family & Residential Rental	219,339,000	211,948,000	224,248,000	224,591,000	207,962,000
Total Commercial	3,140,420,000	3,131,830,000	3,145,063,000	3,071,760,000	3,004,562,000

Retail:
1-4 Family Mortgages	795,007,000	755,036,000	705,441,000	623,599,000	522,556,000
Other Consumer Loans	30,101,000	29,753,000	30,454,000	28,441,000	28,672,000
Total Retail	825,108,000	784,789,000	735,895,000	652,040,000	551,228,000

Total	$3,965,528,000	$3,916,619,000	$3,880,958,000	$3,723,800,000	$3,555,790,000

(1)

Includes $0.4 million, $0.9 million, $2.6 million, $2.9 million, and $12.2 million in loans originated under the Paycheck Protection Program for March 31, 2023, December 31, 2022, September 30, 2022, June 30, 2022, and March 31, 2022, respectively.

Our credit policies establish guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans to provide effective loan portfolio administration. The credit policies and procedures are meant to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, we must rely on estimates, appraisals and evaluations of loans and the possibility that changes in these could occur quickly because of changing economic conditions or other factors. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require modification in the future, are included on an internal watch list. Senior management and the Board of Directors review this list regularly. Market value estimates of collateral on nonperforming loans, as well as on foreclosed and repossessed assets, are reviewed periodically. We also have a process in place to monitor whether value estimates at each quarter-end are reflective of current market conditions. Our credit policies establish criteria for obtaining appraisals and determining internal value estimates. We may also adjust outside and internal valuations based on identifiable trends within our markets, such as recent sales of similar properties or assets, listing prices and offers received. In addition, we may discount certain appraised and internal value estimates to address distressed market conditions.

MERCANTILE BANK CORPORATION

Nonperforming loans totaled $7.8 million, or 0.2% of total loans, as of March 31, 2023, compared to $7.7 million, or 0.2% of total loans, as of December 31, 2022. Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest and foreclosed properties, totaled $8.4 million (0.2% of total assets) as of March 31, 2023, compared to $7.7 million (0.2% of total assets) as of December 31, 2022. The volume of nonperforming assets has remained under 0.3% of total assets since year-end 2015. Given the low levels of nonperforming loans and accruing loans 30 to 89 days delinquent, combined with what we believe are strong credit administration practices, we are pleased with the overall quality of the loan portfolio.

The following tables provide a breakdown of nonperforming assets by collateral type:

NONPERFORMING LOANS

	3/31/23	12/31/22	9/30/22	6/30/22	3/31/22
Residential Real Estate:
Land Development	$8,000	$29,000	$30,000	$30,000	$31,000
Construction	0	124,000	0	0	0
Owner Occupied / Rental	1,891,000	1,304,000	1,138,000	1,508,000	1,579,000
	1,899,000	1,457,000	1,168,000	1,538,000	1,610,000

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	229,000	248,000	0	0	0
Non-Owner Occupied	0	0	0	0	0
	229,000	248,000	0	0	0

Non-Real Estate:
Commercial Assets	5,654,000	6,023,000	248,000	248,000	0
Consumer Assets	0	0	0	1,000	2,000
	5,654,000	6,023,000	248,000	249,000	2,000

Total	$7,782,000	$7,728,000	$1,416,000	$1,787,000	$1,612,000

MERCANTILE BANK CORPORATION

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	3/31/23	12/31/22	9/30/22	6/30/22	3/31/22
Residential Real Estate:
Land Development	$0	$0	$0	$0	$0
Construction	0	0	0	0	0
Owner Occupied / Rental	61,000	0	0	0	0
	61,000	0	0	0	0

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	600,000	0	0	0	0
Non-Owner Occupied	0	0	0	0	0
	600,000	0	0	0	0

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$661,000	$0	$0	$0	$0

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2023	2022	2022	2022	2022

Beginning balance	$7,728,000	$1,416,000	$1,787,000	$1,612,000	$2,468,000
Additions, net of transfers to ORE	662,000	6,368,000	0	309,000	93,000
Returns to performing status	(31,000)	0	(160,000)	0	(213,000)
Principal payments	(515,000)	(56,000)	(211,000)	(134,000)	(641,000)
Loan charge-offs	(62,000)	0	0	0	(95,000)

Total	$7,782,000	$7,728,000	$1,416,000	$1,787,000	$1,612,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2023	2022	2022	2022	2022

Beginning balance	$0	$0	$0	$0	$0
Additions	661,000	0	0	0	0
Sale proceeds	0	0	0	0	0
Valuation write-downs	0	0	0	0	0

Total	$661,000	$0	$0	$0	$0

MERCANTILE BANK CORPORATION

During the first quarter of 2023, loan charge-offs totaled $0.1 million, while recoveries of prior period loan charge-offs also equaled $0.1 million. We continue our collection efforts on charged-off loans and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

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

The allowance equaled $42.9 million, or 1.08% of total loans, and 551% of nonperforming loans, as of March 31, 2023. As of March 31, 2023, the allowance was comprised of $40.2 million in general reserves relating to performing loans and $2.7 million in specific reserves on other loans, primarily nonperforming loans. Loans with an aggregate carrying value of $0.6 million as of March 31, 2023 had been subject to previous partial charge-offs aggregating $0.3 million over the past several years. As of March 31, 2023, there were no specific reserves allocated to loans that had been subject to a previous partial charge-off.

Although we believe the allowance is adequate to absorb loan losses in our loan portfolio as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Securities available for sale increased $17.0 million during the first three months of 2023, totaling $620 million as of March 31, 2023. There were no purchases or maturities of U.S. Government agency bonds during the first quarter of 2023. There were no purchases of U.S. Government agency guaranteed mortgage-backed securities during the first three months of 2023; however, we did receive $0.8 million in principal paydowns on U.S. Government agency guaranteed mortgage-backed securities. Purchases of municipal bonds totaled $7.4 million during the first quarter of 2023; proceeds from matured municipal bonds totaled $0.9 million. At March 31, 2023, the portfolio was primarily comprised of U.S. Government agency bonds (64%), municipal bonds (31%) and U.S. Government agency guaranteed mortgage-backed securities (5%). All of our securities are currently designated as available for sale, and are therefore stated at fair value. The fair value of securities designated as available for sale at March 31, 2023 totaled $620 million, including a net unrealized loss of $71.2 million. The net unrealized loss equaled $82.7 million as of December 31, 2022. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that the unrealized losses were due to changing interest rate environments. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function. We expect any upcoming purchases to generally consist of municipal bonds, with the securities portfolio maintained at about 12% of total assets.

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

FHLBI stock totaled $17.7 million as of March 31, 2023, unchanged from December 31, 2022. Our investment in FHLBI stock is necessary to engage in their advance and other financing programs. We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

MERCANTILE BANK CORPORATION

Interest-earning deposits, primarily consisting of excess funds deposited at the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate sensitivity. During the first three months of 2023, the average balance of these funds equaled $31.1 million, or 0.7% of average earning assets, compared to $784 million, or 16.1% of average earning assets, during the first quarter of 2022. Historically, we maintained interest-earning deposits at approximately 2% of average earning assets. The elevated level during the first quarter of 2022 primarily reflected increased local deposits stemming from COVID-19-related federal government stimulus programs and reduced business and consumer investing and spending. The level of interest-earning deposits declined throughout 2022 and into the first quarter of 2023 as we used the excess monies to fund loan growth as well as brokered deposit and FHLBI advance maturities. We also experienced a net decline in local deposit balances during that time period. Our deposit balance at the Federal Reserve Bank of Chicago equaled $5.5 million as of March 31, 2023.

Net premises and equipment equaled $51.5 million at March 31, 2023, unchanged from December 31, 2022. We recorded a reduction of $1.0 million associated with the planned sale of a former branch facility during the first quarter, comprised of a $0.6 million transfer to foreclosed assets and a write-down of $0.4 million. Depreciation expense totaled $1.5 million during the first quarter of 2023, while investments associated with the construction and opening of new facilities and the renovation of existing facilities totaled $2.5 million.

Total deposits decreased $115 million during the first three months of 2023, providing for an annualized reduction rate of approximately 12%. The reduction primarily reflected a customary level of customers’ tax and bonus payments and partnership distributions, as well as transfers to the sweep account product. Wholesale funds, comprised of FHLBI advances, totaled $378 million, or about 9% of total funds, as of March 31, 2023, compared to $308 million, or about 7% of total funds, at December 31, 2022.

Noninterest-bearing deposits decreased $228 million during the first three months of 2023, in large part reflecting the aforementioned customary level of customers’ tax and bonus payments and partnership distributions and transfers to the sweep account, but also includes transfers to interest-bearing deposits and withdrawals associated with the sales of businesses. Identified deposit withdrawals associated with the heightened concern over the health of the banking industry stemming from the failure of two large financial institutions in March, 2023 were limited at less than 1% of total deposits. Interest-bearing checking accounts and money market deposit accounts were up $1.7 million and $65.8 million, respectively, while savings deposits declined $41.4 million. Local time deposits increased $87.1 million.

Sweep accounts increased $33.1 million during the first three months of 2023, totaling $227 million as of March 31, 2023. The increase is primarily related to transfers from interest-bearing deposit accounts. The aggregate balance of this funding type is subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances maintained by many of the customers. The average balance of sweep accounts equaled $196 million during the first quarter of 2023, with a high balance of $255 million and a low balance of $181 million. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into overnight interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings. All of our repurchase agreements are accounted for as secured borrowings.

FHLBI advances increased $69.6 million during the first quarter of 2023, totaling $378 million as of March 31, 2023. Bullet advances aggregating $80.0 million were obtained during the first quarter of 2023, consisting of $70.0 million to fund loan growth and mitigate a portion of the decline in total deposits and $10.0 million to replace a scheduled FHLBI bullet advance maturity. Payments on amortizing FHLBI advances totaled $0.4 million during the first quarter of 2023. Bullet FHLBI advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk, while amortizing FHLBI advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amount and amortization structure of the underlying advances reflective of the associated commercial loans. FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2023 totaled $665 million, with remaining availability based on collateral equaling $281 million.

MERCANTILE BANK CORPORATION

Shareholders’ equity was $467 million at March 31, 2023, compared to $441 million at December 31, 2022. Positively impacting shareholders’ equity during the first quarter was net income of $21.0 million, which was partially offset by the payment of a cash dividend totaling $5.2 million. A $9.1 million after-tax increase in the market value of our available for sale securities portfolio, reflecting a decline in market interest rates, positively impacted shareholders’ equity during the first quarter of 2023.

Liquidity

Liquidity is measured by our ability to raise funds through deposits, borrowed funds, and capital, or cash flow from the repayment of loans and securities. These funds are used to fund loans, meet deposit withdrawals, and operate our company. Liquidity is primarily achieved through local and out-of-area deposits and liquid assets such as securities available for sale, matured and called securities, federal funds sold and interest-earning deposits. Asset and liability management is the process of managing our balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.

To assist in providing needed funds and managing interest rate risk, we periodically obtain monies from wholesale funding sources. Wholesale funds, comprised of advances from the FHLBI, totaled $378 million, or about 9% of combined deposits and borrowed funds, as of March 31, 2023, compared to $308 million, or about 7% of combined deposits and borrowed funds, as of December 31, 2022.

Sweep accounts increased $33.1 million during the first three months of 2023, totaling $227 million as of March 31, 2023. The increase is primarily related to transfers from interest-bearing deposit accounts. The aggregate balance of this funding type is subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances maintained by many of the customers. The average balance of sweep accounts equaled $196 million during the first quarter of 2023, with a high balance of $255 million and a low balance of $181 million. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into overnight interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings. All of our repurchase agreements are accounted for as secured borrowings. Information regarding our repurchase agreements as of March 31, 2023 and during the first three months of 2023 is as follows:

Outstanding balance at March 31, 2023	$227,453,000
Weighted average interest rate at March 31, 2023	1.44%
Maximum daily balance three months ended March 31, 2023	$255,180,000
Average daily balance for three months ended March 31, 2023	$195,574,000
Weighted average interest rate for three months ended March 31, 2023	0.84%

FHLBI advances increased $69.6 million during the first quarter of 2023, totaling $378 million as of March 31, 2023. Bullet advances aggregating $80.0 million were obtained during the first quarter of 2023, consisting of $70.0 million to fund loan growth and mitigate a portion of the decline in total deposits and $10.0 million to replace a scheduled FHLBI bullet advance maturity. Payments on amortizing FHLBI advances totaled $0.4 million during the first quarter of 2023. Bullet FHLBI advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk, while amortizing FHLBI advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amount and amortization structure of the underlying advances reflective of the associated commercial loans. FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2023 totaled $665 million, with remaining availability based on collateral equaling $281 million.

MERCANTILE BANK CORPORATION

We also have the ability to borrow up to an aggregate $70.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit. We accessed one of the lines of credit during the first quarter of 2023, with an average balance of $4.3 million. In contrast, our interest-earning deposit balance with the Federal Reserve Bank of Chicago averaged $25.4 million during the first quarter of 2023. We also have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using certain municipal bonds as collateral, we could have borrowed up to $27.6 million as of March 31, 2023. We did not utilize this line of credit during the first quarter of 2023 or at any time during the previous 14 fiscal years, and do not plan to access this line of credit in future periods.

The following table reflects, as of March 31, 2023, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$3,136,195,000	$0	$0	$0	$3,136,195,000
Time deposits	297,371,000	73,475,000	90,977,000	0	461,823,000
Short-term borrowings	244,660,000	0	0	0	244,660,000
Federal Home Loan Bank advances	90,826,000	141,762,000	121,917,000	23,405,000	377,910,000
Subordinated debentures	0	0	0	49,130,000	49,130,000
Subordinated notes	0	0	0	88,714,000	88,714,000
Other borrowed money	0	0	0	1,096,000	1,096,000
Property leases	904,000	1,722,000	870,000	1,549,000	5,045,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of March 31, 2023, we had a total of $1.97 billion in unfunded loan commitments and $22.7 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $1.62 billion were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $347 million were for loan commitments generally expected to close and become funded within the next 12 to 18 months. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

While we have observed the well-publicized liquidity problems at certain financial institutions during the first quarter of 2023, we do not believe that we are subject to the same circumstances that apparently caused those crises. We monitor our liquidity position and funding strategies on an ongoing basis, but recognize that unexpected events, changes in economic or market conditions, a reduction in earnings performance, declining capital levels or situations beyond our control could cause liquidity challenges. We have developed contingency funding plans that provide a framework for meeting liquidity disruptions.

Capital Resources

Shareholders’ equity was $467 million at March 31, 2023, compared to $441 million at December 31, 2022. Positively impacting shareholders’ equity during the first quarter was net income of $21.0 million, which was partially offset by the payment of a cash dividend totaling $5.2 million. A $9.1 million after-tax increase in the market value of our available for sale securities portfolio, reflecting a decline in market interest rates, positively impacted shareholders’ equity during the first quarter of 2023.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of March 31, 2023, our bank met all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis.

MERCANTILE BANK CORPORATION

As of March 31, 2023, our bank’s total risk-based capital ratio was 13.8%, compared to 13.7% at December 31, 2022. Our bank’s total regulatory capital increased $17.7 million during the first quarter of 2023, in large part reflecting net income totaling $23.6 million, which was partially offset by cash dividends paid to us aggregating $6.5 million. Our bank’s total risk-based capital ratio was also impacted by a $90.2 million increase in total risk-weighted assets, primarily resulting from net growth in commercial and residential mortgage loans. As of March 31, 2023, our bank’s total regulatory capital equaled $636 million, or $174 million in excess of the 10.0% minimum that is among the requirements to be categorized as “well capitalized.” Our and our bank’s capital ratios as of March 31, 2023 and December 31, 2022 are disclosed in Note 12 of the Notes to Consolidated Financial Statements.

Results of Operations

We recorded net income of $21.0 million, or $1.31 per basic and diluted share, for the first quarter of 2023, compared to net income of $11.5 million, or $0.73 per basic and diluted share, for the first quarter of 2022. Diluted earnings per share increased $0.58, or 79.5%, during the first quarter of 2023 compared to the prior-year first quarter.

The higher level of net income during the first quarter of 2023 compared to the first quarter of 2022 resulted from a significant increase in net interest income, primarily reflecting a substantially improved net interest margin and loan growth. The credit loss provisions recorded during the first quarters of 2023 and 2022 mainly reflected reserve allocations necessitated by commercial loan and residential mortgage loan growth; sustained strength in asset quality metrics and low levels of charge-offs during both periods partially mitigated the amount of reserve allocations associated with loan growth. Noninterest income declined during the first three months of 2023 compared to the respective 2022 period primarily due to lower levels of mortgage banking income, service charges on accounts, and interest rate swap income, which more than offset growth in credit and debit card income and payroll servicing fees. Overhead expenses were up in the first quarter of 2023 compared to the prior-year first quarter mainly due to increased compensation costs, including higher bonus accruals and salary outlays.

Interest income during the first quarter of 2023 was $60.5 million, an increase of $24.6 million, or 68.6%, from the $35.9 million earned during the first quarter of 2022. The increase resulted from a higher yield on average earning assets. The yield on average earning assets was 5.35% during the first three months of 2023, up from 2.99% during the respective 2022 period. The higher yield primarily resulted from an increased yield on loans, reflecting the rising interest rate environment. The yield on loans was 5.90% during the first quarter of 2023, up from 3.87% during the prior-year first quarter mainly due to higher interest rates on variable-rate commercial loans stemming from the Federal Open Market Committee (“FOMC”) significantly raising the targeted federal funds rate in an effort to curb elevated inflation levels. The FOMC increased the targeted federal funds rate by 475 basis points during the period of March 2022 through March 2023. As of March 31, 2023, approximately 64% of the commercial loan portfolio consisted of variable-rate loans. A change in earning asset mix, comprised of a decrease in lower-yielding interest-earning deposits and an increase in higher-yielding loans as a percentage of earning assets, along with increased yields on securities and interest-earning deposits, reflecting the rising interest rate environment, also contributed to the higher yield on average earning assets. On average, lower-yielding interest-earning deposits represented 0.7% of earning assets during the first quarter of 2023, down from 16.1% during the respective 2022 period, while higher-yielding loans represented 85.6% of earning assets during the current-year first quarter, up from 71.4% during the first quarter of 2022.

Average earning assets equaled $4.59 billion during the first quarter of 2023, down $295 million, or 6.0%, from the level of $4.88 billion during the first quarter of 2022; average loans and average securities were up $444 million and $14.3 million, respectively, while average interest-earning deposits were down $753 million.

A significant volume of excess on-balance sheet liquidity, which initially surfaced in the second quarter of 2020 in large part due to government stimulus programs related to the COVID-19 environment, negatively impacted the yield on average earning assets by 45 basis points during the first quarter of 2022. The excess funds, consisting almost entirely of low-yielding deposits with the Federal Reserve Bank of Chicago, were mainly a product of local deposit growth and Paycheck Protection Program loan forgiveness activities.

MERCANTILE BANK CORPORATION

Interest expense during the first quarter of 2023 was $12.1 million, an increase of $7.1 million, or 142%, from the $5.0 million expensed during the first quarter of 2022. The increase is attributable to a higher average weighted cost of interest-bearing liabilities, which rose from 0.66% during the first quarter of 2022 to 1.72% during the respective 2023 period mainly due to increased costs of deposits and borrowings. Reflecting the rising interest rate environment, the cost of interest-bearing, non-time deposits increased from 0.20% during the first quarter of 2022 to 1.27% during the current-year first quarter, while the cost of time deposits increased from 0.89% to 2.29% during the respective periods. The higher cost of interest-bearing, non-time deposits primarily resulted from increased rates paid on money market accounts. The cost of borrowed funds increased from 1.82% during the first quarter of 2022 to 2.51% during the first quarter of 2023 mainly due to higher costs of subordinated debentures and sweep accounts. The cost of subordinated debentures was 9.05% during the first quarter of 2023, up from 3.80% during the respective 2022 period due to increases in the 90-Day Libor Rate. The cost of sweep accounts increased from 0.10% during the first quarter of 2022 to 0.84% during the first quarter of 2023, reflecting the rising interest rate environment. A change in borrowing mix, consisting of an increase in higher-costing subordinated debentures and subordinated notes as a percentage of average total borrowings, also contributed to the increased cost of borrowings during the first quarter of 2023. Average interest-bearing liabilities totaled $2.86 billion during the current-year first quarter, compared to $3.07 billion during the prior-year first quarter, representing a decrease of $211 million, or 6.9%.

Net interest income during the first quarter of 2023 was $48.4 million, an increase of $17.5 million, or 56.7%, from the $30.9 million earned during the respective 2022 period. The increase resulted from a significantly improved net interest margin and loan growth. The net interest margin increased from 2.57% in the first quarter of 2022 to 4.28% in the current-year first quarter due to a higher yield on average earning assets. The increased yield primarily resulted from a higher yield on loans, reflecting the rising interest rate environment. The cost of funds equaled 1.07% in the first quarter of 2023, up from 0.42% during the prior-year first quarter mainly due to higher costs of deposits and borrowings, reflecting the impact of the increasing interest rate environment. The significant level of excess on-balance sheet liquidity negatively impacted the net interest margin by approximately 40 basis points during the first quarter of 2022.

The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the first quarters of 2023 and 2022. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield for the first quarters of 2023 and 2022 have been computed on a tax equivalent basis using a marginal tax rate of 21.0%. Securities interest income was increased by $60,000 in the first quarters of 2023 and 2022 for this non-GAAP, but industry standard, adjustment. These adjustments equated to increases in our net interest margin of less than one basis point for both periods.

MERCANTILE BANK CORPORATION

	Quarters ended March 31,
	2 0 2 3			2 0 2 2
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$3,928,329	$57,154	5.90%	$3,484,511	$33,251	3.87%
Investment securities	627,628	3,067	1.95	613,317	2,325	1.52
Other interest-earning assets	31,081	324	4.18	784,193	366	0.19
Total interest - earning assets	4,587,038	60,545	5.35	4,882,021	35,942	2.99

Allowance for credit losses	(43,076)			(35,288)
Other assets	311,915			321,829

Total assets	$4,855,877			$5,168,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$2,184,406	$7,907	1.47%	$2,364,437	$1,825	0.31%
Short-term borrowings	199,880	459	0.93	198,949	50	0.10
Federal Home Loan Bank advances	338,026	1,794	2.12	372,662	1,864	2.00
Other borrowings	138,818	1,941	5.59	135,867	1,258	3.76
Total interest-bearing liabilities	2,861,130	12,101	1.72	3,071,915	4,997	0.66

Noninterest-bearing deposits	1,491,477			1,625,453
Other liabilities	49,746			21,331
Shareholders’ equity	453,524			449,863

Total liabilities and shareholders’ equity	$4,855,877			$5,168,562

Net interest income		$48,444			$30,945

Net interest rate spread			3.63%			2.33%
Net interest spread on average assets			4.05%			2.43%
Net interest margin on earning assets			4.28%			2.57%

Mercantile recorded provisions for credit losses of $0.6 million and $0.1 million during the first quarters of 2023 and 2022, respectively. The provision expense recorded during both periods mainly reflected allocations necessitated by loan growth; ongoing strong loan quality metrics and low levels of loan charge-offs during the periods in large part mitigated additional reserves associated with loan growth.

MERCANTILE BANK CORPORATION

Noninterest income during the first quarter of 2023 was $7.0 million, compared to $9.3 million during the respective 2022 period. The lower level of noninterest income primarily stemmed from decreased mortgage banking income, service charges on accounts, and interest rate swap income, which more than offset growth in credit and debit card income and payroll servicing fees. Higher residential mortgage loan rates in the rising interest rate environment negatively affected mortgage banking income in the first quarter of 2023. Residential mortgage loan production totaled $72.0 million during the first quarter of 2023, down $96.2 million, or 57.2%, from $168 million during the prior-year first quarter; refinance activity and purchase activity declined $51.5 million and $44.7 million, respectively. The decline in service charges on accounts reflected increased earnings credit rates in response to the increasing interest rate environment, while the decrease in interest rate swap income mainly reflected a lower volume of transactions.

Noninterest expense totaled $28.6 million during the first quarter of 2023, compared to $25.7 million during the prior-year first quarter. Overhead costs during the first quarter of 2023 included a $0.4 million write-down of a former branch facility. Excluding this transaction, noninterest expense increased $2.5 million in the first quarter of 2023 compared to the respective 2022 period. The higher noninterest expense mainly resulted from increased compensation costs, including a $1.4 million bonus accrual and salary increases, which outweighed reductions in residential mortgage lender commissions and incentives and higher residential mortgage loan deferred salary costs. No bonus accrual was recorded during the first quarter of 2022. The higher level of salary costs primarily stemmed from annual merit pay increases and market adjustments. The decreased residential mortgage lender commissions and incentives resulted from reduced loan production, while the increased residential mortgage loan deferred salary costs reflected the outcome of an updated loan origination cost study and resulting higher allocated cost per loan. A $0.5 million aggregate increase in interest rate swap reserves and collateral costs, along with a $0.3 million increase in FDIC deposit insurance premiums, reflecting a higher industry-wide assessment rate that became effective on January 1, 2023, also contributed to the higher level of overhead costs during the first quarter of 2023.

During the first quarter of 2023, we recorded income before federal income tax of $26.1 million and a federal income tax expense of $5.1 million. During the first quarter of 2022, we recorded income before federal income tax of $14.3 million and a federal income tax expense of $2.8 million. The increase in federal income tax expense in the first three months of 2023 resulted from the higher level of income before federal income tax. Our effective tax rate was 19.8% during both the first quarter of 2023 and the prior-year first quarter.

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

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of March 31, 2023:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$2,034,567,000	$94,097,000	$883,760,000	$202,990,000	$3,215,414,000
Residential real estate loans	53,857,000	16,716,000	182,002,000	484,604,000	737,179,000
Consumer loans	2,330,000	451,000	9,115,000	1,039,000	12,935,000
Securities (2)	25,971,000	16,499,000	238,017,000	357,207,000	637,694,000
Interest-earning deposits	6,786,000	1,751,000	2,250,000	0	10,787,000
Allowance for credit losses	0	0	0	0	(42,877,000)
Other assets	0	0	0	0	324,742,000
Total assets	2,123,511,000	129,514,000	1,315,144,000	1,045,840,000	$4,895,874,000

Liabilities:
Interest-bearing checking	576,678,000	0	0	0	576,678,000
Savings deposits	340,178,000	0	0	0	340,178,000
Money market accounts	842,557,000	0	0	0	842,557,000
Time deposits under $100,000	17,785,000	77,474,000	37,223,000	0	132,482,000
Time deposits $100,000 & over	27,112,000	175,000,000	127,229,000	0	329,341,000
Short-term borrowings	244,660,000	0	0	0	244,660,000
Federal Home Loan Bank advances	30,000,000	60,826,000	263,679,000	23,405,000	377,910,000
Other borrowed money	50,226,000	0	88,714,000	0	138,940,000
Noninterest-bearing checking	0	0	0	0	1,376,782,000
Other liabilities	0	0	0	0	68,974,000
Total liabilities	2,129,196,000	313,300,000	516,845,000	23,405,000	4,428,502,000
Shareholders' equity	0	0	0	0	467,372,000
Total liabilities & shareholders' equity	2,129,196,000	313,300,000	516,845,000	23,405,000	$4,895,874,000
Net asset (liability) GAP	$(5,685,000)	$(183,786,000)	$798,299,000	$1,022,435,000

Cumulative GAP	$(5,685,000)	$(189,471,000)	$608,828,000	$1,631,263,000

Percent of cumulative GAP to total assets	(0.1%)	(3.9%)	12.4%	33.3%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of March 31, 2023.

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

We conducted multiple simulations as of March 31, 2023, in which it was assumed that changes in market interest rates occurred ranging from up 300 basis points to down 300 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested dollar and percentage changes in net interest income over the next twelve months in comparison to the $186 million in net interest income projected using our balance sheet amounts and anticipated replacement rates as of March 31, 2023. The resulting estimates are generally within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 300 basis points	$(11,600,000)	(6.2%)
Interest rates down 200 basis points	(11,300,000)	(6.2)
Interest rates down 100 basis points	(4,900,000)	(2.6)
Interest rates up 100 basis points	5,700,000	3.0
Interest rates up 200 basis points	11,700,000	6.3
Interest rates up 300 basis points	17,500,000	9.4

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

Item 4. Controls and Procedures

As of March 31, 2023, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2023.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sales of equity securities during the quarter ended March 31, 2023.

Issuer Purchases of Equity Securities

On May 27, 2021, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions, our capital position, financial performance and alternative uses of capital, and applicable legal requirements. The program may be discontinued at any time. No shares were repurchased during the first quarter of 2023. Historically, stock repurchases have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank. As of March 31, 2023, repurchases aggregating $6.8 million were available to be made under the current repurchase program.

Repurchases made during the first quarter of 2023 are detailed in the table below.

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

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2023.

MERCANTILE BANK CORPORATION

By:	/s/ Robert B. Kaminski, Jr.
Robert B. Kaminski, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles E. Christmas
Charles E. Christmas
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)