Form 10-Q
period 2023-06-30
MERCANTILE BANK CORP
filed 2023-08-04
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐    No  ☒

At July 31, 2023, there were 16,018,216 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$69,133,000	$61,894,000
Interest-earning deposits	138,663,000	34,878,000
Total cash and cash equivalents	207,796,000	96,772,000

Securities available for sale	608,972,000	602,936,000
Federal Home Loan Bank stock	21,513,000	17,721,000
Mortgage loans held for sale	11,942,000	3,565,000

Loans	4,051,843,000	3,916,619,000
Allowance for credit losses	(44,721,000)	(42,246,000)
Loans, net	4,007,122,000	3,874,373,000

Premises and equipment, net	52,291,000	51,476,000
Bank owned life insurance	81,500,000	80,727,000
Goodwill	49,473,000	49,473,000
Core deposit intangible, net	291,000	583,000
Other assets	96,687,000	94,993,000
Total assets	$5,137,587,000	$4,872,619,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$1,371,633,000	$1,604,750,000
Interest-bearing	2,385,156,000	2,108,061,000
Total deposits	3,756,789,000	3,712,811,000

Securities sold under agreements to repurchase	219,457,000	194,340,000
Federal Home Loan Bank advances	467,910,000	308,263,000
Subordinated debentures	49,301,000	48,958,000
Subordinated notes	88,800,000	88,628,000
Accrued interest and other liabilities	76,628,000	78,211,000
Total liabilities	4,658,885,000	4,431,211,000

Commitments and contingent liabilities (Note 8)

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,018,048 shares issued and outstanding at June 30, 2023 and 15,994,884 shares issued and outstanding at December 31, 2022	292,906,000	290,436,000
Retained earnings	247,313,000	216,313,000
Accumulated other comprehensive gain (loss)	(61,517,000)	(65,341,000)
Total shareholders’ equity	478,702,000	441,408,000
Total liabilities and shareholders’ equity	$5,137,587,000	$4,872,619,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Interest income
Loans, including fees	$62,006,000	$36,003,000	$119,159,000	$69,254,000
Securities, taxable	2,207,000	1,898,000	4,338,000	3,563,000
Securities, tax-exempt	904,000	631,000	1,780,000	1,231,000
Interest-earning deposits	801,000	1,018,000	1,125,000	1,384,000
Total interest income	65,918,000	39,550,000	126,402,000	75,432,000

Interest expense
Deposits	12,379,000	1,873,000	20,286,000	3,698,000
Short-term borrowings	914,000	49,000	1,373,000	99,000
Federal Home Loan Bank advances	3,051,000	1,911,000	4,845,000	3,774,000
Subordinated debt and other borrowings	2,023,000	1,391,000	3,963,000	2,650,000
Total interest expense	18,367,000	5,224,000	30,467,000	10,221,000

Net interest income	47,551,000	34,326,000	95,935,000	65,211,000

Provision for credit losses	2,000,000	500,000	2,600,000	600,000

Net interest income after provision for credit losses	45,551,000	33,826,000	93,335,000	64,611,000

Noninterest income
Service charges on deposit and sweep accounts	1,064,000	1,495,000	2,041,000	2,910,000
Credit and debit card income	2,426,000	2,134,000	4,485,000	4,015,000
Mortgage banking income	1,835,000	1,947,000	3,050,000	5,228,000
Interest rate swap fees	748,000	430,000	1,785,000	1,781,000
Payroll services income	572,000	464,000	1,317,000	1,102,000
Earnings on bank owned life insurance	402,000	785,000	802,000	1,072,000
Other income	598,000	486,000	1,117,000	910,000
Total noninterest income	7,645,000	7,741,000	14,597,000	17,018,000

Noninterest expense
Salaries and benefits	16,461,000	15,676,000	33,143,000	31,186,000
Occupancy	2,098,000	2,084,000	4,387,000	4,168,000
Furniture and equipment depreciation, rent and maintenance	878,000	935,000	1,700,000	1,869,000
Data processing costs	2,881,000	3,091,000	6,043,000	6,064,000
Charitable foundation contribution	2,000	500,000	12,000	506,000
Other expense	5,509,000	4,656,000	11,144,000	8,891,000
Total noninterest expenses	27,829,000	26,942,000	56,429,000	52,684,000

Income before federal income tax expense	25,367,000	14,625,000	51,503,000	28,945,000

Federal income tax expense	5,010,000	2,888,000	10,171,000	5,716,000

Net income	$20,357,000	$11,737,000	$41,332,000	$23,229,000

Basic earnings per share	$1.27	$0.74	$2.58	$1.47
Diluted earnings per share	$1.27	$0.74	$2.58	$1.47

Average basic shares outstanding	16,003,372	15,848,681	15,999,775	15,844,763
Average diluted shares outstanding	16,003,372	15,848,681	15,999,775	15,844,763

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Net income	$20,357,000	$11,737,000	$41,332,000	$23,229,000

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(6,645,000)	(19,969,000)	4,841,000	(55,619,000)
Tax effect of unrealized holding gains (losses) on securities available for sale	1,395,000	4,193,000	(1,017,000)	11,680,000
Other comprehensive income (loss), net of tax	(5,250,000)	(15,776,000)	3,824,000	(43,939,000)

Comprehensive income (loss)	$15,107,000	$(4,039,000)	$45,156,000	$(20,710,000)

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

($ in thousands except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances, March 31, 2023	$0	$291,516	$232,123	$(56,267)	$467,372

Employee stock purchase plan (443 shares)		13			13

Dividend reinvestment plan (7,821 shares)		232			232

Stock grants to directors for retainer fees (10,455 shares)		317			317

Stock-based compensation expense		828			828

Cash dividends ($0.33 per common share)			(5,167)		(5,167)

Net income for the three months ended June 30, 2023			20,357		20,357

Change in net unrealized holding gain (loss) on securities available for sale, net of tax effect				(5,250)	(5,250)

Balances, June 30, 2023	$0	$292,906	$247,313	$(61,517)	$478,702

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

($ in thousands except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances, January 1, 2023	$0	$290,436	$216,313	$(65,341)	$441,408

Employee stock purchase plan (770 shares)		23			23

Dividend reinvestment plan (14,701 shares)		449			449

Stock grants to directors for retainer fees (10,455 shares)		317			317

Stock-based compensation expense		1,681			1,681

Cash dividends ($0.66 per common share)			(10,332)		(10,332)

Net income for the six months ended June 30, 2023			41,332		41,332

Change in net unrealized holding gain (loss) on securities available for sale, net of tax effect				3,824	3,824

Balances, June 30, 2023	$0	$292,906	$247,313	$(61,517)	$478,702

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

($ in thousands except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances, March 31, 2022	$0	$286,831	$181,532	$(31,892)	$436,471

Employee stock purchase plan (336 shares)		11			11

Dividend reinvestment plan (6,835 shares)		213			213

Stock grants to directors for retainer fees (10,837 shares)		347			347

Stock-based compensation expense		797			797

Cash dividends ($0.31 per common share)			(4,817)		(4,817)

Net income for the three months ended June 30, 2022			11,737		11,737

Change in net unrealized holding gain (loss) on securities available for sale, net of tax effect				(15,776)	(15,776)

Balances, June 30, 2022	$0	$288,199	$188,452	$(47,668)	$428,983

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

($ in thousands except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances, January 1, 2022	$0	$285,752	$174,536	$(3,729)	$456,559

Adoption of ASU 2016-13			316		316

Employee stock purchase plan (617 shares)		21			21

Dividend reinvestment plan (12,670 shares)		435			435

Stock grants to directors for retainer fees (10,837 shares)		347			347

Stock option exercises (1,355 shares)		36			36

Stock-based compensation expense		1,608			1,608

Cash dividends ($0.62 per common share)			(9,629)		(9,629)

Net income for the six months ended June 30, 2022			23,229		23,229

Change in net unrealized holding gain (loss) on securities available for sale, net of tax effect				(43,939)	(43,939)

Balances, June 30, 2022	$0	$288,199	$188,452	$(47,668)	$428,983

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Cash flows from operating activities
Net income	$41,332,000	$23,229,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	5,930,000	6,692,000
Provision for credit losses	2,600,000	600,000
Stock-based compensation expense	1,681,000	1,608,000
Stock grants to directors for retainer fee	317,000	347,000
Proceeds from sales of mortgage loans held for sale	70,280,000	135,521,000
Origination of mortgage loans held for sale	(76,088,000)	(127,413,000)
Net gain from sales of mortgage loans held for sale	(2,569,000)	(4,955,000)
Net gain from sales and valuation write-downs of foreclosed assets	0	(20,000)
Net loss from sales and write-downs of fixed assets	377,000	391,000
Earnings on bank owned life insurance	(802,000)	(1,072,000)
Net (gain) loss on instruments designated at fair value and related derivatives	106,000	(121,000)
Net change in:
Accrued interest receivable	(1,486,000)	(1,573,000)
Other assets	(1,338,000)	22,000
Accrued interest payable and other liabilities	(2,873,000)	16,741,000
Net cash from operating activities	37,467,000	49,997,000

Cash flows from investing activities
Loan originations and payments, net	(135,410,000)	(269,930,000)
Purchases of securities available for sale	(11,641,000)	(78,640,000)
Proceeds from maturities, calls and repayments of securities available for sale	10,198,000	11,641,000
Proceeds from sales of foreclosed assets	0	20,000
Purchases of Federal Home Loan Bank stock	(3,792,000)	0
Proceeds from Federal Home Loan Bank stock redemption	0	281,000
Proceeds from bank owned life insurance death benefits claim	0	628,000
Net purchases of premises and equipment and lease activity	(4,680,000)	(399,000)
Net cash for investing activities	(145,325,000)	(336,399,000)

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Cash flows from financing activities
Net (decrease) increase in time deposits	227,531,000	(77,992,000)
Net decrease in all other deposits	(183,553,000)	(131,308,000)
Net increase in securities sold under agreements to repurchase	25,117,000	5,876,000
Maturities of Federal Home Loan Bank advances	(40,353,000)	(40,000,000)
Proceeds from Federal Home Loan Bank advances	200,000,000	28,263,000
Net proceeds from subordinated notes issuance	0	14,645,000
Proceeds from stock option exercises, net of cashless exercises	0	36,000
Employee stock purchase plan	23,000	21,000
Dividend reinvestment plan	449,000	435,000
Payment of cash dividends to common shareholders	(10,332,000)	(9,629,000)
Net cash (for) from financing activities	218,882,000	(209,653,000)

Net change in cash and cash equivalents	111,024,000	(496,055,000)
Cash and cash equivalents at beginning of period	96,772,000	975,160,000
Cash and cash equivalents at end of period	$207,796,000	$479,105,000

Supplemental disclosures of cash flows information
Cash paid during the period for:
Interest	$28,038,000	$8,780,000
Federal income tax	13,850,000	5,200,000
Noncash financing and investing activities:
Transfers from premises and equipment to other assets	0	2,847,000
Transfers from bank premises to other real estate owned	600,000	0
Transfers from loans to foreclosed assets	61,000	0

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the six months ended June 30, 2023 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank (“our bank”) and our bank’s subsidiaries, Mercantile Insurance Center, Inc. and Mercantile Community Partners. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended June 30, 2023 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2022.

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

Approximately 350,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three and six months ended June 30, 2023. Stock options for 5,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three and six months ended June 30, 2023.

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

Changes in the allowance are recorded as provisions for (or reversals of) credit loss expense. Losses are charged against the allowance when the collectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2023, and December 31, 2022, there was no allowance related to the available for sale debt securities portfolio.

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

Federal Home Loan Bank of Indianapolis (“FHLBI”) stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.

Loans: Loans that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Net unamortized deferred loan fees/(costs) amounted to ($2.2) million and ($1.0) million at June 30, 2023, and December 31, 2022, respectively.

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

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. As of June 30, 2023 and December 31, 2022, we determined that the fair value of our mortgage loans held for sale totaled $12.2 million and $3.6 million, respectively.

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

Allowance for Credit Losses (“Allowance”): On January 1, 2022, we adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 32): Measurement of Credit Losses on Financial Instruments, as amended, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost and certain off-balance sheet credit exposures.

The allowance is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged-off against the allowance when we believe the uncollectability of a loan is confirmed.

We estimate the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for changes in current loan-specific risk characteristics such as changes in underwriting standards, portfolio mix, delinquency level or other relevant factors.

We recorded a provision expense of $2.6 million during the first six months of 2023, mainly reflecting allocations necessitated by net loan growth and adjustments to historical loss information to better represent our expectations for future credit losses. Changes to qualitative factors were limited to a reduction of the historical loss information factor which coincided with adjustments to historical loss information.

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

Our loan portfolio segments as of June 30, 2023 and December 31, 2022 were as follows:

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

Subsequent to the end of the forecast period, we revert to historical loan data based on an ongoing evaluation of each economic forecast in relation to then current economic conditions as well as any developing loan loss activity and resulting historical data. As of June 30, 2023 and December 31, 2022, we used a one-year reasonable and supportable economic forecast period, with a six-month straight-line reversion period for all loan segments.

We are not required to develop and use our own economic forecast model, and elected to utilize economic forecasts from third-party providers that analyze and develop forecasts of the economy for the entire United States at least quarterly. The economic forecasts used for our June 30, 2023 allowance calculation reflected a decrease in our allowance balance of $0.7 million compared to the forecasts used for our December 31, 2022 allowance calculation. Our methodology does provide for a potential qualitative factor that can be used in the event of local or regional conditions that depart from the conditions and forecasts for the entire country.

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

The estimation of future credit losses should reflect consideration of all significant factors that affect the collectability of the loan portfolio at each evaluation date. While our methodology considers both the historical loss rates as well as the traditional qualitative factors, there may be instances or situations where additional qualitative factors need to be considered. Effective January 1, 2022, we established a historical loss information factor to address the relatively low level of loan losses during the look-back period.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

Expected credit losses are estimated over the contractual terms of the loans, adjusted for expected prepayments when appropriate. The contractual term generally excludes potential extensions, renewals and modifications.

Accrued interest receivable for loans is included in other assets on our Consolidated Balance Sheet. We elected not to measure an allowance for accrued interest receivable and instead elected to reverse interest income on loans that are placed on nonaccrual status, which is generally when the loan becomes 90 days past due, or earlier if we believe the collection of interest is doubtful. We believe this policy results in the timely reversal of uncollectable interest.

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

Mortgage Banking Activities: Mortgage loans serviced for others totaled $1.37 billion and $1.38 billion as of June 30, 2023 and December 31, 2022, respectively. Mortgage loan servicing rights are recognized as assets based on the allocated value of retained servicing rights on mortgage loans sold. Mortgage loan servicing rights are carried at the lower of amortized cost or fair value and are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights using groupings of the underlying mortgage loans as to interest rates. Any impairment of a grouping is reported as a valuation allowance.

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

Changes in the fair value of derivatives that are designated, for accounting purposes, as a hedge of the variability of cash flows to be received on various assets and liabilities and are effective are reported in other comprehensive income. They are later reclassified into earnings in the same periods during which the hedged transaction affects earnings and are included in the line item in which the hedged cash flows are recorded. If hedge accounting does not apply, changes in the fair value of derivatives are recognized immediately in current earnings as interest income or expense. We had no derivative instruments designated as hedges as of June 30, 2023, and December 31, 2022.

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

The following table depicts our sources of noninterest income presented in the Consolidated Statements of Income that are scoped within Topic 606:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Service charges on deposit and sweep accounts	$1,064,000	$1,495,000	$2,041,000	$2,910,000
Credit and debit card fees	2,426,000	2,134,000	4,485,000	4,015,000
Payroll processing	572,000	464,000	1,317,000	1,102,000
Customer service fees	187,000	202,000	407,000	444,000

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

Standards Recently Adopted: ASU No. 2022-02 Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminated the accounting guidance for troubled debt restructurings (“TDRs”) by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, while adding disclosures for certain loan restructurings by creditors when a borrower is experiencing financial difficulty. This guidance requires an entity to determine whether the modification results in a new loan or a continuation of an existing loan. Additionally, the ASU requires disclosures of current period gross charge-offs by year of origination for financing receivables. This ASU was effective for fiscal years beginning after December 15, 2022. The prospective adoption of this ASU did not have a material impact on our financial results.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.    SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023
U.S. Government agency debt obligations	$454,164,000	$0	$(61,070,000)	$393,094,000
Mortgage-backed securities	36,374,000	10,000	(5,864,000)	30,520,000
Municipal general obligation bonds	165,793,000	511,000	(8,739,000)	157,565,000
Municipal revenue bonds	30,010,000	104,000	(2,821,000)	27,293,000
Other investments	500,000	0	0	500,000

	$686,841,000	$625,000	$(78,494,000)	$608,972,000

December 31, 2022
U.S. Government agency debt obligations	$453,836,000	$0	$(65,092,000)	$388,744,000
Mortgage-backed securities	38,002,000	19,000	(6,068,000)	31,953,000
Municipal general obligation bonds	163,041,000	450,000	(9,058,000)	154,433,000
Municipal revenue bonds	30,267,000	102,000	(3,063,000)	27,306,000
Other investments	500,000	0	0	500,000

	$685,646,000	$571,000	$(83,281,000)	$602,936,000

Securities with unrealized losses at June 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2023
U.S. Government agency debt obligations	$2,862,000	$940,000	$390,232,000	$60,130,000	$393,094,000	$61,070,000
Mortgage-backed securities	27,997,000	5,759,000	1,811,000	105,000	29,808,000	5,864,000
Municipal general obligation bonds	39,970,000	1,476,000	92,626,000	7,263,000	132,596,000	8,739,000
Municipal revenue bonds	7,262,000	810,000	15,628,000	2,011,000	22,890,000	2,821,000

	$78,091,000	$8,985,000	$500,297,000	$69,509,000	$578,388,000	$78,494,000

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

At June 30, 2023, 736 debt securities with estimated fair values totaling $578 million had unrealized losses aggregating $78.5 million. At December 31, 2022, 732 debt securities with estimated fair values totaling $573 million had unrealized losses aggregating $83.3 million. At June 30, 2023, unrealized losses aggregating $66.9 million were attributable to bonds issued or guaranteed by agencies of the U.S. federal government, while unrealized losses totaling $11.6 million were associated with bonds issued by state-based municipalities. For available for sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the debt security’s amortized cost basis is written down to fair value through income with the establishment of an allowance. For debt securities available for sale that do not meet the aforementioned criteria, we evaluate whether any decline in fair value is due to credit loss factors. In making this assessment, we consider any changes to the rating of the security by a rating agency and adverse conditions specifically related to the issuer of the security, among other factors.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.    SECURITIES (Continued)

The amortized cost and fair value of debt securities at June 30, 2023, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

	Weighted Average Yield	Amortized Cost	Fair Value

Due in 2023	0.32%	$12,635,000	$12,401,000
Due in 2024 through 2028	1.32	319,466,000	291,127,000
Due in 2029 through 2033	2.02	278,432,000	237,792,000
Due in 2034 and beyond	3.64	39,434,000	36,632,000
Mortgage-backed securities	2.15	36,374,000	30,520,000
Other investments	8.50	500,000	500,000

Total available for sale securities	1.77%	$686,841,000	$608,972,000

No securities were sold during the first six months of 2023 or the full-year 2022.

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $196 million and $193 million at June 30, 2023 and December 31, 2022, respectively, with estimated market values of $185 million and $182 million at the respective dates. We had no securities issued by all other states and their political subdivisions as of June 30, 2023, and December 31, 2022. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligation securities that are pledged to secure repurchase agreements was $219 million and $194 million at June 30, 2023, and December 31, 2022, respectively. The carrying value of U.S. Government agency debt obligation securities that are pledged to deposits was $58.4 million at June 30, 2023; we had no securities pledged to deposits as of December 31, 2022.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES

Our total loans at June 30, 2023 were $4.05 billion compared to $3.92 billion at December 31, 2022, an increase of $135 million, or 3.5%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at June 30, 2023 and December 31, 2022, and the percentage change in loans from the end of 2022 to the end of the second quarter of 2023, are as follows:

					Percent
	June 30, 2023		December 31, 2022		Increase
	Balance	%	Balance	%	(Decrease)

Commercial:
Commercial and industrial	$1,212,196,000	29.9%	$1,185,083,000	30.3%	2.3%
Vacant land, land development, and residential construction	72,682,000	1.8	61,873,000	1.6	17.5
Real estate – owner occupied	659,201,000	16.3	639,192,000	16.3	3.1
Real estate – non-owner occupied *	957,221,000	23.6	979,214,000	25.0	(2.2)
Real estate – multi-family and residential rental *	287,285,000	7.1	266,468,000	6.8	7.8
Total commercial	3,188,585,000	78.7	3,131,830,000	80.0	1.8

Retail:
1-4 family mortgages	833,198,000	20.6	755,036,000	19.3	10.4
Other consumer loans	30,060,000	0.7	29,753,000	0.7	1.0
Total retail	863,258,000	21.3	784,789,000	20.0	10.0

Total loans	$4,051,843,000	100.0%	$3,916,619,000	100.0%	3.5%

(*)

We have made certain reclassifications of how multi-family construction loans are disaggregated by loan segment. The table above reflects an increase of $54.5 million in Real Estate – Multi-Family and Residential Rental loans and a corresponding decrease in Real Estate – Non-Owner Occupied loans as of December 31, 2022. All the tables that follow have been adjusted to reflect the reclassifications as of the applicable dates.

Nonperforming loans as of June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
	2023	2022

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	2,099,000	7,728,000

Total nonperforming loans	$2,099,000	$7,728,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The recorded principal balance of nonperforming loans was as follows:

	June 30,	December 31,
	2023	2022
Commercial:
Commercial and industrial	$249,000	$6,024,000
Vacant land, land development, and residential construction	0	0
Real estate – owner occupied	116,000	248,000
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	365,000	6,272,000

Retail:
1-4 family mortgages	1,734,000	1,456,000
Other consumer loans	0	0
Total retail	1,734,000	1,456,000

Total nonperforming loans	$2,099,000	$7,728,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An age analysis of past due loans is as follows as of June 30, 2023:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing

Commercial:
Commercial and industrial	$0	$0	$249,000	$249,000	$1,211,947,000	$1,212,196,000	$0
Vacant land, land development, and residential construction	0	0	0	0	72,682,000	72,682,000	0
Real estate – owner occupied	0	0	116,000	116,000	659,085,000	659,201,000	0
Real estate – non- owner occupied	0	0	0	0	957,221,000	957,221,000	0
Real estate – multi-family and residential rental	0	0	0	0	287,285,000	287,285,000	0
Total commercial	0	0	365,000	365,000	3,188,220,000	3,188,585,000	0

Retail:
1-4 family mortgages	602,000	83,000	184,000	869,000	832,329,000	833,198,000	0
Other consumer loans	4,000	4,000	0	8,000	30,052,000	30,060,000	0
Total retail	606,000	87,000	184,000	877,000	862,381,000	863,258,000	0

Total past due loans	$606,000	$87,000	$549,000	$1,242,000	$4,050,601,000	$4,051,843,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2022:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing

Commercial:
Commercial and industrial	$0	$5,705,000	$249,000	$5,954,000	$1,179,129,000	$1,185,083,000	$0
Vacant land, land development, and residential construction	0	0	0	0	61,873,000	61,873,000	0
Real estate – owner occupied	0	248,000	0	248,000	638,944,000	639,192,000	0
Real estate – non-owner occupied	0	0	0	0	979,214,000	979,214,000	0
Real estate – multi-family and residential rental	0	0	0	0	266,468,000	266,468,000	0
Total commercial	0	5,953,000	249,000	6,202,000	3,125,628,000	3,131,830,000	0

Retail:
1-4 family mortgages	1,334,000	88,000	116,000	1,538,000	753,498,000	755,036,000	0
Other consumer loans	15,000	1,000	0	16,000	29,737,000	29,753,000	0
Total retail	1,349,000	89,000	116,000	1,554,000	783,235,000	784,789,000	0

Total past due loans	$1,349,000	$6,042,000	$365,000	$7,756,000	$3,908,863,000	$3,916,619,000	$0

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on an internal watch list. Senior management and the Board of Directors review this list regularly. Fair value estimates of collateral on distressed lending relationships, as well as on foreclosed and repossessed assets, are reviewed periodically. We also have a process in place to monitor whether value estimates at each quarter-end are reflective of current market conditions. Our credit policies establish criteria for obtaining appraisals and determining internal value estimates. We may also adjust outside and internal valuations based on identifiable trends within our markets, such as recent sales of similar properties or assets, listing prices and offers received. In addition, we may discount certain appraised and internal value estimates to address distressed market conditions. Under CECL for collateral dependent loans in instances where the borrower is experiencing financial difficulties, we adopted the practical expedient to measure the allowance based on the fair value of collateral. The allowance is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral and the recorded principal balance. If the fair value of the collateral exceeds the recorded principal balance, no allowance is required. Collateral dependent loans, representing the entire amount of loans on nonaccrual, totaled $2.1 million and $7.7 million as of June 30, 2023 and December 31, 2022, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Nonaccrual loans as of June 30, 2023 were as follows:

	Amortized	Related
	Cost	Allowance
With no allowance recorded:
Commercial:
Commercial and industrial	$249,000	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	249,000	0

Retail:
1-4 family mortgages	1,315,000	0
Other consumer loans	0	0
Total retail	1,315,000	0

Total with no allowance recorded	$1,564,000	$0

With an allowance recorded:
Commercial:
Commercial and industrial	$0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	116,000	15,000
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	116,000	15,000

Retail:
1-4 family mortgages	419,000	292,000
Other consumer loans	0	0
Total retail	419,000	292,000

Total with an allowance recorded	$535,000	$307,000

Total nonaccrual loans:
Commercial	$365,000	$15,000
Retail	1,734,000	292,000
Total nonaccrual loans	$2,099,000	$307,000

No interest income was recognized on nonaccrual loans during the first six months of 2023.

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

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3 .   LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table reflects amortized cost basis of loans and year-to-date loan charge-offs as of June 30, 2023 based on year of origination (dollars in thousands):

	2023	2022	2021	2020	2019	Prior	Term Total	Revolving Loans	Grand Total
Commercial:
Commercial and Industrial:
Grades 1 – 4	$70,344	$110,829	$115,238	$34,358	$7,818	$9,862	$348,449	$395,751	$744,200
Grades 5 – 7	57,388	101,094	39,034	24,439	7,896	186	230,037	211,809	441,846
Grades 8 – 9	9,791	0	266	0	0	0	10,057	16,093	26,150
Total	$137,523	$211,923	$154,538	$58,797	$15,714	$10,048	$588,543	$623,653	$1,212,196
Current year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$218	$218

Vacant Land, Land Development and Residential Construction:
Grades 1 – 4	$12,715	$22,089	$3,369	$2,835	$0	$298	$41,306	$0	$41,306
Grades 5 – 7	11,504	15,308	3,373	330	45	546	31,106	174	31,280
Grades 8 – 9	11	0	0	0	0	85	96	0	96
Total	$24,230	$37,397	$6,742	$3,165	$45	$929	$72,508	$174	$72,682
Current year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Owner Occupied:
Grades 1 – 4	$143,011	$115,599	$83,379	$51,608	$18,025	$18,344	$429,966	$0	$429,966
Grades 5 – 7	60,088	76,351	38,774	30,039	9,739	11,196	226,187	48	226,235
Grades 8 – 9	207	2,635	0	42	0	116	3,000	0	3,000
Total	$203,306	$194,585	$122,153	$81,689	$27,764	$29,656	$659,153	$48	$659,201
Current year-to-date gross write offs	$0	$14	$0	$0	$0	$0	$14	$0	$14

Real Estate – Non-Owner Occupied:
Grades 1 – 4	$29,085	$96,215	$117,813	$95,378	$42,493	$39,708	$420,692	$0	$420,692
Grades 5 – 7	118,268	137,493	136,069	99,324	6,690	26,538	524,382	0	524,382
Grades 8 – 9	0	6,575	5,572	0	0	0	12,147	0	12,147
Total	$147,353	$240,283	$259,454	$194,702	$49,183	$66,246	$957,221	$0	$957,221
Current year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Multi-Family and Residential Rental:
Grades 1 – 4	$14,641	$44,570	$58,445	$35,626	$5,057	$6,031	$164,370	$0	$164,370
Grades 5 – 7	41,454	48,247	5,536	11,661	2,947	1,778	111,623	0	111,623
Grades 8 – 9	11,250	0	0	0	0	42	11,292	0	11,292
Total	$67,345	$92,817	$63,981	$47,287	$8,004	$7,851	$287,285	$0	$287,285
Current year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Total Commercial	$579,757	$777,005	$606,868	$385,640	$100,710	$114,730	$2,564,710	$623,875	$3,188,585
Total Comm current YTD gross write offs	$0	$14	$0	$0	$0	$0	$14	$218	$232

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

	2023	2022	2021	2020	2019	Prior	Term Total	Revolving Loans	Grand Total
Retail:
1-4 Family Mortgages:
Performing	$79,136	$330,384	$238,932	$85,225	$11,191	$50,146	$795,014	$36,450	$831,464
Nonperforming	0	82	491	0	12	1,149	1,734	0	1,734
Total	$79,136	$330,466	$239,423	$85,225	$11,203	$51,295	$796,748	$36,450	$833,198
Current year-to-date gross write offs	$0	$52	$0	$0	$0	$239	$291	$21	$312

Other Consumer Loans:
Performing	$3,106	$3,368	$2,043	$687	$820	$441	$10,465	$19,595	$30,060
Nonperforming	0	0	0	0	0	0	0	0	0
Total	$3,106	$3,368	$2,043	$687	$820	$441	$10,465	$19,595	$30,060
Current year-to-date gross write offs	$0	$3	$0	$0	$0	$3	$6	$17	$23

Total Retail	$82,242	$333,834	$241,466	$85,912	$12,023	$51,736	$807,213	$56,045	$863,258
Total Retail Current YTD gross write offs	$0	$55	$0	$0	$0	$242	$297	$38	$335

Grand Total	$661,999	$1,110,839	$848,334	$471,552	$112,733	$166,466	$3,371,923	$679,920	$4,051,843
Grand Total Current YTD gross write offs	$0	$69	$0	$0	$0	$242	$311	$256	$567

There were no revolving loans converted to term loans during the first six months of 2023.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table reflects amortized cost of basis of loans as of December 31, 2022 based on year of origination (dollars in thousands):

	2022	2021	2020	2019	2018	Prior	Term Total	Revolving Loans	Grand Total
Commercial:
Commercial and Industrial:
Grades 1 – 4	$115,494	$141,481	$43,961	$9,194	$3,230	$9,851	$323,211	$396,372	$719,583
Grades 5 – 7	151,783	47,030	31,697	8,870	569	93	240,042	210,363	450,405
Grades 8 – 9	3,784	249	0	0	48	29	4,110	10,985	15,095
Total	$271,061	$188,760	$75,658	$18,064	$3,847	$9,973	$567,363	$617,720	$1,185,083

Vacant Land, Land Development and Residential Construction:
Grades 1 – 4	$31,756	$6,196	$3,428	$0	$0	$331	$41,711	$0	$41,711
Grades 5 – 7	10,270	8,760	351	50	0	626	20,057	0	20,057
Grades 8 – 9	0	0	0	0	14	91	105	0	105
Total	$42,026	$14,956	$3,779	$50	$14	$1,048	$61,873	$0	$61,873

Real Estate – Owner Occupied:
Grades 1 – 4	$194,072	$113,528	$53,630	$19,670	$19,279	$6,162	$406,341	$0	$406,341
Grades 5 – 7	115,720	56,173	33,913	10,245	12,550	1,165	229,766	0	229,766
Grades 8 – 9	2,919	0	44	0	122	0	3,085	0	3,085
Total	$312,711	$169,701	$87,587	$29,915	$31,951	$7,327	$639,192	$0	$639,192

Real Estate – Non-Owner Occupied:
Grades 1 – 4	$121,281	$152,035	$89,125	$44,196	$10,079	$12,018	$428,734	$0	$428,734
Grades 5 – 7	176,217	142,645	133,163	35,200	13,456	37,399	538,080	0	538,080
Grades 8 – 9	6,712	5,688	0	0	0	0	12,400	0	12,400
Total	$304,210	$300,368	$222,288	$79,396	$23,535	$49,417	$979,214	$0	$979,214

Real Estate – Multi-Family and Residential Rental:
Grades 1 – 4	$39,342	$49,178	$36,348	$5,306	$3,082	$4,003	$137,259	$0	$137,259
Grades 5 – 7	56,018	47,474	19,666	3,162	2,557	283	129,160	0	129,160
Grades 8 – 9	0	0	0	0	0	49	49	0	49
Total	$95,360	$96,652	$56,014	$8,468	$5,639	$4,335	$266,468	$0	$266,468
Total Commercial	$1,025,368	$770,437	$445,326	$135,893	$64,986	$72,100	$2,514,110	$617,720	$3,131,830

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

	2022	2021	2020	2019	2018	Prior	Term Total	Revolving Loans	Grand Total

Retail:
1-4 Family Mortgages:
Performing	$313,611	$242,950	$91,936	$12,094	$14,297	$41,622	$716,510	$37,070	$753,580
Nonperforming	142	82	0	0	203	1,029	1,456	0	1,456
Total	$313,753	$243,032	$91,936	$12,094	$14,500	$42,651	$717,966	$37,070	$755,036

Other Consumer Loans:
Performing	$4,349	$2,870	$1,040	$1,074	$395	$430	$10,158	$19,595	$29,753
Nonperforming	0	0	0	0	0	0	0	0	0
Total	$4,349	$2,870	$1,040	$1,074	$395	$430	$10,158	$19,595	$29,753
Total Retail	$318,102	$245,902	$92,976	$13,168	$14,895	$43,081	$728,124	$56,665	$784,789

Grand Total	$1,343,470	$1,016,339	$538,302	$149,061	$79,881	$115,181	$3,242,234	$674,385	$3,916,619

There were no revolving loans converted to term loans during 2022.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Activity in the allowance for credit losses during the three months and six months ended June 30, 2023 is as follows (dollars in thousands):

	Commercial and industrial	Commercial vacant land, land development and residential construction	Commercial real estate – owner occupied	Commercial real estate – non-owner occupied	Commercial real estate – multi-family and residential rental	1-4 family mortgages	Other consumer loans	Unallocated	Total
Allowance for credit losses:
Balance at 3-31-23	$10,181	$510	$5,711	$9,168	$2,427	$14,648	$156	$76	$42,877
Provision for credit losses	(3,616)	(217)	105	(479)	1,268	4,973	21	(55)	2,000
Charge-offs	(182)	0	0	0	0	(270)	(9)	0	(461)
Recoveries	89	11	22	0	5	147	31	0	305
Ending balance	$6,472	$304	$5,838	$8,689	$3,700	$19,498	$199	$21	$44,721

Balance at 12-31-22	$10,203	$490	$5,914	$9,242	$2,191	$14,027	$160	$19	$42,246
Provision for credit losses	(3,623)	(198)	(132)	(553)	1,497	5,591	16	2	2,600
Charge-offs	(218)	0	(14)	0	0	(312)	(23)	0	(567)
Recoveries	110	12	70	0	12	192	46	0	442
Ending balance	$6,472	$304	$5,838	$8,689	$3,700	$19,498	$199	$21	$44,721

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Activity in the allowance for credit losses during the three months and six months ended June 30, 2022 is as follows (dollars in thousands):

	Commercial and industrial	Commercial vacant land, land development and residential construction	Commercial real estate – owner occupied	Commercial real estate – non-owner occupied	Commercial real estate – multi-family and residential rental	1-4 family mortgages	Other consumer loans	Unallocated	Total
Allowance for credit losses:
Balance at 3-31-22	$8,413	$455	$5,803	$9,932	$1,666	$8,562	$191	$131	$35,153
Provision for credit losses	150	(10)	(251)	(683)	(33)	1,464	(28)	(109)	500
Charge-offs	0	0	0	0	0	0	(15)	0	(15)
Recoveries	45	1	26	0	6	241	17	0	336
Ending balance	$8,608	$446	$5,578	$9,249	$1,639	$10,267	$165	$22	$35,974

Balance at 12-31-21	$10,782	$420	$6,045	$12,990	$2,006	$2,449	$626	$45	$35,363
Adoption of ASU 2016-13	(1,571)	(43)	(560)	(2,534)	(621)	5,395	(411)	(55)	(400)
Provision for credit losses	(592)	96	35	(1,207)	240	2,057	(61)	32	600
Charge-offs	(171)	(29)	0	0	0	(2)	(18)	0	(220)
Recoveries	160	2	58	0	14	368	29	0	631
Ending balance	$8,608	$446	$5,578	$9,249	$1,639	$10,267	$165	$22	$35,974

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents the financial effect by type of modification made to borrowers experiencing financial difficulty and loan segment:

	Interest Rate Reduction	Term Extension	Principal Forgiveness
Commercial:
Commercial and industrial	$0	$10,520,000	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	207,000	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	$0	$10,727,000	$0

Retail:
1-4 family mortgages	0	0	0
Other consumer loans	0	0	0
Total retail	$0	$0	$0

Total loans	$0	$10,727,000	$0

Loans listed under Term Extension were generally granted a series of short-term maturity extensions as part of workout process and associated forbearance agreements.

The following table presents the period-end amortized cost basis of loans that have been modified in the past twelve months to borrowers experiencing financial difficulty by payment status and loan segment:

	Current	30 – 89 Days Past Due	90 + Days Past Due	Total
Commercial:
Commercial and industrial	$10,520,000	$0	$0	$10,520,000
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	207,000	0	0	207,000
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	$10,727,000	$0	$0	$10,727,000

Retail:
1-4 family mortgages	0	0	0	0
Other consumer loans	0	0	0	0
Total retail	$0	$0	$0	$0

Total loans	$10,727,000	$0	$0	$10,727,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	June 30, 2023	December 31, 2022

Land and improvements	$13,060,000	$13,532,000
Buildings	56,637,000	53,865,000
Furniture and equipment	23,689,000	22,941,000
	93,386,000	90,338,000
Less: accumulated depreciation	41,095,000	38,862,000

Premises and equipment, net	$52,291,000	$51,476,000

Depreciation expense totaled $1.4 million and $1.5 million during the second quarters of 2023 and 2022, respectively. Depreciation expense totaled $2.9 million during the first six months of 2023, compared to $3.1 million during the first six months of 2022.

We enter into facility leases in the normal course of business. As of June 30, 2023, we were under lease contracts for eleven of our banking facilities. The leases have maturity dates ranging from February, 2024 through December, 2029, with a weighted average life of 2.4 years as of June 30, 2023. All of our leases have multiple three- to five-year extensions; however, these were not factored in the lease maturities and weighted average lease term as it was not reasonably certain we would exercise the options on the dates we entered into the lease agreements.

Leases are classified as either operating or finance leases at the lease commencement date, with all of our current leases determined to be operating leases. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term, while lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date at the estimated present value of lease payments over the lease term. We use our incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments. The weighted average discount rate for leases was 5.8% as of June 30, 2023.

The right-of-use assets, included in premises and equipment, net on our Consolidated Balance Sheets, and the lease liabilities, included in other liabilities on our Consolidated Balance Sheets, totaled $3.8 million and $3.5 million as of June 30, 2023, and December 31, 2022, respectively. As permitted by applicable accounting standards, we have elected not to recognize short-term leases with original terms of twelve months or less on our Consolidated Balance Sheet. Total operating lease expense associated with the leases aggregated $0.5 million and $0.2 million during the second quarters of 2023 and 2022, respectively, and $0.9 million and $0.4 million during the first six months of 2023 and 2022, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    PREMISES AND EQUIPMENT, NET (Continued)

Future lease payments were as follows as of June 30, 2023:

2023	$604,000
2024	1,012,000
2025	578,000
2026	479,000
2027	434,000
Thereafter	1,638,000
Total undiscounted lease payments	4,745,000
Less effect of discounting	(995,000)
Present value of future lease payments (lease liability)	3,750,000

5.    DEPOSITS

Our total deposits at June 30, 2023 totaled $3.76 billion, an increase of $44.0 million, or 1.2%, from December 31, 2022. The components of our outstanding balances at June 30, 2023 and December 31, 2022, and percentage change in deposits from the end of 2022 to the end of the second quarter of 2023, are as follows:

	June 30, 2023		December 31, 2022		Percent Increase
	Balance	%	Balance	%	(Decrease)

Noninterest-bearing checking	$1,371,633,000	36.5%	$1,604,750,000	43.2%	(14.5)%
Interest-bearing checking	541,168,000	14.4	575,028,000	15.5	(5.9)
Money market	927,143,000	24.7	776,723,000	20.9	19.4
Savings	314,606,000	8.4	381,602,000	10.3	(17.6)
Time, under $100,000	144,052,000	3.8	113,099,000	3.0	27.4
Time, $100,000 and over	346,908,000	9.2	261,609,000	7.1	32.6
Total local deposits	3,645,510,000	97.0	3,712,811,000	100.0	(1.8)

Out-of-area time, $100,000 and over	111,279,000	3.0	0	0.0	N/A

Total deposits	$3,756,789,000	100.0%	$3,712,811,000	100.0%	1.2%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements follows:

	Six Months Ended	Twelve Months Ended
	June 30, 2023	December 31, 2022

Outstanding balance at end of period	$219,457,000	$194,340,000
Average interest rate at end of period	1.52%	0.75%

Average daily balance during the period	$213,853,000	$200,499,000
Average interest rate during the period	1.17%	0.15%

Maximum daily balance during the period	$262,992,000	$235,577,000

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

7.    FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES

FHLBI bullet advances totaled $440 million at June 30, 2023, and were scheduled to mature at varying dates from July 2023 through June 2028, with fixed rates of interest from 0.55% to 5.05% and averaging 2.79%. FHLBI bullet advances totaled $280 million at December 31, 2022, and were scheduled to mature at varying dates from January 2023 through June 2027, with fixed rates of interest from 0.55% to 3.13% and averaging 1.84%.

Maturities of FHLBI bullet advances as of June 30, 2023 were as follows:

2023	$40,000,000
2024	90,000,000
2025	80,000,000
2026	80,000,000
2027	90,000,000
Thereafter	60,000,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.    FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES (Continued)

FHLBI amortizing advances totaled $27.9 million as of June 30, 2023, with an average rate of 2.52% and with final maturities in 2042. FHLBI amortizing advances totaled $28.3 million as of December 31, 2022, with an average rate of 2.52% and with final maturities in 2042. FHLBI amortizing advances are obtained periodically to assist in managing interest rate risk associated with certain longer-term fixed rate commercial loans, with annual principal payments that closely align with the scheduled amortization of the underlying commercial loans.

Scheduled principal payments on FHLBI amortizing advances as of June 30, 2023 were as follows:

2023	$0
2024	826,000
2025	862,000
2026	899,000
2027	938,000
Thereafter	24,385,000

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank under a blanket lien arrangement. Our borrowing line of credit as of June 30, 2023 totaled $860 million, with remaining availability based on collateral of $386 million.

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

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.    COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

For commercial lines of credit, retail lines of credit and credit card average outstanding balances, we determined allowance requirements by calculating the difference between the average percent outstanding of the funded commitments over the past several years to actual percent outstanding at the end of the period and applying the respective expected loss allocation factors to the difference as this difference represents the average of unfunded commitments we expect to eventually be drawn upon. The calculated allowance aggregated $0.6 million and $0.1 million as of June 30, 2023 and December 31, 2022, respectively. We do not reserve for residential mortgage construction loans, as the loans are for one year or less and draws are governed by the receipt and satisfactory review of contractor and subcontractor sworn statements, lien waivers and title insurance company endorsements. Letters of credit are rarely drawn.

At June 30, 2023, and December 31, 2022, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at June 30, 2023 and December 31, 2022 is as follows:

	June 30,	December 31,
	2023	2022

Commercial unused lines of credit	$1,526,800,000	$1,283,703,000
Unused lines of credit secured by 1–4 family residential properties	73,379,000	71,972,000
Credit card unused lines of credit	133,235,000	123,687,000
Other consumer unused lines of credit	63,090,000	75,747,000
Commitments to make loans	350,611,000	329,646,000
Standby letters of credit	24,147,000	23,539,000
	$2,171,262,000	$1,908,294,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.    DERIVATIVES AND HEDGING ACTIVITIES (Continued)

The fair values of derivative instruments as of June 30, 2023, are reflected in the following table.

	Notional Amount	Balance Sheet Location	Fair Value

Derivative Assets
Interest rate swaps	$548,224,000	Other Assets	$26,880,000

Derivative Liabilities
Interest rate swaps	548,224,000	Other Liabilities	27,190,000

The effect of interest rate swaps that are not designated as hedging instruments resulted in expense of $0.1 million during the first six months of 2023 that was recorded in other noninterest expense on our Consolidated Statements of Income. The fair value of interest rate swaps in a liability position, which includes accrued interest, was $27.2 million as of June 30, 2023. We have master netting arrangements with our correspondent banks that allow us to net receivables and payables. The netting agreement also allows us to net related cash collateral received and transferred up to the fair value exposure amount. We have elected to not offset these transactions on the Consolidated Balance Sheets. As of June 30, 2023, the gross amount of derivative assets subject to master netting agreements presented on the Consolidated Balance Sheets was $25.8 million, while cash collateral reflecting cash requirements from our counterparties to us totaled $27.0 million, providing for an over-collateralized position on the Consolidated Balance Sheets of $1.2 million. As of June 30, 2023, the gross amount of derivative liabilities subject to master netting agreements presented on the Consolidated Balance Sheets was $1.4 million, while cash collateral reflecting cash requirements from us to our counterparties totaled $1.2 million, and the net amount of derivative liabilities not offset on the Consolidated Balance Sheets was $0.2 million. Cash collateral amounts, which are based on daily fair value calculations, are adjusted daily if fair value changes exceed an aggregate of $250,000. Interest rate swaps entered into with commercial loan customers had notional amounts aggregating $548 million as of June 30, 2023. Associated credit exposure is generally mitigated by securing the interest rates swaps with the underlying collateral of the loan instruments.

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

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	Level in	June 30, 2023		December 31, 2022
	Fair
	Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Values	Values	Values	Values
Financial assets:
Cash and cash equivalents	Level 1	$207,796	$207,796	$96,772	$96,772
Securities available for sale	(1)	608,972	608,972	602,936	602,936
FHLBI stock	(2)	21,513	21,513	17,721	17,721
Loans, net	Level 3	4,007,122	3,993,406	3,874,373	3,800,042
Mortgage loans held for sale	Level 2	11,942	12,202	3,565	3,643
Mortgage servicing rights	Level 3	11,201	18,676	11,837	17,727
Accrued interest receivable	Level 2	16,962	16,962	15,476	15,476
Interest rate swaps	Level 2	26,880	26,880	25,697	25,697

Financial liabilities:
Deposits	Level 2	3,756,789	3,735,556	3,712,811	3,379,403
Repurchase agreements	Level 2	219,457	219,457	194,340	194,340
FHLBI advances	Level 2	467,910	447,929	308,263	292,044
Subordinated debentures	Level 2	49,301	55,991	48,958	49,531
Subordinated notes	Level 2	88,800	75,911	88,628	75,024
Accrued interest payable	Level 2	5,652	5,652	3,223	3,223
Interest rate swaps	Level 2	27,190	27,190	25,900	25,900

(1)	See Note 11 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.

(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions; therefore, fair value is estimated at carrying amount.

Carrying amount is the estimated fair value for cash and cash equivalents, FHLBI stock, accrued interest receivable and payable, noninterest-bearing checking accounts and securities sold under agreements to repurchase. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. Fair value for loans is based on an exit price model as required by ASU 2016-01, taking into account inputs such as discounted cash flows, probability of default and loss given default assumptions. As of December 31, 2022, the fair value for deposit accounts other than noninterest-bearing checking accounts is based on discounted cash flows using current market rates applied to the estimated life, while as of June 30, 2023, the fair value only for time deposits is based on discounted cash flows using current market rates applied to the estimated life. The fair value of mortgage servicing rights is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The fair values of subordinated debentures, subordinated notes, and FHLBI advances are based on current rates for similar financing. The fair values of interest rate swaps are based on discounted cash flows using forecasted yield curves, along with insignificant unobservable inputs, such as borrower credit spreads. The fair value of other off-balance sheet items is estimated to be nominal.

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

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency debt obligations, mortgage-backed securities issued or guaranteed by U.S. Government agencies, and municipal general obligation and revenue bonds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information that becomes known to us necessitates an impairment. There was no such impairment as of June 30, 2023, or December 31, 2022. We have no Level 1 securities available for sale.

Derivatives. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves. Insignificant unobservable inputs, such as borrower credit spreads, are also utilized.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  FAIR VALUES (Continued)

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of June 30, 2023 and December 31, 2022, we determined the fair value of our mortgage loans held for sale to be $12.2 million and $3.6 million, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government agency debt obligations	$393,094,000	$0	$393,094,000	$0
Mortgage-backed securities	30,520,000	0	30,520,000	0
Municipal general obligation bonds	157,565,000	0	157,041,000	524,000
Municipal revenue bonds	27,293,000	0	27,293,000	0
Other investments	500,000	0	500,000	0
Interest rate swaps	26,880,000	0	26,880,000	0
Total assets	$635,852,000	$0	$635,328,000	$524,000

Interest rate swaps	27,190,000	0	27,190,000	0
Total liabilities	$27,190,000	$0	$27,190,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  FAIR VALUES (Continued)

There were no sales, purchases or transfers in or out of Level 3 during the first six months of 2023. The $0.1 million reduction in Level 3 municipal general obligation bonds during the first six months of 2023 reflects the scheduled maturities of such bonds.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2023 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Collateral dependent loans	$638,000	$0	$0	$638,000
Foreclosed assets	661,000	0	0	661,000
Total	$1,299,000	$0	$0	$1,299,000

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. As of June 30, 2023 and December 31, 2022, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since June 30, 2023, that we believe have changed our bank’s categorization.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  REGULATORY MATTERS (Continued)

Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Total capital (to risk weighted assets)
Consolidated	$671,323	14.0%	$382,755	8.0%	$ NA	NA
Bank	654,817	13.7	382,567	8.0	478,209	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	537,802	11.2	287,066	6.0	NA	NA
Bank	610,096	12.8	286,926	6.0	382,567	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	490,575	10.3	215,300	4.5	NA	NA
Bank	610,096	12.8	215,194	4.5	310,836	6.5
Tier 1 capital (to average assets)
Consolidated	537,802	10.7	200,511	4.0	NA	NA
Bank	610,096	12.2	200,414	4.0	250,518	5.0

December 31, 2022
Total capital (to risk weighted assets)
Consolidated	$634,729	14.0%	$362,675	8.0%	$ NA	NA
Bank	618,709	13.7	362,490	8.0	453,112	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	503,855	11.1	272,007	6.0	NA	NA
Bank	576,463	12.7	271,868	6.0	362,490	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	456,970	10.1	204,005	4.5	NA	NA
Bank	576,463	12.7	203,901	4.5	294,523	6.5
Tier 1 capital (to average assets)
Consolidated	503,855	10.1	199,647	4.0	NA	NA
Bank	576,463	11.6	199,563	4.0	249,453	5.0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  REGULATORY MATTERS (Continued)

Our consolidated capital levels as of June 30, 2023 and December 31, 2022 include $47.2 million and $46.9 million, respectively, of trust preferred securities. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of June 30, 2023 and December 31, 2022, all $47.2 million and $46.9 million, respectively, of the trust preferred securities were included in our consolidated Tier 1 capital.

Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of June 30, 2023, our bank meets all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 12, 2023, our Board of Directors declared a cash dividend on our common stock in the amount of $0.33 per share that was paid on March 15, 2023 to shareholders of record as of March 3, 2023. On April 13, 2023, our Board of Directors declared a cash dividend on our common stock in the amount of $0.33 per share that was paid on June 14, 2023, to shareholders of record as of June 2, 2023.

As of June 30, 2023, we had the ability to repurchase up to $6.8 million in common stock shares from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations as part of a $20.0 million common stock repurchase program announced in May 2021. No shares were repurchased during the first six months of 2023. Historically, stock repurchases have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank. The actual timing, number and value of shares repurchased will be determined by us in our discretion and will depend on a number of factors, including the stock price, capital position, financial performance, general market and economic conditions, alternative uses of capital and applicable legal requirements.

13.  SUBSEQUENT EVENTS

On July 13, 2023, our Board of Directors declared a cash dividend on our common stock in the amount of $0.34 per share that will be paid on September 13, 2023, to shareholders of record as of September 1, 2023.

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

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Bank (“our bank”) and our bank’s subsidiaries, Mercantile Insurance Center, Inc., and Mercantile Community Partners, at June 30, 2023 and December 31, 2022 and the results of operations for the three months and six months ended June 30, 2023 and June 30, 2022. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

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

MERCANTILE BANK CORPORATION

Allowance for Credit Losses (“Allowance”): On January 1, 2022, we adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 32): Measurement of Credit Losses on Financial Instruments, as amended, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost and certain off-balance sheet credit exposures.

The allowance is maintained at a level we believe is adequate to absorb estimated credit losses identified and inherent in the loan portfolio. Our evaluation of the adequacy of the allowance is an estimate based on past loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, guidance from bank regulatory agencies, and assessments of the impact of current and anticipated economic conditions on the loan portfolio. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off. Credit losses are charged against the allowance when we believe the uncollectability of a loan is likely. The balance of the allowance represents our best estimate, but significant downturns in circumstances relating to loan quality or economic conditions could result in a requirement for an increased allowance in the future. Likewise, an upturn in loan quality or improved economic conditions may result in a decline in the required allowance in the future. In either instance, unanticipated changes could have a significant impact on the allowance and operating results. The allowance is increased through a provision charged to operating expense. Uncollectable loans are charged-off through the allowance, while recoveries of loans previously charged-off are added to the allowance.

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

MERCANTILE BANK CORPORATION

Financial Overview

We reported net income of $20.4 million, or $1.27 per diluted share, for the second quarter of 2023, compared with net income of $11.7 million, or $0.74 per diluted share, during the second quarter of 2022. Net income for the first six months of 2023 totaled $41.3 million, or $2.58 per diluted share, compared to $23.2 million, or $1.47 per diluted share, during the first six months of 2022. The improved operating results were in large part driven by higher net interest income stemming from a higher net interest margin and ongoing loan growth, and continued strength in loan quality metrics providing for limited provision expense.

Commercial loans increased $56.8 million during the first six months of 2023, providing for an annualized growth rate of about 4%. While we experienced strong loan funding activities, the full pay-offs and partial paydowns of certain larger commercial lending relationships, primarily reflecting customers selling businesses and assets, refinancing debt on the secondary market, and using excess cash flows generated within their operations to make unscheduled principal payments and line of credit reductions, aggregated $174 million during the first six months of 2023. As a percentage of total commercial loans, commercial and industrial loans and owner occupied commercial real estate (“CRE”) loans combined equaled 58.7% as of June 30, 2023, compared to 58.2% as of December 31, 2022. The new commercial loan pipeline remains strong, and at June 30, 2023, we had $327 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase.

Residential mortgage loans, excluding home equity lines of credit, increased $78.7 million during the first six months of 2023, representing a growth rate of about 22% on an annualized basis. With increased residential mortgage loan rates during 2022 and the first half of 2023, we have witnessed a shift in borrowers primarily selecting adjustable rate residential mortgage loans compared to fixed rate residential mortgage loans in the previous couple of years. Generally, we sell fixed rate residential mortgage loans to third-party investors, while we maintain adjustable rate residential mortgage loans on our balance sheet. During the first six months of 2023, approximately 40% of our residential mortgage loan production was comprised of longer-term fixed rate loans, compared to a similar level in 2022 but approaching 70% in 2021. The shift in production mix has resulted in residential mortgage loans comprising a larger percentage of total loans, increasing from about 13% at year-end 2021 to about 20% as of June 30, 2023. The shift in product mix also impacts the timing of revenue recognition; it takes an estimated 24 months for the amount of interest income earned on a residential mortgage loan that is retained on our balance sheet to approximate the amount of the immediately recorded gain on sale of a residential mortgage loan that has been sold to an investor.

The overall quality of our loan portfolio remains strong, with nonperforming loans equaling only 0.05% of total loans as of June 30, 2023. Accruing loans past due 30 to 89 days remain very low, and foreclosed properties excluding a former branch facility totaled less than $0.1 million as of June 30, 2023. Gross loan charge-offs totaled $0.6 million during the first six months of 2023, while recoveries of prior period loan charge-offs aggregated $0.5 million.

We recorded provisions for credit losses of $2.0 million and $2.6 million during the second quarter and first six months of 2023, respectively, compared to $0.5 million and $0.6 million during the respective time periods in 2022. The provisions made during the 2023 periods mainly reflect adjustments to historical baseline loss allocations to better represent our expectations for future credit losses. Changes to qualitative factors were limited to a reduction of the historical loss information factor which coincided with the adjustments to the historical baseline loss allocations. Reserve allocations associated with net loan growth during both 2023 periods were largely mitigated by lower reserve allocations stemming from modestly improved economic forecasts. The elimination of certain specific reserve allocations had a positive impact on provision expense during the second quarter of 2023.

MERCANTILE BANK CORPORATION

Interest-earning deposits, primarily consisting of funds deposited at the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate risk sensitivity. During the first six months of 2023, the average balance of these funds equaled $48.1 million, or 1.0% of average earning assets, compared to $657 million, or 13.6% of average earning assets, during the first six months of 2022. Typically, we maintain interest-earning deposits at approximately $75 million, or about 2% of average earning assets. The elevated level during the first six months of 2022 primarily reflected increased local deposits stemming from Covid-19-related federal government stimulus payments and reduced business and consumer investing and spending during 2021 and into 2022. The level of interest-earning deposits was on a declining trend throughout 2022 as excess monies were used to fund loan growth and securities purchases, as well as out-of-area deposit and Federal Home Loan Bank of Indianapolis (“FHLBI”) advance maturities. We also experienced a decline in local deposits throughout 2022. Interest-earning deposits totaled $34.9 million at year-end 2022.

Interest-earning deposits totaled $139 million as of June 30, 2023, an increase of $104 million from December 31, 2022, and approximately $91 million higher than the average balance during the first six months of 2023. We obtained $111 million in brokered deposits and $90.0 million in FHLBI advances during the second quarter of 2023, combined with $70.0 million in FHLBI advances during the first quarter of 2023, to offset the impact of loan fundings and net deposit withdrawals during the first half of 2023, and to rebuild our on-balance sheet liquidity position.

Total deposits increased $44.0 million during the first six months of 2023, totaling $3.76 billion at June 30, 2023. Local deposits decreased $67.3 million, while out-of-area deposits increased $111 million. The reduction in local deposits largely occurred during the first few months of 2023, reflecting a typical level of customers’ tax and bonus payments and partnership distributions. Local deposits increased $47.5 million during the second quarter of 2023.

Net interest income increased $13.3 million and $30.7 million during the second quarter and first six months of 2023, respectively, compared to the respective time periods in 2022. Interest income was $26.4 million and $51.0 million higher during the second quarter and first six months of 2023, respectively, when compared to the same time periods in 2022, in large part reflecting an increasing rate environment. Interest expense was $13.1 million and $20.3 million higher during the second quarter and first six months of 2023, respectively, when compared to the respective time periods in 2022, primarily reflecting an increasing interest rate environment.

Noninterest income decreased $0.1 million and $2.4 million during the second quarter and first six months of 2023, respectively, compared to the respective time periods in 2022. Mortgage banking income was essentially unchanged during the second quarter of 2023 when compared to the second quarter of 2022; however, it declined $2.2 million during the first six months of 2023 when compared to the first six months of 2022, in large part reflecting increased residential mortgage loan rates beginning in late 2021 and continuing into 2022 which substantially reduced the volume of refinance activity starting during the latter half of the first quarter of 2022. We continued to record growth in treasury management-related fee income categories, such as credit and debit card income and payroll processing, while service charges on accounts have declined due to increased earnings credit rates on noninterest-bearing checking accounts.

Noninterest expense increased $0.9 million and $3.7 million during the second quarter and first six months of 2023, respectively, compared to the respective time periods in 2022. The increased costs primarily resulted from higher compensation costs, increased reserve allocations for unfunded loan commitments and higher interest rate swap cash collateral holding costs.

Financial Condition

Our total assets increased $265 million during the first six months of 2023, and totaled $5.14 billion as of June 30, 2023. Total loans were up $135 million, and interest-earning deposits increased $104 million. FHLBI advances were up $160 million, and total deposits increased $44.0 million.

MERCANTILE BANK CORPORATION

Commercial loans increased $56.8 million during the first six months of 2023, providing for an annualized growth rate of about 4%. While we experienced strong loan funding activities, the full pay-offs and partial paydowns of certain larger commercial lending relationships, primarily reflecting customers selling businesses and assets, refinancing debt on the secondary market, and using excess cash flows generated within their operations to make unscheduled principal payments and line of credit reductions, aggregated $174 million during the first six months of 2023. Commercial and industrial loans increased $27.1 million, multi-family and residential rental property loans grew $20.8 million, owner-occupied CRE loans were up $20.0 million, and vacant land, land development and residential construction loans increased $10.8 million, while non-owner occupied CRE loans were down $22.0 million. As a percentage of total commercial loans, commercial and industrial loans and owner occupied CRE loans combined equaled 58.7% as of June 30, 2023, compared to 58.2% as of December 31, 2022. Commercial loans totaled $3.19 billion, or 78.7% of total loans, as of June 30, 2023, compared to $3.13 billion, or 80.0% of total loans, as of December 31, 2022.

As of June 30, 2023, we had $327 million in unfunded commitments on commercial construction and development loans that are in the construction phase which are expected to be drawn over the next 12 to 18 months. Our current pipeline reports indicate continued strong commercial loan funding opportunities in future periods, including approximately $351 million in new lending commitments, a majority of which we expect to be accepted and funded over the next 12 to 18 months. Our commercial lenders also report ongoing additional opportunities they are currently discussing with existing and potentially new borrowers. We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship, as well as concentration limits we have established within our commercial loan portfolio. Usage of existing commercial lines of credit averaged 41% during the first six months of 2023, which was within our historical range of 40% to 45%.

Residential mortgage loans, excluding home equity lines of credit, increased $78.7 million during the first six months of 2023, representing a growth rate of about 22% on an annualized basis. With increased residential mortgage loan rates during 2022 and the first half of 2023, we have witnessed a shift in borrowers primarily selecting adjustable rate residential mortgage loans compared to fixed rate residential mortgage loans in the previous couple of years. Generally, we sell fixed rate residential mortgage loans to third-party investors, while we maintain adjustable rate residential mortgage loans on our balance sheet. During the first six months of 2023, approximately 40% of our residential mortgage loan production was comprised of longer-term fixed rate loans, compared to a similar level in 2022 but approaching 70% in 2021. The shift in production mix has resulted in residential mortgage loans comprising a larger percentage of total loans, increasing from about 13% at year-end 2021 to about 20% as of June 30, 2023. The shift in product mix also impacts the timing of revenue recognition; it takes an estimated 24 months for the amount of interest income earned on a residential mortgage loan that is retained on our balance sheet to approximate the amount of the immediately recorded gain on sale of a residential mortgage loan that has been sold to an investor.

Home equity lines of credit declined $0.6 million and other consumer-related loans increased $0.3 million during the first six months of 2023, and at June 30, 2023 totaled $36.8 million and $30.1 million, respectively, or an aggregate 1.7% of total loans. These loan segments equated to 1.7% of total loans as of December 31, 2022. We expect both loan portfolio segments to remain relatively steady in dollar amount but decline as a percent of total loans in future periods as the commercial and residential mortgage loan portfolios grow.

MERCANTILE BANK CORPORATION

The following table summarizes our loan portfolio over the past twelve months:

	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Commercial:
Commercial & Industrial	$1,212,196,000	$1,173,440,000	$1,185,083,000	$1,213,631,000	$1,187,650,000
Land Development & Construction	72,682,000	66,233,000	61,873,000	60,970,000	57,808,000
Owner Occupied Commercial RE	659,201,000	630,187,000	639,192,000	643,577,000	598,593,000
Non-Owner Occupied Commercial RE	957,221,000	975,735,000	979,214,000	963,144,000	974,009,000
Multi-Family & Residential Rental	287,285,000	294,825,000	266,468,000	263,741,000	253,700,000
Total Commercial	3,188,585,000	3,140,420,000	3,131,830,000	3,145,063,000	3,071,760,000

Retail:
1-4 Family Mortgages	833,198,000	795,007,000	755,036,000	705,441,000	623,599,000
Other Consumer Loans	30,060,000	30,101,000	29,753,000	30,454,000	28,441,000
Total Retail	863,258,000	825,108,000	784,789,000	735,895,000	652,040,000

Total	$4,051,843,000	$3,965,528,000	$3,916,619,000	$3,880,958,000	$3,723,800,000

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

Nonperforming loans totaled $2.1 million, or 0.1% of total loans, as of June 30, 2023, compared to $7.7 million, or 0.2% of total loans, as of December 31, 2022. Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest and foreclosed properties, totaled $2.8 million (0.1% of total assets) as of June 30, 2023, compared to $7.7 million (0.2% of total assets) as of December 31, 2022. The volume of nonperforming assets has remained under 0.3% of total assets since year-end 2015. Given the low levels of nonperforming loans and accruing loans 30 to 89 days delinquent, combined with what we believe are strong credit administration practices, we are pleased with the overall quality of the loan portfolio.

MERCANTILE BANK CORPORATION

The following tables provide a breakdown of nonperforming assets by collateral type:

NONPERFORMING LOANS

	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Residential Real Estate:
Land Development	$2,000	$8,000	$29,000	$30,000	$30,000
Construction	0	0	124,000	0	0
Owner Occupied / Rental	1,732,000	1,891,000	1,304,000	1,138,000	1,508,000
	1,734,000	1,899,000	1,457,000	1,168,000	1,538,000

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	116,000	229,000	248,000	0	0
Non-Owner Occupied	0	0	0	0	0
	116,000	229,000	248,000	0	0

Non-Real Estate:
Commercial Assets	249,000	5,654,000	6,023,000	248,000	248,000
Consumer Assets	0	0	0	0	1,000
	249,000	5,654,000	6,023,000	248,000	249,000

Total	$2,099,000	$7,782,000	$7,728,000	$1,416,000	$1,787,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Residential Real Estate:
Land Development	$0	$0	$0	$0	$0
Construction	0	0	0	0	0
Owner Occupied / Rental	61,000	61,000	0	0	0
	61,000	61,000	0	0	0

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	600,000	600,000	0	0	0
Non-Owner Occupied	0	0	0	0	0
	600,000	600,000	0	0	0

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$661,000	$661,000	$0	$0	$0

MERCANTILE BANK CORPORATION

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
	2023	2023	2022	2022	2022

Beginning balance	$7,782,000	$7,728,000	$1,416,000	$1,787,000	$1,612,000
Additions, net of transfers to ORE	273,000	662,000	6,368,000	0	309,000
Returns to performing status	0	(31,000)	0	(160,000)	0
Principal payments	(5,525,000)	(515,000)	(56,000)	(211,000)	(134,000)
Loan charge-offs	(431,000)	(62,000)	0	0	0

Total	$2,099,000	$7,782,000	$7,728,000	$1,416,000	$1,787,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
	2023	2023	2022	2022	2022

Beginning balance	$661,000	$0	$0	$0	$0
Additions	0	661,000	0	0	0
Sale proceeds	0	0	0	0	0
Valuation write-downs	0	0	0	0	0

Total	$661,000	$661,000	$0	$0	$0

Loan charge-offs totaled $0.5 million during the second quarter of 2023, and aggregated $0.6 million during the first six months of 2023, while recoveries of prior period loan charge-offs equaled $0.3 million and $0.5 million during the respective time periods. Net loan charge-offs, as a percentage of average total loans, equaled an annualized 0.02% and 0.01% during the second quarter and first six months of 2023, respectively. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

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

MERCANTILE BANK CORPORATION

The allowance equaled $44.7 million, or 1.10% of total loans, or over 2,000% of nonperforming loans, as of June 30, 2023. As of June 30, 2023, the allowance was comprised of $44.2 million in general reserves relating to performing loans and $0.5 million in specific reserves on other loans, primarily nonperforming loans. Loans with an aggregate carrying value of $0.4 million as of June 30, 2023 had been subject to previous partial charge-offs aggregating $0.3 million over the past several years. As of June 30, 2023, there were no specific reserves allocated to loans that had been subject to a previous partial charge-off.

Although we believe the allowance is adequate to absorb loan losses in our loan portfolio as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Securities available for sale increased $6.0 million during the first six months of 2023, totaling $609 million as of June 30, 2023. There were no purchases or maturities of U.S. Government agency bonds during the first six months of 2023. There were no purchases of U.S. Government agency guaranteed mortgage-backed securities during the first six months of 2023; however, we did receive $1.6 million of principal paydowns on U.S. Government agency guaranteed mortgage-backed securities. Purchases of municipal bonds totaled $11.6 million during the first six months of 2023; proceeds from matured municipal bonds totaled $8.6 million. At June 30, 2023, the portfolio was primarily comprised of U.S. Government agency bonds (65%), municipal bonds (30%) and U.S. Government agency guaranteed mortgage-backed securities (5%). All of our securities are currently designated as available for sale, and are therefore stated at fair value. The fair value of securities designated as available for sale at June 30, 2023 totaled $609 million, including a net unrealized loss of $77.9 million. The net unrealized loss equaled $82.7 million as of December 31, 2022. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that the unrealized losses were due to changing interest rate environment. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function. We expect any upcoming purchases to generally consist of municipal bonds, with the securities portfolio maintained at about 12% of total assets.

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

FHLBI stock totaled $21.5 million as of June 30, 2023, compared to $17.7 million as of December 31, 2022. The $3.8 million increase reflects additional stock purchased in association with an increase in outstanding advances during the first six months of 2023. Our investment in FHLBI stock is necessary to engage in their advance and other financing programs. We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

Interest-earning deposits, primarily consisting of funds deposited at the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate risk sensitivity. During the first six months of 2023, the average balance of these funds equaled $48.1 million, or 1.0% of average earning assets, compared to $657 million, or 13.6% of average earning assets, during the first six months of 2022. Typically, we maintain interest-earning deposits at approximately $75 million, or about 2% of average earning assets. The elevated level during the first six months of 2022 primarily reflected increased local deposits stemming from Covid-19-related federal government stimulus payments and reduced business and consumer investing and spending during 2021 and into 2022. The level of interest-earning deposits was on a declining trend throughout 2022 as excess monies were used to fund loan growth and securities purchases, as well as out-of-area deposit and FHLBI advance maturities. We also experienced a decline in local deposits throughout 2022. Interest-earning deposits totaled $34.9 million at year-end 2022.

MERCANTILE BANK CORPORATION

Interest-earning deposits totaled $139 million as of June 30, 2023, an increase of $104 million from December 31, 2022, and approximately $91 million higher than the average balance during the first six months of 2023. We obtained $111 million in brokered deposits and $90.0 million in FHLBI advances during the second quarter of 2023, combined with $70.0 million in FHLBI advances during the first quarter of 2023, to offset the impact of loan fundings and net deposit withdrawals during the first half of 2023, and to rebuild our on-balance sheet liquidity position.

Net premises and equipment equaled $52.3 million at June 30, 2023, an increase of $0.8 million from December 31, 2022. We recorded a reduction of $1.0 million associated with the planned sale of a former branch facility during the first six months of 2023, comprised of a $0.6 million transfer to foreclosed assets and a write-down of $0.4 million. Depreciation expense totaled $2.9 million during the first six months of 2023, while investments associated with the construction and opening of new facilities and the renovation of existing facilities totaled $4.7 million.

Total deposits increased $44.0 million during the first six months of 2023, totaling $3.76 billion at June 30, 2023. Local deposits decreased $67.3 million, while out-of-area deposits increased $111 million. The reduction in local deposits largely occurred during the initial months of 2023, reflecting a typical level of customers’ tax and bonus payments and partnership distributions. Local deposits increased $47.5 million during the second quarter of 2023. Wholesale funds, comprised of out-of-area deposits and FHLBI advances, totaled $579 million, or about 13% of total funds, as of June 30, 2023, compared to $308 million, or about 7% of total funds, at December 31, 2022.

Noninterest-bearing deposits decreased $233 million during the first six months of 2023, in large part reflecting the aforementioned customary level of customers’ tax and bonus payments and partnership distributions during the initial months of 2023, but also includes transfers to interest-bearing deposits and withdrawals associated with the sales of businesses. Interest-bearing checking accounts and savings deposits were down $33.9 million and $67.0 million during the first six months of 2023, respectively, primarily reflecting the transfers of funds to higher-paying money market deposit accounts and time deposits. Money market deposit accounts were up $150 million and local time deposits increased $116 million during the first six months of 2023.

Sweep accounts increased $25.1 million during the first six months of 2023, totaling $219 million as of June 30, 2023. The aggregate balance of this funding type is subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances maintained by many of the customers. The average balance of sweep accounts equaled $214 million during the first six months of 2023, with a high balance of $263 million and a low balance of $181 million. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into overnight interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings. All of our repurchase agreements are accounted for as secured borrowings.

FHLBI advances increased $160 million during the first six months of 2023, totaling $468 million as of June 30, 2023. Bullet advances aggregating $200 million were obtained during the first six months of 2023, consisting of $160 million to fund loan growth and rebuild on-balance sheet liquidity, and $40.0 million to replace FHLBI bullet advance maturities. Payments on amortizing FHLBI advances totaled $0.4 million during the first six months of 2023. Bullet FHLBI advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk, while amortizing FHLBI advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amount and amortization structure of the underlying advances reflective of the associated commercial loans. FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of June 30, 2023 totaled $860 million, with remaining availability based on collateral equaling $386 million.

Shareholders’ equity was $479 million at June 30, 2023, compared to $441 million at December 31, 2022. Positively impacting shareholders’ equity during the first six months of 2023 was net income of $41.3 million, which was partially offset by the payment of cash dividends totaling $10.3 million. A $3.8 million after-tax increase in the market value of our available for sale securities portfolio, reflecting a decline in market interest rates, positively impacted shareholders’ equity during the first six months of 2023.

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

To assist in providing needed funds and managing interest rate risk, we periodically obtain monies from wholesale funding sources. Wholesale funds, comprised of out-of-area deposits and advances from the FHLBI, totaled $579 million, or about 13% of combined deposits and borrowed funds, as of June 30, 2023, compared to $308 million, or about 7% of combined deposits and borrowed funds, as of December 31, 2022.

Sweep accounts increased $25.1 million during the first six months of 2023, totaling $219 million as of June 30, 2023. The aggregate balance of this funding type is subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances maintained by many of the customers. The average balance of sweep accounts equaled $214 million during the first six months of 2023, with a high balance of $263 million and a low balance of $181 million. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into overnight interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings. All of our repurchase agreements are accounted for as secured borrowings.

Information regarding our repurchase agreements as of June 30, 2023 and during the first six months of 2023 is as follows:

Outstanding balance at June 30, 2023	$219,457,000
Weighted average interest rate at June 30, 2023	1.52%
Maximum daily balance six months ended June 30, 2023	$262,992,000
Average daily balance for six months ended June 30, 2023	$213,853,000
Weighted average interest rate for six months ended June 30, 2023	1.17%

FHLBI advances increased $160 million during the first six months of 2023, totaling $468 million as of June 30, 2023. Bullet advances aggregating $200 million were obtained during the first six months of 2023, consisting of $160 million to fund loan growth and rebuild on-balance sheet liquidity, and $40.0 million to replace FHLBI bullet advance maturities. Payments on amortizing FHLBI advances totaled $0.4 million during the first six months of 2023. Bullet FHLBI advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk, while amortizing FHLBI advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amount and amortization structure of the underlying advances reflective of the associated commercial loans. FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of June 30, 2023 totaled $860 million, with remaining availability based on collateral equaling $386 million.

We also have the ability to borrow up to an aggregate $70.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit. We accessed one of the lines of credit during the first six months of 2023, with an average balance of $4.8 million. In contrast, our interest-earning deposit balance with the Federal Reserve Bank of Chicago averaged $42.1 million during the first six months of 2023. We also have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using certain municipal bonds as collateral, we could have borrowed up to $26.7 million as of June 30, 2023. We did not utilize this line of credit during the first six months of 2023 or at any time during the previous 14 fiscal years, and do not plan to access this line of credit in future periods.

MERCANTILE BANK CORPORATION

The following table reflects, as of June 30, 2023, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$3,154,550,000	$0	$0	$0	$3,154,550,000
Time deposits	432,582,000	106,508,000	63,149,000	0	602,239,000
Short-term borrowings	219,457,000	0	0	0	219,457,000
Federal Home Loan Bank advances	90,826,000	171,762,000	181,917,000	23,405,000	467,910,000
Subordinated debentures	0	0	0	49,301,000	49,301,000
Subordinated notes	0	0	0	88,800,000	88,800,000
Other borrowed money	0	0	0	1,090,000	1,090,000
Property leases	1,174,000	1,279,000	820,000	1,472,000	4,745,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of June 30, 2023, we had a total of $2.15 billion in unfunded loan commitments and $24.1 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $1.80 billion were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $351 million were for loan commitments generally expected to be accepted and closed and become funded within the next 12 to 18 months. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

While we have observed the well-publicized liquidity problems at certain financial institutions during the first six months of 2023, we do not believe that we are subject to the same circumstances that apparently caused those crises. We monitor our liquidity position and funding strategies on an ongoing basis, but recognize that unexpected events, changes in economic or market conditions, a reduction in earnings performance, declining capital levels or situations beyond our control could cause liquidity challenges. We have developed contingency funding plans that provide a framework for meeting liquidity disruptions.

Capital Resources

Shareholders’ equity was $479 million at June 30, 2023, compared to $441 million at December 31, 2022. Positively impacting shareholders’ equity during the first six months of 2023 was net income of $41.3 million, which was partially offset by the payment of cash dividends totaling $10.3 million. A $3.8 million after-tax increase in the market value of our available for sale securities portfolio, reflecting a decline in market interest rates, positively impacted shareholders’ equity during the first six months of 2023.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of June 30, 2023, our bank met all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis.

MERCANTILE BANK CORPORATION

As of June 30, 2023, our bank’s total risk-based capital ratio was 13.7%, unchanged from December 31, 2022. Our bank’s total regulatory capital increased $36.1 million during the first six months of 2023, in large part reflecting net income totaling $46.5 million, which was partially offset by cash dividends paid to us aggregating $13.0 million. Our bank’s total risk-based capital ratio was also impacted by a $251 million increase in total risk-weighted assets, primarily resulting from net growth in commercial and residential mortgage loans. As of June 30, 2023, our bank’s total regulatory capital equaled $655 million, or $177 million in excess of the 10.0% minimum that is among the requirements to be categorized as “well capitalized.” Our and our bank’s capital ratios as of June 30, 2023 and December 31, 2022 are disclosed in Note 12 of the Notes to Consolidated Financial Statements.

Results of Operations

We recorded net income of $20.4 million, or $1.27 per basic and diluted share, for the second quarter of 2023, compared with net income of $11.7 million, or $0.74 per basic and diluted share, for the second quarter of 2022. We recorded net income of $41.3 million, or $2.58 per basic and diluted share, for the first six months of 2023, compared with net income of $23.2 million, or $1.47 per basic and diluted share, for the first six months of 2022. Diluted earnings per share increased $0.53, or 71.6%, during the second quarter of 2023, and $1.11, or 75.5%, during the first six months of 2023 compared with the respective prior-year periods.

The higher levels of net income during the second quarter and first six months of 2023 compared to the respective prior-year periods resulted from increased net interest income, which more than offset higher overhead costs and credit loss provisions, as well as lower noninterest income. The increases in net interest income during the 2023 periods mainly resulted from significantly improved net interest margins and loan growth. The higher levels of overhead costs during the 2023 periods primarily reflected increases in compensation costs, credit reserves for unfunded loan commitments, interest rate swap credit reserves and associated collateral interest costs, and Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums. The credit loss provisions recorded during the current-year periods mainly reflected allocations commanded by net loan growth and adjustments to historical loss factors to better represent our expectations for future credit losses. Continuing strong loan quality measures, including low levels of loan charge-offs, during the 2023 and 2022 periods largely mitigated additional reserves associated with these factors. Excluding the impact of a bank owned life insurance claim recorded during the second quarter of 2022, noninterest income increased $0.4 million, or 6.0%, during the second quarter of 2023 compared with the prior-year second quarter. The higher level of noninterest income mainly stemmed from increased interest rate swap income, credit and debit card income, and payroll servicing fees, which more than offset decreased service charges on accounts and mortgage banking income. The lower level of noninterest income during the first six months of 2023 primarily reflected decreases in mortgage banking income and service charges on accounts, which more than offset increases in credit and debit card income and payroll servicing fees.

Interest income during the second quarter of 2023 was $65.9 million, an increase of $26.4 million, or 66.7%, from the $39.5 million earned during the second quarter of 2022. The increase mainly resulted from a higher yield on average earning assets. The yield on average earning assets was 5.61% during the second quarter of 2023, up from 3.32% during the respective 2022 period. The higher yield primarily resulted from an increased yield on loans, reflecting the rising interest rate environment. The yield on loans was 6.19% during the second quarter of 2023, up from 3.97% during the prior-year second quarter mainly due to higher interest rates on variable-rate commercial loans stemming from the Federal Open Market Committee (“FOMC”) significantly raising the targeted federal funds rate in an effort to curb elevated inflation levels. The FOMC increased the targeted federal funds rate by 475 basis points during the period of May 2022 through May 2023. During the period of March 2022 through June 2023, variable-rate commercial loans represented approximately 64% of total commercial loans on an average basis. A change in earning asset mix, comprised of a decrease in lower-yielding interest-earning deposits and an increase in higher-yielding loans as a percentage of earning assets, along with increased yields on securities and interest-earning deposits, reflecting the rising interest rate environment, also contributed to the higher yield on average earning assets. On average, lower-yielding interest-earning deposits represented 1.4% of earning assets during the second quarter of 2023, down from 11.1% during the respective 2022 period, while higher-yielding loans represented 85.2% of earning assets during the current-year second quarter, up from 76.0% during the second quarter of 2022.

MERCANTILE BANK CORPORATION

A significant volume of excess on-balance sheet liquidity, which initially surfaced in the second quarter of 2020 in large part due to government stimulus programs related to the Covid-19 environment, negatively impacted the yield on average earning assets by 28 basis points during the second quarter of 2022. The excess funds, consisting almost entirely of low-yielding deposits with the Federal Reserve Bank of Chicago, were mainly a product of local deposit growth and the Paycheck Protection Program.

Average earning assets equaled $4.72 billion during the second quarter of 2023, down $62.6 million, or 1.3%, from the level of $4.78 billion during the second quarter of 2022; average loans and average securities were up $384 million and $18.9 million, respectively, while average interest-earning deposits were down $466 million.

Interest income during the first six months of 2023 was $126 million, an increase of $51.0 million, or 67.6%, from the $75.4 million earned during the first six months of 2022. The increase primarily resulted from a higher yield on average earning assets. The yield on average earning assets was 5.48% during the first six months of 2023, up from 3.16% during the respective 2022 period. The higher yield mainly resulted from an increased yield on loans, reflecting the rising interest rate environment. The yield on loans was 6.05% during the first six months of 2023, up from 3.92% during the first six months of 2022 primarily due to higher interest rates on variable-rate commercial loans stemming from FOMC rate hikes. A change in earning asset mix, comprised of a decrease in lower-yielding interest-earning deposits and an increase in higher-yielding loans as a percentage of earning assets, along with increased yields on securities and interest-earning deposits, depicting the rising interest rate environment, also contributed to the higher yield on average earning assets. On average, lower-yielding interest-earning deposits represented 1.0% of earning assets during the first six months of 2023, down from 13.6% during the respective 2022 period, while higher-yielding loans represented 85.4% of earning assets during the first six months of 2023, up from 73.7% during the first six months of 2022. The significant volume of excess on-balance sheet liquidity negatively impacted the yield on average earning assets by 37 basis points during the first six months of 2022.

Average earning assets equaled $4.65 billion during the first six months of 2023, down $178 million, or 3.7%, from the level of $4.83 billion during the first six months of 2022; average interest-earning deposits declined $609 million, average loans increased $414 million, and average securities were up $16.6 million.

Interest expense during the second quarter of 2023 was $18.4 million, an increase of $13.2 million, or 252%, from the $5.2 million expensed during the second quarter of 2022. The increase is mainly attributable to a higher average weighted cost of interest-bearing liabilities, which rose from 0.72% during the second quarter of 2022 to 2.37% during the current-year second quarter primarily due to increased costs of deposits and borrowings. Reflecting the rising interest rate environment, the cost of interest-bearing, non-time deposits increased from 0.24% during the second quarter of 2022 to 1.85% during the second quarter of 2023, while the cost of time deposits increased from 0.83% to 3.27% during the respective periods. The higher cost of interest-bearing, non-time deposits primarily resulted from increased rates paid on money market accounts. The cost of borrowed funds increased from 1.90% during the second quarter of 2022 to 2.90% during the second quarter of 2023 mainly due to higher costs of sweep accounts, FHLBI advances, and subordinated debentures. The cost of sweep accounts increased from 0.10% during the second quarter of 2022 to 1.45% during the second quarter of 2023, while the cost of FHLBI advances increased from 2.02% to 2.68% during the respective periods, reflecting the rising interest rate environment. The cost of subordinated debentures was 9.57% during the second quarter of 2023, up from 4.63% during the respective 2022 period due to increases in the 90-Day Libor Rate.

A change in funding mix, consisting of increases in higher-costing time deposits and borrowings as a percentage of interest-bearing liabilities, also contributed to the higher cost of interest-bearing liabilities during the second quarter of 2023. Average interest-bearing liabilities totaled $3.11 billion during the current-year second quarter, compared to $2.91 billion during the second quarter of 2022, representing an increase of $198 million, or 6.8%.

MERCANTILE BANK CORPORATION

Interest expense during the first six months of 2023 was $30.5 million, an increase of $20.3 million, or 198%, from the $10.2 million expensed during the first six months of 2022. The increase is attributable to a higher average weighted cost of interest-bearing liabilities, which rose from 0.69% during the first six months of 2022 to 2.06% during the first six months of 2023 primarily due to increased costs of deposits and borrowings. Reflecting the rising interest rate environment, the cost of interest-bearing, non-time deposits increased from 0.22% during the first six months of 2022 to 1.56% during the first six months of 2023, while the cost of time deposits increased from 0.86% to 2.84% during the respective periods. The higher cost of interest-bearing, non-time deposits primarily resulted from increased rates paid on money market accounts. The cost of borrowed funds increased from 1.86% during the first six months of 2022 to 2.73% during the first six months of 2023 mainly due to higher costs of subordinated debentures, sweep accounts, and FHLBI advances. The cost of subordinated debentures was 9.31% during the first six months of 2023, up from 4.22% during the respective 2022 period due to increases in the 90-Day Libor Rate. The cost of sweep accounts increased from 0.10% during the first six months of 2022 to 1.17% during the first six months of 2023, while the cost of FHLBI advances increased from 2.01% to 2.44% during the respective periods, reflecting the rising interest rate environment.

A change in funding mix, consisting of increases in higher-costing time deposits and borrowings as a percentage of interest-bearing liabilities, also contributed to the higher cost of interest-bearing liabilities during the first six months of 2023. Average interest-bearing liabilities totaled $2.98 billion during the first six months of 2023, down slightly from $2.99 billion during the respective 2022 period.

Net interest income during the second quarter of 2023 was $47.6 million, an increase of $13.3 million, or 38.5%, from the $34.3 million earned during the respective 2022 period. The increase primarily resulted from a significantly improved net interest margin. The net interest margin increased from 2.88% in the second quarter of 2022 to 4.05% in the current-year second quarter due to a higher yield on average earning assets, which more than offset an increase in the cost of funds. The increased yield primarily stemmed from a higher yield on commercial loans. The cost of funds equaled 1.56% in the second quarter of 2023, up from 0.44% in the second quarter of 2022 primarily due to higher costs of deposits and borrowed funds, reflecting the impact of the rising interest rate environment, and a change in funding mix, consisting of a decrease in lower-cost non-time deposits and increases in higher-cost time deposits and borrowings as a percentage of interest-bearing liabilities. The significant level of excess on-balance sheet liquidity negatively impacted the net interest margin by 23 basis points during the second quarter of 2022.

Net interest income during the first six months of 2023 was $95.9 million, an increase of $30.7 million, or 47.1%, from the $65.2 million earned during the first six months of 2022. The increase mainly resulted from a substantially improved net interest margin. The net interest margin increased from 2.73% in the first six months of 2022 to 4.16% in the respective 2023 period due to a higher yield on average earning assets, which more than offset an increase in the cost of funds. The increased yield on average earning assets primarily resulted from a higher yield on commercial loans. The cost of funds equaled 1.32% during the first six months of 2023, up from 0.43% during the respective prior-year period mainly due to higher costs of deposits and borrowed funds, reflecting the impact of the increasing interest rate environment, and a change in funding mix, consisting of a decrease in lower-cost non-time deposits and increases in higher-cost time deposits and borrowings as a percentage of interest-bearing liabilities. The significant level of excess on-balance sheet liquidity negatively impacted the net interest margin by 32 basis points during the first six months of 2022.

The following tables set forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflect the average yield on assets and average cost of liabilities for the second quarters and first six months of 2023 and 2022. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield for the second quarters and first six months of 2023 and 2022 have been computed on a tax equivalent basis using a marginal tax rate of 21.0%. Securities interest income was increased by $60,000 in the second quarter of both 2023 and 2022 and $120,000 in the first six months of both 2023 and 2022 for this non-GAAP, but industry standard, adjustment. These adjustments equated to increases in our net interest margin of less than one basis point for each of the 2023 and 2022 periods.

MERCANTILE BANK CORPORATION

	Quarters ended June 30,
	2 0 2 3			2 0 2 2
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$4,017,690	$62,006	6.19%	$3,633,587	$36,003	3.97%
Investment securities	634,607	3,171	2.00	615,733	2,589	1.68
Interest-earning deposits	64,958	801	4.88	530,571	1,018	0.76
Total interest - earning assets	4,717,255	65,978	5.61	4,779,891	39,610	3.32

Allowance for credit losses	(44,025)			(35,681)
Other assets	315,244			333,248

Total assets	$4,988,474			$5,077,458

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$2,278,877	$12,379	2.18%	$2,201,797	$1,873	0.34%
Short-term borrowings	237,270	914	1.55	193,735	49	0.10
Federal Home Loan Bank advances	450,767	3,051	2.68	373,911	1,911	2.02
Other borrowings	139,068	2,023	5.75	138,127	1,391	4.04
Total interest-bearing liabilities	3,105,982	18,367	2.37	2,907,570	5,224	0.72

Noninterest-bearing deposits	1,361,901			1,706,349
Other liabilities	46,608			34,666
Shareholders’ equity	473,983			428,873

Total liabilities and shareholders’ equity	$4,988,474			$5,077,458

Net interest income		$47,611			$34,386

Net interest rate spread			3.24%			2.60%
Net interest spread on average assets			3.82%			2.72%
Net interest margin on earning assets			4.05%			2.88%

MERCANTILE BANK CORPORATION

	Six months ended June 30,
	2 0 2 3			2 0 2 2
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$3,973,255	$119,159	6.05%	$3,559,461	$69,254	3.92%
Investment securities	631,137	6,238	1.98	614,532	4,914	1.60
Interest-earning deposits	48,113	1,125	4.65	656,682	1,384	0.42
Total interest - earning assets	4,652,505	126,522	5.48	4,830,675	75,552	3.16

Allowance for credit losses	(43,553)			(35,486)
Other assets	313,590			327,569

Total assets	$4,922,542			$5,122,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$2,231,902	$20,286	1.83%	$2,282,667	$3,698	0.33%
Short-term borrowings	218,678	1,373	1.27	196,328	99	0.10
Federal Home Loan Bank advances	394,708	4,845	2.44	373,290	3,774	2.01
Other borrowings	138,944	3,963	5.67	137,004	2,650	3.90
Total interest-bearing liabilities	2,984,232	30,467	2.06	2,989,289	10,221	0.69

Noninterest-bearing deposits	1,426,331			1,666,125
Other liabilities	48,169			28,034
Shareholders’ equity	463,810			439,310

Total liabilities and shareholders’ equity	$4,922,542			$5,122,758

Net interest income		$96,055			$65,331

Net interest rate spread			3.42%			2.47%
Net interest spread on average assets			3.93%			2.57%
Net interest margin on earning assets			4.16%			2.73%

Provisions for credit losses of $2.0 million and $0.5 million were recorded during the second quarters of 2023 and 2022, respectively. A provision for credit losses of $2.6 million was recorded during the first six months of 2023, compared with a provision of $0.6 million during the first six months of 2022. The provision expense recorded during the 2023 periods mainly reflected allocations necessitated by net loan growth and adjustments to historical loss factors to better represent our expectations for future credit losses. The provision expense recorded during the prior-year periods primarily reflected allocations required by net loan growth, increased specific reserves for certain problem commercial loan relationships, and a higher reserve for residential mortgage loans stemming from slower principal prepayment rates and the associated extended average life of the portfolio. Ongoing strong loan quality metrics, including low levels of loan charge-offs, during the 2023 and 2022 periods largely mitigated additional reserves associated with the previously mentioned factors.

MERCANTILE BANK CORPORATION

Noninterest income during the second quarter of 2023 was $7.6 million, compared to $7.7 million during the respective 2022 period, while noninterest income during the first six months of 2023 was $14.6 million, compared to $17.0 million during the first six months of 2022. Noninterest income during the second quarter and first six months of 2022 included a $0.5 million bank owned life insurance claim. Excluding the impact of this transaction, noninterest income increased $0.4 million, or 6.0%, during the second quarter of 2023 compared with the prior-year second quarter, and decreased $1.9 million, or 11.5%, during the first six months of 2023 compared with the first six months of 2022. The higher level of noninterest income during the second quarter of 2023 primarily stemmed from increased interest rate swap income, credit and debit card income, and payroll servicing fees, which more than offset decreased service charges on accounts and mortgage banking income. Growth in credit and debit card income and payroll servicing fees during the first six months of 2023 was outweighed by lower levels of mortgage banking income and service charges on accounts, resulting in a decline in noninterest income compared to the respective prior-year period. The declines in service charges on accounts reflected increased earnings credit rates in response to the increasing interest rate environment, while the reductions in mortgage banking income reflected higher residential mortgage loan rates stemming from the rising interest rate environment, resulting in significantly lower levels of refinance activity.

Noninterest expense totaled $27.8 million during the second quarter of 2023, compared to $26.9 million during the prior-year second quarter. Noninterest expense totaled $56.4 million during the first six months of 2023, compared to $52.7 million during the first six months of 2022. The increases in noninterest expense mainly resulted from larger compensation costs, including salary increases and higher bonus and commercial lender incentive accruals, which outweighed reductions in residential mortgage lender commissions and incentives. The higher levels of salary expense primarily stemmed from annual merit pay increases and market adjustments, as well as lower residential mortgage loan deferred salary costs. The reduced residential mortgage lender commissions and incentives mainly resulted from decreased loan production. The increases in overhead costs also resulted from the recording of increased credit reserves for unfunded loan commitments and higher levels of FDIC deposit insurance premiums, reflecting a higher industry-wide assessment rate, interest rate swap credit reserves and associated collateral interest costs, and health insurance accruals. Overhead costs during the first six months of 2023 included a $0.4 million write-down of a former branch facility in the first quarter of the year, while overhead costs during the second quarter and first six months of 2022 included a $0.4 million expense associated with the sale of a branch facility.

During the second quarter of 2023, we recorded income before federal income tax of $25.4 million and a federal income tax expense of $5.0 million. During the second quarter of 2022, we recorded income before federal income tax of $14.6 million and a federal income tax expense of $2.9 million. During the first six months of 2023, we recorded income before federal income tax of $51.5 million and a federal income tax expense of $10.2 million. During the first six months of 2022, we recorded income before federal income tax of $28.9 million and a federal income tax expense of $5.7 million. The increase in federal income tax expense in both 2023 periods resulted from higher levels of income before federal income tax. Our effective tax rate was 19.8% during the second quarter and first six months of 2023 and the respective 2022 periods.

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

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of June 30, 2023:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans	$2,075,911,000	$101,646,000	$888,657,000	$179,209,000	$3,245,423,000
Residential real estate loans	56,645,000	19,615,000	208,513,000	509,009,000	793,782,000
Consumer loans	2,279,000	511,000	8,936,000	912,000	12,638,000
Securities (1)	23,997,000	31,668,000	243,153,000	331,667,000	630,485,000
Interest-earning deposits	134,661,000	1,252,000	2,750,000	0	138,663,000
Allowance for credit losses	0	0	0	0	(44,721,000)
Other assets	0	0	0	0	361,317,000
Total assets	2,293,493,000	154,692,000	1,352,009,000	1,020,797,000	$5,137,587,000

Liabilities:
Interest-bearing checking	541,168,000	0	0	0	541,168,000
Savings deposits	314,606,000	0	0	0	314,606,000
Money market accounts	927,143,000	0	0	0	927,143,000
Time deposits under $100,000	26,241,000	83,253,000	34,558,000	0	144,052,000
Time deposits $100,000 & over	80,036,000	243,052,000	135,099,000	0	458,187,000
Short-term borrowings	219,457,000	0	0	0	219,457,000
Federal Home Loan Bank advances	10,000,000	80,826,000	353,679,000	23,405,000	467,910,000
Other borrowed money	50,391,000	0	88,800,000	0	139,191,000
Noninterest-bearing checking	0	0	0	0	1,371,633,000
Other liabilities	0	0	0	0	75,538,000
Total liabilities	2,169,042,000	407,131,000	612,136,000	23,405,000	4,658,885,000
Shareholders' equity	0	0	0	0	478,702,000
Total liabilities & shareholders' equity	2,169,042,000	407,131,000	612,136,000	23,405,000	$5,137,587,000

Net asset (liability) GAP	$124,451,000	$(252,439,000)	$739,873,000	$997,392,000

Cumulative GAP	$124,451,000	$(127,988,000)	$611,885,000	$1,609,277,000

Percent of cumulative GAP to total assets	2.4%	(2.5%)	11.9%	31.3%

(1)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of June 30, 2023.

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

We conducted multiple simulations as of June 30, 2023, in which it was assumed that changes in market interest rates occurred ranging from up 300 basis points to down 300 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested dollar and percentage changes in net interest income over the next twelve months in comparison to the $199 million in net interest income projected using our balance sheet amounts and anticipated replacement rates as of June 30, 2023. The resulting estimates are generally within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 300 basis points	$(19,900,000)	(10.0%)
Interest rates down 200 basis points	(15,500,000)	(7.8)
Interest rates down 100 basis points	(6,700,000)	(3.4)
Interest rates up 100 basis points	6,500,000	3.3
Interest rates up 200 basis points	13,600,000	6.8
Interest rates up 300 basis points	20,800,000	10.4

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

Item 4. Controls and Procedures

As of June 30, 2023, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2023.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sales of equity securities during the quarter ended June 30, 2023.

Issuer Purchases of Equity Securities

On May 27, 2021, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions, our capital position, financial performance and alternative uses of capital, and applicable legal requirements. The program may be discontinued at any time. No shares were repurchased during the first six months of 2023. Historically, stock repurchases have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank. As of June 30, 2023, repurchases aggregating $6.8 million were available to be made under the current repurchase program.

Repurchases made during the second quarter of 2023 are detailed in the table below.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

MERCANTILE BANK CORPORATION

Item 6. Exhibits

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation of Mercantile Bank Corporation, including all amendments thereto, incorporated by reference to Exhibit 3.1 of our Form S-4 Registration Statement filed February 16, 2022

3.2	Our Amended and Restated Bylaws dated as of February 26, 2015 are incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed February 26, 2015

10.1	2023 Mercantile Executive Officer Bonus Plan, incorporated by reference to Exhibit 10.1 of our Form 8-K filed June 22, 2023

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2023.

MERCANTILE BANK CORPORATION

By: /s/ Robert B. Kaminski, Jr.
Robert B. Kaminski, Jr.
President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Charles E. Christmas
Charles E. Christmas
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)