Form 10-Q
period 2023-09-30
MERCANTILE BANK CORP
filed 2023-11-03
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐    No  ☒

At October 31, 2023, there were 16,024,557 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$64,551,000	$61,894,000
Interest-earning deposits	201,436,000	34,878,000
Total cash and cash equivalents	265,987,000	96,772,000

Securities available for sale	592,305,000	602,936,000
Federal Home Loan Bank stock	21,513,000	17,721,000
Mortgage loans held for sale	10,171,000	3,565,000

Loans	4,104,376,000	3,916,619,000
Allowance for credit losses	(48,008,000)	(42,246,000)
Loans, net	4,056,368,000	3,874,373,000

Premises and equipment, net	52,231,000	51,476,000
Bank owned life insurance	81,907,000	80,727,000
Goodwill	49,473,000	49,473,000
Core deposit intangible, net	212,000	583,000
Other assets	120,845,000	94,993,000
Total assets	$5,251,012,000	$4,872,619,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$1,309,672,000	$1,604,750,000
Interest-bearing	2,591,063,000	2,108,061,000
Total deposits	3,900,735,000	3,712,811,000

Securities sold under agreements to repurchase	164,082,000	194,340,000
Federal Home Loan Bank advances	457,910,000	308,263,000
Subordinated debentures	49,473,000	48,958,000
Subordinated notes	88,885,000	88,628,000
Accrued interest and other liabilities	106,716,000	78,211,000
Total liabilities	4,767,801,000	4,431,211,000

Commitments and contingent liabilities (Note 8)

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,023,350 shares issued and outstanding at September 30, 2023 and 15,994,884 shares issued and outstanding at December 31, 2022	293,961,000	290,436,000
Retained earnings	262,838,000	216,313,000
Accumulated other comprehensive gain (loss)	(73,588,000)	(65,341,000)
Total shareholders’ equity	483,211,000	441,408,000
Total liabilities and shareholders’ equity	$5,251,012,000	$4,872,619,000

See accompanying notes to consolidated financial statements.

  MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Interest income
Loans, including fees	$65,073,000	$43,807,000	$184,232,000	$113,061,000
Securities, taxable	2,109,000	2,005,000	5,971,000	5,568,000
Securities, tax-exempt	1,164,000	697,000	3,421,000	1,928,000
Interest-earning deposits	2,807,000	1,620,000	3,932,000	3,004,000
Total interest income	71,153,000	48,129,000	197,556,000	123,561,000

Interest expense
Deposits	16,143,000	2,299,000	36,429,000	5,997,000
Short-term borrowings	693,000	53,000	2,066,000	153,000
Federal Home Loan Bank advances	3,270,000	1,755,000	8,115,000	5,530,000
Subordinated debt and other borrowings	2,086,000	1,646,000	6,049,000	4,294,000
Total interest expense	22,192,000	5,753,000	52,659,000	15,974,000

Net interest income	48,961,000	42,376,000	144,897,000	107,587,000

Provision for credit losses	3,300,000	2,900,000	5,900,000	3,500,000

Net interest income after provision for credit losses	45,661,000	39,476,000	138,997,000	104,087,000

Noninterest income
Service charges on deposit and sweep accounts	1,370,000	1,579,000	3,411,000	4,489,000
Credit and debit card income	2,232,000	2,086,000	6,717,000	6,101,000
Mortgage banking income	2,779,000	1,764,000	5,829,000	6,991,000
Interest rate swap fees	937,000	566,000	2,722,000	2,347,000
Payroll services income	591,000	533,000	1,908,000	1,635,000
Earnings on bank owned life insurance	422,000	238,000	1,224,000	1,310,000
Gain on sale of other real estate owned	391,000	27,000	391,000	47,000
Other income	524,000	487,000	1,640,000	1,399,000
Total noninterest income	9,246,000	7,280,000	23,842,000	24,319,000

Noninterest expense
Salaries and benefits	17,258,000	16,656,000	50,401,000	47,842,000
Occupancy	2,241,000	2,001,000	6,629,000	6,168,000
Furniture and equipment depreciation, rent and maintenance	894,000	953,000	2,594,000	2,822,000
Data processing costs	3,038,000	3,139,000	9,081,000	9,203,000
Charitable foundation contribution	404,000	4,000	416,000	509,000
Other expense	5,085,000	4,030,000	16,228,000	12,943,000
Total noninterest expense	28,920,000	26,783,000	85,349,000	79,487,000

Income before federal income tax expense	25,987,000	19,973,000	77,490,000	48,919,000

Federal income tax expense	5,132,000	3,943,000	15,303,000	9,659,000

Net income	$20,855,000	$16,030,000	$62,187,000	$39,260,000

Basic earnings per share	$1.30	$1.01	$3.89	$2.48
Diluted earnings per share	$1.30	$1.01	$3.89	$2.48

Average basic shares outstanding	16,018,419	15,861,551	16,006,058	15,850,422
Average diluted shares outstanding	16,018,419	15,861,551	16,006,058	15,850,439

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Net income	$20,855,000	$16,030,000	$62,187,000	$39,260,000

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(15,281,000)	(31,387,000)	(10,440,000)	(87,006,000)
Tax effect of unrealized holding gains (losses) on securities available for sale	3,210,000	6,592,000	2,193,000	18,272,000
Other comprehensive income (loss), net of tax	(12,071,000)	(24,795,000)	(8,247,000)	(68,734,000)

Comprehensive income (loss)	$8,784,000	$(8,765,000)	$53,940,000	$(29,474,000)

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
($ in thousands except per share amounts)	Stock	Stock	Earnings	Income (Loss)	Equity

Balances, June 30, 2023	$0	$292,906	$247,313	$(61,517)	$478,702

Employee stock purchase plan (345 shares)		11			11

Dividend reinvestment plan (6,746 shares)		220			220

Stock-based compensation expense		824			824

Cash dividends ($0.34 per common share)			(5,330)		(5,330)

Net income for the three months ended September 30, 2023			20,855		20,855

Change in net unrealized holding gain (loss) on securities available for sale, net of tax effect				(12,071)	(12,071)

Balances, September 30, 2023	$0	$293,961	$262,838	$(73,588)	$483,211

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

				Accumulated
				Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
($ in thousands except per share amounts)	Stock	Stock	Earnings	Income (Loss)	Equity

Balances, January 1, 2023	$0	$290,436	$216,313	$(65,341)	$441,408

Employee stock purchase plan (1,115 shares)		33			33

Dividend reinvestment plan (21,447 shares)		670			670

Stock grants to directors for retainer fees (10,455 shares)		317			317

Stock-based compensation expense		2,505			2,505

Cash dividends ($1.00 per common share)			(15,662)		(15,662)

Net income for the nine months ended September 30, 2023			62,187		62,187

Change in net unrealized holding gain (loss) on securities available for sale, net of tax effect				(8,247)	(8,247)

Balances, September 30, 2023	$0	$293,961	$262,838	$(73,588)	$483,211

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

				Accumulated
				Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
($ in thousands except per share amounts)	Stock	Stock	Earnings	Income (Loss)	Equity

Balances, June 30, 2022	$0	$288,199	$188,452	$(47,668)	$428,983

Employee stock purchase plan (412 shares)		12			12

Dividend reinvestment plan (6,733 shares)		218			218

Stock-based compensation expense		790			790

Cash dividends ($0.32 per common share)			(4,977)		(4,977)

Net income for the three months ended September 30, 2022			16,030		16,030

Change in net unrealized holding gain/(loss) on securities available for sale, net of tax effect				(24,795)	(24,795)

Balances, September 30, 2022	$0	$289,219	$199,505	$(72,463)	$416,261

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

				Accumulated
				Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
($ in thousands except per share amounts)	Stock	Stock	Earnings	Income (Loss)	Equity

Balances, January 1, 2022	$0	$285,752	$174,536	$(3,729)	$456,559

Adoption of ASU 2016-13			316		316

Employee stock purchase plan (1,029 shares)		33			33

Dividend reinvestment plan (19,403 shares)		653			653

Stock grants to directors for retainer fees (10,837 shares)		347			347

Stock option exercises (1,355 shares)		36			36

Stock-based compensation expense		2,398			2,398

Cash dividends ($0.94 per common share)			(14,607)		(14,607)

Net income for the nine months ended September 30, 2022			39,260		39,260

Change in net unrealized holding gain/(loss) on securities available for sale, net of tax effect				(68,734)	(68,734)

Balances, September 30, 2022	$0	$289,219	$199,505	$(72,463)	$416,261

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2023	September 30, 2022

Cash flows from operating activities
Net income	$62,187,000	$39,260,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	8,857,000	9,855,000
Provision for credit losses	5,900,000	3,500,000
Stock-based compensation expense	2,505,000	2,398,000
Stock grants to directors for retainer fee	317,000	347,000
Proceeds from sales of mortgage loans held for sale	143,323,000	195,374,000
Origination of mortgage loans held for sale	(144,886,000)	(186,881,000)
Net gain from sales of mortgage loans held for sale	(5,043,000)	(6,787,000)
Net gain from sales and valuation write-downs of foreclosed assets	(391,000)	(47,000)
Net loss from sales and valuation write-downs of former bank premises	2,000	275,000
Net loss (gain) from sales and write-downs of fixed assets	369,000	(18,000)
Earnings on bank owned life insurance	(1,224,000)	(1,310,000)
Net gain on instruments designated at fair value and related derivatives	(21,000)	(149,000)
Net change in:
Accrued interest receivable	(4,131,000)	(4,677,000)
Other assets	(13,015,000)	(407,000)
Accrued interest payable and other liabilities	19,163,000	32,060,000
Net cash from operating activities	73,912,000	82,793,000

Cash flows from investing activities
Loan originations and payments, net	(188,007,000)	(426,842,000)
Purchases of securities available for sale	(13,017,000)	(91,200,000)
Proceeds from maturities, calls and repayments of securities available for sale	12,856,000	13,262,000
Proceeds from sales of foreclosed assets	452,000	47,000
Proceeds from sales of former bank premises	598,000	2,994,000
Purchases of Federal Home Loan Bank stock	(3,792,000)	0
Proceeds from Federal Home Loan Bank stock redemption	0	281,000
Proceeds from bank owned life insurance death benefits claim	0	628,000
Net purchases of premises and equipment and lease activity	(6,141,000)	(2,166,000)
Net cash for investing activities	(197,051,000)	(502,996,000)

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2023	September 30, 2022

Cash flows from financing activities
Net (decrease) increase in time deposits	282,296,000	(53,239,000)
Net decrease in all other deposits	(94,372,000)	(183,869,000)
Net (decrease) increase in securities sold under agreements to repurchase	(30,258,000)	1,142,000
Maturities of Federal Home Loan Bank advances	(50,353,000)	(64,000,000)
Proceeds from Federal Home Loan Bank advances	200,000,000	28,263,000
Net proceeds from subordinated notes issuance	0	14,645,000
Proceeds from stock option exercises, net of cashless exercises	0	36,000
Employee stock purchase plan	33,000	33,000
Dividend reinvestment plan	670,000	653,000
Payment of cash dividends to common shareholders	(15,662,000)	(14,607,000)
Net cash (for) from financing activities	292,354,000	(270,943,000)

Net change in cash and cash equivalents	169,215,000	(691,146,000)
Cash and cash equivalents at beginning of period	96,772,000	975,160,000
Cash and cash equivalents at end of period	$265,987,000	$284,014,000

Supplemental disclosures of cash flows information
Cash paid during the period for:
Interest	$48,664,000	$15,372,000
Federal income tax	18,590,000	6,000,000
Noncash financing and investing activities:
Transfers from premises and equipment to other assets	0	2,847,000
Transfers from bank premises to other real estate owned	600,000	0
Transfers from loans to foreclosed assets	112,000	0

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the nine months ended September 30, 2023 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank (“our bank”) and our bank’s subsidiaries, Mercantile Insurance Center, Inc. and Mercantile Community Partners. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended September 30, 2023 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2022.

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

Approximately 345,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three and nine months ended September 30, 2023. Stock options for 5,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three and nine months ended September 30, 2023.

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

Changes in the allowance are recorded as provisions for (or reversals of) credit loss expense. Losses are charged against the allowance when the collectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2023, and December 31, 2022, there was no allowance related to the available for sale debt securities portfolio.

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

Loans: Loans that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Net unamortized deferred loan fees/(costs) amounted to ($2.4) million and ($1.0) million at September 30, 2023, and December 31, 2022, respectively.

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. As of September 30, 2023 and December 31, 2022, we determined that the fair value of our mortgage loans held for sale totaled $10.2 million and $3.6 million, respectively.

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

We recorded a provision expense of $5.9 million during the first nine months of 2023, generally reflecting allocations necessitated by net loan growth and adjustments to historical loss information to better represent our expectations for future credit losses.  Changes to qualitative factors included a reduction of the historical loss information factor which coincided with adjustments to historical loss information and an allocation considering local economic conditions, particularly the potential impacts of the United Auto Workers strike against the three Detroit-based auto manufacturers.  A higher reserve balance for residential mortgage loans stemming from slower principal prepayment rates and the resulting extended average life of the portfolio also impacted provision expense during the first nine months of 2023.  Net changes in specific reserve balances reduced the reserve balance $0.9 million, while updated economic forecasts resulted in a $0.1 million reduction during the first nine months of 2023.

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

Our loan portfolio segments as of September 30, 2023 and December 31, 2022 were as follows:

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

Subsequent to the end of the forecast period, we revert to historical loan data based on an ongoing evaluation of each economic forecast in relation to then current economic conditions as well as any developing loan loss activity and resulting historical data. As of September 30, 2023 and December 31, 2022, we used a one-year reasonable and supportable economic forecast period, with a six-month straight-line reversion period for all loan segments.

We are not required to develop and use our own economic forecast model, and elected to utilize economic forecasts from third-party providers that analyze and develop forecasts of the economy for the entire United States at least quarterly. The economic forecasts used for our September 30, 2023 allowance calculation reflected a decrease in our allowance balance of $0.1 million compared to the forecasts used for our December 31, 2022 allowance calculation. Our methodology does provide for a potential qualitative factor that can be used in the event of local or regional conditions that depart from the conditions and forecasts for the entire country.

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

Mortgage Banking Activities: Mortgage loans serviced for others totaled $1.39 billion and $1.38 billion as of September 30, 2023 and December 31, 2022, respectively. Mortgage loan servicing rights are recognized as assets based on the allocated value of retained servicing rights on mortgage loans sold. Mortgage loan servicing rights are carried at the lower of amortized cost or fair value and are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights using groupings of the underlying mortgage loans as to interest rates. Any impairment of a grouping is reported as a valuation allowance.

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

Changes in the fair value of derivatives that are designated, for accounting purposes, as a hedge of the variability of cash flows to be received on various assets and liabilities and are effective are reported in other comprehensive income. They are later reclassified into earnings in the same periods during which the hedged transaction affects earnings and are included in the line item in which the hedged cash flows are recorded. If hedge accounting does not apply, changes in the fair value of derivatives are recognized immediately in current earnings as interest income or expense. We had no derivative instruments designated as hedges as of September 30, 2023, and December 31, 2022.

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

The following table depicts our sources of noninterest income presented in the Consolidated Statements of Income that are scoped within Topic 606:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Service charges on deposit and sweep accounts	$1,370,000	$1,579,000	$3,411,000	$4,489,000
Credit and debit card fees	2,232,000	2,086,000	6,717,000	6,101,000
Payroll processing	591,000	533,000	1,908,000	1,635,000
Customer service fees	205,000	210,000	612,000	654,000

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.    SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2023
U.S. Government agency debt obligations	$452,330,000	$0	$(68,251,000)	$384,079,000
Mortgage-backed securities	35,699,000	2,000	(7,685,000)	28,016,000
Municipal general obligation bonds	166,922,000	33,000	(13,530,000)	153,425,000
Municipal revenue bonds	30,004,000	14,000	(3,733,000)	26,285,000
Other investments	500,000	0	0	500,000

	$685,455,000	$49,000	$(93,199,000)	$592,305,000

December 31, 2022
U.S. Government agency debt obligations	$453,836,000	$0	$(65,092,000)	$388,744,000
Mortgage-backed securities	38,002,000	19,000	(6,068,000)	31,953,000
Municipal general obligation bonds	163,041,000	450,000	(9,058,000)	154,433,000
Municipal revenue bonds	30,267,000	102,000	(3,063,000)	27,306,000
Other investments	500,000	0	0	500,000

	$685,646,000	$571,000	$(83,281,000)	$602,936,000

Securities with unrealized losses at September 30, 2023 and  December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2023
U.S. Government agency debt obligations	$2,679,000	$1,124,000	$381,400,000	$67,127,000	$384,079,000	$68,251,000
Mortgage-backed securities	26,231,000	7,558,000	1,604,000	127,000	27,835,000	7,685,000
Municipal general obligation bonds	33,136,000	2,992,000	115,872,000	10,538,000	149,008,000	13,530,000
Municipal revenue bonds	6,710,000	1,043,000	18,066,000	2,690,000	24,776,000	3,733,000

	$68,756,000	$12,717,000	$516,942,000	$80,482,000	$585,698,000	$93,199,000

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

At September 30, 2023, 809 debt securities with estimated fair values totaling $586 million had unrealized losses aggregating $93.2 million. At December 31, 2022, 732 debt securities with estimated fair values totaling $573 million had unrealized losses aggregating $83.3 million. At September 30, 2023, unrealized losses aggregating $75.9 million were attributable to bonds issued or guaranteed by agencies of the U.S. Federal Government, while unrealized losses totaling $17.3 million were associated with bonds issued by state-based municipalities. For available for sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the debt security’s amortized cost basis is written down to fair value through income with the establishment of an allowance. For debt securities available for sale that do not meet the aforementioned criteria, we evaluate whether any decline in fair value is due to credit loss factors. In making this assessment, we consider any changes to the rating of the security by a rating agency and adverse conditions specifically related to the issuer of the security, among other factors.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.    SECURITIES (Continued)

The amortized cost and fair value of debt securities at September 30, 2023, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

	Weighted
	Average	Amortized	Fair
	Yield	Cost	Value

Due in 2023	0.35%	$10,635,000	$10,560,000
Due in 2024 through 2028	1.32	319,456,000	289,600,000
Due in 2029 through 2033	2.02	278,377,000	227,860,000
Due in 2034 and beyond	3.68	40,788,000	35,769,000
Mortgage-backed securities	2.18	35,699,000	28,016,000
Other investments	8.42	500,000	500,000

Total available for sale securities	1.78%	$685,455,000	$592,305,000

No securities were sold during the first nine months of 2023 or the full-year 2022.

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $197 million and $193 million at September 30, 2023 and  December 31, 2022, respectively, with estimated market values of $180 million and $182 million at the respective dates. We had no securities issued by all other states and their political subdivisions as of September 30, 2023, and December 31, 2022. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligation securities that are pledged to secure repurchase agreements was $164 million and $194 million at September 30, 2023, and December 31, 2022, respectively. The carrying value of U.S. Government agency debt obligation securities that are pledged to deposits was $96.5 million at September 30, 2023; we had no securities pledged to deposits as of December 31, 2022.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES

Our total loans at September 30, 2023 were $4.10 billion compared to $3.92 billion at December 31, 2022, an increase of $188 million, or 4.8%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at September 30, 2023 and  December 31, 2022, and the percentage change in loans from the end of 2022 to the end of the third quarter of 2023, are as follows:

					Percent
	September 30, 2023		December 31, 2022		Increase
	Balance	%	Balance	%	(Decrease)

Commercial:
Commercial and industrial	$1,166,187,000	28.4%	$1,185,083,000	30.3%	(1.6)%
Vacant land, land development, and residential construction	72,921,000	1.7	61,873,000	1.6	17.9
Real estate – owner occupied	671,083,000	16.4	639,192,000	16.3	5.0
Real estate – non-owner occupied *	1,000,411,000	24.4	979,214,000	25.0	2.2
Real estate – multi-family and residential rental *	308,229,000	7.5	266,468,000	6.8	15.7
Total commercial	3,218,831,000	78.4	3,131,830,000	80.0	2.8

Retail:
1-4 family mortgages	854,175,000	20.8	755,036,000	19.3	13.1
Other consumer loans	31,370,000	0.8	29,753,000	0.7	5.4
Total retail	885,545,000	21.6	784,789,000	20.0	12.8

Total loans	$4,104,376,000	100.0%	$3,916,619,000	100.0%	4.8%

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

Nonperforming loans as of September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
	2023	2022

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	5,889,000	7,728,000

Total nonperforming loans	$5,889,000	$7,728,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The recorded principal balance of nonperforming loans was as follows:

	September 30,	December 31,
	2023	2022
Commercial:
Commercial and industrial	$3,288,000	$6,024,000
Vacant land, land development, and residential construction	0	0
Real estate – owner occupied	738,000	248,000
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	4,026,000	6,272,000

Retail:
1-4 family mortgages	1,863,000	1,456,000
Other consumer loans	0	0
Total retail	1,863,000	1,456,000

Total nonperforming loans	$5,889,000	$7,728,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An age analysis of past due loans is as follows as of September 30, 2023:

							Recorded
			Greater				Balance
	30 – 59	60 – 89	Than 89				> 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing

Commercial:
Commercial and industrial	$4,000	$0	$249,000	$253,000	$1,165,934,000	$1,166,187,000	$0
Vacant land, land development, and residential construction	0	0	0	0	72,921,000	72,921,000	0
Real estate – owner occupied	0	0	70,000	70,000	671,013,000	671,083,000	0
Real estate – non- owner occupied	0	0	0	0	1,000,411,000	1,000,411,000	0
Real estate – multi-family and residential rental	0	0	0	0	308,229,000	308,229,000	0
Total commercial	4,000	0	319,000	323,000	3,218,508,000	3,218,831,000	0

Retail:
1-4 family mortgages	680,000	499,000	132,000	1,311,000	852,864,000	854,175,000	0
Other consumer loans	1,000	0	0	1,000	31,369,000	31,370,000	0
Total retail	681,000	499,000	132,000	1,312,000	884,233,000	885,545,000	0

Total past due loans	$685,000	$499,000	$451,000	$1,635,000	$4,102,741,000	$4,104,376,000	$0

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2022:

							Recorded
			Greater				Balance
	30 –59	60 –89	Than 89				> 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing

Commercial:
Commercial and industrial	$0	$5,705,000	$249,000	$5,954,000	$1,179,129,000	$1,185,083,000	$0
Vacant land, land development, and residential construction	0	0	0	0	61,873,000	61,873,000	0
Real estate – owner occupied	0	248,000	0	248,000	638,944,000	639,192,000	0
Real estate – non-owner occupied	0	0	0	0	979,214,000	979,214,000	0
Real estate – multi-family and residential rental	0	0	0	0	266,468,000	266,468,000	0
Total commercial	0	5,953,000	249,000	6,202,000	3,125,628,000	3,131,830,000	0

Retail:
1-4 family mortgages	1,334,000	88,000	116,000	1,538,000	753,498,000	755,036,000	0
Other consumer loans	15,000	1,000	0	16,000	29,737,000	29,753,000	0
Total retail	1,349,000	89,000	116,000	1,554,000	783,235,000	784,789,000	0

Total past due loans	$1,349,000	$6,042,000	$365,000	$7,756,000	$3,908,863,000	$3,916,619,000	$0

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on an internal watch list. Senior management and the Board of Directors review this list regularly. Fair value estimates of collateral on distressed lending relationships, as well as on foreclosed and repossessed assets, are reviewed periodically. We also have a process in place to monitor whether value estimates at each quarter-end are reflective of current market conditions. Our credit policies establish criteria for obtaining appraisals and determining internal value estimates. We may also adjust outside and internal valuations based on identifiable trends within our markets, such as recent sales of similar properties or assets, listing prices and offers received. In addition, we may discount certain appraised and internal value estimates to address distressed market conditions. Under CECL for collateral dependent loans in instances where the borrower is experiencing financial difficulties, we adopted the practical expedient to measure the allowance based on the fair value of collateral. The allowance is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral and the recorded principal balance. If the fair value of the collateral exceeds the recorded principal balance, no allowance is required. Collateral dependent loans, representing the entire amount of loans on nonaccrual, totaled $5.9 million and $7.7 million as of September 30, 2023 and December 31, 2022, respectively.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Nonaccrual loans as of September 30, 2023 were as follows:

	Amortized	Related
	Cost	Allowance
With no allowance recorded:
Commercial:
Commercial and industrial	$249,000	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	738,000	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	987,000	0

Retail:
1-4 family mortgages	1,366,000	0
Other consumer loans	0	0
Total retail	1,366,000	0

Total with no allowance recorded	$2,353,000	$0

With an allowance recorded:
Commercial:
Commercial and industrial	$3,039,000	$1,233,000
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	3,039,000	1,233,000

Retail:
1-4 family mortgages	497,000	192,000
Other consumer loans	0	0
Total retail	497,000	192,000

Total with an allowance recorded	$3,536,000	$1,425,000

Total nonaccrual loans:
Commercial	$4,026,000	$1,233,000
Retail	1,863,000	192,000
Total nonaccrual loans	$5,889,000	$1,425,000

No interest income was recognized on nonaccrual loans during the first nine months of 2023.

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3 .   LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table reflects amortized cost basis of loans and year-to-date loan charge-offs as of  September 30, 2023 based on year of origination (dollars in thousands):

								Revolving	Grand
	2023	2022	2021	2020	2019	Prior	Term Total	Loans	Total
Commercial:
Commercial and Industrial:
Grades 1 – 4	$94,356	$94,042	$100,652	$25,063	$7,012	$9,411	$330,536	$384,697	$715,233
Grades 5 – 7	112,012	67,379	32,543	19,118	7,629	154	238,835	180,387	419,222
Grades 8 – 9	3,674	2,439	296	0	0	0	6,409	25,323	31,732
Total	$210,042	$163,860	$133,491	$44,181	$14,641	$9,565	$575,780	$590,407	$1,166,187
Current year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$218	$218

Vacant Land, Land Development and Residential Construction:
Grades 1 – 4	$17,966	$15,813	$1,751	$2,832	$0	$287	$38,649	$0	$38,649
Grades 5 – 7	13,749	17,194	2,359	319	43	514	34,178	0	34,178
Grades 8 – 9	10	0	0	0	0	84	94	0	94
Total	$31,725	$33,007	$4,110	$3,151	$43	$885	$72,921	$0	$72,921
Current year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Owner Occupied:
Grades 1 – 4	$165,698	$117,923	$82,222	$49,528	$17,511	$16,968	$449,850	$456	$450,306
Grades 5 – 7	62,259	62,487	36,949	29,235	9,614	10,064	210,608	6,332	216,940
Grades 8 – 9	0	3,727	0	40	0	70	3,837	0	3,837
Total	$227,957	$184,137	$119,171	$78,803	$27,125	$27,102	$664,295	$6,788	$671,083
Current year-to-date gross write offs	$0	$14	$0	$0	$0	$40	$54	$0	$54

Real Estate – Non-Owner Occupied:
Grades 1 – 4	$92,790	$88,742	$113,072	$101,821	$28,307	$17,189	$441,921	$0	$441,921
Grades 5 – 7	162,540	126,362	128,389	96,612	6,553	26,013	546,469	0	546,469
Grades 8 – 9	0	6,507	5,514	0	0	0	12,021	0	12,021
Total	$255,330	$221,611	$246,975	$198,433	$34,860	$43,202	$1,000,411	$0	$1,000,411
Current year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Multi-Family and Residential Rental:
Grades 1 – 4	$20,509	$42,674	$61,279	$35,615	$4,974	$5,780	$170,831	$0	$170,831
Grades 5 – 7	52,733	53,171	4,985	9,727	2,783	1,735	125,134	0	125,134
Grades 8 – 9	11,250	0	0	1,014	0	0	12,264	0	12,264
Total	$84,492	$95,845	$66,264	$46,356	$7,757	$7,515	$308,229	$0	$308,229
Current year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Total Commercial	$809,546	$698,460	$570,011	$370,924	$84,426	$88,269	$2,621,636	$597,195	$3,218,831
Total Commercial current YTD gross write offs	$0	$14	$0	$0	$0	$40	$54	$218	$272

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

								Revolving	Grand
	2023	2022	2021	2020	2019	Prior	Term Total	Loans	Total
Retail:
1-4 Family Mortgages:
Performing	$104,955	$334,373	$235,394	$83,701	$10,833	$46,666	$815,922	$36,390	$852,312
Nonperforming	142	313	333	0	11	1,064	1,863	0	1,863
Total	$105,097	$334,686	$235,727	$83,701	$10,844	$47,730	$817,785	$36,390	$854,175
Current year-to-date gross write offs	$0	$136	$0	$0	$0	$239	$375	$138	$513

Other Consumer Loans:
Performing	$4,449	$2,954	$1,667	$542	$658	$336	$10,606	$20,764	$31,370
Nonperforming	0	0	0	0	0	0	0	0	0
Total	$4,449	$2,954	$1,667	$542	$658	$336	$10,606	$20,764	$31,370
Current year-to-date gross write offs	$2	$3	$0	$0	$0	$3	$8	$17	$25

Total Retail	$109,546	$337,640	$237,394	$84,243	$11,502	$48,066	$828,391	$57,154	$885,545
Total Retail Current YTD gross write offs	$2	$139	$0	$0	$0	$242	$383	$155	$538

Grand Total	$919,092	$1,036,100	$807,405	$455,167	$95,928	$136,335	$3,450,027	$654,349	$4,104,376
Grand Total Current YTD gross write offs	$2	$153	$0	$0	$0	$282	$437	$373	$810

There were no revolving loans converted to term loans during the first nine months of 2023.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table reflects amortized cost basis of loans as of December 31, 2022 based on year of origination (dollars in thousands):

								Revolving	Grand
	2022	2021	2020	2019	2018	Prior	Term Total	Loans	Total
Commercial:
Commercial and Industrial:
Grades 1 – 4	$115,494	$141,481	$43,961	$9,194	$3,230	$9,851	$323,211	$396,372	$719,583
Grades 5 – 7	151,783	47,030	31,697	8,870	569	93	240,042	210,363	450,405
Grades 8 – 9	3,784	249	0	0	48	29	4,110	10,985	15,095
Total	$271,061	$188,760	$75,658	$18,064	$3,847	$9,973	$567,363	$617,720	$1,185,083

Vacant Land, Land Development and Residential Construction:
Grades 1 – 4	$31,756	$6,196	$3,428	$0	$0	$331	$41,711	$0	$41,711
Grades 5 – 7	10,270	8,760	351	50	0	626	20,057	0	20,057
Grades 8 – 9	0	0	0	0	14	91	105	0	105
Total	$42,026	$14,956	$3,779	$50	$14	$1,048	$61,873	$0	$61,873

Real Estate – Owner Occupied:
Grades 1 – 4	$194,072	$113,528	$53,630	$19,670	$19,279	$6,162	$406,341	$0	$406,341
Grades 5 – 7	115,720	56,173	33,913	10,245	12,550	1,165	229,766	0	229,766
Grades 8 – 9	2,919	0	44	0	122	0	3,085	0	3,085
Total	$312,711	$169,701	$87,587	$29,915	$31,951	$7,327	$639,192	$0	$639,192

Real Estate – Non-Owner Occupied:
Grades 1 – 4	$121,281	$152,035	$89,125	$44,196	$10,079	$12,018	$428,734	$0	$428,734
Grades 5 – 7	176,217	142,645	133,163	35,200	13,456	37,399	538,080	0	538,080
Grades 8 – 9	6,712	5,688	0	0	0	0	12,400	0	12,400
Total	$304,210	$300,368	$222,288	$79,396	$23,535	$49,417	$979,214	$0	$979,214

Real Estate – Multi-Family and Residential Rental:
Grades 1 – 4	$39,342	$49,178	$36,348	$5,306	$3,082	$4,003	$137,259	$0	$137,259
Grades 5 – 7	56,018	47,474	19,666	3,162	2,557	283	129,160	0	129,160
Grades 8 – 9	0	0	0	0	0	49	49	0	49
Total	$95,360	$96,652	$56,014	$8,468	$5,639	$4,335	$266,468	$0	$266,468
Total Commercial	$1,025,368	$770,437	$445,326	$135,893	$64,986	$72,100	$2,514,110	$617,720	$3,131,830

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

								Revolving	Grand
	2022	2021	2020	2019	2018	Prior	Term Total	Loans	Total

Retail:
1-4 Family Mortgages:
Performing	$313,611	$242,950	$91,936	$12,094	$14,297	$41,622	$716,510	$37,070	$753,580
Nonperforming	142	82	0	0	203	1,029	1,456	0	1,456
Total	$313,753	$243,032	$91,936	$12,094	$14,500	$42,651	$717,966	$37,070	$755,036

Other Consumer Loans:
Performing	$4,349	$2,870	$1,040	$1,074	$395	$430	$10,158	$19,595	$29,753
Nonperforming	0	0	0	0	0	0	0	0	0
Total	$4,349	$2,870	$1,040	$1,074	$395	$430	$10,158	$19,595	$29,753
Total Retail	$318,102	$245,902	$92,976	$13,168	$14,895	$43,081	$728,124	$56,665	$784,789

Grand Total	$1,343,470	$1,016,339	$538,302	$149,061	$79,881	$115,181	$3,242,234	$674,385	$3,916,619

There were no revolving loans converted to term loans during 2022.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Activity in the allowance for credit losses during the three months and nine months ended September 30, 2023 is as follows (dollars in thousands):

		Commercial			Commercial
		vacant land,			real estate –
	Commercial	land development	Commercial	Commercial	multi-family		Other
	and	and residential	real estate –	real estate –	and	1-4 family	consumer
	industrial	reconstruction	owner occupied	non-owner occupied	residential rental	mortgages	loans	Unallocated	Total
Allowance for credit losses:
Balance at 6-30-23	$6,472	$304	$5,838	$8,689	$3,700	$19,498	$199	$21	$44,721
Provision for credit losses	2,500	31	627	564	(1,071)	726	(56)	(21)	3,300
Charge-offs	0	0	(40)	0	0	(201)	(2)	0	(243)
Recoveries	26	22	9	0	6	161	6	0	230
Ending balance	$8,998	$357	$6,434	$9,253	$2,635	$20,184	$147	$0	$48,008

Balance at 12-31-22	$10,203	$490	$5,914	$9,242	$2,191	$14,027	$160	$19	$42,246
Provision for credit losses	(1,123)	(167)	495	11	426	6,317	(40)	(19)	5,900
Charge-offs	(218)	0	(54)	0	0	(513)	(25)	0	(810)
Recoveries	136	34	79	0	18	353	52	0	672
Ending balance	$8,998	$357	$6,434	$9,253	$2,635	$20,184	$147	$0	$48,008

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Activity in the allowance for credit losses during the three months and nine months ended September 30, 2022 is as follows (dollars in thousands):

		Commercial			Commercial
		vacant land,			real estate –
	Commercial	land development	Commercial	Commercial	multi-family		Other
	and	and residential	real estate –	real estate –	and	1-4 family	consumer
	industrial	construction	owner occupied	non-owner occupied	residential rental	mortgages	loans	Unallocated	Total
Allowance for credit losses:
Balance at 6-30-22	$8,608	$446	$5,578	$9,249	$1,639	$10,267	$165	$22	$35,974
Provision for credit losses	1,110	21	372	(206)	77	1,530	(13)	9	2,900
Charge-offs	0	0	0	0	0	0	0	0	0
Recoveries	22	1	22	0	23	154	24	0	246
Ending balance	$9,740	$468	$5,972	$9,043	$1,739	$11,951	$176	$31	$39,120

Balance at 12-31-21	$10,782	$420	$6,045	$12,990	$2,006	$2,449	$626	$45	$35,363
Adoption of ASU 2016-13	(1,571)	(43)	(560)	(2,534)	(621)	5,395	(411)	(55)	(400)
Provision for credit losses	518	117	407	(1,413)	317	3,587	(74)	41	3,500
Charge-offs	(170)	(29)	0	0	0	(2)	(18)	0	(219)
Recoveries	181	3	80	0	37	522	53	0	876
Ending balance	$9,740	$468	$5,972	$9,043	$1,739	$11,951	$176	$31	$39,120

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents the period-end amortized cost basis of modifications to borrowers experiencing financial difficulty by type of modification made during the three months ended September 30, 2023:

	Interest Rate		Principal
	Reduction	Term Extension	Forgiveness
Commercial:
Commercial and industrial	$ 0	$ 0	$ 0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	$ 0	$ 0	$ 0

Retail:
1-4 family mortgages	0	0	0
Other consumer loans	0	0	0
Total retail	$ 0	$ 0	$ 0

Total loans	$ 0	$ 0	$ 0

The following table presents the period-end amortized cost basis of modifications to borrowers experiencing financial difficulty by type of modification made during the nine months ended September 30, 2023:

	Interest Rate		Principal
	Reduction	Term Extension	Forgiveness
Commercial:
Commercial and industrial	$ 0	$ 8,184,000	$ 0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	$ 0	$ 8,184,000	$ 0

Retail:
1-4 family mortgages	0	0	0
Other consumer loans	0	0	0
Total retail	$ 0	$ 0	$ 0

Total loans	$ 0	$ 8,184,000	$ 0

Loans listed under Term Extension were generally granted a series of short-term maturity extensions as part of workout process and associated forbearance agreements.

The following table presents the period-end amortized cost basis of loans that have been modified in the past twelve months to borrowers experiencing financial difficulty by payment status and loan segment:

		30 – 89 Days	90 + Days
	Current	Past Due	Past Due	Total
Commercial:
Commercial and industrial	$8,184,000	$0	$0	$8,184,000
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	0	0	0	0
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	$8,184,000	$0	$0	$8,184,000

Retail:
1-4 family mortgages	0	0	0	0
Other consumer loans	0	0	0	0
Total retail	$0	$0	$0	$0

Total loans	$8,184,000	$0	$0	$8,184,000

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

Activity for loans categorized as troubled debt restructurings during the three months ended  September 30, 2022 is as follows:

		Commercial
		Vacant Land,			Commercial
		Land			Real Estate -
		Development,	Commercial	Commercial	Multi-Family
	Commercial	and	Real Estate -	Real Estate -	and
	and	Residential	Owner	Non-Owner	Residential
	Industrial	Construction	Occupied	Occupied	Rental

Commercial Loan Portfolio:
Beginning Balance	$9,938,000	$0	$87,000	$139,000	$88,000
Charge-Offs	0	0	0	0	0
Payments (net)	(891,000)	0	(3,000)	(4,000)	(88,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	19,000	0	0	0	0
Ending Balance	$9,066,000	$0	$84,000	$135,000	$0

	Retail	Retail
	1-4 Family	Other Consumer
	Mortgages	Loans
Retail Loan Portfolio:
Beginning Balance	$2,339,000	$3,000
Charge-Offs	0	0
Payments (net)	(84,000)	(1,000)
Transfers to ORE	0	0
Net Additions/Deletions	289,000	0
Ending Balance	$2,544,000	$2,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during the nine months ended September 30, 2022 is as follows:

		Commercial
		Vacant Land,			Commercial
		Land			Real Estate -
		Development,	Commercial	Commercial	Multi-Family
	Commercial	and	Real Estate -	Real Estate -	and
	and	Residential	Owner	Non-Owner	Residential
	Industrial	Construction	Occupied	Occupied	Rental

Commercial Loan Portfolio:
Beginning Balance	$4,973,000	$0	$10,435,000	$146,000	$91,000
Charge-Offs	(95,000)	0	0	0	0
Payments (net)	(378,000)	0	(9,682,000)	(11,000)	(91,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	4,566,000	0	(669,000)	0	0
Ending Balance	$9,066,000	$0	$84,000	$135,000	$0

	Retail	Retail
	1-4 Family	Other Consumer
	Mortgages	Loans
Retail Loan Portfolio:
Beginning Balance	$627,000	$1,202,000
Charge-Offs	0	0
Payments (net)	(253,000)	(13,000)
Transfers to ORE	0	0
Net Additions/Deletions (1)	2,170,000	(1,187,000)
Ending Balance	$2,544,000	$2,000

(1)

Includes $1.2 million in the transfer of home equity lines of credit from other consumer loans to 1-4 family mortgages in association with the adoption of the CECL methodology effective January 1, 2022.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	September 30,	December 31,
	2023	2022

Land and improvements	$13,072,000	$13,532,000
Buildings	57,076,000	53,865,000
Furniture and equipment	24,658,000	22,941,000
	94,806,000	90,338,000
Less: accumulated depreciation	42,575,000	38,862,000

Premises and equipment, net	$52,231,000	$51,476,000

Depreciation expense totaled $1.5 million during the third quarters of both 2023 and 2022. Depreciation expense totaled $4.4 million during the first nine months of 2023, compared to $4.5 million during the first nine months of 2022.

We enter into facility leases in the normal course of business. As of September 30, 2023, we were under lease contracts for eleven of our banking facilities. The leases have maturity dates ranging from February, 2024 through December, 2029, with a weighted average life of 2.2 years as of September 30, 2023. All of our leases have multiple three- to five-year extensions; however, these were not factored in the lease maturities and weighted average lease term as it was not reasonably certain we would exercise the options on the dates we entered into the lease agreements.

Leases are classified as either operating or finance leases at the lease commencement date, with all of our current leases determined to be operating leases. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term, while lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date at the estimated present value of lease payments over the lease term. We use our incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments. The weighted average discount rate for leases was 5.9% as of September 30, 2023.

The right-of-use assets, included in premises and equipment, net on our Consolidated Balance Sheets, and the lease liabilities, included in other liabilities on our Consolidated Balance Sheets, totaled $4.0 million and $3.5 million as of September 30, 2023, and December 31, 2022, respectively. As permitted by applicable accounting standards, we have elected not to recognize short-term leases with original terms of twelve months or less on our Consolidated Balance Sheet. Total operating lease expense associated with the leases aggregated $0.4 million and $0.2 million during the third quarters of 2023 and 2022, respectively, and $1.3 million and $0.6 million during the first nine months of 2023 and 2022, respectively.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    PREMISES AND EQUIPMENT, NET (Continued)

Future lease payments were as follows as of September 30, 2023:

2023	$354,000
2024	1,210,000
2025	721,000
2026	612,000
2027	553,000
Thereafter	1,696,000
Total undiscounted lease payments	5,146,000
Less effect of discounting	(1,147,000)
Present value of future lease payments (lease liability)	$3,999,000

5.    DEPOSITS

Our total deposits at September 30, 2023 totaled $3.90 billion, an increase of $188 million, or 5.1%, from December 31, 2022. The components of our outstanding balances at September 30, 2023 and  December 31, 2022, and percentage change in deposits from the end of 2022 to the end of the third quarter of 2023, are as follows:

					Percent
	September 30, 2023		December 31, 2022		Increase
	Balance	%	Balance	%	(Decrease)

Noninterest-bearing checking	$1,309,672,000	33.6%	$1,604,750,000	43.2%	(18.4)%
Interest-bearing checking	670,843,000	17.2	575,028,000	15.5	16.7
Money market	976,348,000	25.0	776,723,000	20.9	25.7
Savings	286,868,000	7.4	381,602,000	10.3	(24.8)
Time, under $100,000	155,511,000	4.0	113,099,000	3.0	37.5
Time, $100,000 and over	390,213,000	10.0	261,609,000	7.1	49.2
Total local deposits	3,789,455,000	97.2	3,712,811,000	100.0	2.1

Out-of-area time, $100,000 and over	111,280,000	2.8	0	0.0	N/A

Total deposits	$3,900,735,000	100.0%	$3,712,811,000	100.0%	5.1%

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements follows:

	Nine Months Ended	Twelve Months Ended
	September 30, 2023	December 31, 2022

Outstanding balance at end of period	$164,082,000	$194,340,000
Average interest rate at end of period	0.74%	0.75%

Average daily balance during the period	$211,680,000	$200,499,000
Average interest rate during the period	1.22%	0.15%

Maximum daily balance during the period	$269,324,000	$235,577,000

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

7.    FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES

FHLBI bullet advances totaled $430 million at September 30, 2023, and were scheduled to mature at varying dates from October 2023 through June 2028, with fixed rates of interest from 0.55% to 5.05% and averaging 2.80%. FHLBI bullet advances totaled $280 million at December 31, 2022, and were scheduled to mature at varying dates from January 2023 through June 2027, with fixed rates of interest from 0.55% to 3.13% and averaging 1.84%.

Maturities of FHLBI bullet advances as of September 30, 2023 were as follows:

2023	$30,000,000
2024	90,000,000
2025	80,000,000
2026	80,000,000
2027	90,000,000
Thereafter	60,000,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES (Continued)

FHLBI amortizing advances totaled $27.9 million as of September 30, 2023, with an average rate of 2.52% and with final maturities in 2042. FHLBI amortizing advances totaled $28.3 million as of December 31, 2022, with an average rate of 2.52% and with final maturities in 2042. FHLBI amortizing advances are obtained periodically to assist in managing interest rate risk associated with certain longer-term fixed rate commercial loans, with annual principal payments that closely align with the scheduled amortization of the underlying commercial loans.

Scheduled principal payments on FHLBI amortizing advances as of  September 30, 2023 were as follows:

2023	$0
2024	826,000
2025	862,000
2026	899,000
2027	938,000
Thereafter	24,385,000

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank under a blanket lien arrangement. Our borrowing line of credit as of  September 30, 2023 totaled $888 million, with remaining availability based on collateral of $424 million.

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.    COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

For commercial lines of credit, retail lines of credit and credit card average outstanding balances, we determined allowance requirements by calculating the difference between the average percent outstanding of the funded commitments over the past several years to actual percent outstanding at the end of the period and applying the respective expected loss allocation factors to the difference as this difference represents the average of unfunded commitments we expect to eventually be drawn upon. The calculated allowance aggregated $0.7 million and $0.1 million as of September 30, 2023 and December 31, 2022, respectively. We do not reserve for residential mortgage construction loans, as the loans are for one year or less and draws are governed by the receipt and satisfactory review of contractor and subcontractor sworn statements, lien waivers and title insurance company endorsements. Letters of credit are rarely drawn.

At September 30, 2023, and December 31, 2022, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at September 30, 2023 and  December 31, 2022 is as follows:

	September 30,	December 31,
	2023	2022

Commercial unused lines of credit	$1,603,414,000	$1,283,703,000
Unused lines of credit secured by 1–4 family residential properties	74,130,000	71,972,000
Credit card unused lines of credit	135,886,000	123,687,000
Other consumer unused lines of credit	58,486,000	75,747,000
Commitments to make loans	287,510,000	329,646,000
Standby letters of credit	19,367,000	23,539,000
	$2,178,793,000	$1,908,294,000

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.    DERIVATIVES AND HEDGING ACTIVITIES (Continued)

The fair values of derivative instruments as of September 30, 2023, are reflected in the following table.

		Balance Sheet
	Notional Amount	Location	Fair Value

Derivative Assets
Interest rate swaps	$591,790,000	Other Assets	$35,060,000

Derivative Liabilities
Interest rate swaps	591,790,000	Other Liabilities	35,242,000

The effect of interest rate swaps that are not designated as hedging instruments resulted in income of $0.1 million during the first nine months of 2023 that was recorded in other noninterest expense on our Consolidated Statements of Income. The fair value of interest rate swaps in a liability position, which includes accrued interest, was $35.2 million as of September 30, 2023. We have master netting arrangements with our correspondent banks that allow us to net receivables and payables. The netting agreement also allows us to net related cash collateral received and transferred up to the fair value exposure amount. We have elected to not offset these transactions on the Consolidated Balance Sheets. As of September 30, 2023, the gross amount of derivative assets subject to master netting agreements presented on the Consolidated Balance Sheets was $34.7 million, while cash collateral reflecting cash requirements from our counterparties to us totaled $36.1 million, providing for an over-collateralized position on the Consolidated Balance Sheets of $1.4 million. As of September 30, 2023, the gross amount of derivative liabilities subject to master netting agreements presented on the Consolidated Balance Sheets was $0.3 million, while cash collateral reflecting cash requirements from us to our counterparties totaled $0.3 million, and the net amount of derivative liabilities not offset on the Consolidated Balance Sheets was less than $0.1 million. Cash collateral amounts, which are based on daily fair value calculations, are adjusted daily if fair value changes exceed an aggregate of $250,000. Interest rate swaps entered into with commercial loan customers had notional amounts aggregating $592 million as of September 30, 2023. Associated credit exposure is generally mitigated by securing the interest rates swaps with the underlying collateral of the loan instruments.

The fair values of derivative instruments as of December 31, 2022, are reflected in the following table.

		Balance Sheet
	Notional Amount	Location	Fair Value

Derivative Assets
Interest rate swaps	$401,572,000	Other Assets	$25,697,000

Derivative Liabilities
Interest rate swaps	401,572,000	Other Liabilities	25,900,000

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	Level in	September 30, 2023		December 31, 2022
	Fair
	Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Values	Values	Values	Values
Financial assets:
Cash and cash equivalents	Level 1	$265,987	$265,987	$96,772	$96,772
Securities available for sale	(1)	592,305	592,305	602,936	602,936
FHLBI stock	(2)	21,513	21,513	17,721	17,721
Loans, net	Level 3	4,056,368	3,953,468	3,874,373	3,800,042
Mortgage loans held for sale	Level 2	10,171	10,246	3,565	3,643
Mortgage servicing rights	Level 3	11,391	19,451	11,837	17,727
Accrued interest receivable	Level 2	19,607	19,607	15,476	15,476
Interest rate swaps	Level 2	35,060	35,060	25,697	25,697

Financial liabilities:
Deposits	Level 2	3,900,735	3,558,860	3,712,811	3,379,403
Repurchase agreements	Level 2	164,082	164,082	194,340	194,340
FHLBI advances	Level 2	457,910	434,992	308,263	292,044
Subordinated debentures	Level 2	49,473	56,009	48,958	49,531
Subordinated notes	Level 2	88,885	77,528	88,628	75,024
Accrued interest payable	Level 2	7,218	7,218	3,223	3,223
Interest rate swaps	Level 2	35,242	35,242	25,900	25,900

(1)	See Note 11 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.

(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions; therefore, fair value is estimated at carrying amount.

Carrying amount is the estimated fair value for cash and cash equivalents, FHLBI stock, accrued interest receivable and payable, noninterest-bearing checking accounts and securities sold under agreements to repurchase. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. Fair value for loans is based on an exit price model as required by ASU 2016-01, taking into account inputs such as discounted cash flows, probability of default and loss given default assumptions. As of December 31, 2022, the fair value for deposit accounts other than noninterest-bearing checking accounts is based on discounted cash flows using current market rates applied to the estimated life, while as of September 30, 2023, the fair value only for time deposits is based on discounted cash flows using current market rates applied to the estimated life. The fair value of mortgage servicing rights is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The fair values of subordinated debentures, subordinated notes, and FHLBI advances are based on current rates for similar financing. The fair values of interest rate swaps are based on discounted cash flows using forecasted yield curves, along with insignificant unobservable inputs, such as borrower credit spreads. The fair value of other off-balance sheet items is estimated to be nominal.

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

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency debt obligations, mortgage-backed securities issued or guaranteed by U.S. Government agencies, and municipal general obligation and revenue bonds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information that becomes known to us necessitates an impairment. There was no such impairment as of September 30, 2023, or December 31, 2022. We have no Level 1 securities available for sale.

Derivatives. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves. Insignificant unobservable inputs, such as borrower credit spreads, are also utilized.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.  FAIR VALUES (Continued)

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of September 30, 2023 and December 31, 2022, we determined the fair value of our mortgage loans held for sale to be $10.2 million and $3.6 million, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of  September 30, 2023 are as follows:

		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$384,079,000	$0	$384,079,000	$0
Mortgage-backed securities	28,016,000	0	28,016,000	0
Municipal general obligation bonds	153,425,000	0	152,885,000	540,000
Municipal revenue bonds	26,285,000	0	26,285,000	0
Other investments	500,000	0	500,000	0
Interest rate swaps	35,060,000	0	35,060,000	0
Total assets	$627,365,000	$0	$626,825,000	$540,000

Interest rate swaps	35,242,000	0	35,242,000	0
Total liabilities	$35,242,000	$0	$35,242,000	$0

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.  FAIR VALUES (Continued)

There were no sales, purchases or transfers in or out of Level 3 during the first nine months of 2023. The $0.1 million reduction in Level 3 municipal general obligation bonds during the first nine months of 2023 reflects the scheduled maturities of such bonds.

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 are as follows:

		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$388,744,000	$0	$388,744,000	$0
Mortgage-backed securities	31,953,000	0	31,953,000	0
Municipal general obligation bonds	154,433,000	0	153,855,000	578,000
Municipal revenue bonds	27,306,000	0	27,306,000	0
Other investments	500,000	0	500,000	0
Interest rate swaps	25,697,000	0	25,697,000	0
Total assets	$628,633,000	$0	$628,055,000	$578,000

Interest rate swaps	25,900,000	0	25,900,000	0
Total liabilities	$25,900,000	$0	$25,900,000	$0

There were no sales, purchases or transfers in or out of Level 3 during 2022. The $0.1 million reduction in Level 3 municipal general obligation bonds during 2022 reflects the scheduled maturities of such bonds.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2023 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Collateral dependent loans	$3,346,000	$0	$0	$3,346,000
Foreclosed assets	51,000	0	0	51,000
Total	$3,397,000	$0	$0	$3,397,000

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. As of September 30, 2023 and December 31, 2022, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since September 30, 2023, that we believe have changed our bank’s categorization.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.  REGULATORY MATTERS (Continued)

Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Total capital (to risk weighted assets)
Consolidated	$692,252	14.1%	$392,930	8.0%	NA	NA
Bank	675,953	13.8	392,745	8.0	490,931	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	554,634	11.3	294,697	6.0	NA	NA
Bank	627,220	12.8	294,559	6.0	392,745	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	507,235	10.3	221,023	4.5	NA	NA
Bank	627,220	12.8	220,919	4.5	319,105	6.5
Tier 1 capital (to average assets)
Consolidated	554,634	10.6	208,523	4.0	NA	NA
Bank	627,220	12.0	208,432	4.0	260,540	5.0

December 31, 2022
Total capital (to risk weighted assets)
Consolidated	$634,729	14.0%	$362,675	8.0%	NA	NA
Bank	618,709	13.7	362,490	8.0	453,112	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	503,855	11.1	272,007	6.0	NA	NA
Bank	576,463	12.7	271,868	6.0	362,490	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	456,970	10.1	204,005	4.5	NA	NA
Bank	576,463	12.7	203,901	4.5	294,523	6.5
Tier 1 capital (to average assets)
Consolidated	503,855	10.1	199,647	4.0	NA	NA
Bank	576,463	11.6	199,563	4.0	249,453	5.0

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.  REGULATORY MATTERS (Continued)

Our consolidated capital levels as of September 30, 2023 and December 31, 2022 include $47.4 million and $46.9 million, respectively, of trust preferred securities. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of September 30, 2023 and December 31, 2022, all $47.4 million and $46.9 million, respectively, of the trust preferred securities were included in our consolidated Tier 1 capital.

Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of September 30, 2023, our bank meets all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 12, 2023, our Board of Directors declared a cash dividend on our common stock in the amount of $0.33 per share that was paid on March 15, 2023 to shareholders of record as of March 3, 2023. On April 13, 2023, our Board of Directors declared a cash dividend on our common stock in the amount of $0.33 per share that was paid on June 14, 2023, to shareholders of record as of June 2, 2023. On July 13, 2023, our Board of Directors declared a cash dividend on our common stock in the amount of $0.34 per share that was paid on September 13, 2023, to shareholders of record as of September 1, 2023.

As of September 30, 2023, we had the ability to repurchase up to $6.8 million in common stock shares from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations as part of a $20.0 million common stock repurchase program announced in May 2021. No shares were repurchased during the first nine months of 2023. Historically, stock repurchases have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank. The actual timing, number and value of shares repurchased will be determined by us in our discretion and will depend on a number of factors, including the stock price, capital position, financial performance, general market and economic conditions, alternative uses of capital and applicable legal requirements.

13.  SUBSEQUENT EVENTS

On October 12, 2023, our Board of Directors declared a cash dividend on our common stock in the amount of $0.34 per share that will be paid on December 13, 2023, to shareholders of record as of December 1, 2023.

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

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Bank (“our bank”) and our bank’s subsidiaries, Mercantile Insurance Center, Inc., and Mercantile Community Partners, at September 30, 2023 and December 31, 2022 and the results of operations for the three months and nine months ended September 30, 2023 and September 30, 2022. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

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

MERCANTILE BANK CORPORATION

Financial Overview

We reported net income of $20.9 million, or $1.30 per diluted share, for the third quarter of 2023, compared with net income of $16.0 million, or $1.01 per diluted share, during the third quarter of 2022. Net income for the first nine months of 2023 totaled $62.2 million, or $3.89 per diluted share, compared to $39.3 million, or $2.48 per diluted share, during the first nine months of 2022. The improved operating results were in large part driven by higher net interest income stemming from a higher net interest margin and ongoing loan growth, and continued strength in loan quality metrics providing for limited provision expense.

Commercial loans increased $87.0 million during the first nine months of 2023, providing for an annualized growth rate of about 4%. While we experienced strong loan funding activities, the full pay-offs and partial paydowns of certain larger commercial lending relationships, primarily reflecting customers selling assets, refinancing debt on the secondary market, and using excess cash flows generated within their operations to make unscheduled principal payments and line of credit reductions, aggregated $246 million during the first nine months of 2023. As a percentage of total commercial loans, commercial and industrial loans and owner occupied commercial real estate (“CRE”) loans combined equaled 57.1% as of September 30, 2023, compared to 58.2% as of December 31, 2022. The new commercial loan pipeline remains strong, and at September 30, 2023, we had $379 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase.

Residential mortgage loans, excluding home equity lines of credit, increased $99.9 million during the first nine months of 2023, providing for an annualized growth rate of about 19%. With increased residential mortgage loan rates during 2022 and the first nine months of 2023, we have witnessed a shift in borrowers primarily selecting adjustable rate residential mortgage loans compared to fixed rate residential mortgage loans in the previous couple of years. Generally, we sell fixed rate residential mortgage loans to third-party investors, while we maintain adjustable rate residential mortgage loans on our balance sheet. During the first nine months of 2023, approximately 49% of our residential mortgage loan production was comprised of longer-term fixed rate loans, compared to nearly 36% in 2022 and approximately 68% in 2021. The shift in production mix has resulted in residential mortgage loans comprising a larger percentage of total loans, increasing from about 13% at year-end 2021 to about 20% as of September 30, 2023. The shift in product mix also impacts the timing of revenue recognition; it takes an estimated 24 months for the amount of interest income earned on a residential mortgage loan that is retained on our balance sheet to approximate the amount of the immediately recorded gain on sale of a residential mortgage loan that has been sold to an investor.

The overall quality of our loan portfolio remains strong, with nonperforming loans equaling only 0.14% of total loans as of September 30, 2023. Accruing loans past due 30 to 89 days remain very low, and foreclosed properties totaled less than $0.1 million as of September 30, 2023. Gross loan charge-offs totaled $0.8 million during the first nine months of 2023, while recoveries of prior period loan charge-offs aggregated $0.7 million.

We recorded a provision expense of $5.9 million during the first nine months of 2023, generally reflecting allocations necessitated by net loan growth and adjustments to historical loss information to better represent our expectations for future credit losses.  Changes to qualitative factors included a reduction of the historical loss information factor which coincided with adjustments to historical loss information and an allocation considering local economic conditions, particularly the potential impacts of the United Auto Workers strike against the three Detroit-based auto manufacturers.  A higher reserve balance for residential mortgage loans stemming from slower principal prepayment rates and the resulting extended average life of the portfolio also impacted provision expense during the first nine months of 2023.  Net changes in specific reserve balances reduced the reserve balance $0.9 million, while updated economic forecasts resulted in a $0.1 million reduction during the first nine months of 2023.

MERCANTILE BANK CORPORATION

Interest-earning deposits, primarily consisting of funds deposited at the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate risk sensitivity. During the first nine months of 2023, the average balance of these funds equaled $102 million, or 2.2% of average earning assets, compared to $535 million, or 11.2% of average earning assets, during the first nine months of 2022. Typically, we maintain interest-earning deposits at approximately $75 million, or about 2% of average earning assets. The elevated level during the first nine months of 2022 primarily reflected increased local deposits stemming from Covid-19-related federal government stimulus payments and reduced business and consumer investing and spending during 2021 and into 2022. The level of interest-earning deposits was on a declining trend throughout 2022 as excess monies were used to fund loan growth and securities purchases, as well as out-of-area deposit and Federal Home Loan Bank of Indianapolis (“FHLBI”) advance maturities. We also experienced a decline in local deposits throughout 2022. Interest-earning deposits totaled $34.9 million at year-end 2022.

Interest-earning deposits totaled $201 million as of September 30, 2023, an increase of $167 million from December 31, 2022, and approximately $100 million higher than the average balance during the first nine months of 2023. We obtained $111 million in brokered deposits and $90.0 million in FHLBI advances during the second quarter of 2023, combined with $70.0 million in FHLBI advances during the first quarter of 2023, to offset the impact of loan fundings and net deposit withdrawals during the first half of 2023, and to rebuild our on-balance sheet liquidity position.  We experienced deposit growth, net of a large transfer from a sweep account to a deposit account, of approximately $100 million during the third quarter of 2023.  We did not obtain any additional brokered deposits or FHLBI advances during the third quarter of 2023.

Total deposits and sweep accounts increased $158 million during the first nine months of 2023, totaling $4.06 billion at September 30, 2023. Local deposits and sweep accounts increased $46.4 million, while out-of-area deposits increased $111 million.

Net interest income increased $6.6 million and $37.3 million during the third quarter and first nine months of 2023, respectively, compared to the respective time periods in 2022. Interest income was $23.0 million and $74.0 million higher during the third quarter and first nine months of 2023, respectively, when compared to the same time periods in 2022, in large part reflecting an increasing rate environment and ongoing loan growth. Interest expense was $16.4 million and $36.7 million higher during the third quarter and first nine months of 2023, respectively, when compared to the respective time periods in 2022, primarily reflecting an increasing interest rate environment.

Noninterest income increased $2.0 million and decreased $0.5 million during the third quarter and first nine months of 2023, respectively, compared to the respective time periods in 2022. Mortgage banking income increased $1.0 million during the respective third quarter periods, while declining $1.2 million during the respective nine month periods, in large part reflecting changes in the volume of refinance activity and residential mortgage loans sold during the various time periods. We continued to record growth in treasury management-related fee income categories, such as credit and debit card income and payroll processing, while service charges on accounts declined due to increased earnings credit rates on noninterest-bearing checking accounts.

Noninterest expense increased $2.1 million and $5.9 million during the third quarter and first nine months of 2023, respectively, compared to the respective time periods in 2022. The increased costs primarily resulted from higher compensation and benefit costs, increased Federal Deposit Insurance Corporation ("FDIC") insurance assessments reflecting the industry-wide adjustments effective January 1, 2023, and higher interest rate swap cash collateral holding costs.

Financial Condition

Our total assets increased $378 million during the first nine months of 2023, and totaled $5.25 billion as of September 30, 2023. Total loans were up $188 million, and interest-earning deposits increased $167 million. Total deposits increased $188 million, and FHLBI advances were up $150 million.

MERCANTILE BANK CORPORATION

Commercial loans increased $87.0 million during the first nine months of 2023, providing for an annualized growth rate of about 4%. While we experienced strong loan funding activities, the full pay-offs and partial paydowns of certain larger commercial lending relationships, primarily reflecting customers selling assets, refinancing debt on the secondary market, and using excess cash flows generated within their operations to make unscheduled principal payments and line of credit reductions, aggregated $246 million during the first nine months of 2023. Multi-family and residential rental property loans grew $41.8 million, owner-occupied CRE loans were up $31.9 million, non-owner occupied CRE loans increased $21.2 million, and vacant land, land development and residential construction loans were up $11.0 million, while commercial and industrial loans decreased $18.9 million. As a percentage of total commercial loans, commercial and industrial loans and owner occupied CRE loans combined equaled 57.1% as of September 30, 2023, compared to 58.2% as of December 31, 2022. Commercial loans totaled $3.22 billion, or 78.4% of total loans, as of September 30, 2023, compared to $3.13 billion, or 80.0% of total loans, as of December 31, 2022.

As of September 30, 2023, we had $379 million in unfunded commitments on commercial construction and development loans that are in the construction phase which are expected to be drawn over the next 12 to 18 months. Our current pipeline reports indicate continued strong commercial loan funding opportunities in future periods, including approximately $288 million in new lending commitments, a majority of which we expect to be accepted and funded over the next 12 to 18 months. Our commercial lenders also report ongoing additional opportunities they are currently discussing with existing and potentially new borrowers. We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship, as well as concentration limits we have established within our commercial loan portfolio. Usage of existing commercial lines of credit averaged 40% during the first nine months of 2023, which was at the lower end of our historical range of 40% to 45%.

Residential mortgage loans, excluding home equity lines of credit, increased $99.9 million during the first nine months of 2023, providing for an annualized growth rate of about 19%. With increased residential mortgage loan rates during 2022 and the first nine months of 2023, we witnessed a shift in borrowers primarily selecting adjustable rate residential mortgage loans compared to fixed rate residential mortgage loans in the previous couple of years. Generally, we sell fixed rate residential mortgage loans to third-party investors, while we maintain adjustable rate residential mortgage loans on our balance sheet. During the first nine months of 2023, approximately 49% of our residential mortgage loan production was comprised of longer-term fixed rate loans, compared to nearly 36% in 2022 and approximately 68% in 2021. The shift in production mix has resulted in residential mortgage loans comprising a larger percentage of total loans, increasing from about 13% at year-end 2021 to about 20% as of September 30, 2023. The shift in product mix also impacts the timing of revenue recognition; it takes an estimated 24 months for the amount of interest income earned on a residential mortgage loan that is retained on our balance sheet to approximate the amount of the immediately recorded gain on sale of a residential mortgage loan that has been sold to an investor.

Home equity lines of credit declined $0.7 million and other consumer-related loans increased $1.6 million during the first nine months of 2023, and at September 30, 2023 totaled $36.7 million and $31.4 million, respectively, or an aggregate 1.7% of total loans. These loan segments equated to 1.7% of total loans as of December 31, 2022. We expect both loan portfolio segments to remain relatively steady in dollar amount but decline as a percent of total loans in future periods as the commercial and residential mortgage loan portfolios grow.

MERCANTILE BANK CORPORATION

The following table summarizes our loan portfolio over the past twelve months:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2023	2023	2023	2022	2022
Commercial:
Commercial & Industrial	$1,166,187,000	$1,212,196,000	$1,173,440,000	$1,185,083,000	$1,213,630,000
Land Development & Construction	72,921,000	72,682,000	66,233,000	61,873,000	60,970,000
Owner Occupied Commercial RE	671,083,000	659,201,000	630,187,000	639,192,000	643,577,000
Non-Owner Occupied Commercial RE	1,000,411,000	957,221,000	975,735,000	979,214,000	963,144,000
Multi-Family & Residential Rental	308,229,000	287,285,000	294,825,000	266,468,000	263,742,000
Total Commercial	3,218,831,000	3,188,585,000	3,140,420,000	3,131,830,000	3,145,063,000

Retail:
1-4 Family Mortgages	854,175,000	833,198,000	795,007,000	755,036,000	705,441,000
Other Consumer Loans	31,370,000	30,060,000	30,101,000	29,753,000	30,454,000
Total Retail	885,545,000	863,258,000	825,108,000	784,789,000	735,895,000

Total	$4,104,376,000	$4,051,843,000	$3,965,528,000	$3,916,619,000	$3,880,958,000

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

Nonperforming loans totaled $5.9 million, or 0.1% of total loans, as of September 30, 2023, compared to $7.7 million, or 0.2% of total loans, as of December 31, 2022. Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest and foreclosed properties, totaled $5.9 million (0.1% of total assets) as of September 30, 2023, compared to $7.7 million (0.2% of total assets) as of December 31, 2022. The volume of nonperforming assets has remained under 0.3% of total assets since year-end 2015. Given the low levels of nonperforming loans and accruing loans 30 to 89 days delinquent, combined with what we believe are strong credit administration practices, we are pleased with the overall quality of the loan portfolio.

MERCANTILE BANK CORPORATION

The following tables provide a breakdown of nonperforming assets by collateral type:

NONPERFORMING LOANS

	September 30,	June 30,	March 31,	December 31,	September 30,
	2023	2023	2023	2022	2022
Residential Real Estate:
Land Development	$1,000	$2,000	$8,000	$29,000	$30,000
Construction	0	0	0	124,000	0
Owner Occupied / Rental	1,862,000	1,732,000	1,891,000	1,304,000	1,138,000
	1,863,000	1,734,000	1,899,000	1,457,000	1,168,000

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	738,000	116,000	229,000	248,000	0
Non-Owner Occupied	0	0	0	0	0
	738,000	116,000	229,000	248,000	0

Non-Real Estate:
Commercial Assets	3,288,000	249,000	5,654,000	6,023,000	248,000
Consumer Assets	0	0	0	0	0
	3,288,000	249,000	5,654,000	6,023,000	248,000

Total	$5,889,000	$2,099,000	$7,782,000	$7,728,000	$1,416,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	September 30,	June 30,	March 31,	December 31,	September 30,
	2023	2023	2023	2022	2022
Residential Real Estate:
Land Development	$0	$0	$0	$0	$0
Construction	0	0	0	0	0
Owner Occupied / Rental	51,000	61,000	61,000	0	0
	51,000	61,000	61,000	0	0

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	0	600,000	600,000	0	0
Non-Owner Occupied	0	0	0	0	0
	0	600,000	600,000	0	0

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$51,000	$661,000	$661,000	$0	$0

MERCANTILE BANK CORPORATION

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2023	2023	2023	2022	2022

Beginning balance	$2,099,000	$7,782,000	$7,728,000	$1,416,000	$1,787,000
Additions, net of transfers to ORE	4,112,000	273,000	662,000	6,368,000	0
Returns to performing status	0	0	(31,000)	0	(160,000)
Principal payments	(166,000)	(5,525,000)	(515,000)	(56,000)	(211,000)
Loan charge-offs	(156,000)	(431,000)	(62,000)	0	0

Total	$5,889,000	$2,099,000	$7,782,000	$7,728,000	$1,416,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2023	2023	2023	2022	2022

Beginning balance	$661,000	$661,000	$0	$0	$0
Additions	51,000	0	661,000	0	0
Sale proceeds	(661,000)	0	0	0	0
Valuation write-downs	0	0	0	0	0

Total	$51,000	$661,000	$661,000	$0	$0

Loan charge-offs totaled $0.2 million during the third quarter of 2023, and aggregated $0.8 million during the first nine months of 2023, while recoveries of prior period loan charge-offs equaled $0.2 million and $0.7 million during the respective time periods. Net loan charge-offs, as a percentage of average total loans, equaled an annualized 0.01% during both the third quarter and first nine months of 2023  We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

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

MERCANTILE BANK CORPORATION

The allowance equaled $48.0 million, or 1.17% of total loans and over eight times the level of nonperforming loans, as of September 30, 2023. As of September 30, 2023, the allowance was comprised of $46.4 million in general reserves relating to performing loans and $1.6 million in specific reserves on other loans, primarily nonperforming loans. Loans with an aggregate carrying value of $0.4 million as of September 30, 2023 had been subject to previous partial charge-offs aggregating $0.3 million over the past several years. As of September 30, 2023, there were no specific reserves allocated to loans that had been subject to a previous partial charge-off.

Although we believe the allowance is adequate to absorb loan losses in our loan portfolio as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Securities available for sale decreased $10.6 million during the first nine months of 2023, totaling $592 million as of September 30, 2023. There were no purchases of U.S. Government agency bonds during the first nine months of 2023.  Proceeds from a matured U.S. Government agency bond totaling $2.0 million were received during the first nine months of 2023.  There were no purchases of U.S. Government agency guaranteed mortgage-backed securities during the first nine months of 2023; however, we received $2.3 million of principal paydowns on U.S. Government agency guaranteed mortgage-backed securities.  Purchases of municipal bonds totaled $13.0 million during the first nine months of 2023; proceeds from matured municipal bonds totaled $8.6 million. At September 30, 2023, the portfolio was primarily comprised of U.S. Government agency bonds (65%), municipal bonds (30%) and U.S. Government agency guaranteed mortgage-backed securities (5%).  All of our securities are currently designated as available for sale, and are therefore stated at fair value. The fair value of securities designated as available for sale at September 30, 2023 totaled $592 million, including a net unrealized loss of $93.2 million. The net unrealized loss equaled $82.7 million as of December 31, 2022. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that the unrealized losses were due to changing interest rate environment. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function. We expect any upcoming purchases to generally consist of municipal bonds, with the securities portfolio maintained at about 12% of total assets.

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

FHLBI stock totaled $21.5 million as of September 30, 2023, compared to $17.7 million as of December 31, 2022. The $3.8 million increase reflects additional stock purchased in association with an increase in outstanding advances during the first nine months of 2023. Our investment in FHLBI stock is necessary to engage in their advance and other financing programs. We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

Interest-earning deposits, primarily consisting of funds deposited at the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate risk sensitivity. During the first nine months of 2023, the average balance of these funds equaled $102 million, or 2.2% of average earning assets, compared to $535 million, or 11.2% of average earning assets, during the first nine months of 2022. Typically, we maintain interest-earning deposits at approximately $75 million, or about 2% of average earning assets. The elevated level during the first nine months of 2022 primarily reflected increased local deposits stemming from Covid-19-related federal government stimulus payments and reduced business and consumer investing and spending during 2021 and into 2022. The level of interest-earning deposits was on a declining trend throughout 2022 as excess monies were used to fund loan growth and securities purchases, as well as out-of-area deposit and FHLBI advance maturities. We also experienced a decline in local deposits throughout 2022. Interest-earning deposits totaled $34.9 million at year-end 2022.

Interest-earning deposits totaled $201 million as of September 30, 2023, an increase of $167 million from December 31, 2022, and approximately $100 million higher than the average balance during the first nine months of 2023. We obtained $111 million in brokered deposits and $90.0 million in FHLBI advances during the second quarter of 2023, combined with $70.0 million in FHLBI advances during the first quarter of 2023, to offset the impact of loan fundings and net deposit withdrawals during the first half of 2023, and to rebuild our on-balance sheet liquidity position.  We experienced deposit growth, net of a large transfer from a sweep account to a deposit account, of approximately $100 million during the third quarter of 2023.  We did not obtain any additional brokered deposits or FHLBI advances during the third quarter of 2023.

MERCANTILE BANK CORPORATION

Net premises and equipment equaled $52.2 million at September 30, 2023, an increase of $0.8 million from December 31, 2022. We recorded a reduction of $1.0 million associated with the planned sale of a former branch facility during the first nine months of 2023, comprised of a $0.6 million transfer to foreclosed assets and a write-down of $0.4 million; this facility was sold during the third quarter of 2023 for $0.6 million. Depreciation expense totaled $4.4 million during the first nine months of 2023, while investments associated with the construction and opening of new facilities and the renovation of existing facilities totaled $6.2 million.

Total deposits increased $188 million during the first nine months of 2023, totaling $3.90 billion at September 30, 2023. Local deposits increased $76.6 million, while out-of-area deposits increased $111 million. We experienced a reduction in local deposits during the first part of 2023, reflecting a typical level of customers’ tax and bonus payments and partnership distributions. Local deposits increased $144 million during the third quarter of 2023. Wholesale funds, comprised of out-of-area deposits and FHLBI advances, totaled $569 million, or about 13% of total funds, as of September 30, 2023, compared to $308 million, or about 7% of total funds, at December 31, 2022.

Noninterest-bearing deposits decreased $295 million during the first nine months of 2023, in large part reflecting the aforementioned customary level of customers’ tax and bonus payments and partnership distributions during the first part of 2023, but also includes transfers to interest-bearing deposits and withdrawals associated with the sales of businesses. Interest-bearing checking accounts increased $95.8 million, including the aforementioned transfer from the sweep account product, during the first nine months of 2023.  Savings deposits were down $94.7 million during the first nine months of 2023, primarily reflecting the transfers of funds to higher-paying money market deposit accounts and time deposits. Money market deposit accounts were up $200 million, in large part reflecting growth in deposits from existing and new municipal depositors, as well as from transfers from no- and low-cost deposit products.  Local time deposits increased $171 million during the first nine months of 2023.

Sweep accounts decreased $30.3 million during the first nine months of 2023, totaling $164 million as of September 30, 2023. The decline includes the aforementioned transfer to the interest-bearing checking account product.  The aggregate balance of this funding type is subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances maintained by many of the customers. The average balance of sweep accounts equaled $212 million during the first nine months of 2023, with a high balance of $269 million and a low balance of $164 million. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into overnight interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings. All of our repurchase agreements are accounted for as secured borrowings.

FHLBI advances increased $150 million during the first nine months of 2023, totaling $458 million as of September 30, 2023. Bullet advances aggregating $200 million were obtained during the first nine months of 2023, consisting of $160 million to fund loan growth and rebuild on-balance sheet liquidity, and $40.0 million to replace FHLBI bullet advance maturities. Payments on amortizing FHLBI advances totaled $0.4 million during the first nine months of 2023. Bullet FHLBI advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk, while amortizing FHLBI advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amount and amortization structure of the underlying advances reflective of the associated commercial loans. FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2023 totaled $888 million, with remaining availability based on collateral equaling $424 million.

Shareholders’ equity was $483 million at September 30, 2023, compared to $441 million at December 31, 2022. Negatively impacting shareholders’ equity during the first nine months of 2023 was net income of $62.2 million, which was partially offset by the payment of cash dividends totaling $15.7 million. An $8.2 million after-tax decrease in the market value of our available for sale securities portfolio, reflecting an increase in market interest rates, negatively impacted shareholders’ equity during the first nine months of 2023.

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

To assist in providing needed funds and managing interest rate risk, we periodically obtain monies from wholesale funding sources. Wholesale funds, comprised of out-of-area deposits and advances from the FHLBI, totaled $569 million, or about 13% of combined deposits and borrowed funds, as of September 30, 2023, compared to $308 million, or about 7% of combined deposits and borrowed funds, as of December 31, 2022.

Sweep accounts decreased $30.3 million during the first nine months of 2023, totaling $164 million as of September 30, 2023. The decline includes the aforementioned transfer to the interest-bearing checking account product.  The aggregate balance of this funding type is subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances maintained by many of the customers. The average balance of sweep accounts equaled $212 million during the first nine months of 2023, with a high balance of $269 million and a low balance of $164 million. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into overnight interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings. All of our repurchase agreements are accounted for as secured borrowings.

Information regarding our repurchase agreements as of September 30, 2023 and during the first nine months of 2023 is as follows:

Outstanding balance at September 30, 2023	$164,082,000
Weighted average interest rate at September 30, 2023	0.74%
Maximum daily balance nine months ended September 30, 2023	$269,324,000
Average daily balance for nine months ended September 30, 2023	$211,680,000
Weighted average interest rate for nine months ended September 30, 2023	1.22%

FHLBI advances increased $150 million during the first nine months of 2023, totaling $458 million as of September 30, 2023. Bullet advances aggregating $200 million were obtained during the first nine months of 2023, consisting of $160 million to fund loan growth and rebuild on-balance sheet liquidity, and $40.0 million to replace FHLBI bullet advance maturities. Payments on amortizing FHLBI advances totaled $0.4 million during the first nine months of 2023. Bullet FHLBI advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk, while amortizing FHLBI advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amount and amortization structure of the underlying advances reflective of the associated commercial loans. FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2023 totaled $888 million, with remaining availability based on collateral equaling $424 million.

We also have the ability to borrow up to an aggregate $70.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit. We accessed one of the lines of credit during the first nine months of 2023, with an average balance of $3.2 million. In contrast, our interest-earning deposit balance with the Federal Reserve Bank of Chicago averaged $95.0 million during the first nine months of 2023. We also have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using certain municipal bonds as collateral, we could have borrowed up to $25.4 million as of September 30, 2023. We did not utilize this line of credit during the first nine months of 2023 or at any time during the previous 14 fiscal years, and do not plan to access this line of credit in future periods.

MERCANTILE BANK CORPORATION

The following table reflects, as of September 30, 2023, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$3,243,731,000	$0	$0	$0	$3,243,731,000
Time deposits	493,150,000	105,722,000	58,132,000	0	657,004,000
Short-term borrowings	164,082,000	0	0	0	164,082,000
Federal Home Loan Bank advances	90,826,000	171,762,000	171,917,000	23,405,000	457,910,000
Subordinated debentures	0	0	0	49,473,000	49,473,000
Subordinated notes	0	0	0	88,885,000	88,885,000
Other borrowed money	0	0	0	1,081,000	1,081,000
Property leases	1,105,000	1,159,000	785,000	1,393,000	4,442,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of September 30, 2023, we had a total of $1.78 billion in unfunded loan commitments and $19.4 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $1.49 billion were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $288 million were for loan commitments generally expected to be accepted and closed and become funded within the next 12 to 18 months. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

While we have observed the well-publicized liquidity problems at certain financial institutions during the first nine months of 2023, we do not believe that we are subject to the same circumstances that apparently caused those crises. We monitor our liquidity position and funding strategies on an ongoing basis, but recognize that unexpected events, changes in economic or market conditions, a reduction in earnings performance, declining capital levels or situations beyond our control could cause liquidity challenges. We have developed contingency funding plans that provide a framework for meeting liquidity disruptions.

Capital Resources

Shareholders’ equity was $483 million at September 30, 2023, compared to $441 million at December 31, 2022. Positively impacting shareholders’ equity during the first nine months of 2023 was net income of $62.2 million, which was partially offset by the payment of cash dividends totaling $15.7 million. An $8.2 million after-tax decrease in the market value of our available for sale securities portfolio, reflecting an increase in market interest rates, negatively impacted shareholders’ equity during the first nine months of 2023.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of September 30, 2023, our bank met all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis.

As of September 30, 2023, our bank’s total risk-based capital ratio was 13.8%, compared to 13.7% as of December 31, 2022. Our bank’s total regulatory capital increased $57.2 million during the first nine months of 2023, in large part reflecting net income totaling $70.0 million, which was partially offset by cash dividends paid to us aggregating $19.5 million. Our bank’s total risk-based capital ratio was also impacted by a $378 million increase in total risk-weighted assets, primarily resulting from net growth in commercial and residential mortgage loans. As of September 30, 2023, our bank’s total regulatory capital equaled $676 million, or $185 million in excess of the 10.0% minimum that is among the requirements to be categorized as “well capitalized.” Our and our bank’s capital ratios as of September 30, 2023 and December 31, 2022 are disclosed in Note 12 of the Notes to Consolidated Financial Statements.

MERCANTILE BANK CORPORATION

Results of Operations

We recorded net income of $20.9 million, or $1.30 per basic and diluted share, for the third quarter of 2023, compared with net income of $16.0 million, or $1.01 per basic and diluted share, for the third quarter of 2022. We recorded net income of $62.2 million, or $3.89 per basic and diluted share, for the first nine months of 2023, compared with net income of $39.3 million, or $2.48 per basic and diluted share, for the first nine months of 2022. Diluted earnings per share increased $0.29, or 28.7%, during the third quarter of 2023, and $1.41, or 56.9%, during the first nine months of 2023 compared with the respective prior-year periods.

The higher levels of net income during the third quarter and first nine months of 2023 compared to the respective prior-year periods primarily resulted from increased net interest income, which more than offset higher overhead costs and credit loss provisions. The increases in net interest income during the 2023 periods mainly resulted from significantly improved net interest margins and loan growth. The higher levels of overhead costs during the 2023 periods primarily reflected increases in compensation costs, credit reserves for unfunded loan commitments, interest rate swap collateral holding costs, and FDIC deposit insurance premiums. The provision expense recorded during the current-year third quarter mainly reflected the establishment of a specific reserve for a distressed commercial loan relationship, a qualitative factor assessment for local economic conditions, allocations necessitated by net loan growth, and a higher reserve for residential mortgage loans stemming from slower principal prepayment rates and the resulting extended average life of the portfolio. The provision expense recorded during the first nine months of 2023 generally reflected allocations necessitated by net loan growth, adjustments to historical loss information to better represent our expectations for future credit losses, and the previously mentioned higher reserve for residential mortgage loans.  The provision expense recorded during the 2022 periods primarily reflected allocations necessitated by net loan growth, increased specific reserves for certain problem commercial loan relationships, a higher reserve for residential mortgage loans, and a decline in forecasted economic conditions. Continuing strong loan quality measures, including low levels of loan charge-offs, during the 2023 and 2022 periods largely mitigated additional reserves associated with these factors. Excluding the impact of a gain on sale of other real estate owned, noninterest income increased $1.6 million, or nearly 22%, during the third quarter of 2023 compared with the prior-year third quarter.  The higher level of noninterest income mainly stemmed from increased mortgage banking income, interest rate swap income, bank owned life insurance income, credit and debit card income, and payroll servicing fees, which more than offset decreased service charges on accounts.  Noninterest income during the first nine months of 2023 declined in comparison to the first nine months of 2022 as higher levels of credit and debit card income, interest rate swap income, and payroll servicing fees were more than offset by lower levels of mortgage banking income and service charges on accounts.

Interest income during the third quarter of 2023 was $71.1 million, an increase of $23.0 million, or 47.8%, from the $48.1 million earned during the third quarter of 2022.  The increase mainly resulted from a higher yield on average earning assets.  The yield on average earning assets was 5.78% during the third quarter of 2023, up from 4.04% during the respective 2022 period.  The higher yield primarily resulted from an increased yield on loans, reflecting the rising interest rate environment.  The yield on loans was 6.37% during the third quarter of 2023, up from 4.56% during the prior-year third quarter mainly due to higher interest rates on variable-rate commercial loans stemming from the Federal Open Market Committee (“FOMC”) significantly raising the targeted federal funds rate in an effort to curb elevated inflation levels.  The FOMC increased the targeted federal funds rate by 375 basis points during the period of July 2022 through July 2023, during which time average variable-rate commercial loans represented approximately 65% of average total commercial loans.  Increased yields on securities and interest earning deposits, reflecting the rising interest rate environment, along with a change in earning asset mix, comprised of an increase in higher-yielding loans as a percentage of earning assets, also contributed to the higher yield on average earning assets.  Average loans represented 82.9% of average earning assets during the third quarter of 2023, up from 80.7% during the third quarter of 2022.

A higher level of earning assets also contributed to the increase in interest income during the third quarter of 2023.  Average earning assets equaled $4.89 billion during the third quarter of 2023, up $163 million, or 3.4%, from the level of $4.73 billion during the prior-year third quarter; average loans and average securities were up $240 million and $8.7 million, respectively, while average interest-earning deposits were down $86.0 million.

Interest income during the first nine months of 2023 was $198 million, an increase of $74.0 million, or 59.9%, from the $124 million earned during the first nine months of 2022.  The increase primarily resulted from a higher yield on average earning assets and loan growth.  The yield on average earning assets was 5.59% during the first nine months of 2023, up from 3.45% during the respective 2022 period.  The higher yield mainly resulted from an increased yield on loans, reflecting the rising interest rate environment.  The yield on loans was 6.16% during the first nine months of 2023, up from 4.15% during the first nine months of 2022 primarily due to higher interest rates on variable-rate commercial loans stemming from FOMC rate hikes, which totaled 525 basis points during the period of March 2022 through July 2023.  A change in earning asset mix, comprised of an increase in higher-yielding loans as a percentage of earning assets, along with increased yields on interest earning deposits and securities, depicting the rising interest rate environment, also contributed to the higher yield on average earning assets.  On an average basis, higher-yielding loans represented 84.5% of earning assets during the first nine months of 2023, up from 76.0% during the first nine months of 2022.

MERCANTILE BANK CORPORATION

Average earning assets equaled $4.73 billion during the first nine months of 2023, down $63.3 million, or 1.3%, from the level of $4.80 billion during the first nine months of 2022; average interest-earning deposits declined $432 million, average loans increased $355 million, and average securities were up $13.9 million.

Interest expense during the third quarter of 2023 was $22.2 million, an increase of $16.4 million, or 286%, from the $5.8 million expensed during the third quarter of 2022. The increase is mainly attributable to a higher average weighted cost of interest-bearing liabilities, which rose from 0.81% during the third quarter of 2022 to 2.69% during the current-year third quarter primarily due to increased costs of deposits and borrowings. Reflecting the rising interest rate environment, the cost of interest-bearing, non-time deposits increased from 0.30% during the third quarter of 2022 to 2.17% during the third quarter of 2023, while the cost of time deposits increased from 0.98% to 3.85% during the respective periods. The higher cost of interest-bearing, non-time deposits primarily resulted from increased rates paid on money market accounts. The cost of borrowed funds increased from 1.99% during the third quarter of 2022 to 2.98% during the third quarter of 2023 mainly due to higher costs of FHLBI advances, sweep accounts, and subordinated debentures.  The cost of FHLBI advances increased from 1.98% during the third quarter of 2022 to 2.78% during the third quarter of 2023, while the cost of sweep accounts increased from 0.10% to 1.33% during the respective periods, reflecting the rising interest rate environment.  The cost of subordinated debentures was 9.92% during the third quarter of 2023, up from 6.57% during the respective 2022 period due to increases in the 90-Day Libor Rate.

A change in funding mix, largely consisting of an increase in higher-costing time deposits as a percentage of interest-bearing liabilities, also contributed to the higher cost of interest-bearing liabilities during the third quarter of 2023.  Average interest-bearing liabilities totaled $3.27 billion during the current-year third quarter, compared to $2.83 billion during the third quarter of 2022, representing an increase of $440 million, or 15.5%.

MERCANTILE BANK CORPORATION

Interest expense during the first nine months of 2023 was $52.7 million, an increase of $36.7 million, or 230%, from the $16.0 million expensed during the first nine months of 2022. The increase is primarily attributable to a higher average weighted cost of interest-bearing liabilities, which rose from 0.73% during the first nine months of 2022 to 2.28% during the first nine months of 2023 mainly due to increased costs of deposits and borrowings. Reflecting the rising interest rate environment, the cost of interest-bearing, non-time deposits increased from 0.24% during the first nine months of 2022 to 1.77% during the first nine months of 2023, while the cost of time deposits increased from 0.90% to 3.25% during the respective periods. The higher cost of interest-bearing, non-time deposits primarily resulted from increased rates paid on money market accounts. The cost of borrowed funds increased from 1.90% during the first nine months of 2022 to 2.82% during first nine months of 2023 mainly due to higher costs of sweep accounts, FHLBI advances, and subordinated debentures.  The cost of sweep accounts increased from 0.10% during the first nine months of 2022 to 1.22% during the first nine months of 2023, while the cost of FHLBI advances increased from 2.00% to 2.57% during the respective periods, reflecting the rising interest rate environment.  The cost of subordinated debentures was 9.51% during the first nine months of 2023, up from 5.01% during the respective 2022 period due to increases in the 90-Day Libor Rate.

A change in funding mix, consisting of increases in higher-costing time deposits and borrowings as a percentage of interest-bearing liabilities, also contributed to the higher cost of interest-bearing liabilities during the first nine months of 2023.  Average interest-bearing liabilities totaled $3.08 billion during the first nine months of 2023, up $145 million, or 4.9%, from $2.94 billion during the respective 2022 period.

Net interest income during the third quarter of 2023 was $49.0 million, an increase of $6.6 million, or 15.5%, from the $42.4 million earned during the respective 2022 period. The increase primarily resulted from a significantly improved net interest margin and growth in the loan portfolio. The net interest margin was 3.98% in the third quarter of 2023 up from 3.56% in the prior-year third quarter due to a higher yield on average earning assets, which more than offset an increase in the cost of funds. The increased yield, mainly stemmed from a higher yield on commercial loans. The cost of funds equaled 1.80% in the third quarter of 2023, up from 0.48% in the third quarter of 2022 primarily due to higher costs of deposits and borrowed funds, reflecting the impact of the rising interest rate environment, and a change in funding mix, consisting of a decrease in noninterest-bearing and lower-cost deposits and an increase in higher-cost money market accounts and time deposits, reflecting deposit migration and new deposit relationships.

Net interest income during the first nine months of 2023 was $145 million, an increase of $37.3 million, or 34.7%, from the $108 million earned during the first nine months of 2022. The increase mainly resulted from a substantially improved net interest margin and loan growth. The net interest margin increased from 3.00% in the first nine months of 2022 to 4.10% in the respective 2023 period due to a higher yield on average earning assets, which more than offset an increase in the cost of funds. The increased yield on average earning assets primarily resulted from a higher yield on commercial loans. The cost of funds equaled 1.49% during the first nine months of 2023, up from 0.45% during the respective prior-year period mainly due to higher costs of deposits and borrowed funds, reflecting the impact of the increasing interest rate environment, and a change in funding mix, consisting of a decrease in lower-cost non-time deposits and increases in higher-cost time deposits and borrowings as a percentage of interest-bearing liabilities.

The following tables set forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflect the average yield on assets and average cost of liabilities for the third quarters and first nine months of 2023 and 2022. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield for the third quarters and first nine months of 2023 and 2022 have been computed on a tax equivalent basis using a marginal tax rate of 21.0%. Securities interest income was increased by $60,000 in the third quarter of both 2023 and 2022 and $180,000 in the first nine months of both 2023 and 2022 for this non-GAAP, but industry standard, adjustment. These adjustments equated to increases in our net interest margin of less than one basis point for each of the 2023 and 2022 periods.

MERCANTILE BANK CORPORATION

	Quarters ended September 30,
	2023			2022
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$4,054,279	$65,073	6.37%	$3,814,338	$43,807	4.56%
Investment securities	626,714	3,333	2.13	618,043	2,762	1.79
Interest-earning deposits	208,932	2,807	5.26	294,969	1,620	2.15
Total interest - earning assets	4,889,925	71,213	5.78	4,727,350	48,189	4.04

Allowance for credit losses	(46,060)			(36,924)
Other assets	336,982			335,572

Total assets	$5,180,847			$5,025,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$2,466,834	$16,143	2.60%	$2,144,047	$2,299	0.43%
Short-term borrowings	207,410	693	1.33	203,431	53	0.10
Federal Home Loan Bank advances	459,649	3,270	2.78	347,328	1,755	1.98
Other borrowings	139,317	2,086	5.86	138,332	1,646	4.66
Total interest-bearing liabilities	3,273,210	22,192	2.69	2,833,138	5,753	0.81

Noninterest-bearing deposits	1,359,238			1,723,609
Other liabilities	63,777			39,158
Shareholders’ equity	484,622			430,093

Total liabilities and shareholders’ equity	$5,180,847			$5,025,998

Net interest income		$49,021			$42,436

Net interest rate spread			3.09%			3.23%
Net interest spread on average assets			3.75%			3.35%
Net interest margin on earning assets			3.98%			3.56%

MERCANTILE BANK CORPORATION

	Nine months ended September 30,
	2023			2022
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$4,000,561	$184,232	6.16%	$3,645,354	$113,061	4.15%
Investment securities	629,646	9,572	2.03	615,715	7,676	1.66
Interest-earning deposits	102,309	3,932	5.07	534,786	3,004	0.74
Total interest - earning assets	4,732,516	197,736	5.59	4,795,855	123,741	3.45

Allowance for credit losses	(44,398)			(35,970)
Other assets	321,472			330,265

Total assets	$5,009,590			$5,090,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$2,311,073	$36,429	2.11%	$2,235,952	$5,997	0.36%
Short-term borrowings	214,881	2,066	1.29	198,721	153	0.10
Federal Home Loan Bank advances	416,593	8,115	2.57	364,541	5,530	2.00
Other borrowings	139,069	6,049	5.74	137,451	4,294	4.12
Total interest-bearing liabilities	3,081,616	52,659	2.28	2,936,665	15,974	0.73

Noninterest-bearing deposits	1,403,721			1,685,497
Other liabilities	53,429			31,784
Shareholders’ equity	470,824			436,204

Total liabilities and shareholders’ equity	$5,009,590			$5,090,150

Net interest income		$145,077			$107,767

Net interest rate spread			3.30%			2.72%
Net interest spread on average assets			3.87%			2.83%
Net interest margin on earning assets			4.10%			3.00%

Provisions for credit losses of $3.3 million and $2.9 million were recorded during the third quarters of 2023 and 2022, respectively. A provision for credit losses of $5.9 million was recorded during the first nine months of 2023, compared with a provision of $3.5 million during the first nine months of 2022. The provision expense recorded during the current year third quarter mainly reflected the establishment of a specific reserve for a distressed commercial loan relationship, a qualitative factor assessment for local economic conditions reflecting the potential impacts of the United Auto Workers strike against the three Detroit-based auto manufacturers, allocations necessitated by net loan growth, and a higher reserve for residential mortgage loans resulting from slower principal prepayment rates and the related extended average life of the portfolio.  The provision expense recorded during the first nine months of 2023 generally reflected allocations necessitated by net loan growth and adjustments to historical loss information to better represent our expectations for future credit losses.  Changes to qualitative factors during the first nine months of 2023 included a reduction of the historical loss information factor that coincided with adjustments to historical loss information and an allocation considering local economic conditions, particularly the potential impacts of the aforementioned United Auto Workers strike.  An increased reserve balance for residential mortgage loans stemming from slower principal prepayment rates and the resulting extended average life of the portfolio also impacted provision expense during the first nine months of 2023.  Net changes in specific reserve balances reduced the reserve balance $0.9 million, while updated economic forecasts resulted in a $0.1 million reduction to the reserve during the first nine months of 2023.  The provision expense recorded during the third quarter of 2022 mainly reflected allocations necessitated by commercial loan and residential mortgage loan growth, increased specific reserves for certain distressed commercial loan relationships, and a decline in forecasted economic conditions.  The provision expense recorded during the first nine months of 2022 primarily resulted from these factors, along with a higher reserve for residential mortgage loans stemming from slower principal prepayment rates and the associated extended average life of the portfolio.  Sustained strength in loan quality metrics, including low levels of loan charge-offs, during the 2023 and 2022 periods largely mitigated additional reserves associated with the previously mentioned factors.

MERCANTILE BANK CORPORATION

Noninterest income during the third quarter of 2023 was $9.2 million, compared to $7.3 million during the respective 2022 period.  Noninterest income during the third quarter of 2023 included a $0.4 million gain on sale of other real estate owned.  Excluding the impact of this transaction, noninterest income increased $1.6 million, or approximately 22%, during the third quarter of 2023 compared with the prior-year third quarter. The higher level of noninterest income mainly stemmed from increased mortgage banking income, interest rate swap income, bank owned life insurance income, credit and debit card income, and payroll servicing fees, which more than offset decreased service charges on accounts.  The increase in mortgage banking income largely reflected a higher loan sold percentage, which increased from approximately 36% in the third quarter of 2022 to approximately 64% in the third quarter of 2023.  The growth in interest rate swap income, credit and debit card income, and payroll servicing fees primarily resulted from the successful marketing of products and services to existing and new customers.  The decline in service charges on accounts reflected increased earnings credit rates in response to the increasing interest rate environment.

Noninterest income during the first nine months of 2023 was $23.8 million, compared to $24.3 million during the first nine months of 2022. The lower level of noninterest income mainly reflected decreased mortgage banking income and service charges on accounts, which more than offset growth in credit and debit card income, interest rate swap income, and payroll servicing fees.  The reduction in mortgage banking income primarily stemmed from lower production, the impact of which was partially offset by a higher loan sold percentage, which increased from approximately 36% during the first nine months of 2022 to nearly 49% during the first nine months of 2023.  The decrease in service charges on accounts reflected the aforementioned increase in earnings credit rates.  Noninterest income during the first nine months of 2023 included a $0.4 million gain on the sale of other real estate owned, while noninterest income during the first nine months of 2022 included a $0.5 million bank owned life insurance claim.

Noninterest expense totaled $28.9 million during the third quarter of 2023, compared to $26.8 million during the prior-year third quarter. The increase in noninterest expense primarily stemmed from larger salary and benefit costs, which outweighed decreased residential mortgage lender commissions and incentives and a lower bonus accrual.  The increase in salary and benefit costs mainly resulted from annual merit pay increases, market adjustments, and higher health insurance accruals, as well as lower residential mortgage loan deferred salary costs.  The decreased residential mortgage lender commissions and incentives primarily stemmed from reduced loan production.  The increase in overhead costs during the third quarter of 2023 also resulted from higher levels of FDIC deposit insurance premiums, reflecting an increased industry-wide assessment rate, contributions to The Mercantile Bank Foundation, and interest rate swap collateral holding costs.

Noninterest expense during the first nine months of 2023 was $85.3 million, compared to $79.5 million during the first nine months of 2022.  The increase in noninterest expense mainly resulted from larger salary and benefit costs, including salary increases and a higher bonus accrual, which outweighed reductions in residential mortgage lender commissions and incentives.  The higher level of salary and benefit costs primarily stemmed from annual merit pay increases, market adjustments, and increased health insurance accruals, along with lower residential mortgage loan deferred salary costs.  The reduced residential mortgage lender commissions and incentives mainly resulted from decreased loan production.  The increase in overhead costs also resulted from the recording of increased credit reserves for unfunded loan commitments and higher levels of FDIC deposit insurance premiums and interest rate swap collateral holding costs.  Overhead costs during the first nine months of 2023 included a $0.4 million write-down of a former branch facility that was recorded in the first quarter of the year, while overhead costs during the first nine months of 2022 included a $0.4 million expense associated with the sale of a branch facility that occurred in the second quarter of the year.

During the third quarter of 2023, we recorded income before federal income tax of $26.0 million and a federal income tax expense of $5.1 million.  During the third quarter of 2022, we recorded income before federal income tax of $20.0 million and a federal income tax expense of $3.9 million.  During the first nine months of 2023, we recorded income before federal income tax of $77.5 million and a federal income tax expense of $15.3 million.  During the first nine months of 2022, we recorded income before federal income tax of $48.9 million and a federal income tax expense of $9.7 million.  The increase in federal income tax expense in both 2023 periods resulted from higher levels of income before federal income tax.  Our effective tax rate was 19.7% during the third quarter and first nine months of 2023 and the respective 2022 periods.

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

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of September 30, 2023:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans	$2,151,676,000	$62,166,000	$903,275,000	$153,170,000	$3,270,287,000
Residential real estate loans	58,811,000	19,932,000	228,693,000	514,144,000	821,580,000
Consumer loans	2,008,000	909,000	8,510,000	1,082,000	12,509,000
Securities (1)	32,583,000	32,921,000	244,037,000	304,277,000	613,818,000
Interest-earning deposits	197,434,000	752,000	3,250,000	0	201,436,000
Allowance for credit losses	0	0	0	0	(48,008,000)
Other assets	0	0	0	0	379,390,000
Total assets	2,442,512,000	116,680,000	1,387,765,000	972,673,000	$5,251,012,000

Liabilities:
Interest-bearing checking	670,843,000	0	0	0	670,843,000
Savings deposits	286,868,000	0	0	0	286,868,000
Money market accounts	976,348,000	0	0	0	976,348,000
Time deposits under $100,000	29,928,000	95,460,000	30,123,000	0	155,511,000
Time deposits $100,000 & over	97,056,000	270,706,000	133,731,000	0	501,493,000
Short-term borrowings	164,082,000	0	0	0	164,082,000
Federal Home Loan Bank advances	30,000,000	60,826,000	343,679,000	23,405,000	457,910,000
Other borrowed money	50,554,000	0	88,885,000	0	139,439,000
Noninterest-bearing checking	0	0	0	0	1,309,672,000
Other liabilities	0	0	0	0	105,635,000
Total liabilities	2,305,679,000	426,992,000	596,418,000	23,405,000	4,767,801,000
Shareholders' equity	0	0	0	0	483,211,000
Total liabilities & shareholders' equity	2,305,679,000	426,992,000	596,418,000	23,405,000	$5,251,012,000

Net asset (liability) GAP	$136,833,000	$(310,312,000)	$791,347,000	$949,268,000

Cumulative GAP	$136,833,000	$(173,479,000)	$617,868,000	$1,567,136,000

Percent of cumulative GAP to total assets	2.6%	(3.3)%	11.8%	29.8%

(1)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of September 30, 2023.

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

We conducted multiple simulations as of September 30, 2023, in which it was assumed that changes in market interest rates occurred ranging from up 300 basis points to down 300 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested dollar and percentage changes in net interest income over the next twelve months in comparison to the $200 million in net interest income projected using our balance sheet amounts and anticipated replacement rates as of September 30, 2023. The resulting estimates are generally within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 300 basis points	$(24,800,000)	(12.4)%
Interest rates down 200 basis points	(15,900,000)	(8.0)
Interest rates down 100 basis points	(7,100,000)	(3.6)
Interest rates up 100 basis points	6,900,000	3.5
Interest rates up 200 basis points	13,800,000	6.9
Interest rates up 300 basis points	20,700,000	10.4

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

Item 4. Controls and Procedures

As of September 30, 2023, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2023.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sales of equity securities during the quarter ended September 30, 2023.

Issuer Purchases of Equity Securities

On May 27, 2021, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions, our capital position, financial performance and alternative uses of capital, and applicable legal requirements. The program may be discontinued at any time. No shares were repurchased during the first nine months of 2023. Historically, stock repurchases have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank. As of September 30, 2023, repurchases aggregating $6.8 million were available to be made under the current repurchase program.

Repurchases made during the third quarter of 2023 are detailed in the table below.

				Maximum Number
				of Shares or
			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value that May Yet
	Number of	Average	Part of Publicly	Be
	Shares	Price Paid Per	Announced Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs
July 1 – 31	0	$0	0	$6,818,000
August 1 – 31	0	0	0	6,818,000
September 1 – 30	0	0	0	6,818,000
Total	0	$0	0	$6,818,000

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

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2023.

MERCANTILE BANK CORPORATION

By: /s/ Robert B. Kaminski, Jr.
Robert B. Kaminski, Jr.
President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Charles E. Christmas
Charles E. Christmas
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)