Form 10-K
period 2023-12-31
MERCANTILE BANK CORP
filed 2024-03-01
CIK 1042729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 USC.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate value of the common equity held by non-affiliates (persons other than directors and executive officers) of the registrant, computed by reference to the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $428 million. As of February 29, 2024, there were issued and outstanding 16,116,622 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s proxy statement for the Annual Meeting of Shareholders to be held May 23, 2024 are incorporated by reference into Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023. Additionally, portions of the Annual Report are incorporated by reference in this Form 10-K in response to Items within Part II.

PART I

Item 1.	Business.

The Company

Mercantile Bank Corporation is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). Unless the text clearly suggests otherwise, references to “us,” “we,” “our,” or “the company” include Mercantile Bank Corporation and its wholly-owned subsidiaries. As a bank holding company, we are subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). We were organized on July 15, 1997, under the laws of the State of Michigan, primarily for the purpose of holding all of the stock of Mercantile Bank (“our bank”), and of such other subsidiaries as we may acquire or establish. Our bank commenced business on December 15, 1997. During the third quarter of 2013, we filed an election to become a financial holding company, which election became effective April 14, 2014. Mercantile Insurance Center, Inc. (“our insurance company”), a subsidiary of our bank, commenced operations during 2002 to offer insurance products. Mercantile Community Partners ("MCP"), our subsidiary, began operations during 2023 to invest in community development tax credit investments. Our expenses have generally been paid using cash dividends from our bank. Our principal source of future operating funds is expected to be dividends from our bank.

Our Bank

Our bank is a state banking company that operates under the laws of the State of Michigan, pursuant to a charter issued by the Michigan Department of Insurance and Financial Services. Our bank’s deposits are insured to the maximum extent permitted by law by the Federal Deposit Insurance Corporation (“FDIC”). Our bank, through its 43 office locations, provides commercial banking services primarily to small- to medium-sized businesses and retail banking services. Our bank’s main office is located in Grand Rapids, and our operations are centered around the West and Central portions of Michigan. We also have banking offices located in the metropolitan Detroit, Michigan area, Traverse City, Michigan, Saginaw, Michigan, and Midland, Michigan, as well as a residential mortgage loan production office in Petoskey, Michigan. Our bank makes secured and unsecured commercial, construction, mortgage and consumer loans, and accepts checking, savings and time deposits. Our bank owns 17 automated teller machines ("ATM") and 27 video banking machines at a majority of our office locations that participate in the ACCEL/EXCHANGE and PLUS regional network systems, as well as other ATM networks throughout the country. Our bank also enables customers to conduct certain loan and deposit transactions by personal computer and through mobile applications. Courier service is provided to certain commercial customers, and safe deposit boxes are available at a vast majority of our office locations. Our bank does not have trust powers.

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

Human Capital

As of December 31, 2023, we employed 631 full-time and 34 part-time persons. Our human capital is the most valuable asset we have, and we believe embracing human diversity makes us a better financial institution. The collective sum of the individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities and talent that our employees invest in their work represents a significant part of not only our culture, but our reputation and our achievements as well. We embrace and encourage our employees’ differences in age, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, physical and mental ability, political affiliation, race, religion, sexual orientation, socio-economic status, veteran status and other characteristics that make our employees unique.

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

Employee Safety and Health. The prioritization of our people is reflected in the robust employee benefits and compensation packages offered to our staff, including health and wellness insurance plans and incentives, a 401(k) plan with matching contributions, dedicated internship programs for young professionals in finance and business, and employee stock ownership plan participation, as well as clothing, home office and fitness equipment interest-free loans. Approximately 85% of our eligible employees participate in our medical benefit plans which include a health savings account plan in which we pay the full monthly premiums. We offer our employees generous paid time off for vacations, holidays, sick time and bereavement, along with pay-it-forward initiatives and paid volunteer time. In addition, with obstacles in maintaining balance between work responsibilities and personal time, we have enabled staff to pursue a safe and healthy work-life balance by increasing paid time off benefits for our employees.

Diversity and Inclusion. We believe in respecting, recognizing and valuing the importance of Diversity, Equity and Inclusion (“DEI”) as a natural part of our culture. Our exceptional team members are committed to maintaining an environment of personal growth and development. Our employees subscribe to a common goal: To make this financial institution the best it can possibly be. Diversity is an asset in the pursuit of this goal. Employees with dissimilar backgrounds, perspectives, opinions and lifestyles help us understand the motivations and desires of the communities we serve. We believe that each member of our workforce should be accorded the utmost respect and should be given equal opportunity and encouragement to achieve their full potential. Cooperation and teamwork are valued as much as individual growth and contribution. All employees are required to attend and complete foundational DEI training, and regular expanded learning opportunities are provided. Throughout 2023, live webinars were offered to our staff as well as recorded video access to a wide variety of DEI topics along with resources such as books, group discussions and supervisor support materials.

In further support of our inclusion efforts, we have a Diversity Council comprised of members representing diverse perspectives across departments and viewpoints. The Diversity Council is designed to bring together ideas and experiences from various backgrounds to nurture respect and an appreciation for differences among employees.

Climate Change

We define sustainability as the leveraging of combined abilities to ensure our ongoing impact on people and the environment, and our success is always focused on upholding long-lasting, positive results. From an efficient branch footprint to utilizing the latest technology, we are continuously focused on seeking new and better ways to be more productive with our time and energy while remaining good stewards of the resources with which we are entrusted. In each of our facilities, we follow LEED green certification guidelines wherever practical, evaluating all facilities for opportunities to incorporate energy efficient updates and space planning for new construction, renovations or expansion projects. All of our new construction and renovation projects include low-flow devices as well as LED lighting to enhance our efficiency of utility usage. Over the past five years, we have reduced our use of natural gas by 29% and electricity by 39%. All renovation and expansion projects involve the donation of former office furniture to non-profit organizations.

We continue to strive for the reduction of mail and paper usage through the promotion of customer eStatement adoption. The eStatement adoption rate continues to grow, and we were approaching 60% adoption at year-end 2023. Our online accounts payable system has also enabled us to significantly reduce paper and printing, and saves time. Every effort is made to recycle all paper, and we continue to offer community paper shredding events. Additionally, we have implemented recycling stations at all of our office locations to divert cardboard, plastic and metal items from landfills. Water bottle refill stations also aid to reduce plastic bottle usage.

Our Environmental, Social, and Governance ("ESG") Committee supports our ongoing commitment to environmental, health and safety, corporate social responsibility, corporate governance, sustainability, and other public policy matters relevant to our organization. The ESG Committee is a cross-functional management committee, led by the Chief Risk Officer, that assists us in: (1) setting general strategies relating to ESG matters; (2) developing, implementing, and monitoring initiatives and polices based on those strategies; (3) recommending communications with employees, investors, and shareholders with respect to ESG matters; and (4) monitoring and assessing developments relating to, and improving our understanding of, ESG matters. The committee met three times during 2023. Highlights for 2023 included establishing Mercantile Community Partners LLC to facilitate low-income housing tax credits, hiring a full-time Director of Learning to better develop our employees, engaging a new provider to improve our ESG data gathering and reporting, incorporating a member of our bank’s Young Professional resource group as a member of the ESG Committee, and rolling out a new Green Mortgage Lending Program to support homeowners looking to make environmentally sustainable home improvements. Our bank also developed a Clawback Policy; an Insider Trading Policy; Corporate Governance Guidelines; an Anti-Bribery and Anti-Corruption Policy; and an Anti-Money Laundering, Bank Secrecy Act, Customer Identification and Due Diligence Programs Letter. These and our other policies (including our Vendor and Supplier Code of Conduct, Environmental Policy, Diversity, Equity and Inclusion Policy, Human Rights Policy, and Supplier Diversity Program Policy), are reviewed and approved by our Board of Directors at least annually and can be found on our website.

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

The Board of Directors has delegated significant lending authority to officers of our bank. The Board of Directors believes this empowerment, supported by our strong credit culture and the significant experience of our commercial lending staff, enables us to be responsive to our customers. The loan policy specifies lending authority for our lending officers with amounts based on the experience level and ability of each lender. Our loan officers and loan managers are generally able to approve loans ranging from $0.25 million to $2.5 million. We have established higher approval limits for our bank’s Chief Lending Officer, President and Chief Executive Officer ranging from $4.0 million up to $10.0 million. These lending authorities, however, are typically used only in rare circumstances where timing is of the essence. Loan requests exceeding $5.0 million require approval by the Officers Loan Committee, and loan requests exceeding $15.0 million, up to the legal lending limit of $101.4 million, require approval by our bank’s Board of Directors. We generally apply an in-house lending limit that is significantly less than our bank’s legal lending limit.

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

In most instances, commercial line of credit facilities have terms ranging from 12 to 24 months with floating rates tied to the Wall Street Journal Prime Rate or 30-Day Secured Overnight Funding Rate (“SOFR”). Commercial term debt secured by real estate are generally at a floating rate tied to the Wall Street Journal Prime Rate or 30-Day SOFR. Since the fourth quarter of 2020, a fixed rate option for commercial term debt loans secured by real estate is generally not offered for loans over $2.5 million; instead, customers are offered participation in our back-to-back interest rate swap program to achieve a desired fixed rate. For loans under $2.5 million, we offer a rate primarily equal to the commensurate cost of funds using Federal Home Loan Bank of Indianapolis (“FHLBI”) advance rates as a proxy and a credit spread as indicated by the credit rating we assign. Commercial term debt secured by real estate generally balloon within five years, with payments based on amortizations ranging from 10 to 25 years. Commercial term debt secured by non-real estate collateral are generally at a floating rate tied to the Wall Street Journal Prime Rate or 30-Day SOFR, or a fixed rate primarily equal to the commensurate cost of funds using FHLBI advance rates as a proxy and a credit spread as indicated by the credit rating we assign, and generally mature and fully amortize within three to seven years.

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

Commercial Real Estate loans. Commercial real estate loans, consisting of non-owner occupied, owner occupied, multi-family and residential rental, and vacant land, land development, and residential construction totaled 50.2% and 49.7% of our total loans as of December 31, 2023 and 2022, respectively. We also adhere to the FDIC’s commercial real estate lending concentration guidelines specified in the Joint Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices.  Total commercial real estate loans (as defined in the guidance) represented 247% of total regulatory capital as of both December 31, 2023 and 2022, with both ratios being below the maximum guideline of 300%.

Commercial real estate lending involves more risk than residential lending because loan balances are typically greater and repayment is dependent upon the borrower’s business operations. We attempt to minimize the risks associated with these transactions by generally limiting our commercial real estate lending to owner operated properties and to owners of non-owner occupied properties who have established profitable histories and satisfactory tenant structures. In many cases, risk is further reduced by requiring personal guarantees, limiting the amount of credit to any one borrower to an amount considerably less than our legal lending limit and avoiding certain types of commercial real estate financings.

Risks of repayment can arise from general downward shifts in the valuations of specific property types often driven by changes in demand and other economic factors, which could further influence cash flows associated with the borrower and/or the underlying property. To mitigate these risks, we actively monitor market conditions in the markets we originate loans. The majority of our commercial real estate portfolio is located within our primary geographic footprint within the state of Michigan. As of December 31, 2023 and 2022, 90.3% and 92.3% of our commercial real estate loans were for projects located within the state of Michigan. Loans made outside the state of Michigan are usually to customers located or headquartered within our footprint doing business in other states.

The following table presents the composition of the commercial real estate portion of the total loan portfolio as of December 31, 2023 and 2022:

(Dollars in thousands)	December 31, 2023		December 31, 2022
	Balance	%	Balance	%
Real estate – owner occupied
Industrial	$347,923	8.1%	$292,835	7.5%
Automotive	117,076	2.7	118,638	3.0
Office	72,498	1.7	67,379	1.7
Retail	46,202	1.1	37,960	1.0
Medical Office	34,641	0.8	30,627	0.8
Restaurants	30,482	0.7	25,946	0.7
Other	68,845	1.6	65,807	1.6
Subtotal	717,667	16.7	639,192	16.3
Real estate – non-owner occupied
Office	271,448	6.3	324,227	8.3
Retail	256,338	6.0	230,796	5.9
Industrial	233,503	5.4	190,119	4.9
Assisted Living	131,426	3.1	103,514	2.6
Hotel	100,594	2.3	89,517	2.3
Other	42,375	1.0	41,041	1.0
Subtotal	1,035,684	24.1	979,214	25.0

Vacant land, land development, and residential construction	74,753	1.7	61,873	1.6
Real estate – multi-family and residential rental	332,609	7.7	266,468	6.8
Total	$2,160,713	50.2%	$1,946,747	49.7%

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

Our independent loan review program is primarily responsible for the administration of the grading system and ensuring adherence to established lending policies and procedures. The loan review program is an integral part of maintaining our strong asset quality culture. The loan review function works closely with senior management, although it functionally reports to the Board of Directors. Using a risk-based approach to selecting credits for review, our loan review program covered approximately 69% of total commercial loans outstanding during 2023. In addition, a random sampling of retail loans is reviewed each quarter. Our watch list credits are reviewed monthly by our Board of Directors and our Watch List Committee, the latter of which is comprised of senior level officers from the administration, lending and loan review functions.

Loans are placed in a nonaccrual status when, in our opinion, uncertainty exists as to the ultimate collection of all principal and interest. As of December 31, 2023, loans placed in nonaccrual status totaled $3.4 million, or 0.1% of total loans, compared to $7.7 million, or 0.2% of total loans, at December 31, 2022. We had no loans past due 90 days or more and still accruing interest at year-end 2023 or 2022.

Additional detail and information relative to the loan portfolio is incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) and Note 3 of the Notes to Consolidated Financial Statements in this Annual Report.

Allowance for Credit Losses

The allowance is maintained at a level we believe is adequate to absorb estimated credit losses identified and expected in the loan portfolio. Our evaluation of the adequacy of the allowance is an estimate based on past loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, guidance from bank regulatory agencies, and assessments of the impact of current and anticipated economic conditions on the loan portfolio. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off. Credit losses are charged against the allowance when we believe the uncollectibility of a loan is likely. The balance of the allowance represents our best estimate, but significant downturns in circumstances relating to loan quality or economic conditions could result in a requirement for an increased allowance in the future. Likewise, an upturn in loan quality or improved economic conditions may result in a decline in the required allowance in the future. In either instance, unanticipated changes could have a significant impact on the allowance and operating results. The allowance is increased through a provision charged to operating expense. Uncollectible loans are charged-off through the allowance, while recoveries of loans previously charged-off are added to the allowance.

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

Subject to the limitations of the Bank Holding Company Act, we are also permitted to make portfolio investments in equity securities and to make equity investments in subsidiaries engaged in a variety of non-banking activities, which include real estate-related activities such as community development, real estate appraisals, arranging equity financing for commercial real estate, and owning and operating real estate used substantially by our bank or acquired for its future use. MCP invests as a limited liability member in real estate entities engaged in community development. Our bank holding company has no plans at this time to make directly any other types of equity investments at the bank holding company level. Our Board of Directors may, however, alter the investment policy at any time without shareholder approval.

Our Bank’s Investments. Our bank may invest its funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Subject to certain exceptions, our bank is prohibited from investing in equity securities. Among the equity investments permitted for our bank under various conditions and subject in some instances to amount limitations, are shares of a subsidiary insurance agency, mortgage company, real estate company, or Michigan business and industrial development company, such as our insurance company. Under another such exception, in certain circumstances and with prior notice to or approval of the FDIC, our bank could invest up to 10% of its total assets in the equity securities of a subsidiary corporation engaged in the acquisition and development of real property for sale, or the improvement of real property by construction or rehabilitation of residential or commercial units for sale or lease. Our bank has no present plans to make such an investment. Real estate acquired by our bank in satisfaction of or foreclosure upon loans may be held by our bank for specified periods. Our bank is also permitted to invest in such real estate as is necessary for the convenient transaction of its business. Our bank’s Board of Directors may alter our bank’s investment policy without shareholder approval at any time.

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

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. From March 2022 through July 2023, in response to inflation, the Federal Open Market Committee (“FOMC”) of the Federal Reserve significantly increased the target range for the federal funds rate by hundreds of basis points. Beginning in July 2023, those rates plateaued, however, they have not been reduced as some observers have predicted. Generally speaking, increases in the targeted federal funds rate positively impact our net interest income. In contrast, higher interest rates generally have a negative impact on both the housing market, by reducing refinancing activity and new home purchases, and the U.S. economy. In addition, inflationary pressures may increase our operational costs and could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans which could negatively affect our financial performance.

We principally manage interest rate risk by managing the volume and mix of our earning assets and funding liabilities. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect: (1) our ability to originate and/or sell loans and obtain deposits; (2) the fair value of our financial assets and liabilities, which could negatively impact shareholders’ equity, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; (4) the ability of our borrowers to repay adjustable or variable rate loans; and (5) the average duration of our investment securities portfolio and other interest-earning assets. If the interest rates paid on deposits and borrowings increase at a faster rate than the interest received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments decline more rapidly than the interest rates paid on deposits and other borrowings. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially affected.

We are subject to liquidity risk.

Our banking operations require liquidity to meet our deposit and debt obligations as they come due. There are many potential factors that could reduce our access to liquidity sources, including rising interest rates, tightening fiscal policy, a downturn in the U.S. economy, difficult credit markets or adverse regulatory actions. Our access to deposits may also be affected by the liquidity needs of our depositors. A substantial majority of our liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days' notice, while by comparison, a substantial portion of our assets are loans, which cannot be called or sold in the same time frame. We may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason. Our access to deposits may be negatively impacted by, among other factors, periods of low interest rates or higher interest rates which could promote increased competition for deposits, including from new financial technology competitors, or provide customers with alternative investment options. Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as we and other regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed "too big to fail" or remove deposits from the banking system entirely. As of December 31, 2023, approximately 49% of our deposits were uninsured, and we rely on these deposits for liquidity. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.

Unfavorable global economic, geopolitical conflicts and other political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets and global political conditions. The United States and global economies are facing high levels of inflation, higher interest rates and potential recession. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from the Coronavirus Pandemic or political disruption, such as the Ukraine-Russia and Israel-Hamas wars or political conflict between China and Taiwan, could result in a variety of risks to our business, including weakened demand for our products and services as well as our ability to raise additional capital if needed on acceptable terms. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruptions, or cause our customers to delay making payments for our products and services. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

Significant declines in the value of commercial real estate could adversely impact us.

Approximately 63% of our total commercial loans, or about 50% of our total loans, relate to commercial real estate. Stressed economic conditions may reduce the value of commercial real estate and strain the financial conditions of our commercial real estate borrowers, especially in the land development and non-owner occupied commercial real estate segments of our loan portfolio. Those difficulties could adversely affect us and could produce losses and other adverse effects on our business.

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

Our success depends, in part, on our ability to adapt products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices. This can reduce net interest income and noninterest income from fee-based products and services. In addition, the widespread adoption of new technologies could require us to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services in response to industry trends or developments in technology, or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to cost increases. As a result, our business, financial condition, or results of operations may be adversely affected.

Global pandemics may impact our business, financial condition and results of operations, the scope and duration of which would be highly uncertain and dependent on factors that are outside of our control.

For nearly the past four years, the Coronavirus Pandemic and efforts to control its spread and economic effect have significantly impacted the movement of people, goods and services worldwide, including in most of or all of the regions in which we offer our services and conduct our business operations. Global pandemics create significant volatility, uncertainty and economic disruption to the global economy and may further impact our business, financial condition and results of operations. The pandemic has resulted in, and may continue to or at a later time result in, a global slowdown of economic activity, including travel restrictions, prohibitions of non-essential activities in some cases, disruption and shutdown of businesses and greater uncertainty in global financial markets.

Overall, the Coronavirus Pandemic has caused a sustained global economic slowdown of varying durations across different industries, and it is possible that it could still cause a global recession. Deteriorating economic and political conditions caused by the Coronavirus Pandemic, such as widespread inflation, increased unemployment, decreased capital spending, declines in consumer confidence and economic slowdowns or recessions, have caused and could continue to cause a decrease in demand for our products and services. The severity, magnitude and duration of the secondary impacts from the Coronavirus Pandemic are hard to predict. Any negative impact on our business, financial condition, results of operations and cash flows cannot be reasonably estimated at this time, but the Coronavirus Pandemic could lead to extended disruption of economic activity and the impact on our business, financial condition, results of operations and cash flows could be material. The risks we may face include, but are not limited to, the following:

o	Increased loan losses or other impairments in our loan portfolios and increases in our allowance for credit losses,

o	Collateral for loans, especially real estate, may decline in value, which could cause an increase in loan losses,

o	Limitations may be placed on our ability to foreclose on properties we hold as collateral,

o	Our allowance for credit losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which would adversely affect our net income,

o	The net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us,

o	FDIC premiums may increase if the agency experiences additional resolution costs,

o	Litigation arising from our participation in the Small Business Administration’s Paycheck Protection Program,

o	Unanticipated unavailability of employees,

o	Prolonged inflation and monetary policy designed to combat inflation may inhibit growth,

o	A triggering event leading to impairment testing on our goodwill, which could result in an impairment charge, and

o	A prolonged weakness in economic conditions resulting in a reduction of future projected earnings could necessitate a valuation allowance against our current outstanding deferred tax assets.

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

° potential exposure to unknown or contingent liabilities of targets; and

° regulatory time frames for review of applications may limit the number and frequency of transactions we may be able to consummate.

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

The risk of nonpayment of loans is inherent in all lending activities, and nonpayment, when it occurs, may have a materially adverse effect on our earnings and overall financial condition as well as the value of our common stock. Our focus on commercial lending may result in a larger concentration of loans to small businesses. As a result, we may assume different or greater lending risks than other banks. We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for credit losses based on several factors. If our assumptions are wrong, our allowance may not be sufficient to cover our losses, which would have an adverse effect on our operating results. The actual amounts of future provisions for credit losses cannot be determined at this time and may exceed the amounts of past provisions. Additions to our allowance decrease our net income.

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

Climate change presents immediate and long-term risks to us and to our customers and communities, with risks expected to increase over time. Climate change refers to risk of life and property damage occurring due to naturally occurring events induced by human behavior and can manifest in the form of physical risk and indirect risk. Physical risk refers to results of severe weather, such as floods, hurricanes, rising sea levels, fires and water availability. Indirect risk refers to how changes in regulation, conscious consumer choices, competition for sustainable products, and reduced demand for goods or services that produce significant green-house gas emissions may impact the results and operations of a company. Physical effects of climate change to our offices, branches or personnel could have an immediate adverse effect on our operations and financial condition, whereas indirect consequences may result in increased expenditures to comply with climate-related regulations.

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

Effective January 1, 2022, we replaced the 30-Day Libor Rate with the CME Term SOFR Rate for all new floating rate commercial loan commitments. On or about June 30, 2023, all commercial loans tied to the 30-Day Libor Rate converted to an equivalent fallback SOFR Rate. Because SOFR is published by the Federal Reserve Bank of New York ("FRBNY") based on data received from other sources, we have no control over its determination, calculation or publication. There can be no assurance that SOFR will not be discontinued or fundamentally altered in a manner that is materially adverse to the interests of investors in SOFR-linked instruments. If the manner in which SOFR is calculated is changed, that change may result in a change in the amount of interest that accrues on the SOFR-linked instruments. In addition, the interest rate on SOFR-linked instruments may for any day not be adjusted for any modification or amendments to SOFR for that day that the FRBNY may publish if the interest rate for that day has already been determined prior to such determination. There is no assurance that changes in SOFR could not have a material adverse effect on the yield on, value of, and market for SOFR-linked instruments, which could have a material adverse effect on our business.

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

We have identified certain accounting policies as being critical because they require us to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management’s judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. For additional information, see “Critical Accounting Estimates” beginning on page F-3 of this Annual Report and “Note 1 – Summary of Significant Accounting Policies” beginning on page F-40 of this Annual Report.

We continually encounter technological change, and we may have fewer resources than our competitors to continue to invest in technological improvements.

The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services, such as those related to artificial intelligence, automation and algorithms. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we do. There can be no assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. In addition, our implementation of certain new technologies, such as those related to artificial intelligence, automation and algorithms, in our business processes may have unintended consequences due to their limitations or our failure to use them effectively. Failure to successfully manage technological changes could have a material adverse effect on our business, financial condition and results of operations.

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

In the ordinary course of business, we collect and store sensitive data, including proprietary business information and personally identifiable information of our customers and employees in systems and on networks. The secure processing, maintenance and use of this information is critical to our operations. To date, we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, but our systems and those of our customers and third-party service providers are under constant threat, and it is possible that we could experience a significant event in the future. Cybersecurity threats include unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events. Remote working of employees introduces additional potential cybersecurity risks due to the use of home networks, video conferencing and other remote work technologies over which we do not have as much control as our internal systems.

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

Cybersecurity risks and disclosures are increasingly regulated by various government agencies, including federal and state bank regulatory agencies and the Securities and Exchange Commission. Failure to observe such guidance may result in supervisory identification of unsafe or unsound practices or other deficiencies in risk management or other areas that do not constitute violations of law or regulation.

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

Regulatory Risks

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

Prices and volumes of transactions in the nation’s securities markets can be affected suddenly by economic crises, or by other national or international crises, such as national disasters, acts of war or terrorism, changes in commodities markets, or instability in foreign governments. Disruptions in securities markets may detrimentally affect the value of securities that we hold in our investment portfolio, such as through reduced valuations due to the perception of heightened credit and liquidity risks. There can be no assurance that declines in market value associated with these disruptions will not result in a loss in principal value of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

Item 1B.	Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more before the end of our 2023 fiscal year and that remain unresolved.

Item 1C.	Cybersecurity

Risk Management and Strategy

Our enterprise risk management program is designed to identify, assess, and mitigate risks across various aspects of our company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats. Our Chief Information Security Officer (the "CISO") is primarily responsible for this cybersecurity component and is a key member of the risk management organization, reporting directly to the Senior Management Team (“SMT”), and, as discussed below, periodically to our Board of Directors. As part of our overall enterprise risk management program, we maintain both an Information & Cyber Security Program Policy (“ICSPP”) and Information & Cyber Security Response Policy (“ICSRP”).

Our ICSPP is overseen by the SMT who is responsible for designating the CISO. The CISO is responsible for leading company-wide cybersecurity strategy, policy, standards, architecture, and processes. The CISO is charged with all logical security related matters, which include but are not limited to, PC/server security, network security, internet security, and database and application security. Our ICSRP is based on applicable federal and state laws as well as cybersecurity incident response best practices. The purpose of the ICSRP is to define procedures for reporting and responding to cybersecurity incidents. It creates objectives for actionable procedures that can be measured, evaluated, scaled and revised as necessary for each specific incident. These objectives include maximizing the effectiveness of our company's operations through an established plan of action and assigning responsibilities to appropriate personnel and/or third-party contractors.

Our company has engaged a third-party managed detection and response company to monitor the security of our information systems around-the-clock, including intrusion detection, and to provide instantaneous alerting should a cybersecurity event occur. If a cybersecurity threat or cybersecurity incident is identified through our company's information systems, the CISO and Incident Response Team (“IRT”) will take immediate steps to mitigate the threat and assess any damages. Upon report from the CISO, the SMT will evaluate the materiality of the cybersecurity threat or cybersecurity incident to determine if any public disclosures are required under the Security and Exchange Commission’s cybersecurity disclosure rule. If deemed necessary, third-party consultants, legal counsel, and assessors will be engaged to evaluate the materiality assessment.

Our company has training and awareness programs designed to educate its employees about cybersecurity risks and how to protect our company, our customers and themselves from cyber-attacks and to keep its employees informed about cybersecurity threats and how to stay safe online, including secure access practice, phishing schemes, remote work and response to suspicious activities.

Our cybersecurity program interfaces with other functional areas within our company, including but not limited to, our company's business segments and information technology, legal, risk, human resources and internal audit departments, as well as external third-party partners, to identify and understand potential cybersecurity threats. We regularly assess and update our processes, procedures and management techniques in light of ongoing cybersecurity developments.

Recognizing the complexity and evolving nature of cybersecurity threats, we also engage with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our risk management systems. These partnerships enable our company to leverage specialized knowledge and insights, ensuring its cybersecurity strategies and processes remain at the forefront of industry best practices. Our company's collaboration with these third parties includes regular audits, testing, threat assessments and consultation on security enhancements.

To date, risks from cybersecurity threats or incidents have not materially affected our company. However, the sophistication of and risks from cybersecurity threats and incidents continue to increase, and the preventative actions that we have taken and continue to take to reduce the risk of cybersecurity threats and incidents and protect our systems and information may not successfully protect against all cybersecurity threats and incidents. For more information on how cybersecurity risk could materially affect our company's business strategy, results of operations, or financial condition, please refer to Item 1A Risk Factors.

Governance

Our company recognizes the importance of safeguarding sensitive customer information.  Therefore, the Board of Directors recognizes that the protection of this information ranks as one of our highest priorities. The Board of Directors is responsible for reviewing and approving the ICSPP and ICSRP at least annually and monitoring material risks facing our company.

The Board has tasked the SMT with overseeing efforts to develop, implement and maintain an effective information and cybersecurity program. The SMT designates the CISO who also serves as the IRT leader. As part of its oversight responsibilities, the Board of Directors is responsible for discussing with the SMT our company’s major risk exposures, such as cybersecurity, and the steps management has taken to monitor and control those exposures, including our risk assessment and risk management policies. The Board of Directors also monitors our compliance with legal and regulatory requirements and the risks associated therewith. On a regular basis, the Board of Directors reviews with the SMT significant areas of risk exposure involving cybersecurity.

At the direction of the SMT, the CISO and IRT monitor internal and external cybersecurity threats and review and revise our company’s cybersecurity defenses on an ongoing basis. The CISO, together with other members of the IRT, bring a wealth of expertise to their respective roles, including expertise in security technologies; designing and implementing security strategies; security standards such as NIST, ISO, COBIT and ITIL; and risk management and incident response. The CISO prepares reports on IT general controls and cybersecurity metrics for the SMT and Board of Directors on a regular basis, and the CISO presents those reports to the SMT and Board of Directors and addresses any questions and concerns raised by the SMT and Board of Directors. At least annually, the Board of Directors meets with the CISO in person to discuss cybersecurity in greater detail.

Item 2.	Properties.

Our headquarters is located in our bank’s main office facility in Grand Rapids, Michigan. Our bank operates 43 banking offices primarily concentrated throughout Western and Central Michigan, most of which are full-service facilities. We also have banking offices located in the metropolitan Detroit, Michigan area, Traverse City, Michigan, Saginaw, Michigan, and Midland, Michigan, as well as a residential mortgage loan production office in Petoskey, Michigan. We have larger banking facilities in Kalamazoo, Lansing, Mt. Pleasant and West Branch. The remaining banking offices generally range in size from 1,200 to 3,200 square feet, based on the location and number of employees located at the facility. All of our banking offices are owned by our bank except for ten that are rented under various operating lease agreements. In addition, certain functions operate out of our standalone facility located in Alma, Michigan.

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

Market Information and Holders

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MBWM.” At February 29, 2024, there were approximately 1,200 record holders of our common stock. In addition, we estimate that there were approximately 7,000 beneficial owners of our common stock who own their shares through brokers or banks.

Dividend Policy

The following table shows the high and low sales prices for our common stock as reported by the Nasdaq Global Select Market for the periods indicated and the quarterly cash dividends paid by us during those periods.

	High	Low	Dividend
2023
First Quarter	$37.00	$29.39	$0.33
Second Quarter	31.56	23.89	0.33
Third Quarter	36.73	26.95	0.34
Fourth Quarter	41.93	30.12	0.34

2022
First Quarter	$40.01	$34.93	$0.31
Second Quarter	36.04	30.10	0.31
Third Quarter	39.03	29.26	0.32
Fourth Quarter	36.36	30.02	0.32

Holders of our common stock are entitled to receive dividends that the Board of Directors may declare from time to time. We may only pay dividends out of funds that are legally available for that purpose. We are a financial holding company and substantially all of our assets are held by our bank. Our ability to pay dividends to our shareholders depends primarily on our bank’s ability to pay dividends to us. Dividend payments and extensions of credit to us from our bank are subject to legal and regulatory limitations, generally based on capital levels and current and retained earnings, imposed by law and regulatory agencies with authority over our bank. The ability of our bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. In addition, under the terms of our subordinated debentures, we would be precluded from paying dividends on our common stock if an event of default has occurred and is continuing under the subordinated debentures, or if we exercised our right to defer payments of interest on the subordinated debentures, until the deferral ended.

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

On January 12, 2023, our Board of Directors declared a cash dividend on our common stock in the amount of $0.33 per share that was paid on March 15, 2023 to shareholders of record as of March 3, 2023. On April 13, 2023, our Board of Directors declared a cash dividend on our common stock in the amount of $0.33 per share that was paid on June 14, 2023 to shareholders of record as of June 2, 2023. On July 13, 2023, our Board of Directors declared a cash dividend on our common stock in the amount of $0.34 per share that was paid on September 13, 2023 to shareholders of record as of September 1, 2023. On October 12, 2023, our Board of Directors declared a cash dividend on our common stock in the amount of $0.34 per share that was paid on December 13, 2023 to shareholders of record as of December 1, 2023.

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

On January 11, 2024, our Board of Directors declared a cash dividend on our common stock in the amount of $0.35 per share that will be paid on March 13, 2024 to shareholders of record as of March 1, 2024.

Issuer Purchases of Equity Securities

On May 27, 2021, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions, our capital position, financial performance and alternative uses of capital, and applicable legal requirements. The program may be discontinued at any time. No shares were repurchased during 2022 or 2023. Historically, stock repurchases have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank. As of December 31, 2023, repurchases aggregating $6.8 million were available to be made under the current repurchase program.

Repurchases made during the fourth quarter of 2023 are detailed in the table below. Maximum number of shares or approximate dollar value that may yet be purchased under the plans or programs is presented in thousands.

(d) Maximum
Number of
			(c) Total	Shares or
			Number of	Approximate
			Shares	Dollar Value
			Purchased	that May Yet
			as Part of	Be
	(a) Total		Publicly	Purchased
	Number of	(b) Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs
October 1 – 31	0	$ NA	0	$6,818
November 1 – 30	0	NA	0	6,818
December 1 – 31	0	NA	0	6,818
Total	0	$ NA	0	$6,818

Shareholder Return Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock (based on the last reported sales price of the respective year) with the cumulative total return of the Nasdaq Composite Index and the KBW Nasdaq Bank Index from December 31, 2018 through December 31, 2023. The following is based on an investment of $100 on December 31, 2018 in our common stock, the Nasdaq Composite Index and the KBW Nasdaq Bank Index, with dividends reinvested where applicable.

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Mercantile Bank Corporation	84.26	112.35	87.59	117.18	116.19	173.48
NASDAQ Composite Index	97.16	132.81	192.47	235.15	158.65	236.17
KBW NASDAQ Bank Index	82.29	112.01	100.46	138.97	109.23	131.57

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis included in this Annual Report is incorporated here by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information under the heading “Market Risk Analysis” included in this Annual Report is incorporated here by reference.

Item 8.	Financial Statements and Supplementary Data.

The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firms included in this Annual Report are incorporated here by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

As of December 31, 2023, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2023.

There have been no significant changes in our internal control over financial reporting during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. Refer to page F-31 for management’s report.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information presented under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance – Code of Ethics” in the definitive Proxy Statement of Mercantile Bank Corporation for our May 23, 2024 Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission before April 30, 2024, is incorporated here by reference.

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

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2023, relating to compensation plans under which equity securities are authorized for issuance.

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be	Weighted-	under equity
	issued upon	average	compensation
	exercise of	exercise price	plans
	outstanding	of outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category	rights	rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0	393,387	(1)

Equity compensation plans not approved by security holders	0	$0	0

Total	0	$0	393,387

(1) These securities are available under the Stock Incentive Plan of 2023. Incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards.

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

(a) (1)     Financial Statements. The following financial statements and reports of the independent registered public accounting firms of Mercantile Bank Corporation and its subsidiaries are filed as part of this report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets --- December 31, 2023 and 2022

Consolidated Statements of Income for each of the three years in the period ended December 31, 2023

Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2023

Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2023

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2023

Notes to Consolidated Financial Statements

The Consolidated Financial Statements, the Notes to Consolidated Financial Statements, and the Reports of Independent Registered Public Accounting Firms listed above are incorporated by reference in Item 8 of this report.

(2)	Financial Statement Schedules

Not applicable.

(b)	Exhibits:

The Exhibit Index immediately preceding the Signatures Page hereto is incorporated by reference under this item.

(c)	Financial Statements Not Included In Annual Report

Not applicable.

Item 16.	Form 10-K Summary

None.

MERCANTILE BANK CORPORATION

FINANCIAL INFORMATION

December 31, 2023 and 2022

MERCANTILE BANK CORPORATION

FINANCIAL INFORMATION

December 31, 2023 and 2022

CONTENTS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	F-3

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS (PCAOB ID 6581, PLANTE & MORAN, PLLC, GRAND RAPIDS, MICHIGAN) (PCAOB ID 243, BDO USA, P.C., GRAND RAPIDS, MICHIGAN)	F-27

REPORT BY MERCANTILE BANK CORPORATION’S MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING	F-31

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS	F-32

CONSOLIDATED STATEMENTS OF INCOME	F-33

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	F-34

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY	F-35

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-40

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

Future Factors include, among others, adverse changes in interest rates and interest rate relationships; increasing rates of inflation and slower growth rates; significant declines in the value of commercial real estate; market volatility; demand for products and services; climate impacts; labor markets; the degree of competition by traditional and non-traditional financial services companies; changes in banking regulation or actions by bank regulators; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; potential cyber-attacks, information security breaches, and other criminal activities; litigation liabilities; governmental and regulatory policy changes; the outcomes of existing or future contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; damage to our reputation resulting from adverse publicity, regulatory actions, litigation, operational failures, and the failure to meet client expectations and other facts; changes in the national and local economies, and unstable political and economic environments; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2023. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Allowance For Credit Losses (“allowance”): The allowance is maintained at a level we believe is adequate to absorb estimated credit losses identified and expected in the loan portfolio. Our evaluation of the adequacy of the allowance is an estimate based on historical credit loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, guidance from bank regulatory agencies, and assessments of the impact of current and anticipated economic conditions on the loan portfolio. While historical credit loss experience provides the basis for the estimation of expected credit losses, our qualitative model adjusts for risk factors that are not inherently considered in the quantitative modeling process, but are nonetheless relevant in assessing the expected credit losses within the loan portfolio. These adjustments may increase or decrease the estimate of expected credit losses based upon the assessed level of risk for each qualitative factor. The various risks that may be considered in making qualitative adjustments include, among other things, the impact of (i) changes in lending policies and procedures, (ii) changes in the nature and volume of the loan portfolio and in the terms of loans, (iii) changes in the experience, ability and depth of lending management and staff, (iv) changes in the volume and severity of past due loans, nonaccrual loans and adversely classified loans, (v) changes in the quality of the credit review function, (vi) changes in the value of underlying collateral dependent loans, (vii) existence and effect of any concentrations of credit and any changes in such, and (viii) effect of other factors such as competition and legal and regulatory requirements.

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

Mortgage Servicing Rights: Mortgage servicing rights are recognized as assets based on the allocated fair value of retained servicing rights on loans sold. Servicing rights are carried at the lower of amortized cost or fair value and are expensed in proportion to, and over the period of, estimated net servicing income. We utilize a discounted cash flow model to determine the value of our servicing rights. The valuation model utilizes mortgage loan prepayment speeds, the remaining lives of the mortgage loan pools, delinquency rates, our cost to service loans, and other factors to determine the cash flow that we will receive from servicing each grouping of loans. These cash flows are then discounted based on current interest rate assumptions to arrive at the fair value of the right to service those loans. Impairment is evaluated quarterly based on the fair value of the servicing rights, using groupings of the underlying loans classified by interest rates. Any impairment of a grouping is reported as a valuation allowance.

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

INTRODUCTION

This Management’s Discussion and Analysis should be read in conjunction with the consolidated financial statements contained in this Annual Report. This discussion provides information about the consolidated financial condition and results of operations of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank (“our bank”) and Mercantile Community Partners LLC ("MCP"), and Mercantile Insurance Center, Inc. (“our insurance company”), a subsidiary of our bank. Unless the text clearly suggests otherwise, references to “us,” “we,” “our,” or “the company” include Mercantile Bank Corporation and its wholly-owned subsidiaries referred to above.

CORONAVIRUS PANDEMIC

Although virtually all related restrictions have been terminated, impacts remain across national and global economies due to the pandemic of coronavirus disease 2019 (“Covid-19”) caused by severe acute respiratory syndrome coronavirus 2 (the “Coronavirus Pandemic”). Overall, the Coronavirus Pandemic has caused a sustained global economic slowdown of varying durations across different industries. The Coronavirus Pandemic has had a significant impact on our financial condition and operating results since its onset in March, 2020. Federal government stimulus programs resulted in a massive increase to the money supply, providing significant inflationary pressures that the Federal Reserve’s Federal Open Market Committee (“FOMC”) has been attempting to manage through substantial increases in the federal funds rate since March, 2022. In addition, we experienced significant growth in liquidity during 2021 and 2022 as federal government stimulus monies were deposited by program recipients, providing for sizable impacts to our operating performance as well as our capital and liquidity positions during both years.

The Paycheck Protection Program (“PPP”) reflected a substantial expansion of the Small Business Administration’s 100% guaranteed 7(a) loan program. The PPP provided 100% guaranteed loans to cover specific operating costs. PPP loans were eligible to be forgiven based upon certain criteria. Any remaining balance after forgiveness is maintained at the 100% guarantee for the duration of the loan. The interest rate on the loan is fixed at 1.00%, with the financial institution receiving a loan origination fee from the Small Business Administration. The loan origination fees, net of the direct origination costs, are accreted into interest income on loans using the level yield methodology. The program ended on August 8, 2020. We originated approximately 2,200 loans aggregating $554 million. As of December 31, 2023, we recorded forgiveness transactions on all but four loans aggregating $0.1 million. The Consolidated Appropriations Act, 2021 authorized an additional $284 billion in Second Draw PPP loans (“Second Draw”). This program ended on May 31, 2021. Under the Second Draw, we originated approximately 1,200 loans aggregating $209 million. As of December 31, 2023, we recorded forgiveness transactions on all but five loans aggregating $0.2 million.

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

Our ESG Committee supports our ongoing commitment to environmental, health and safety, corporate social responsibility, corporate governance, sustainability, and other public policy matters relevant to our organization. The ESG Committee is a cross-functional management committee, led by the Chief Risk Officer, that assists us in: (1) setting general strategies relating to ESG matters; (2) developing, implementing, and monitoring initiatives and polices based on those strategies; (3) recommending communications with employees, investors, and shareholders with respect to ESG matters; and (4) monitoring and assessing developments relating to, and improving our understanding of, ESG matters. The committee met three times during 2023. Highlights for 2023 included establishing Mercantile Community Partners LLC to facilitate low-income housing tax credits, hiring a fulltime Director of Learning to better develop our employees, engaging a new provider to improve our ESG data gathering and reporting, incorporating a member of our Bank’s Young Professional resource group as a member of the ESG Committee, and rolling out a new Green Mortgage Lending Program to support homeowners looking to make environmentally sustainable home improvements. Our bank also developed a Clawback Policy; an Insider Trading Policy; Corporate Governance Guidelines; an Anti-Bribery and Anti-Corruption Policy; and an Anti-Money Laundering, Bank Secrecy Act, Customer Identification and Due Diligence Programs Letter. These and our other policies (including our Vendor and Supplier Code of Conduct, Environmental Policy, Diversity, Equity and Inclusion Policy, Human Rights Policy, and Supplier Diversity Program Policy) are reviewed and approved by our Board of Directors at least annually and can be found on our website.

FINANCIAL OVERVIEW

We recorded net income of $82.2 million, or $5.13 per basic and diluted share, for 2023, compared with net income of $61.1 million, or $3.85 per basic and diluted share, for 2022. Higher net interest income, stemming from an improved net interest margin and ongoing strong loan growth, combined with continued strength in asset quality metrics more than offset higher overhead costs.

Commercial loans increased $283 million, or approximately 9%, during 2023. Owner-occupied commercial real estate (“CRE”) loans grew $78.5 million, commercial and industrial loans increased $69.5 million, multi-family and residential rental property loans were up $66.1 million, nonowner-occupied CRE loans grew $56.5 million, and vacant land, land development, and residential construction loans increased $12.9 million. As a percentage of total commercial loans, commercial and industrial loans and owner-occupied CRE loans combined equaled 57.7% at December 31, 2023, compared to 58.2% at year-end 2022. The new commercial loan pipeline remains strong, and at December 31, 2023, we had $343 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase.

Residential mortgage loans increased $120 million, or approximately 17%, during 2023. The higher residential mortgage loan interest rates during 2023 and 2022 resulted in borrowers primarily selecting adjustable rate residential mortgage loans compared to fixed rate residential mortgage loans in the prior two years.  Generally, we sell fixed rate residential mortgage loans to third-party investors, while we maintain adjustable rate residential mortgage loans on our balance sheet. Approximately 53% and 35% of our residential mortgage loan production was comprised of longer-term fixed rate loans during 2023 and 2022, respectively, compared to about 68% during 2021. The shift in production mix resulted in residential mortgage loans comprising a larger percentage of total loans, increasing from about 13% at year-end 2021 to approximately 20% at December 31, 2023. The shift in product mix also impacts the timing of revenue recognition; it takes an estimated 24 months for the amount of net interest income earned on a residential mortgage loan that is retained on our balance sheet to approximate the amount of immediately recorded gain on sale of a residential mortgage loan that has been sold to a third-party investor.

The overall quality of our loan portfolio remains strong, with nonperforming loans equaling 0.08% of total loans as of December 31, 2023. Accruing loans past due 30 to 89 days remain very low, as did foreclosed property activity throughout 2023.  Loan charge-offs totaled $0.9 million during 2023, while recoveries of prior period loan charge-offs totaled $0.8 million, providing for net loan charge-offs of $0.1 million, or less than 0.01% of average total loans, for the year.

Interest-earning deposits, primarily consisting of funds deposited at the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate risk sensitivity.  The average balance of these funds equaled $107 million, or 2.2% of average earning assets, during 2023, compared to $445 million, or 9.3% of average earning assets, during 2022. Typically, we maintain interest-earning deposits at approximately $75 million, or about 2% of average earning assets. The elevated level during 2022 primarily reflected increased local deposits stemming from Covid-19-related federal government stimulus programs and reduced business and consumer investing and spending during 2021 and into 2022.  The level of interest-earning deposits was on a declining trend throughout 2022 as excess monies were used to fund loan growth and securities purchases, as well as out-of-area deposit and Federal Home Loan Bank of Indianapolis (“FHLBI”) advance maturities. We also experienced a decline in local deposits throughout 2022.

Total deposits increased $188 million during 2023, and totaled $3.90 billion at December 31, 2023. Local deposits increased $19.7 million, and out-of-area deposits grew $168 million, during 2023. FHLBI advances increased $160 million during 2023.  The combined $328 million increase in wholesale funds during 2023 was primarily used to fund loan growth.

Net interest income increased $35.3 million during 2023 compared to 2022.  Interest income was up $89.5 million, in large part resulting from the combined impact of a higher yield on earning assets reflecting a higher interest rate environment and ongoing loan growth. Interest expense was up $54.2 million, in large part reflecting the higher interest rate environment, transfers of deposit balances from no- or low-cost deposit products to higher-costing deposit products and a higher level of wholesale funds.

We recorded a credit loss provision expense of $7.7 million during 2023, compared to $6.6 million during 2022. The provision expense recorded during 2023 was necessitated by the net increase in required reserve levels stemming from loan growth, slower residential mortgage loan prepayment speeds and a modification to the environmental factor grid, which were partially mitigated by the elimination of a specific reserve on a troubled commercial lending relationship that paid-off in full in early 2023 and a change in the segmentation of the home equity lines of credit and credit card portfolios.

Noninterest income was virtually the same during 2023 when compared to 2022. We continued to record growth in treasury management-related fee income categories, such as credit and debit card income and payroll processing, along with increases in interest rate swap income, which mitigated a reduction in service charges on accounts due to increased earnings credit rates on noninterest-bearing checking accounts and lower mortgage banking income reflecting the higher interest rate environment.

Noninterest expense increased $7.3 million during 2023 compared to 2022. Aggregate salary and benefit costs grew $3.7 million, with additional increases recorded for FDIC insurance premiums, swap collateral holding costs and allocations to the reserve for unfunded loan commitments.

FINANCIAL CONDITION

Our total assets increased $481 million during 2023, and totaled $5.35 billion as of December 31, 2023.  Total loans increased $387 million, securities available for sale were up $14.2 million, and interest-earning deposits grew $25.2 million.  Total deposits increased $188 million, FHLBI advances were up $160 million, and shareholders’ equity grew $80.7 million.

Earning Assets

Average earning assets equaled 94.4% of average total assets during 2023, compared to 94.3% during 2022.  The loan portfolio continued to comprise a majority of earning assets, followed by securities and interest-earning deposits.  Average total loans equaled 84.7% of average earning assets during 2023, compared to 77.8% in 2022, while average securities and interest-earning deposits comprised 13.1% and 2.2% of average earning assets during 2023 and 12.9% and 9.3% of average earning assets during 2022, respectively.

Our loan portfolio has historically been primarily comprised of commercial loans. Commercial loans increased $283 million, or approximately 9%, during 2023.  Owner-occupied CRE loans grew $78.5 million, commercial and industrial loans increased $69.5 million, multi-family and residential rental property loans were up $66.1 million, nonowner-occupied CRE loans grew $56.5 million, and vacant land, land development, and residential construction loans increased $12.9 million.  As a percentage of total commercial loans, commercial and industrial loans and owner-occupied CRE loans combined equaled 57.7% at December 31, 2023, compared to 58.2% at year-end 2022. We believe our commercial loan portfolio remains well diversified.

As of December 31, 2023, availability on commercial construction and development loans that are in the construction phase totaled $343 million, with most of the funds expected to be drawn over the next 12 to 18 months. Our current pipeline reports indicate continued strong commercial loan funding opportunities in future periods, including $270 million in new lending commitments, a majority of which we expect to be accepted and funded over the next 12 to 18 months. Our commercial lenders also report additional opportunities they are currently discussing with existing borrowers and potential new customers. We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship, as well as concentration limits we have established within our commercial loan portfolio. Usage of existing commercial lines of credit was relatively stable during 2023 at approximately 40%, similar to that of 2022 but lower than our historical average of 47%.

Residential mortgage loans totaled $837 million, or 19.5% of total loans, at December 31, 2023, compared to $718 million, or 18.3% of total loans, as of December 31, 2022. Residential mortgage loans increased $120 million, or approximately 17%, during 2023. We originated $386 million in residential mortgage loans during 2023, compared to $614 million and $952 million in 2022 and 2021, respectively. The decline over the past two years primarily reflected significantly higher residential mortgage loan interest rates, resulting in a substantial reduction of refinancing activity.  Production associated with refinancing activity totaled $59.8 million and $134 million in 2023 and 2022, respectively, compared to $458 million in 2021. The higher residential mortgage loan interest rates during 2023 and 2022 resulted in borrowers primarily selecting adjustable rate residential mortgage loans compared to fixed rate residential mortgage loans in the prior two years. Generally, we sell fixed rate residential mortgage loans to third-party investors, while we maintain adjustable rate residential mortgage loans on our balance sheet. Approximately 53% and 35% of our residential mortgage loan production was comprised of longer-term fixed rate loans during 2023 and 2022, respectively, compared to about 68% during 2021.  The shift in production mix has resulted in residential mortgage loans comprising a larger percentage of total loans, increasing from about 13% at year-end 2021 to 19.5% at December 31, 2023. The shift in product mix also impacts the timing of revenue recognition; it takes an estimated 24 months for the amount of net interest income earned on a residential mortgage loan that is retained on our balance sheet to approximate the amount of immediately recorded gain on sale of a residential mortgage loan that has been sold to a third-party investor.

Other consumer-related loans totaled $51.1 million, or 1.1% of total loans, at December 31, 2023. We expect this loan portfolio segment to remain relatively steady in dollar amount but decline as a percent of total loans in future periods as the commercial loan and residential mortgage loan portfolios grow.

The following table presents total loans outstanding as of December 31, 2023, according to scheduled repayments of principal on fixed rate loans and repricing frequency on variable rate loans. Floating rate commercial loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

	Less Than	One Through	Five Through
(Dollars in thousands)	One Year	Five Years	Fifteen Years	Total

Construction and land development	$357,331	$52,704	$57,914	$467,949
Real estate - residential properties	79,571	249,837	512,245	841,653
Real estate - multi-family properties	93,179	71,929	2,001	167,109
Real estate - commercial properties	929,382	598,083	67,589	1,595,054
Commercial and industrial	1,027,564	157,522	34,614	1,219,700
Consumer	2,765	8,409	1,119	12,293
Total loans	$2,489,792	$1,138,484	$675,482	$4,303,758

Fixed rate loans	$94,993	$893,772	$244,769	$1,233,534
Floating rate loans	2,394,799	244,712	430,713	3,070,224
Total loans	$2,489,792	$1,138,484	$675,482	$4,303,758

Our credit policies establish guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans to provide effective loan portfolio administration. The credit policies and procedures are meant to minimize the risk and uncertainties inherent in lending.  In following these policies and procedures, we must rely on estimates, appraisals and evaluations of loans and the possibility that changes in these items could occur quickly because of changing economic conditions or other factors. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on the internal loan watch list.  Senior management and the Board of Directors review this list regularly. Market value estimates of collateral on nonperforming loans, as well as on foreclosed and repossessed assets, are reviewed periodically. We have a process in place to monitor whether value estimates at each quarter end are reflective of current market conditions. Our credit policies establish criteria for obtaining appraisals and determining internal value estimates. We may also adjust outside and internal valuations based on identifiable trends within our markets, such as recent sales of similar properties or assets, listing prices, and offers received. In addition, we may discount certain appraised and internal value estimates to address distressed market conditions.

Nonperforming loans totaled $3.4 million, or 0.1% of total loans, as of December 31, 2023, compared to $7.7 million, or 0.2% of total loans, as of December 31, 2022. Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest and foreclosed properties, totaled $3.6 million (0.1% of total assets) as of December 31, 2023, compared to $7.7 million (0.2% of total assets) as of December 31, 2022. The volume of nonperforming assets has remained under 0.3% of total assets since year-end 2015, and has averaged 0.1% over the past five years. Given the low level of nonperforming loans and accruing loans 30 to 89 days delinquent, combined with what we believe are strong credit administration practices, we are pleased with the overall quality of the loan portfolio.

Loan charge-offs totaled $0.9 million during 2023, while recoveries of prior period loan charge-offs totaled $0.8 million, providing for net loan charge-offs of $0.1 million, or less than 0.01% of average total loans, for the year. During 2022, loan charge-offs totaled $0.3 million, while recoveries of prior period loan charge-offs equaled $1.0 million, providing for net loan recoveries of $0.7 million, or 0.02% of average total loans.  We continue our collection efforts on charged-off loans, and we expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

The following table reflects the composition of our allowance for credit loss, nonaccrual loans, and net charge-offs as of and for the year ended December 31, 2023.

(Dollars in thousands)	Allowance for Credit Losses	Loan Totals	Allowance for Credit Losses to Loan Totals	Nonaccrual Loans	Nonaccrual Loans to Total Loans	Allowance for Credit Losses to Nonaccrual Loans	Net Charge-Offs	Net Charge-Offs to Average Loans

Commercial:
Commercial and industrial	$7,441	$1,254,586	0.59%	$249	0.02%	2,988.35%	$30	0.00%
Vacant land, land development and residential construction	384	74,753	0.51	0	0	NA	(35)	(0.05)
Real estate – owner occupied	7,186	717,667	1.00	70	0.01	10,265.71	(17)	(0.00)
Real estate – non-owner occupied	9,852	1,035,684	0.95	0	0	NA	0	0
Real estate – multi-family and residential rental	3,184	332,609	0.96	0	0	NA	(26)	(0.01)
Total commercial	28,047	3,415,299	0.82	319	0.01	8,792.16	(48)	(0.00)
Retail:
1-4 family mortgages	18,986	837,406	2.27	3,096	0.37	613.24	(18)	(0.00)
Other consumer	2,881	51,053	5.64	0	0	NA	98	0.19
Total retail	21,867	888,459	2.46	3,096	0.35	706.30	80	0.01

Unallocated	0	0	0	0	0	0	0	0
Total	$49,914	$4,303,758	1.16%	$3,415	0.08%	1,461.61%	$32	0.00%

The following table reflects the composition of our allowance for credit loss, nonaccrual loans, and net charge-offs as of and for the year ended December 31, 2022.

(Dollars in thousands)	Allowance for Credit Losses	Loan Totals	Allowance for Credit Losses to Loan Totals	Nonaccrual Loans	Nonaccrual Loans to Total Loans	Allowance for Credit Losses to Nonaccrual Loans	Net Charge-Offs	Net Charge-Offs to Average Loans

Commercial:
Commercial and industrial	$10,203	$1,185,083	0.86%	$6,024	0.51%	169.37%	$(46)	(0.00)%
Vacant land, land development and residential construction	490	61,873	0.79	0	0	NA	25	0.05
Real estate – owner occupied	5,914	639,192	0.93	248	0.04	2,384.68	(51)	(0.01)
Real estate – non-owner occupied	9,242	979,214	0.94	0	0	NA	0	0
Real estate – multi-family and residential rental	2,191	266,468	0.82	0	0	NA	(43)	(0.02)
Total commercial	28,040	3,131,830	0.90	6,272	0.20	447.07	(115)	(0.00)
Retail:
1-4 family mortgages	14,027	755,036	1.86	1,456	0.19	963.39	(562)	(0.09)
Other consumer	160	29,753	0.54	0	0	NA	(56)	(0.19)
Total retail	14,187	784,789	1.81	1,456	0.19	974.38	(618)	(0.05)

Unallocated	19	0	0	0	0	0	0	0
Total	$42,246	$3,916,619	1.08%	$7,728	0.20%	546.66%	$(733)	(0.02)%

The following table reflects the composition of our allowance for loan loss, nonaccrual loans, and net charge-offs as of and for the year ended December 31, 2021.

(Dollars in thousands)	Allowance for Credit Losses	Loan Totals	Allowance for Credit Losses to Loan Totals	Nonaccrual Loans	Nonaccrual Loans to Total Loans	Allowance for Credit Losses to Nonaccrual Loans	Net Charge-Offs	Net Charge-Offs to Average Loans

Commercial:
Commercial and industrial	$10,782	$1,137,419	0.95%	$508	0.04%	2,122.44%	$672	0.06%
Vacant land, land development and residential construction	420	43,239	0.97	0	0	NA	(359)	(0.75)
Real estate – owner occupied	6,045	565,758	1.07	0	0	NA	(1,107)	(0.20)
Real estate – non-owner occupied	12,990	1,027,415	1.26	0	0	NA	0	0
Real estate – multi-family and residential rental	2,006	176,593	1.14	0	0	NA	(26)	(0.02)
Total commercial	32,243	2,950,424	1.09	508	0.02	6,347.05	(820)	(0.03)
Retail:
1-4 family mortgages	2,449	442,547	0.55	1,686	0.38	145.26	(838)	(0.22)
Home equity and other	626	60,488	1.03	119	0.20	526.05	(38)	(0.06)
Total retail	3,075	503,035	0.61	1,805	0.36	170.36	(876)	(0.20)

Unallocated	45	0	0	0	0	0	0	0
Total	$35,363	$3,453,459	1.02%	$2,313	0.07%	1,528.88%	$(1,696)	(0.05)%

The following table depicts the ratio of our allowance to nonperforming loans:

	12/31/23	12/31/22	12/31/21
Ratio of allowance to nonperforming loans	1,461.7%	546.7%	1,432.9%

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

The allowance equaled $49.9 million, or 1.16% of total loans, and over 1,400% of nonperforming loans, as of December 31, 2023. As of December 31, 2023, the allowance was comprised of $49.4 million in general reserves relating to performing loans and $0.5 million in specific reserves on other loans, primarily nonperforming loans.  Loans with an aggregate carrying value of $0.4 million as of December 31, 2023 had been subject to previous partial charge-offs aggregating $0.4 million over the past several years.  As of December 31, 2023, there were no specific reserves allocated to loans that had been subject to a previous partial charge-off.

Although we believe the allowance is adequate to absorb loan losses in our originated loan portfolio as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Securities available for sale increased $14.2 million during 2023, totaling $617 million as of December 31, 2023.  There were no purchases of U.S. Government agency bonds during 2023; proceeds from matured U.S. Government agency bonds totaled $12.0 million.  There were no purchases of U.S. Government agency guaranteed mortgage-backed securities during 2023; principal paydowns on U.S. Government agency guaranteed mortgage-backed securities totaled $2.8 million.  Purchases of municipal bonds totaled $19.9 million during 2023; proceeds from matured municipal bonds totaled $9.4 million.  At December 31, 2023, the portfolio was primarily comprised of U.S. Government agency bonds (63%), municipal bonds (32%), and U.S. Government agency guaranteed mortgage-backed securities (5%).  All of our securities are currently designated as available for sale and are therefore stated at fair value. The fair value of securities designated as available for sale at December 31, 2023 totaled $617 million, including a net unrealized loss of $63.9 million.  The net unrealized loss equaled $82.7 million as of December 31, 2022. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that the unrealized losses were due to changing interest rate environments. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations.  In addition, the securities portfolio serves a primary interest rate risk management function.  We expect upcoming purchases to generally consist of municipal bonds, with the securities portfolio maintained at about 10% to 12% of total assets.

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

FHLBI stock totaled $21.5 million as of December 31, 2023, compared to $17.7 million as of December 31, 2022.  The $3.8 million increase reflects additional stock purchased in association with an increase in outstanding advances during 2023.  Our investment in FHLBI stock is necessary to engage in their advance and other financing programs.  We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

The following table shows by class of maturities as of December 31, 2023 the amounts and weighted average yields (on a fully taxable-equivalent basis) of investment securities:

	Carrying	Average
(Dollars in thousands)	Value	Yield
Obligations of U.S. Government agencies:
One year or less	$42,667	0.55%
Over one through five years	182,329	1.08
Over five through ten years	162,604	1.70
Over ten years	2,896	1.81
	390,496	1.29
Obligations of states and political subdivisions:
One year or less	13,622	2.00
Over one through five years	59,429	2.51
Over five through ten years	81,187	2.85
Over ten years	42,385	4.08
	196,623	2.95

Mortgage-backed securities	29,473	2.19
Other investments	500	8.56

Totals	$617,092	1.87%

Interest-earning deposits, primarily consisting of funds deposited at the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate risk sensitivity.  The average balance of these funds equaled $107 million, or 2.2% of average earning assets, during 2023, compared to $445 million, or 9.3% of average earning assets, during 2022.  Typically, we maintain interest-earning deposits at approximately $75 million, or about 2% of average earning assets. The elevated level during 2022 primarily reflected increased local deposits stemming from Covid-19-related federal government stimulus programs and reduced business and consumer investing and spending during 2021 and into 2022. The level of interest-earning deposits was on a declining trend throughout 2022 as excess monies were used to fund loan growth and securities purchases, as well as out-of-area deposit and FHLBI advance maturities. We also experienced a decline in local deposits throughout 2022.

Non-Earning Assets

Cash and due from bank balances averaged 1.2% of total assets during 2023, similar to the average level during 2022, and no significant changes are expected in future periods.  Net premises and equipment equaled $50.9 million at December 31, 2023, representing a decrease of $0.5 million during 2023. In large part, aggregate investments in new and existing offices approximated depreciation expense.  Other real estate owned as of December 31, 2023 equaled $0.2 million, and consisted of property associated with a former branch location.

Other assets equaled $126 million at December 31, 2023, reflecting an increase of $30.0 million during 2023. The increase is primarily associated with an aggregate $22.5 million investment in low-income housing tax credits.

Source of Funds

Total deposits increased $188 million during 2023, and totaled $3.90 billion at December 31, 2023. Local deposits increased $19.7 million, and out-of-area deposits grew $168 million, during 2023. FHLBI advances increased $160 million during 2023.  The combined $328 million increase in wholesale funds during 2023 was primarily used to fund loan growth.

Noninterest-bearing checking accounts declined $357 million during 2023, in large part reflecting transfers to interest-bearing deposit accounts and withdrawals associated with the sales of businesses.  Interest-bearing checking accounts increased $60.8 million, generally resulting from transfers from noninterest-bearing checking accounts.  Savings deposits declined $119 million, primarily reflecting the transfers of funds to higher-paying money market deposit accounts and time deposits.  Money market deposit accounts increased $181 million, in large part reflecting growth in deposits from existing and new municipal depositors, as well as from transfers from no- and low-cost deposit products.  Local time deposits increased $254 million, primarily reflecting transfers of funds from no- and low-cost deposit products.  Out-of-area deposits during 2023 grew by, and totaled, $168 million as of December 31, 2023.

As of both December 31, 2023 and 2022, approximately $1.9 billion of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used by Mercantile Bank's regulatory reporting requirements.

The balance of certificates of deposit exceeding the FDIC insured limit and their maturity profile as of December 31, 2023 are as follows:

(Dollars in thousands)	2023

Up to three months	$104,400
Three months to six months	86,500
Six months to twelve months	133,800
Over twelve months	104,200

Total certificates of deposit	$428,900

Securities sold under agreements to repurchase (“sweep accounts”) increased $35.4 million during 2023, totaling $230 million as of December 31, 2023.  The aggregate balance of this funding type can be subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances that many of the customers maintain.  The average balance of sweep accounts equaled $204 million during 2023, with a high balance of $269 million and a low balance of $135 million.  Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts to overnight interest-bearing repurchase agreements.  Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance.  All of our sweep accounts are accounted for as secured borrowings.

FHLBI advances increased $160 million during 2023, totaling $468 million as of December 31, 2023.  Bullet advances aggregating $240 million were obtained during 2023, consisting of $160 million to fund loan growth and $80.0 million to replace FHLBI bullet advance maturities.  Payments on amortizing FHLBI advances totaled $0.4 million during 2023.  FHLBI bullet advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk, while amortizing FHLBI advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amount and amortization structure of the underlying advances reflective of the associated commercial loans.  FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on certain commercial real estate property loans, and substantially all other assets of our bank under a blanket lien arrangement.  Our borrowing line of credit at year-end 2023 totaled $903 million, with remaining availability based on collateral of $429 million.

Shareholders’ equity increased $80.7 million during 2023, totaling $522 million as of December 31, 2023.  Positively impacting shareholders’ equity was net income of $82.2 million, while negatively affecting shareholders’ equity were cash dividends on our common stock totaling $21.0 million.  Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by a total of $4.7 million.  Positively impacting shareholders’ equity during 2023 was a $14.9 million decline in the after-tax net unrealized loss on available for sale securities.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED December 31, 2023 and 2022

Summary

We recorded net income of $82.2 million, or $5.13 per basic and diluted share, for 2023, compared to net income of $61.1 million, or $3.85 per basic and diluted share, for 2022. Diluted earnings per share increased $1.28, or 33.2%, during 2023 compared to 2022.

The increase in net income during 2023 compared to 2022 primarily reflected improved net interest income, which more than offset higher levels of noninterest expense and provisions for credit losses.  The growth in net interest income mainly stemmed from an increased net interest margin and loan growth.  Overhead costs were up in 2023 primarily due to higher salary expense, reflecting annual merit pay increases and market adjustments, along with lower residential mortgage loan deferred salary costs.  The provision expense recorded during 2023 mainly reflected allocations necessitated by net loan growth, slower residential mortgage loan prepayment rates and the related extended average life of the portfolio, and changes in environmental factors depicting heightened inherent risk in the commercial construction loan portfolio.  The provision expense recorded during 2022 was necessitated by the net increase in required reserve levels stemming from changes to several environmental factors that largely reflected enhanced inherent risk within the commercial loan and residential mortgage loan portfolios, loan growth, and increased specific reserves for certain distressed loan relationships.  A higher reserve for residential mortgage loans reflecting slower principal prepayment rates also impacted provision expense during 2022.  Excluding nonrecurring transactions, noninterest income was up marginally during 2023 compared to the prior year as increases in credit and debit card income, interest rate swap income, payroll processing fees, and bank owned life insurance income, as well as the improved performance of an equity fund investment, were in large part offset by decreased mortgage banking income and service charges on accounts.

Net Interest Income

Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. Interest income (adjusted for tax-exempt income) and interest expense totaled $272 million and $77.8 million, respectively, during 2023, providing for net interest income of $194 million.  During 2022, interest income and interest expense equaled $182 million and $23.6 million, respectively, providing for net interest income of $158 million.  In comparing 2023 with 2022, interest income increased 49.2%, interest expense was up 230%, and net interest income increased 22.3%. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types and levels of assets and liabilities, the interest rate environment, interest rate risk, asset quality, liquidity, and customer behavior also impact net interest income as well as the net interest margin.

The $35.3 million increase in net interest income in 2023 compared to 2022 primarily resulted from an improved net interest margin and loan portfolio expansion.  During 2023, the net interest margin equaled 4.05%, up from 3.33% during 2022 due to a higher yield on average earning assets, which more than offset an increase in the cost of funds.  The yield on average earning assets was 5.68% during 2023, an increase from 3.82% during 2022.  The higher yield on average earning assets primarily resulted from an increased yield on loans.  The yield on loans was 6.25% during 2023, up from 4.50% during 2022 mainly due to higher interest rates on variable-rate commercial loans resulting from the FOMC substantially raising the targeted federal funds rate in an effort to reduce elevated inflation levels.  The FOMC increased the targeted federal funds rate by 525 basis points during the period of March 2022 through July 2023, during which time average variable-rate commercial loans represented approximately 64% of average total commercial loans.  Improved yields on other interest-earning assets and securities, reflecting the increased interest rate environment, and a change in earning asset mix, consisting of an increase in higher-yielding loans as a percentage of total earning assets, also contributed to the enhanced yield on earning assets.  During 2023, earning assets averaged $4.78 billion, up slightly from $4.77 billion during 2022.  Average loans increased $340 million, average other interest-earning assets declined $339 million, and average securities were up $13.5 million.  The cost of funds rose from 0.49% in 2022 to 1.63% in 2023 primarily due to higher costs of deposits and borrowings, stemming from the increased interest rate environment, and a change in funding mix, mainly consisting of a decrease in noninterest-bearing and lower-cost deposits and an increase in time deposits, reflecting deposit migration and new deposit relationships.

The following table depicts the average balance, interest earned and paid, and weighted average rate of our assets, liabilities and shareholders’ equity during 2023, 2022, and 2021.  The subsequent table portrays the dollar amount of change in interest income and interest expense of interest-earning assets and interest-bearing liabilities, respectively, segregated between change due to volume and change due to rate.  Tax-exempt securities interest income and yield for 2023, 2022, and 2021 have been computed on a tax equivalent basis using a marginal tax rate of 21.0%.  Securities interest income was increased by $0.2 million in 2023, 2022, and 2021 for this non-GAAP, but industry standard, adjustment.  These adjustments equated to increases in our net interest margin of less than one basis point during all three years.

	Years ended December 31,
(Dollars in thousands)	2023			2022			2021
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Taxable securities	$478,759	$9,041	1.89%	$486,093	$7,603	1.56%	$390,720	$5,127	1.31%
Tax-exempt securities	148,082	3,903	2.64	127,272	2,974	2.34	122,748	2,626	2.14
Total securities	626,841	12,944	2.06	613,365	10,577	1.72	513,468	7,753	1.51

Loans	4,046,815	253,108	6.25	3,706,505	166,848	4.50	3,324,611	135,048	4.06
Other interest-earning assets	106,515	5,546	5.21	445,236	4,654	1.05	671,351	933	0.14
Total earning assets	4,780,171	271,598	5.68	4,765,106	182,079	3.82	4,509,430	143,734	3.19

Allowance for credit losses	(45,590)			(36,993)			(38,003)
Cash and due from banks	61,797			75,213			69,084
Other non-earning assets	267,315			251,466			260,623

Total assets	$5,063,693			$5,054,792			$4,801,134

Interest-bearing checking accounts	$605,220	$5,740	0.95%	$518,357	$1,926	0.37%	$498,119	$1,469	0.29%
Savings deposits	310,940	392	0.13	404,284	105	0.03	378,312	146	0.04
Money market accounts	899,927	29,149	3.24	888,047	4,071	0.46	756,715	1,617	0.21
Time deposits	567,988	20,163	3.55	385,338	3,935	1.02	472,925	5,882	1.24
Total interest-bearing deposits	2,384,075	55,444	2.33	2,196,026	10,037	0.46	2,106,071	9,114	0.43

Short-term borrowings	206,728	2,847	1.38	200,561	294	0.15	158,855	170	0.11
Federal Home Loan Bank advances	425,363	11,367	2.67	354,136	7,125	2.01	392,575	8,177	2.08
Other borrowings	139,195	8,155	5.86	137,737	6,139	4.46	52,984	1,971	3.72
Total interest-bearing liabilities	3,155,361	77,813	2.47	2,888,460	23,595	0.82	2,710,485	19,432	0.72

Noninterest checking accounts	1,372,840			1,694,857			1,620,480
Other liabilities	58,465			37,617			19,998
Total liabilities	4,586,666			4,620,934			4,350,963
Average equity	477,027			433,858			450,171
Total liabilities and equity	$5,063,693			$5,054,792			$4,801,134

Net interest income		$193,785			$158,484			$124,302
Rate spread			3.21%			3.00%			2.47%
Net interest margin			4.05%			3.33%			2.76%

	Years ended December 31,
(Dollars in thousands)	2023 over 2022			2022 over 2021
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income
Taxable securities	1,438	(761)	2,199	$2,476	$1,386	$1,090
Tax exempt securities	929	1,260	(331)	348	99	249
Loans	86,260	16,457	69,803	31,800	16,377	15,423
Other interest-earning assets	892	(5,802)	6,694	3,721	(415)	4,136

Net change in tax-equivalent interest income	89,519	11,154	78,365	38,345	17,447	20,898

Increase (decrease) in interest expense
Interest-bearing demand deposits	3,814	372	3,442	457	62	395
Savings deposits	287	(30)	317	(41)	9	(50)
Money market accounts	25,078	55	25,023	2,454	323	2,131
Time deposits	16,228	2,607	13,621	(1,947)	(990)	(957)
Short-term borrowings	2,553	9	2,544	124	51	73
Federal Home Loan Bank advances	4,242	1,612	2,630	(1,052)	(780)	(272)
Other borrowings	2,016	66	1,950	4,168	3,709	459
Net change in interest expense	54,218	4,691	49,527	4,163	2,384	1,779

Net change in tax-equivalent net interest income	$35,301	$6,463	$28,838	$34,182	$15,063	$19,119

Interest income, which is primarily generated from the loan portfolio, increased $89.5 million during 2023 from that earned in 2022, totaling $272 million in 2023 compared to $182 million in 2022.  The increase in interest income is mainly attributable to a higher yield on average earning assets and the positive impact of an increased level of average loans.  During 2023 and 2022, earning assets had an average yield (tax equivalent-adjusted basis) of 5.68% and 3.82%, respectively.  The improved yield on average earning assets primarily resulted from an increased yield on loans, mainly reflecting higher interest rates on variable-rate commercial loans stemming from the previously mentioned FOMC rate hikes.  Enhanced yields on other interest-earning assets and securities, reflecting the increased interest rate environment, and a change in earning asset mix, consisting of an increase in higher-yielding loans as a percentage of total earning assets, also contributed to the improved yield on average earning assets.  Higher-yielding loans represented 84.7% of earning assets during 2023, up from 77.8% during 2022.

Interest income generated from the loan portfolio increased $86.3 million in 2023 compared to the level earned in 2022.  An upturn in loan yield from 4.50% in 2022 to 6.25% in 2023 resulted in a $69.8 million increase in interest income, while growth in the loan portfolio during 2023 resulted in a $16.5 million increase in interest income.  The improved yield on loans mainly resulted from a higher yield on commercial loans, which increased from 4.72% during 2022 to 6.84% during 2023 primarily due to the aforementioned FOMC rate increases.

Interest income generated from the securities portfolio increased $2.4 million in 2023 compared to the level earned in 2022.  A rise in the yield on securities from 1.72% during 2022 to 2.06% during 2023 resulted in a $1.9 million increase in interest income, while growth in the average balance of the securities portfolio during 2023 resulted in an increase in interest income of $0.5 million.  Interest income on other interest-earning assets increased $0.9 million in 2023 from the level earned in 2022; a higher yield on these balances resulted in an increase in interest income of $6.7 million, while a reduction in the average balance of these balances resulted in a decrease in interest income of $5.8 million.

Interest expense is generated from interest-bearing deposits and borrowed funds.  Interest expense increased $54.2 million during 2023 from that expensed in 2022, totaling $77.8 million in 2023 compared to $23.6 million in 2022.  An increase in the cost of interest-bearing liabilities from 0.82% during 2022 to 2.47% during 2023 resulted in an increase in interest expense of $49.5 million, while growth in the average balance of these liabilities during 2023 resulted in a $4.7 million increase in interest expense.  During 2023, interest-bearing liabilities averaged $3.16 billion, representing an increase of $267 million, or 9.2%, from the $2.89 billion average during 2022; average interest-bearing deposits and borrowings were up $188 million and $78.9 million, respectively.  During 2023 and 2022, interest-bearing liabilities had a weighted average rate of 2.47% and 0.82%, respectively.  The higher average cost of interest-bearing liabilities mainly resulted from increased costs of deposit accounts.  A higher cost of borrowings, along with a change in interest-bearing liability mix, also contributed to the increased average cost of interest-bearing liabilities.

The cost of interest-bearing non-time deposit accounts increased from 0.34% during 2022 to 1.94% during 2023, primarily reflecting higher interest rates paid on money market accounts; the higher interest rates mainly reflected the increased interest rate environment.  The cost of time deposits rose from 1.02% during 2022 to 3.55% during 2023 due to higher rates paid on time deposits, reflecting the increased interest rate environment, and a change in mix, consisting of an increase in higher-cost out-of-area deposits.  During 2023, approximately $191 million in out-of-area time deposits were obtained to increase on-balance sheet liquidity and offset loan growth, seasonal deposit withdrawals, and wholesale fund maturities.  The cost of borrowed funds increased from 1.96% during 2022 to 2.90% during 2023, mainly reflecting higher costs of FHLBI advances, sweep accounts, and subordinated debentures stemming from the increased interest rate environment.

A higher average rate paid on interest-bearing non-time deposits during 2023 resulted in a $28.8 million increase in interest expense, while growth of $5.4 million in the average balance of these deposits equated to a $0.4 million increase in interest expense.  An increase in the average rate paid on time deposits during 2023 resulted in a $13.6 million increase in interest expense, while growth of $183 million in the average balance of these deposits resulted in a $2.6 million increase in interest expense.  The $2.6 million increase in interest expense on short-term borrowings during 2023 almost exclusively stemmed from higher rates paid on sweep accounts.  A higher average rate paid on FHLBI advances during 2023 resulted in a $2.6 million increase in interest expense, while growth of $71.2 million in the average balance of advances resulted in a $1.6 million increase in interest expense.  During 2023, FHLBI advances totaling $240 million were obtained to augment on-balance sheet liquidity and offset loan expansion, seasonal deposit withdrawals, and wholesale fund maturities.  The $2.0 million increase in interest expense on other borrowings almost completely resulted from an increased average rate paid on these borrowings.

Provision for Credit Losses

Provisions for credit losses of $7.7 million and $6.6 million were recorded during 2023 and 2022, respectively.  The provision expense recorded during 2023 primarily reflected allocations necessitated by net loan growth, slower residential mortgage loan prepayment rates and the associated extended average life of the portfolio, and changes in environmental factors reflecting heightened inherent risk in the commercial construction loan portfolio.  The provision expense recorded during 2022 was necessitated by the net increase in required reserve levels stemming from changes to several environmental factors that largely reflected higher levels of inherent risk within the commercial loan and residential mortgage loan portfolios, loan growth, and increased specific reserves for certain distressed loan relationships.  A higher reserve for residential mortgage loans reflecting slower principal prepayment rates also impacted provision expense during 2022.  Sustained strength in loan quality metrics, including low levels of loan charge-offs, during 2023 and 2022 significantly mitigated the amount of additional reserves imposed by the previously mentioned factors.  Economic forecasts were relatively stable during 2023 and 2022.

Noninterest Income

Noninterest income during 2023 was $32.1 million, representing a marginal increase from the amount recorded during 2022. Gains on sales of other real estate owned totaling $0.4 million were included in noninterest income during 2023, while a bank owned life insurance claim of $0.5 million was included in noninterest income during 2022. Excluding these transactions, noninterest income increased $0.2 million in 2023 compared to 2022.  The higher level of noninterest income during 2023 mainly reflected increased credit and debit card income, interest rate swap income, bank owned life insurance income, and payroll processing fees and the improved performance of an equity fund investment, which more than offset decreased mortgage banking income and service charges on accounts. The growth in credit and debit card income and payroll servicing fees during 2023 primarily resulted from the successful marketing of products and services to existing and new customers. The reduction in mortgage banking income mainly stemmed from lower production, the impact of which was partially offset by a higher loan sold percentage, which increased from approximately 35% during 2022 to nearly 53% during 2023. The decline in service charges on accounts year over year reflected a higher earnings credit rate in response to the increasing interest rate environment.

Noninterest Expense

Noninterest expense during 2023 was $115 million, compared to $108 million during 2022.  Overhead costs during 2023 included contributions to The Mercantile Bank Foundation (the “Foundation”), a loss on the sale of a former branch facility, and one-time employee benefit and facility-related costs totaling $1.8 million, while overhead costs during 2022 included contributions to the Foundation and a loss on the sale of a former branch facility totaling $1.8 million.  Excluding these transactions, the increase in noninterest expense during 2023 primarily resulted from higher salary and benefit costs, largely reflecting annual merit pay increases, market adjustments, lower residential mortgage loan deferred salary costs, an increased bonus accrual, and higher health insurance claims, which more than offset reduced residential mortgage lender commissions and incentives mainly stemming from decreased loan production.  The increase in overhead costs during 2023 also resulted from higher allocations to the reserve for unfunded loan commitments and increased levels of Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums, interest rate swap collateral holding costs, and occupancy costs.  The increase in FDIC deposit insurance premiums primarily resulted from an increased industry-wide assessment rate, while the higher occupancy costs mainly stemmed from increased rent expense attributable to office openings.

Federal Income Tax Expense

During 2023, we recorded income before federal income tax of $103 million and a federal income tax expense of $20.5 million, compared to income before federal income tax of $75.8 million and a federal income tax expense of $14.7 million during 2022.  The $5.8 million increase in federal income tax expense in 2023 compared to 2022 primarily resulted from the higher level of income before federal income tax.  In addition, our election to apply the proportional amortization method to our tax credit equity investments during 2023 resulted in $0.5 million in tax expense being recorded during the year.  Amortization costs related to tax credit equity investments were included in noninterest expense in prior years.  Our effective tax rate was 19.9% during 2023, compared to 19.4% during 2022.  The tax credit equity investments-related tax election negatively impacted the effective tax rate in 2023, while the aforementioned bank owned life insurance death benefit claim, substantially all of which was nontaxable, positively impacted the effective tax rate in 2022.

CAPITAL RESOURCES

Shareholders’ equity increased $80.7 million during 2023, totaling $522 million as of December 31, 2023.  Positively impacting shareholders’ equity was net income of $82.2 million, while negatively affecting shareholders’ equity were cash dividends on our common stock totaling $21.0 million.  Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by a total of $4.7 million.  Positively impacting shareholders’ equity during 2023 was a $14.9 million decline in the after-tax net unrealized loss on available for sale securities.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.  As of December 31, 2023, our bank’s total risk-based capital ratio was 13.4%, compared to 13.7% at December 31, 2022.  Our bank’s total regulatory capital increased $75.7 million during 2023, primarily reflecting the net impact of net income totaling $92.5 million and cash dividends paid to us aggregating $26.0 million.  Our bank’s total risk-based capital ratio was also impacted by a $644 million increase in total risk-weighted assets, in large part reflecting growth within the commercial lending function.  As of December 31, 2023, our bank’s total regulatory capital equaled $694 million, or approximately $177 million in excess of the amount necessary to attain the 10.0% minimum total risk-based capital ratio, which is among the requirements to be categorized as “well capitalized.”

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

To assist in providing needed funds, we have regularly obtained monies from wholesale funding sources.  Wholesale funds, comprised of deposits from customers outside of our market areas and advances from the FHLBI, totaled $636 million, or 13.8% of combined deposits and borrowed funds as of December 31, 2023, compared to $308 million, or 7.3% of combined deposits and borrowed funds, as of December 31, 2022. We had $168 million in out-of-area deposits as of December 31, 2023, compared to none as of year-end 2022.

Sweep accounts increased $35.4 million during 2023, totaling $230 million as of December 31, 2023.  The aggregate balance of this funding type can be subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances that many of the customers maintain.  The average balance of sweep accounts equaled $204 million during 2023, with a high balance of $269 million and a low balance of $135 million.  Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts to overnight interest-bearing repurchase agreements.  Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance.  All of our sweep accounts are accounted for as secured borrowings.

Information regarding our repurchase agreements as of December 31, 2023 and during 2023 is as follows:

(Dollars in thousands)
Outstanding balance at December 31, 2023	$229,734
Weighted average interest rate at December 31, 2023	3.17%
Maximum daily balance twelve months ended December 31, 2023	$269,324
Average daily balance for twelve months ended December 31, 2023	$204,334
Weighted average interest rate for twelve months ended December 31, 2023	1.33%

FHLBI advances increased $160 million during 2023, totaling $468 million as of December 31, 2023.  Bullet advances aggregating $240 million were obtained during 2023, consisting of $160 million to fund loan growth and $80.0 million to replace FHLBI bullet advance maturities.  Payments on amortizing FHLBI advances totaled $0.4 million during 2023.  FHLBI bullet advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk, while amortizing FHLBI advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amount and amortization structure of the underlying advances reflective of the associated commercial loans.  FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on certain commercial real estate property loans, and substantially all other assets of our bank under a blanket lien arrangement.  Our borrowing line of credit at year-end 2023 totaled $903 million, with remaining availability based on collateral of $429 million.

We also have the ability to borrow up to $70.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit, with an average balance of $2.4 million during 2023.  In contrast, our interest-earning deposit account at the Federal Reserve Bank of Chicago averaged $98.5 million during 2023.  We have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago.  Based on pledged municipal bonds, we could have borrowed up to $26.9 million at December 31, 2023.  We have not utilized this line of credit in over ten years, and we do not plan to access this line of credit in future periods.

The following table reflects, as of December 31, 2023, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
(Dollars in thousands)	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$3,103,430	$0	$0	$0	$3,103,430
Time Deposits	657,306	84,284	55,898	0	797,488
Short-term borrowings	229,734	0	0	0	229,734
Federal Home Loan Bank advances	90,827	161,762	191,917	23,404	467,910
Subordinated debentures	0	0	0	49,644	49,644
Subordinated notes	0	0	0	88,971	88,971
Other borrowed money	0	0	0	1,077	1,077
Premises and equipment leases	0	1,371	950	1,316	3,637

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit.  At December 31, 2023, we had a total of $2.09 billion in unfunded loan commitments and $19.4 million in unfunded standby letters of credit.  Of the total unfunded loan commitments, $1.82 billion were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $270 million were for loan commitments generally expected to be accepted and become funded within the next 12 to 18 months.  We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our liquidity management.

The following table depicts our loan commitments at the end of the past three years:

(Dollars in thousands)	12/31/23	12/31/22	12/31/21

Commercial unused lines of credit	$1,557,429	$1,283,703	$1,098,951
Unused lines of credit secured by 1-4 family residential properties	74,120	71,972	64,313
Credit card unused lines of credit	142,096	123,687	92,146
Other consumer unused lines of credit	50,063	75,747	64,876
Commitments to make loans	270,403	329,646	212,476
Standby letters of credit	19,393	23,539	33,109

Total	$2,113,504	$1,908,294	$1,565,871

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

Inflation risk is the risk that the values of assets or income from investments will be worth less in the future as inflation decreases the value of money.  During the past two years, there was a pronounced rise in inflation. As a result, the FOMC significantly increased interest rates and indicated its intention to continue to do so in an effort to combat inflation.  As inflation increases, the value of our investment securities, particularly those with fixed rates and longer maturities, declines. In addition, inflation increases salary and benefit costs, as well as the costs of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses.  Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

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

The following table depicts our GAP position as of December 31, 2023:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
(Dollars in thousands)	Months	Months	Years	Years	Total
Assets:
Loans (1)	$2,399,166	$90,627	$1,138,484	$675,481	$4,303,758
Securities available for sale (2)	4,648	52,635	243,939	315,870	617,092
Interest-earning deposits	56,125	250	3,750	0	60,125
Mortgage loans held for sale	18,607	0	0	0	18,607
Allowance for credit losses	0	0	0	0	(49,914)
Other assets	0	0	0	0	403,556
Total assets	$2,478,546	$143,512	$1,386,173	$991,351	$5,353,224

Liabilities:
Interest-bearing deposits	2,067,428	445,668	140,182	0	2,653,278
Short-term borrowings	229,734	0	0	0	229,734
Federal Home Loan Bank advances	30,000	60,826	353,679	23,405	467,910
Other borrowed money	50,721	0	88,971	0	139,692
Noninterest-bearing deposits	0	0	0	0	1,247,640
Other liabilities	0	0	0	0	92,825
Total liabilities	2,377,883	506,494	582,832	23,405	4,831,079
Shareholders' equity	0	0	0	0	522,145
Total liabilities & shareholders' equity	$2,377,883	$506,494	$582,832	$23,405	$5,353,224
Net asset (liability) GAP	$100,663	$(362,982)	$803,341	$967,946
Cumulative GAP	$100,663	$(262,319)	$541,022	$1,508,968

Percent of cumulative GAP to total assets	1.9%	(4.9)%	10.1%	28.2%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of December 31, 2023.

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

We conducted multiple simulations as of December 31, 2023, in which it was assumed that changes in market interest rates occurred ranging from up 300 basis points to down 300 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested dollar and percentage changes in net interest income over the next twelve months in comparison to the $204 million in net interest income projected using our balance sheet amounts and anticipated replacement rates as of December 31, 2023. The resulting estimates are generally within our policy parameters established to manage and monitor interest rate risk.

(Dollars in thousands)	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 300 basis points	$(16,900)	(8.3)%
Interest rates down 200 basis points	(13,900)	(6.8)
Interest rates down 100 basis points	(6,200)	(3.0)
Interest rates up 100 basis points	7,100	3.5
Interest rates up 200 basis points	14,300	7.0
Interest rates up 300 basis points	21,200	10.4

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

Shareholders and Board of Directors

Mercantile Bank Corporation

Grand Rapids, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Mercantile Bank Corporation (the “Company”) as of December 31, 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for the consolidated financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Allowance for Credit Losses – General Reserve

As described in Notes 1 and 3 to the consolidated financial statements, management's estimate of the allowance for credit losses (ACL) at December 31, 2023, includes a reserve on collectively evaluated loans. The reserve on collectively evaluated loans is based on the bank’s historical loss rate adjusted for changes in macroeconomic conditions and qualitative factors. The reserve is based on an institution-specific historical average loss rate applied over the remaining life of loans. During each reporting period, management considers the need to adjust the historical loss rates to reflect the extent to which they expect current conditions and reasonable and supportable economic forecasts to differ from the conditions that existed for the period over which the historical loss information was determined. Management’s adjustment for qualitative factors is based on the impact of changes in lending policies and procedures, changes in the nature and volume of the loan portfolio, changes in the experience, ability and depth of lending management and staff, changes in the volume and severity of past due loans, nonaccrual loans and adversely classified loans, changes in the quality of the credit review function, changes in the value of underlying collateral dependent loans, existence and effect of any concentrations of credit and any changes in such, effect of other factors such as competition and legal and regulatory requirements, and historical loss rate information.

Significant judgment was required by management in the selection and measurement of qualitative factor adjustments. Accordingly, performing audit procedures to evaluate the Company’s estimated ACL involved a high degree of auditor judgment and required significant effort, including the involvement of professionals with specialized skill and knowledge.

Our audit procedures related to the Company’s estimate of the ACL included, but were not limited to, the following:

●	We tested the design and operating effectiveness of management's controls over the determination of the qualitative factor adjustments.

●

We obtained an understanding of management's process for determining the need for qualitative factor adjustments, identifying appropriate factors, and measuring the direction and magnitude of the adjustment.

●	We evaluated management's rationale for determining qualitative adjustments were relevant and warranted for each loan segment and assessed the measurement of qualitative factor adjustments applied by management.

●	Where applicable, we tested the accuracy and completeness of data used by management in the measurement of qualitative factor adjustments or vouched factors to relevant external data sources.

●

We assessed changes in qualitative factors against overall trends in credit quality within the Company and broader trends within the industry and local and national economies to evaluate reasonableness of management’s qualitative factor adjustments.

/s/ Plante & Moran, PLLC

Plante & Moran, PLLC

We have served as the Company’s auditor since 2023.

Grand Rapids, Michigan

March 1, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Mercantile Bank Corporation

Grand Rapids, Michigan

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting as of December 31, 2023 of Mercantile Bank Corporation (the "Company"), based on criteria establised in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the criteria established in the COSO framework.

We also have audited the consolidated balance sheets of the Company as of December 31, 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the year ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"), in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"). Our report dated March 1, 2024, expresses an unqualified opinion thereon.

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

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Plante & Moran, PLLC

Plante & Moran, PLLC

We have served as the Company’s auditor since 2023.

Grand Rapids, Michigan

March 1, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Mercantile Bank Corporation

Grand Rapids, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Mercantile Bank Corporation (the “Company”) as of December 31, 2022, the related consolidated statements of income and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2022 due to the adoption of ASC Topic 326, Financial Instruments – Credit Losses.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, P.C.

BDO USA, P.C.

We served as the Company's auditor from 2006 to 2023.

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

Management assessed the Company’s system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2023, Mercantile Bank Corporation maintained an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles based on those criteria.

The Company’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting as found on page F-29.

Mercantile Bank Corporation

/s/ Robert B. Kaminski, Jr.

Robert B. Kaminski, Jr.

President and Chief Executive Officer

/s/ Charles E. Christmas

Charles E. Christmas

Executive Vice President, Chief Financial Officer and Treasurer

MERCANTILE BANK CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2023 and 2022

(Dollars in thousands)	2023	2022
ASSETS
Cash and due from banks	$70,408	$61,894
Other interest-earning assets	60,125	34,878
Total cash and cash equivalents	130,533	96,772

Securities available for sale	617,092	602,936
Federal Home Loan Bank stock	21,513	17,721
Mortgage loans held for sale	18,607	3,565

Loans	4,303,758	3,916,619
Allowance for credit losses	(49,914)	(42,246)
Loans, net	4,253,844	3,874,373

Premises and equipment, net	50,928	51,476
Bank owned life insurance	85,668	80,727
Goodwill	49,473	49,473
Other assets	125,566	95,576

Total assets	$5,353,224	$4,872,619

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$1,247,640	$1,604,750
Interest-bearing	2,653,278	2,108,061
Total deposits	3,900,918	3,712,811

Securities sold under agreements to repurchase	229,734	194,340
Federal Home Loan Bank advances	467,910	308,263
Subordinated debentures	49,644	48,958
Subordinated notes	88,971	88,628
Accrued interest and other liabilities	93,902	78,211
Total liabilities	4,831,079	4,431,211

Commitments and contingent liabilities (Note 12)

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; 0 shares outstanding at December 31, 2023 and December 31, 2022	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,125,662 shares outstanding at December 31, 2023 and 15,994,884 shares outstanding at December 31, 2022	295,106	290,436
Retained earnings	277,526	216,313
Accumulated other comprehensive gain/(loss)	(50,487)	(65,341)
Total shareholders’ equity	522,145	441,408

Total liabilities and shareholders’ equity	$5,353,224	$4,872,619

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2023, 2022 and 2021

(Dollars in thousands, except per share data)	2023	2022	2021
Interest income
Loans, including fees	$253,108	$166,848	$135,048
Securities, taxable	9,041	7,603	5,127
Securities, tax-exempt	3,663	2,734	2,386
Other interest-earning assets	5,546	4,654	933
Total interest income	271,358	181,839	143,494

Interest expense
Deposits	55,444	10,037	9,114
Short-term borrowings	2,847	294	170
Federal Home Loan Bank advances	11,367	7,125	8,177
Subordinated debentures and other borrowings	8,155	6,139	1,971
Total interest expense	77,813	23,595	19,432

Net interest income	193,545	158,244	124,062

Provision (benefit) for credit losses	7,700	6,550	(4,300)

Net interest income after provision for credit losses	185,845	151,694	128,362

Noninterest income
Service charges on deposit and sweep accounts	4,954	5,952	5,078
Mortgage banking activities	7,595	8,664	29,959
Credit and debit card fees	8,914	8,216	7,516
Interest rate swap program fees	3,946	3,488	6,862
Payroll processing	2,509	2,178	1,815
Earnings on bank owned life insurance	1,500	1,678	1,164
Gain on sale of branch	0	0	1,058
Other income	2,725	1,901	2,768
Total noninterest income	32,143	32,077	56,220

Noninterest expense
Salaries and benefits	68,801	65,124	66,447
Occupancy	9,150	8,362	8,088
Furniture and equipment rent, depreciation and maintenance	3,464	3,614	3,654
Data processing	11,618	12,359	11,104
Advertising	1,565	1,445	1,175
FDIC insurance costs	2,258	1,239	1,820
Charitable foundation contributions	666	1,514	4,020
Other expense	17,767	14,324	14,558
Total noninterest expense	115,289	107,981	110,866

Income before federal income tax expense	102,699	75,790	73,716

Federal income tax expense	20,482	14,727	14,695

Net income	$82,217	$61,063	$59,021

Earnings per common share:
Basic	$5.13	$3.85	$3.69
Diluted	$5.13	$3.85	$3.69

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2023, 2022 and 2021

(Dollars in thousands)	2023	2022	2021
Net income	$82,217	$61,063	$59,021

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	18,804	(77,990)	(11,664)
Total other comprehensive income (loss)	18,804	(77,990)	(11,664)
Tax effect of unrealized holding gains (losses) on securities available for sale	(3,950)	16,378	2,449
Total tax effect of other comprehensive income (loss)	(3,950)	16,378	2,449
Other comprehensive income (loss), net of tax effect	14,854	(61,612)	(9,215)

Comprehensive income (loss)	$97,071	$(549)	$49,806

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2023, 2022 and 2021

				Accumulated
				Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
(Dollars in thousands except per share amounts)	Stock	Stock	Earnings	Income/(Loss)	Equity

Balances, January 1, 2021	$0	$302,029	$134,039	$5,486	$441,554

Employee stock purchase plan (1,481 shares)		48			48

Dividend reinvestment plan (27,562 shares)		877			877

Stock option exercises, net (2,000 shares)		50			50

Stock grants to directors for retainer fees (10,489 shares)		344			344

Stock-based compensation expense		3,784			3,784

Share repurchase program (683,191 shares)		(21,380)			(21,380)

Cash dividends ($1.18 per common share)			(18,524)		(18,524)

Net income for 2021			59,021		59,021

Change in net unrealized gain/(loss) on securities available for sale, net of tax effect				(9,215)	(9,215)

Balances, December 31, 2021	$0	$285,752	$174,536	$(3,729)	$456,559

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

Years ended December 31, 2023, 2022 and 2021

				Accumulated
				Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
(Dollars in thousands except per share amounts)	Stock	Stock	Earnings	Income/(Loss)	Equity

Balances, January 1, 2022	$0	$285,752	$174,536	$(3,729)	$456,559

Adoption of ASU 2016-13			316		316

Employee stock purchase plan (1,388 shares)		45			45

Dividend reinvestment plan (25,941 shares)		867			867

Stock option exercises, net (1,355 shares)		36			36

Stock grants to directors for retainer fees (11,166 shares)		359			359

Stock-based compensation expense		3,377			3,377

Cash dividends ($1.26 per common share)			(19,602)		(19,602)

Net income for 2022			61,063		61,063

Change in net unrealized gain/(loss) on securities available for sale, net of tax effect				(61,612)	(61,612)

Balances, December 31, 2022	$0	$290,436	$216,313	$(65,341)	$441,408

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

Years ended December 31, 2023, 2022 and 2021

				Accumulated
				Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
(Dollars in thousands except per share amounts)	Stock	Stock	Earnings	Income/(Loss)	Equity

Balances, January 1, 2023	$0	$290,436	$216,313	$(65,341)	$441,408

Employee stock purchase plan (1,410 shares)		45			45

Dividend reinvestment plan (27,306 shares)		891			891

Stock grants to directors for retainer fees (11,529 shares)		350			350

Stock-based compensation expense		3,384			3,384

Cash dividends ($1.34 per common share)			(21,004)		(21,004)

Net income for 2023			82,217		82,217

Change in net unrealized gain/(loss) on securities available for sale, net of tax effect				14,854	14,854

Balances, December 31, 2023	$0	$295,106	$277,526	$(50,487)	$522,145

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2023, 2022 and 2021

(Dollars in thousands)	2023	2022	2021
Cash flows from operating activities
Net income	$82,217	$61,063	$59,021
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	11,496	12,945	13,678
Accretion of acquired loans	0	0	(135)
Provision for credit losses	7,700	6,550	(4,300)
Deferred income tax expense (benefit)	(2,036)	(1,353)	2,020
Stock-based compensation expense	3,384	3,377	3,784
Stock grants to directors for retainer fee	350	359	344
Proceeds from sales of mortgage loans held for sale	196,217	237,779	686,418
Origination of mortgage loans held for sale	(204,727)	(217,030)	(649,245)
Net gain on sales of mortgage loans held for sale	(6,532)	(8,197)	(30,402)
Net gain from sales and valuation write-downs of foreclosed assets	(419)	(69)	(78)
Net (gain) loss from sale and write-downs on former bank premises	2	275	(140)
Net (gain) loss from sales and disposals of premises and equipment	471	(36)	246
Earnings on bank owned life insurance	(1,500)	(1,678)	(1,164)
Gain on sale of branch	0	0	(1,058)
Net (gain) loss on instruments designated at fair value and related derivatives	257	(45)	224
Net change in:
Accrued interest receivable	(4,330)	(6,165)	1,528
Other assets	(30,189)	(437)	(12,655)
Accrued interest and other liabilities	14,252	32,524	(3,513)
Net cash from operating activities	66,613	119,862	64,573

Cash flows from investing activities
Purchases of securities available for sale	(19,941)	(107,011)	(298,708)
Proceeds from maturities, calls and repayments of securities available for sale	24,142	17,984	80,432
Loan originations and payments, net	(387,283)	(462,427)	(267,899)
Proceeds from Federal Home Loan Bank stock redemption	0	281	0
Purchases of Federal Home Loan Bank stock	(3,792)	0	0
Purchases of bank owned life insurance	(3,500)	(4,500)	(2,000)
Proceeds from bank owned life insurance death benefits claim	0	628	0
Net cash transferred in branch sale	0	0	(2,679)
Purchases of premises and equipment and lease activity	(6,687)	(3,017)	(5,602)
Proceeds from sales of former bank premises	598	2,994	753
Proceeds from sales of foreclosed assets	531	69	196
Net cash for investing activities	(395,932)	(554,999)	(495,507)

Cash flows from financing activities
Net (decrease) increase in time deposits	422,781	(57,189)	(120,512)
Net (decrease) increase in all other deposits	(234,674)	(313,193)	806,796
Net (decrease) increase in securities sold under agreements to repurchase	35,394	(3,123)	79,098
Proceeds from Federal Home Loan Bank advances	240,000	28,263	0
Maturities of Federal Home Loan Bank advances	(80,353)	(94,000)	(20,000)
Net proceeds from subordinated notes issuance	0	14,645	73,635
Proceeds from stock option exercises, net of cashless exercises	0	36	50
Employee stock purchase plan	45	45	48
Dividend reinvestment plan	891	867	877
Repurchases of common stock	0	0	(21,380)
Payment of cash dividends to common shareholders	(21,004)	(19,602)	(18,524)
Net cash (for) from financing activities	363,080	(443,251)	780,088

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31, 2023, 2022 and 2021

(Dollars in thousands)	2023	2022	2021

Net change in cash and cash equivalents	33,761	(878,388)	349,154
Cash and cash equivalents at beginning of period	96,772	975,160	626,006
Cash and cash equivalents at end of period	$130,533	$96,772	$975,160

Supplemental disclosures of cash flows information
Cash paid during the year for:
Interest	$72,024	$21,765	$20,352
Federal income taxes	24,850	11,200	17,550
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	112	0	30
Transfers from bank premises to other real estate owned	800	0	0
Transfers from premises and equipment to other assets	0	2,847	0

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Mercantile Bank Corporation (“Mercantile”) and its subsidiaries, Mercantile Bank (“our bank”) and Mercantile Community Partners LLC ("MCP"), and of Mercantile Insurance Center, Inc. (“our insurance company”), a subsidiary of our bank, after elimination of significant intercompany transactions and accounts.

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

Mercantile is a financial holding company whose principal activity is the ownership and management of our bank and operates a single significant business segment. Our bank is a community-based financial institution. Our bank’s primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial loans, residential mortgage loans, and instalment loans. Substantially all loans are secured by specific items of collateral including business assets, real estate or consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by commercial or residential real estate. We have no material foreign loans or significant overdraft balances. Our bank’s loan accounts and retail deposits are primarily with customers located in the communities in which we have bank office locations. As an alternative source of funds, our bank has also issued certificates of deposit to depositors outside of its primary market areas. Substantially all revenues are derived from banking products and services and investment securities. While we monitor the revenue streams of the various products and services offered, we manage our business on the basis of one operating segment, banking.

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

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for credit losses and the fair values measurements are particularly subject to change.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Coronavirus Pandemic: Although virtually all related restrictions have been terminated, impacts remain across national and global economies due to the pandemic of coronavirus disease 2019 (“Covid-19”) caused by severe acute respiratory syndrome coronavirus 2 (the “Coronavirus Pandemic”). Overall, the Coronavirus Pandemic has caused a sustained global economic slowdown of varying durations across different industries. The Coronavirus Pandemic has had a significant impact on our financial condition and operating results since its onset in March, 2020. Federal government stimulus programs resulted in a massive increase to the money supply, providing significant inflationary pressures that the Federal Reserve’s Federal Open Market Committee (“FOMC”) has been attempting to manage through substantial increases in the federal funds rate since March, 2022. In addition, we experienced significant growth in liquidity during 2021 and 2022 as federal government stimulus monies were deposited by program recipients, providing for sizable impacts to our operating performance as well as our capital and liquidity positions during both years.

The Paycheck Protection Program (“PPP”) reflected a substantial expansion of the Small Business Administration’s 100% guaranteed 7(a) loan program. The PPP provided 100% guaranteed loans to cover specific operating costs. PPP loans were eligible to be forgiven based upon certain criteria. Any remaining balance after forgiveness is maintained at the 100% guarantee for the duration of the loan. The interest rate on the loan is fixed at 1.00%, with the financial institution receiving a loan origination fee from the Small Business Administration. The loan origination fees, net of the direct origination costs, are accreted into interest income on loans using the level yield methodology. The program ended on August 8, 2020. We originated approximately 2,200 loans aggregating $554 million. As of December 31, 2023, we recorded forgiveness transactions on all but four loans aggregating $0.1 million. The Consolidated Appropriations Act, 2021 authorized an additional $284 billion in Second Draw PPP loans (“Second Draw”). This program ended on May 31, 2021. Under the Second Draw, we originated approximately 1,200 loans aggregating $209 million. As of December 31, 2023, we recorded forgiveness transactions on all but five loans aggregating $0.2 million.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Changes in the allowance are recorded as provisions for (or reversal of) credit loss expense. Losses are charged against the allowance when the collectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2023, there was no allowance related to the available for sale debt securities portfolio.

Interest income includes amortization of purchase premiums and accretion of discounts. Premiums and discounts on securities are amortized or accreted on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Accrued interest receivable on available for sale debt securities totaling $2.6 million and $2.5 million at December 31, 2023 and 2022, respectively, was reported in other assets on the Consolidated Balance Sheets. Management has made the accounting policy election to exclude accrued interest receivable on available for sale securities from the estimate of credit losses as accrued interest is written off in a timely manner when deemed uncollectible.

Federal Home Loan Bank Stock: Our bank owns stock of the Federal Home Loan Bank of Indianapolis ("FHLBI"). FHLBI is a governmental sponsored entity that requires banks to invest in their nonmarketable stock as a condition of membership. FHLBI members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLBI stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. The ability to redeem the shares owned is dependent on the redemption practice of the FHLBI. Dividends are recorded in income on the ex-dividend date.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans: Loans that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding outstanding adjusted for partial charge-offs, the allowance, net of deferred loan fees and costs.  Interest income on loans is accrued over the term of the loans primarily using the simple interest method based on the principal balance outstanding. Accrued interest is included in other assets in the Consolidated Balance Sheets. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan or loan commitment period as an adjustment to the related loan yield.

Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Net unamortized deferred loan costs amounted to $2.4 million and $1.0 million at December 31, 2023 and 2022, respectively.

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

Commercial Loan Participations: As part of our credit risk administration practices and to manage exposure limits, we engage in commercial loan participations with other financial institutions from time-to-time. In all instances, the commercial loans are participated at par with no loan yield adjustments; therefore, no gain or loss on sale, or servicing right, is recorded. We retain a large portion of the loan exposure and continue to service the lending relationship. Commercial loan participations aggregated $46.7 million and $33.5 million as of December 31, 2023 and 2022, respectively.

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

Year-end mortgage loans held for sale were as follows:

(Dollars in thousands)	2023	2022
Mortgage loans held for sale	$18,607	$3,565
Less: Allowance to adjust to lower of cost or market	0	0
Mortgage loans held for sale, net	$18,607	$3,565

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mortgage Loan Derivatives: We enter into forward contracts and interest rate lock commitments in the ordinary course of business, which are accounted for as derivatives. The derivatives are not designated as hedges and are carried at fair value. The net gain or loss on derivatives is included in mortgage banking activities in the Consolidated Statements of Income. The net balance of mortgage loan derivatives aggregated to a liability of less than $0.1 million at December 31, 2023 and an asset of less than $0.1 million as of December 31, 2022.

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

Interest rate risk, prepayment risk and default risk are inherent in mortgage servicing rights valuation. Interest rate changes largely drive prepayment rates. Refinance activity generally increases as interest rates decline. A significant decrease in interest rates beyond expectation could cause a decline in the value of mortgage servicing rights. On the contrary, borrowers are less likely to refinance or prepay their mortgage loans if interest rates increase, which would extend the duration of the underlying mortgage loans and the associated mortgage servicing rights value would likely rise. Because of these risks, discount rates and prepayment speeds are used to estimate the fair value of mortgage servicing rights.

Troubled Debt Restructurings: The accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors was eliminated upon our adoption of ASU No. 2022-02 Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures which was effective January 1, 2023. ASU No. 2022-02 eliminated troubled debt restructurings recognition and measurement guidance and, instead, requires that entities evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. See further discussion on ASU No. 2022-02 within "Recent Accounting Changes Adopted."

Prior to the adoption of ASU No. 2022-02, a loan was accounted for as a troubled debt restructuring if we, for economic or legal reasons, granted a concession to a borrower considered to be experiencing financial difficulties that we would not otherwise consider.  A troubled debt restructuring may have involved the receipt of assets from the debtor in partial or full satisfaction of the loan, or a modification of terms such as a reduction of the stated interest rate or balance of the loan, a reduction of accrued interest, an extension of the maturity date or renewal of the loan at a stated interest rate lower than the current market rate for a new loan with similar risk, or some combination of these concessions.  Troubled debt restructurings could be in either accrual or nonaccrual status.  Nonaccrual troubled debt restructurings were included in nonperforming loans.  Accruing troubled debt restructurings were generally excluded from nonperforming loans as it was considered probable that all contractual principal and interest due under the restructured terms would be collected.

In accordance with previous accounting guidance, loans modified as troubled debt restructurings were, by definition, considered to be impaired loans. Impairment for these loans were measured on a loan-by-loan basis. Certain loans modified as troubled debt restructurings may have been previously measured for impairment under a general allowance methodology (i.e., pooling), thus at the time the loan is modified as a troubled debt restructuring the allowance may have been impacted by the difference between the results of these two measurement methodologies.  Loans modified as troubled debt restructurings that subsequently default are factored into the determination of the allowance in the same manner as other defaulted loans. Our bank has chosen to continue to individually assess loans previously identified as troubled debt restructurings for allowance for credit losses purposes; thus, there was no change to the allowance for credit losses upon adoption.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Credit Losses (“Allowance”):  The allowance is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The allowance is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. Loans are charged-off against the allowance when we believe the uncollectibility of a loan balance is confirmed. The allowance is measured on a collective pool basis when similar risk characteristics exist and on an individual basis when a loan exhibits unique risk characteristic which differentiate the loan from other loans within the loan segments. Loan segments are further discussed in Note 3 - Loans and Allowance for Credit Losses.

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

Reasonable and supportable economic forecasts have to be incorporated in determining expected credit losses. The forecast period represents the time frame from the current period end through the point in time that we can reasonably forecast and support entity and environmental factors that are expected to impact the performance of our loan portfolio. Ideally, the economic forecast period would encompass the contractual terms of all loans; however, the ability to produce a forecast that is considered reasonable and supportable becomes more difficult or may not be possible in later periods. The contractual term generally excludes potential extensions, renewals and modifications.

Subsequent to the end of the forecast period, we revert to historical loan data based on an ongoing evaluation of each economic forecast in relation to then current economic conditions as well as any developing loan loss activity and resulting historical data. We are not required to develop and use our own economic forecast model, and elect to utilize economic forecasts from third-party providers that analyze and develop forecasts of the economy for the entire United States at least quarterly.

During each reporting period, we also consider the need to adjust the historical loss rates as determined to reflect the extent to which we expect current conditions and reasonable and supportable economic forecasts to differ from the conditions that existed for the period over which the historical loss information was determined. These qualitative adjustments may increase or decrease our estimate of expected future credit losses.

Our qualitative factors include:

o	Changes in lending policies and procedures
o	Changes in the nature and volume of the loan portfolio and in the terms of loans
o	Changes in the experience, ability and depth of lending management and other relevant staff
o	Changes in the volume and severity of past due loans, nonaccrual loans and adversely classified loans
o	Changes in the quality of the loan review program
o	Changes in the value of underlying collateral dependent loans
o	Existence and effect of any concentrations of credit and any changes in such
o	Effect of other factors such as competition and legal and regulatory requirements
o	Local or regional conditions that depart from the conditions and forecasts for the entire country

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accrued interest receivable on loans totaling $16.9 million and $12.8 million as of December 31, 2023 and 2022, respectively, is included in other assets on the Consolidated Balance Sheets. We elected not to measure an allowance for accrued interest receivable and instead elected to reverse interest income on loans that are placed on nonaccrual status, which is generally when the loan becomes 90 days past due, or earlier if we believe the collection of interest is doubtful. We believe this policy results in the timely reversal of uncollectible interest.

Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on an internal watch list. Senior management and the Board of Directors review this list regularly. In some cases, we may determine that an individual loan exhibits unique risk characteristics which differentiate the loan from other loans within the loan segments. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific reserve allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, and collateral deficiencies, among other things.

For individually analyzed loans which are deemed to be collateral dependent loans, we adopted the practical expedient to measure the allowance based on the fair value of collateral. The allowance is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral and the recorded principal balance. If the fair value of the collateral exceeds the recorded principal balance, no allowance is required. Fair value estimates of collateral on individually analyzed loans, as well as on foreclosed and repossessed assets, are reviewed periodically. We also have a process in place to monitor whether value estimates at each quarter-end are reflective of current market conditions. Our credit policies establish criteria for obtaining appraisals and determining internal value estimates. We may also adjust outside and internal valuations based on identifiable trends within our markets, such as recent sales of similar properties or assets, listing prices and offers received. In addition, we may discount certain appraised and internal value estimates to address distressed market conditions.

We are also required to consider expected credit losses associated with loan commitments over the contractual period in which we are exposed to credit risk on the underlying commitments unless the obligation is unconditionally cancellable by us. Any allowance for off-balance sheet credit exposures is reported as an other liability on our Consolidated Balance Sheets and is increased or decreased via other noninterest expense on our Consolidated Statement of Income. The calculation includes consideration of the likelihood that funding will occur and forecasted credit losses on commitments expected to be funded over their estimated lives. The allowance is calculated using the same aggregate reserve rates calculated for the funded portion of loans at the portfolio level applied to the amount of commitments expected to be funded.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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

Foreclosed Assets: Assets acquired through or in lieu of foreclosure are initially recorded at their estimated fair value net of estimated selling costs, establishing a new cost basis. If fair value subsequently declines, a valuation allowance is recorded through noninterest expense, as are collection and operating costs after acquisition. Foreclosed assets, included in other assets in the Consolidated Balance Sheets, totaled $0.2 million and $0 as of December 31, 2023 and 2022, respectively.

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

Goodwill: The acquisition method of accounting requires that assets and liabilities acquired in a business combination are recorded at fair value as of the acquisition date. The valuation of assets and liabilities often involves estimates based on third-party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. This typically results in goodwill, the amount by which the cost of net assets acquired in a business combination exceeds their fair value, which is subject to impairment testing at least annually. We review goodwill for impairment on an annual basis as of October 1 or more often if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value. Based on our annual impairment analysis of goodwill as of October 1, it was determined that the fair value was in excess of its respective carrying value as of October 1, 2023; therefore, goodwill is considered not impaired.

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
December 31, 2023

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

The following table depicts our sources of noninterest income presented in the Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021 that are scoped within Topic 606:

(Dollars in thousands)	2023	2022	2021

Service charges on deposit and sweep accounts	$4,954	$5,952	$5,078
Credit and debit card fees	8,914	8,216	7,516
Payroll processing	2,509	2,178	1,815
Customer service fees	801	852	857

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
December 31, 2023

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

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income and other comprehensive income (loss). Accumulated other comprehensive gain/(loss) includes unrealized gains and losses on securities available for sale. Accumulated other comprehensive gain/(loss) was comprised of the following as of  December 31, 2023, 2022, and 2021:

(Dollars in thousands)	2023	2022	2021

Unrealized gains (losses) on securities available for sale	$(63,906)	$(82,710)	$(4,720)
Tax effect	13,419	17,369	991
Accumulated other comprehensive gain/(loss)	$(50,487)	$(65,341)	$(3,729)

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivatives: Derivative financial instruments are recognized as assets or liabilities at fair value. The accounting for changes in the fair value of derivatives depends on the use of the derivatives and whether the derivatives qualify for hedge accounting. Used as part of our asset and liability management to help manage interest rate risk, our derivatives have historically generally consisted of interest rate swap agreements that qualified for hedge accounting. We do not use derivatives for trading purposes. Changes in the fair value of derivatives that are designated, for accounting purposes, as a hedge of the variability of cash flows to be received on various assets and liabilities and are effective are reported in other comprehensive income. They are later reclassified into earnings in the same periods during which the hedged transaction affects earnings and are included in the line item in which the hedged cash flows are recorded. If hedge accounting does not apply, changes in the fair value of derivatives are recognized immediately in current earnings as interest income or expense. We had no derivative instruments designated as hedges as of December 31, 2023 and 2022.

Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. We do not believe there are any such matters outstanding that would have a material effect on the financial statements

Recent Accounting Changes Adopted: ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments.  This ASU (as subsequently amended by ASU 2018-19) significantly changed how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  This standard replaced the “incurred loss” approach with an “expected loss” model.  Referred to as the current expected credit loss (“CECL”) model, this standard applies to financial assets subject to credit losses and measured at amortized cost, and certain off-balance sheet credit exposures.  The standard also expanded disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance.  In addition, entities need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. We adopted CECL effective January 1, 2022 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures.  Results for reporting periods beginning after January 1, 2022 are presented under CECL while prior period amounts continue to be reported in accordance with the incurred loss accounting standards.  The transition adjustment of the CECL adoption included a decrease in the allowance of $0.4 million, and a $0.3 million increase to the retained earnings account to reflect the cumulative effect of adopting CECL on our Consolidated Balance Sheet, with the $0.1 million tax impact portion being recorded as part of the deferred tax asset in other assets on our Consolidated Balance Sheet.

ASU No. 2022-02, Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminated the accounting guidance for troubled debt restructurings (“TDRs”) by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, while adding disclosures for certain loan restructurings by creditors when a borrower is experiencing financial difficulty. This guidance requires an entity to determine whether the modification results in a new loan or a continuation of an existing loan. Additionally, the ASU requires disclosures of current period gross charge-offs by year of origination for financing receivables. This ASU is effective for fiscal years beginning after December 15, 2022. We have adopted the standard and included the required disclosures in our financial statements.

ASU 2023-02 Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. This ASU permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization if certain conditions are met. A reporting entity makes an accounting policy election to apply the proportional amortization method on a tax-credit-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. Mercantile adopted the standard using a modified retrospective transition approach to the amendments related to our low-income housing tax credit ("LIHTC") investments that are eligible to apply proportional amortization, which were previously accounted for under the equity method. The cumulative effect to retained earnings as of January 1, 2023 was immaterial. Our proportionate share of losses in the underlying investments recorded in our Consolidated Statements of Income in other expense during the years ended December 31, 2022 and 2021 was $0.3 million and $0.2 million, respectively. During the year ended December 31, 2023, we recognized $0.5 million of proportional amortization expense recorded in our Consolidated Statements of Income in federal income tax expense. See Note 18, Variable Interest Entities, for further details on our investments in tax credit entities.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 2 – SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive gain/(loss) were as follows at year-end 2023 and 2022:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
2023
U.S. Government agency debt obligations	$442,496	$0	$(52,000)	$390,496
Mortgage-backed securities	35,168	20	(5,715)	29,473
Municipal general obligation bonds	172,126	1,924	(6,190)	167,860
Municipal revenue bonds	30,708	262	(2,207)	28,763
Other investments	500	0	0	500
	$680,998	$2,206	$(66,112)	$617,092
2022
U.S. Government agency debt obligations	$453,836	$0	$(65,092)	$388,744
Mortgage-backed securities	38,002	19	(6,068)	31,953
Municipal general obligation bonds	163,041	450	(9,058)	154,433
Municipal revenue bonds	30,267	102	(3,063)	27,306
Other investments	500	0	0	500
	$685,646	$571	$(83,281)	$602,936

Securities with unrealized losses at year-end 2023 and 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
2023
U.S. Government agency debt obligations	$0	$0	$390,496	$52,000	$390,496	$52,000
Mortgage-backed securities	114	0	28,749	5,715	28,863	5,715
Municipal general obligation bonds	1,109	6	106,171	6,184	107,280	6,190
Municipal revenue bonds	1,506	8	20,602	2,199	22,108	2,207
Other investments	0	0	0	0	0	0
	$2,729	$14	$546,018	$66,098	$548,747	$66,112
2022
U.S. Government agency debt obligations	$53,019	$5,713	$335,725	$59,379	$388,744	$65,092
Mortgage-backed securities	31,127	6,068	12	0	31,139	6,068
Municipal general obligation bonds	97,252	4,516	32,870	4,542	130,122	9,058
Municipal revenue bonds	12,532	1,141	10,609	1,922	23,141	3,063
Other investments	0	0	0	0	0	0
	$193,930	$17,438	$379,216	$65,843	$573,146	$83,281

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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

At December 31, 2023, 641 debt securities with estimated fair values totaling $549 million had unrealized losses aggregating $66.1 million. At December 31, 2022, 732 debt securities with estimated fair values totaling $573 million had unrealized losses aggregating $83.3 million. At December 31, 2023, unrealized losses aggregating $57.7 million were attributable to bonds issued or guaranteed by agencies of the U.S. federal government, while unrealized losses totaling $8.4 million were associated with bonds issued by state-based municipalities. After considering the issuers of the bonds, and taking into account the fact that no municipal issuer had been subject to a credit rating downgrade by bond credit rating agencies, we determined that the unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to represent credit losses.

The amortized cost and fair values of debt securities at December 31, 2023, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$57,724	$56,289
Due from one to five years	261,591	241,758
Due from five to ten years	279,722	243,791
Due after ten years	46,293	45,281
Mortgage-backed securities	35,168	29,473
Other investments	500	500
	$680,998	$617,092

No securities were sold during the last three years.

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $203 million and $193 million at December 31, 2023 and December 31, 2022, respectively, with estimated market values of $197 million and $182 million at the respective dates. We had no securities issued by all other states and their political subdivisions as of December 31, 2023 or December 31, 2022. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $230 million and $194 million at December 31, 2023 and 2022, respectively. Investments in FHLBI stock are restricted and may only be resold to, or redeemed by, the issuer.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Commercial loans are divided among five segments based primarily on collateral type, risk characteristics, and primary and secondary sources of repayment. These segments are then further stratified based on the commercial loan grade that is assigned using our standard loan grading paradigm. Retail loans are divided into one of two groups based on risk characteristics and source of repayment. Our allowance for credit loss pools are consistent with those used for loan note disclosure purposes.

Our loan portfolio segments as of December 31, 2023 were as follows:

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

During 2023, we changed the segmentation of credit cards to business customers from other consumer loans to commercial and industrial loans. This division of the credit card balances was done to better align the risk characteristics of the portfolio, which include the customer type and source of repayment. Credit cards to business customers totaled $17.8 million and $16.6 million as of   December 31, 2023, and 2022, respectively. We also changed the segmentation of home equity lines of credit from 1-4 family mortgage loans to other consumer loans during the year ended December 31, 2023. Home equity lines of credit share many of the same risk characteristics of both segments, however, losses are primarily driven by a lack of underlying collateral value during distressed situations as many of the loans are in a second lien position, and thus, best segmented within the other consumer portfolio.  Home equity lines of credit totaled $38.1 million and $37.4 million as of December 31, 2023, and 2022, respectively.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Year-end loans disaggregated by class of loan within the loan portfolio segments were as follows:

					Percent
	December 31, 2023		December 31, 2022		Increase
(Dollars in thousands)	Balance	%	Balance	%	(Decrease)

Commercial:
Commercial and industrial (1)	$1,254,586	29.2%	$1,185,083	30.3%	5.9%
Vacant land, land development, and residential construction	74,753	1.7	61,873	1.6	20.8
Real estate – owner occupied	717,667	16.7	639,192	16.3	12.3
Real estate – non-owner occupied (3)	1,035,684	24.1	979,214	25.0	5.8
Real estate – multi-family and residential rental (3)	332,609	7.7	266,468	6.8	24.8
Total commercial	3,415,299	79.4	3,131,830	80.0	9.1

Retail:
1-4 family mortgages (2)	837,406	19.5	755,036	19.3	10.9
Other consumer loans (1)	51,053	1.1	29,753	0.7	71.6
Total retail	888,459	20.6	784,789	20.0	13.2

Total loans	$4,303,758	100.0%	$3,916,619	100.0%	9.9%

(1)

Credit cards to business customers were reclassified from other consumer loans to commercial and industrial during the year ended December 31, 2023. Credit cards to business customers totaled $17.8 million and $16.6 million as of   December 31, 2023, and 2022, respectively.

(2)

Home equity lines of credit were reclassified from 1-4 family mortgage loans to other consumer loans during the year ended December 31, 2023. Home equity lines of credit totaled $38.1 million and $37.4 million as of December 31, 2023, and 2022, respectively.

(3)	We have reclassified multi-family construction loans from real estate - non-owner occupied loans to real estate - multi-family and residential rental loans. The table above reflects a classification change of $54.5 million as of December 31, 2022. All the tables that follow have been adjusted to reflect the reclassifications as of the applicable dates.

Concentrations within the loan portfolio were as follows at year end:

	2023		2022
		Percentage		Percentage
		of		of
		Loan		Loan
(Dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Commercial real estate loans to lessors of non-residential buildings	$754,611	17.5%	$738,891	18.9%

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2023:

							Recorded
			Greater				Balance >
	30 – 59	60 – 89	Than 89				89
	Days	Days	Days	Total		Total	Days and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing

Commercial:
Commercial and industrial	$4	$0	$249	$253	$1,254,333	$1,254,586	$0
Vacant land, land development, and residential construction	0	0	0	0	74,753	74,753	0
Real estate – owner occupied	0	0	70	70	717,597	717,667	0
Real estate – non-owner occupied	0	0	0	0	1,035,684	1,035,684	0
Real estate – multi-family and residential rental	0	0	0	0	332,609	332,609	0
Total commercial	4	0	319	323	3,414,976	3,415,299	0

Retail:
1-4 family mortgages	934	145	38	1,117	836,289	837,406	0
Other consumer loans	97	0	0	97	50,956	51,053	0
Total retail	1,031	145	38	1,214	887,245	888,459	0

Total past due loans	$1,035	$145	$357	$1,537	$4,302,221	$4,303,758	$0

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2022:

							Recorded
			Greater				Balance >
	30 – 59	60 – 89	Than 89				89
	Days	Days	Days	Total		Total	Days and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing

Commercial:
Commercial and industrial	$0	$5,705	$249	$5,954	$1,179,129	$1,185,083	$0
Vacant land, land development, and residential construction	0	0	0	0	61,873	61,873	0
Real estate – owner occupied	0	248	0	248	638,944	639,192	0
Real estate – non-owner occupied	0	0	0	0	979,214	979,214	0
Real estate – multi-family and residential rental	0	0	0	0	266,468	266,468	0
Total commercial	0	5,953	249	6,202	3,125,628	3,131,830	0

Retail:
1-4 family mortgages	1,334	88	116	1,538	753,498	755,036	0
Other consumer loans	15	1	0	16	29,737	29,753	0
Total retail	1,349	89	116	1,554	783,235	784,789	0

Total past due loans	$1,349	$6,042	$365	$7,756	$3,908,863	$3,916,619	$0

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Nonaccrual loans as of December 31, 2023 were as follows:

	Recorded
	Principal	Related
(Dollars in thousands)	Balance	Allowance
With no allowance recorded:
Commercial:
Commercial and industrial	$0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	70	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	70	0

Retail:
1-4 family mortgages	2,272	0
Other consumer loans	0	0
Total retail	2,272	0

Total with no allowance recorded	$2,342	$0

With an allowance recorded:
Commercial:
Commercial and industrial	$249	$1
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	249	1

Retail:
1-4 family mortgages	824	240
Other consumer loans	0	0
Total retail	824	240

Total with an allowance recorded	$1,073	$241

Total nonaccrual loans:
Commercial	$319	$1
Retail	3,096	240
Total nonaccrual loans	$3,415	$241

Nonaccrual loans represent the entire balance of collateral dependent loans. As of December 31, 2023 and 2022, all collateral dependent loans were secured by real estate, with the exception of those classified as commercial and industrial, which were secured by accounts receivable, inventory, and equipment. Interest income recognized on nonaccrual loans totaled $0.2 million in 2023, and less than $0.1 million in 2022 and 2021, reflecting the collection of interest at the time of principal pay-off.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Nonaccrual loans as of December 31, 2022 were as follows:

	Recorded
	Principal	Related
(Dollars in thousands)	Balance	Allowance
With no allowance recorded:
Commercial:
Commercial and industrial	$249	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	249	0

Retail:
1-4 family mortgages	1,064	0
Other consumer loans	0	0
Total retail	1,064	0

Total with no allowance recorded	$1,313	$0

With an allowance recorded:
Commercial:
Commercial and industrial	$5,775	$2,051
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	248	32
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	6,023	2,083

Retail:
1-4 family mortgages	392	200
Other consumer loans	0	0
Total retail	392	200

Total with an allowance recorded	$6,415	$2,283

Total nonaccrual loans:
Commercial	$6,272	$2,083
Retail	1,456	200
Total nonaccrual loans	$7,728	$2,283

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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

Loans by credit quality indicators were as follows as of December 31, 2023:

Commercial credit exposure – credit risk profiled by internal credit risk grades:

		Commercial
		Vacant Land,			Commercial
		Land	Commercial	Commercial	Real Estate -
	Commercial	Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
(Dollars in thousands)	Industrial	Construction	Occupied	Occupied	Rental

Internal credit risk grade groupings:
Grades 1 – 4	$724,156	$34,944	$468,339	$451,019	$172,455
Grades 5 – 7	505,807	39,719	248,802	573,771	147,903
Grades 8 – 9	24,623	90	526	10,894	12,251
Total commercial	$1,254,586	$74,753	$717,667	$1,035,684	$332,609

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	1-4 Family	Other
(Dollars in thousands)	Mortgages	Consumer Loans

Performing	$834,310	$51,053
Nonperforming	3,096	0
Total retail	$837,406	$51,053

Loans by credit quality indicators were as follows as of December 31, 2022:

Commercial credit exposure – credit risk profiled by internal credit risk grades:

		Commercial
		Vacant Land,			Commercial
		Land	Commercial	Commercial	Real Estate -
	Commercial	Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
(Dollars in thousands)	Industrial	Construction	Occupied	Occupied	Rental

Internal credit risk grade groupings:
Grades 1 – 4 (1)	$719,583	$41,711	$406,341	$428,733	$137,258
Grades 5 – 7	450,405	20,057	229,766	538,081	129,161
Grades 8 – 9	15,095	105	3,085	12,400	49
Total commercial	$1,185,083	$61,873	$639,192	$979,214	$266,468

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	1-4 Family	Other
(Dollars in thousands)	Mortgages	Consumer Loans

Performing	$753,580	$29,753
Nonperforming	1,456	0
Total retail	$755,036	$29,753

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table reflects loan balances as of December 31, 2023 based on year of origination:

								Revolving	Grand
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Term Total	Loans	Total
Commercial:
Commercial and Industrial:
Grades 1 – 4	$103,531	$79,883	$90,107	$20,577	$5,978	$9,160	$309,236	$414,920	$724,156
Grades 5 – 7	174,668	57,979	20,075	18,361	7,450	119	278,652	227,155	505,807
Grades 8 – 9	3,671	2,122	277	0	0	0	6,070	18,553	24,623
Total	$281,870	$139,984	$110,459	$38,938	$13,428	$9,279	$593,958	$660,628	$1,254,586
Current-period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$218	$218

Vacant Land, Land Development and Residential Construction:
Grades 1 – 4	$24,875	$6,570	$1,108	$2,110	$0	$281	$34,944	$0	$34,944
Grades 5 – 7	17,799	21,244	138	2	40	496	39,719	0	39,719
Grades 8 – 9	9	0	0	0	0	81	90	0	90
Total	$42,683	$27,814	$1,246	$2,112	$40	$858	$74,753	$0	$74,753
Current-period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Owner Occupied:
Grades 1 – 4	$205,379	$110,130	$85,982	$47,630	$14,362	$2,908	$466,391	$1,948	$468,339
Grades 5 – 7	111,197	63,271	27,729	27,029	9,419	439	239,084	9,718	248,802
Grades 8 – 9	0	417	0	38	0	71	526	0	526
Total	$316,576	$173,818	$113,711	$74,697	$23,781	$3,418	$706,001	$11,666	$717,667
Current-period gross write-offs	$0	$14	$0	$0	$0	$40	$54	$0	$54

Real Estate – Non-Owner Occupied:
Grades 1 – 4	$109,125	$84,912	$113,846	$102,279	$27,664	$13,193	$451,019	$0	$451,019
Grades 5 – 7	233,471	118,464	109,238	88,315	6,148	18,135	573,771	0	573,771
Grades 8 – 9	10,894	0	0	0	0	0	10,894	0	10,894
Total	$353,490	$203,376	$223,084	$190,594	$33,812	$31,328	$1,035,684	$0	$1,035,684
Current-period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Multi-Family and Residential Rental:
Grades 1 – 4	$36,038	$28,512	$64,244	$35,129	$4,883	$3,649	$172,455	$0	$172,455
Grades 5 – 7	72,916	55,964	4,816	9,372	2,699	2,136	147,903	0	147,903
Grades 8 – 9	11,250	0	0	1,001	0	0	12,251	0	12,251
Total	$120,204	$84,476	$69,060	$45,502	$7,582	$5,785	$332,609	$0	$332,609
Current-period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Total Commercial	$1,114,823	$629,468	$517,560	$351,843	$78,643	$50,668	$2,743,005	$672,294	$3,415,299
Current-period gross write-offs	$0	$14	$0	$0	$0	$40	$54	$218	$272

Retail:
1-4 Family Mortgages:
Performing	$133,823	$332,098	$231,842	$82,002	$10,515	$44,003	$834,283	$27	$834,310
Nonperforming	108	1,728	305	0	10	945	3,096	0	3,096
Total	$133,931	$333,826	$232,147	$82,002	$10,525	$44,948	$837,379	$27	$837,406
Current-period gross write-offs	$0	$174	$0	$0	$0	$240	$414	$0	$414
				0
Other Consumer Loans:
Performing	$5,138	$2,569	$1,664	$608	$651	$716	$11,346	$39,707	$51,053
Nonperforming	0	0	0	0	0	0	0	0	0
Total	$5,138	$2,569	$1,664	$608	$651	$716	$11,346	$39,707	$51,053
Current-period gross write-offs	$3	$16	$0	$0	$0	$3	$22	$155	$177
Total Retail	$139,069	$336,395	$233,811	$82,610	$11,176	$45,664	$848,725	$39,734	$888,459
Current-period gross write-offs	$3	$190	$0	$0	$0	$243	$436	$155	$591

Grand Total	$1,253,892	$965,863	$751,371	$434,453	$89,819	$96,332	$3,591,730	$712,028	$4,303,758
Current-period gross write-offs	$3	$204	$0	$0	$0	$283	$490	$373	$863

There were lines of credit with principal balances of  $6.4 million as of December 31, 2022 that were converted to term loans during 2023.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table reflects loan balances as of December 31, 2022 based on year of origination:

								Revolving	Grand
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Term Total	Loans	Total
Commercial:
Commercial and Industrial:
Grades 1 – 4	$115,494	$141,481	$43,961	$9,194	$3,230	$9,851	$323,211	$396,372	$719,583
Grades 5 – 7	151,783	47,030	31,697	8,870	569	93	240,042	210,363	450,405
Grades 8 – 9	3,784	249	0	0	48	29	4,110	10,985	15,095
Total	$271,061	$188,760	$75,658	$18,064	$3,847	$9,973	$567,363	$617,720	$1,185,083

Vacant Land, Land Development and Residential Construction:
Grades 1 – 4	$31,756	$6,196	$3,428	$0	$0	$331	$41,711	$0	$41,711
Grades 5 – 7	10,270	8,760	351	50	0	626	20,057	0	20,057
Grades 8 – 9	0	0	0	0	14	91	105	0	105
Total	$42,026	$14,956	$3,779	$50	$14	$1,048	$61,873	$0	$61,873

Real Estate – Owner Occupied:
Grades 1 – 4	$194,072	$113,528	$53,630	$19,670	$19,279	$6,162	$406,341	$0	$406,341
Grades 5 – 7	115,720	56,173	33,913	10,245	12,550	1,165	229,766	0	229,766
Grades 8 – 9	2,919	0	44	0	122	0	3,085	0	3,085
Total	$312,711	$169,701	$87,587	$29,915	$31,951	$7,327	$639,192	$0	$639,192

Real Estate – Non-Owner Occupied:
Grades 1 – 4	$121,281	$152,034	$89,125	$44,196	$10,079	$12,018	$428,733	$0	$428,733
Grades 5 – 7	176,216	142,647	133,163	35,200	13,456	37,399	538,081	0	538,081
Grades 8 – 9	6,712	5,688	0	0	0	0	12,400	0	12,400
Total	$304,209	$300,369	$222,288	$79,396	$23,535	$49,417	$979,214	$0	$979,214

Real Estate – Multi-Family and Residential Rental:
Grades 1 – 4	$39,342	$49,177	$36,348	$5,306	$3,082	$4,003	$137,258	$0	$137,258
Grades 5 – 7	56,019	47,473	19,667	3,162	2,557	283	129,161	0	129,161
Grades 8 – 9	0	0	0	0	0	49	49	0	49
Total	$95,361	$96,650	$56,015	$8,468	$5,639	$4,335	$266,468	$0	$266,468
Total Commercial	$1,025,368	$770,436	$445,327	$135,893	$64,986	$72,100	$2,514,110	$617,720	$3,131,830

Retail:
1-4 Family Mortgages:
Performing	$313,611	$242,950	$91,936	$12,094	$14,297	$41,622	$716,510	$37,070	$753,580
Nonperforming	142	82	0	0	203	1,029	1,456	0	1,456
Total	$313,753	$243,032	$91,936	$12,094	$14,500	$42,651	$717,966	$37,070	$755,036

Other Consumer Loans:
Performing	$4,349	$2,870	$1,040	$1,074	$395	$430	$10,158	$19,595	$29,753
Nonperforming	0	0	0	0	0	0	0	0	0
Total	$4,349	$2,870	$1,040	$1,074	$395	$430	$10,158	$19,595	$29,753
Total Retail	$318,102	$245,902	$92,976	$13,168	$14,895	$43,081	$728,124	$56,665	$784,789

Grand Total	$1,343,470	$1,016,338	$538,303	$149,061	$79,881	$115,181	$3,242,234	$674,385	$3,916,619

There were lines of credit with principal balances of   $1.3 million as of December 31, 2021 that were converted to term loans during  2022.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

We use a migration to loss methodology to determine historical loss rates for commercial loans given the comprehensive loan grading process employed by our bank for over two decades, while an open pool approach is best suited for retail loans given the smaller dollar size of the segments. A baseline loss rate is produced at each reporting date for each loan portfolio segment using bank-specific loan charge-off and recovery data over a defined historical look-back period. The look-back period represents the number of data periods that will be used to calculate a baseline loss rate for each loan portfolio segment. We determined that the look-back period commencing on January 1, 2011 through the current reporting date was reasonable and appropriate, which was used in the calculation of both the December 31, 2023 and 2022 allowance for credit losses.

Our historical loss rate is then applied to future loan balances at the instrument level based on remaining contractual life adjusted for amortization, prepayment and default to develop a baseline lifetime loss. Our prepayment speed assumptions are developed at the loan segment level based upon the consideration of all relevant data in which we believe to impact anticipated customer behavior including changes in interest rates, economic conditions, and underlying property valuations. For the commercial portfolio segments, we assumed a 2% prepayment speed as of both December 31, 2023 and 2022 as we deemed there to be no considerable changes from historical experience. For the retail 1-4 family mortgage portfolio we decreased the prepayment speed from 16.1% as of December 31, 2022 to 9.0% as of December 31, 2023 over the course of the year. This decrease extended the average lives of the portfolio in which the loss rates were applied, resulting in an increase to the allowance of $5.3 million, from December 31, 2022 to December 31, 2023. This change in assumption was driven by the increasing interest rate environment and the composition of the underlying portfolio. For the retail other consumer portfolio, we assumed a 9% prepayment speed as of both December 31, 2023 and 2022 as we deemed there to be no considerable changes from historical experience.

During each reporting period, we also consider the need to adjust the historical loss rates as determined to reflect the extent to which we expect current conditions and reasonable and supportable economic forecasts to differ from the conditions that existed for the period over which the historical loss information was determined. These qualitative adjustments may increase or decrease our estimate of expected future credit losses. As of December 31, 2023 and 2022, we used a one-year reasonable and supportable economic forecast period, with a six-month straight-line reversion period for all loan segments. The economic forecasts used for our December 31, 2023 allowance calculation reflected a $2.0 million allowance balance reduction. The forecasts used for our December 31, 2022 allowance calculation reflected a $1.7 million allowance balance reduction.

Individual loans exhibiting unique risk characteristics which differentiate the loans from other loans within the loan segments and are evaluated for expected credit losses on an individual basis totaled $5.4 million and $13.2 million as of December 31, 2023 and 2022, respectively. Individual allowance allocations totaled $0.4 million and $2.6 million as of December 31, 2023 and 2022, respectively.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The allowance for credit losses for the year ended December 31, 2023 is as follows:

		Commercial
		vacant land,			Commercial
		land			real estate –
		development	Commercial	Commercial	multi-family
	Commercial	and	real estate –	real estate –	and	1-4	Other
	and	residential	owner	non-owner	residential	family	consumer
(Dollars in thousands)	industrial	construction	occupied	occupied	rental	mortgages	loans	Unallocated	Total
Allowance for credit losses:
Beginning balance	$10,203	$490	$5,914	$9,242	$2,191	$14,027	$160	$19	$42,246
Credit risk reclassifications	90	0	0	0	0	(697)	607	0	0
Balances, December 31, 2022 after reclassifications	10,293	490	5,914	9,242	2,191	13,330	767	19	42,246
Provision for credit losses	(2,822)	(141)	1,255	610	967	5,638	2,212	(19)	7,700
Charge-offs	(218)	0	(54)	0	0	(414)	(177)	0	(863)
Recoveries	188	35	71	0	26	432	79	0	831
Ending balance	$7,441	$384	$7,186	$9,852	$3,184	$18,986	$2,881	$0	$49,914

The allowance for credit losses for the year ended December 31, 2022 is as follows:

		Commercial
		vacant land,			Commercial
		land			real estate –
		development	Commercial	Commercial	multi-family
	Commercial	and	real estate –	real estate –	and	1-4	Other
	and	residential	owner	non-owner	residential	family	consumer
(Dollars in thousands)	industrial	construction	occupied	occupied	rental	mortgages	loans	Unallocated	Total
Allowance for credit losses:
Beginning balance	$10,782	$420	$6,045	$12,990	$2,006	$2,449	$626	$45	$35,363
Adoption of ASU 2016-13	(1,571)	(43)	(560)	(2,534)	(621)	5,395	(411)	(55)	(400)
Provision for credit losses	946	138	378	(1,214)	763	5,621	(111)	29	6,550
Charge-offs	(171)	(29)	(38)	0	0	(33)	(21)	0	(292)
Recoveries	217	4	89	0	43	595	77	0	1,025
Ending balance	$10,203	$490	$5,914	$9,242	$2,191	$14,027	$160	$19	$42,246

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The allowance for loan losses for the year ended December 31, 2021 is as follows:

		Commercial
		vacant land,			Commercial
		land			real estate –
		development	Commercial	Commercial	multi-family
	Commercial	and	real estate –	real estate –	and	Home
	and	residential	owner	non-owner	residential	equity	1-4 family
(Dollars in thousands)	industrial	construction	occupied	occupied	rental	and other	mortgages	Unallocated	Total
Allowance for loan losses:
Beginning balance	$9,424	$679	$8,246	$13,611	$1,819	$889	$3,240	$59	$37,967
Provision for loan losses	2,030	(618)	(3,308)	(621)	161	(301)	(1,629)	(14)	(4,300)
Charge-offs	(882)	(15)	(12)	0	0	(43)	(92)	0	(1,044)
Recoveries	210	374	1,119	0	26	81	930	0	2,740
Ending balance	$10,782	$420	$6,045	$12,990	$2,006	$626	$2,449	$45	$35,363

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents the period-end amortized cost basis of modifications to borrowers experiencing financial difficulty by type of modification made during the year ended December 31, 2023:

	Interest Rate		Principal
(Dollars in thousands)	Reduction	Term Extension	Forgiveness
Commercial:
Commercial and industrial	$0	$17,919	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	10,894	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	$0	$28,813	$0

Retail:
1-4 family mortgages	0	0	0
Other consumer loans	0	0	0
Total retail	$0	$0	$0

Total loans	$0	$28,813	$0

Loans listed under Term Extension were generally granted a series of short-term maturity extensions as part of workout process and associated forbearance agreements.

The following table presents the period-end amortized cost basis of loans that have been modified in the past twelve months to borrowers experiencing financial difficulty by payment status and loan segment:

		30 – 89 Days	90 + Days
(Dollars in thousands)	Current	Past Due	Past Due	Total
Commercial:
Commercial and industrial	$17,919	$0	$0	$17,919
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	0	0	0	0
Real estate – non-owner occupied	10,894	0	0	10,894
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	$28,813	$0	$0	$28,813

Retail:
1-4 family mortgages	0	0	0	0
Other consumer loans	0	0	0	0
Total retail	$0	$0	$0	$0

Total loans	$28,813	$0	$0	$28,813

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Loans modified as troubled debt restructurings generally reflect payment extensions and below market interest rates.

Loans modified as troubled debt restructurings during the year ended December 31, 2022 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
(Dollars in thousands)	Contracts	Balance	Balance

Commercial:
Commercial and industrial	3	$6,593	$6,593
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	3	6,593	6,593

Retail:
Home equity and other	0	0	0
1-4 family mortgages	7	758	757
Total retail	7	758	757

Total	10	$7,351	$7,350

The following loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due during the year ended December 31, 2022 (amounts as of period end):

		Recorded
	Number of	Principal
(Dollars in thousands)	Contracts	Balance

Commercial:
Commercial and industrial	2	$5,665
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	2	5,665
Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	2	5,665

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during the year ended December 31, 2022 is as follows:

		Commercial
		Vacant Land,			Commercial
		Land			Real Estate -
		Development,	Commercial	Commercial	Multi-Family
	Commercial	and	Real Estate -	Real Estate -	and
	and	Residential	Owner	Non-Owner	Residential
(Dollars in thousands)	Industrial	Construction	Occupied	Occupied	Rental

Commercial Loan Portfolio:
Beginning Balance	$4,973	$0	$10,435	$146	$91
Charge-Offs	(95)	0	(39)	0	0
Payments	(772)	0	(9,683)	(16)	(91)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	4,566	0	(669)	0	0
Ending Balance	$8,672	$0	$44	$130	$0

	Retail	Retail
	Home Equity	1-4 Family
(Dollars in thousands)	and Other	Mortgages

Retail Loan Portfolio:
Beginning Balance	$1,202	$627
Charge-Offs	0	0
Payments	(14)	(317)
Transfers to ORE	0	0
Net Additions/Deletions	(1,187)	2,426
Ending Balance	$1	$2,736

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 4 - PREMISES AND EQUIPMENT, NET

Year-end premises and equipment were as follows:

(Dollars in thousands)	2023	2022

Land and improvements	$12,782	$13,532
Buildings	56,778	53,865
Furniture and equipment	25,157	22,941
	94,717	90,338
Less: accumulated depreciation	43,789	38,862

Total premises and equipment	$50,928	$51,476

Depreciation expense totaled $6.0 million in 2023 and 2022, and $5.8 million in 2021.

We enter into facility leases in the normal course of business. As of December 31, 2023, we were under lease contracts for eleven of our branch facilities. The leases have maturity dates ranging from April, 2024 through May, 2048, with a weighted average life of 10.9 years as of December 31, 2023. All of our leases have multiple three- to five-year extensions; however, these were not factored in the lease maturities and weighted average lease term as it is not reasonably certain we will exercise the options.

Leases are classified as either operating or finance leases at the lease commencement date, with all of our current leases determined to be operating leases. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term, while lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date at the estimated present value of lease payments over the lease term. We use our incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments. The weighted average discount rate for leases was 5.93% as of December 31, 2023.

The right-of-use assets, included in premises and equipment, net on our Consolidated Balance Sheets, and the lease liabilities, included in other liabilities on our Consolidated Balance Sheets, totaled $3.7 million and $3.5 million as of December 31, 2023, and  December 31, 2022, respectively. As permitted by applicable accounting standards, we have elected not to recognize short-term leases with original terms of twelve months or less on our Consolidated Balance Sheets. Total operating lease expense associated with the leases aggregated $2.0 million, $1.3 million and $1.2 million in 2023, 2022 and 2021, respectively.

Future lease payments were as follows as of December 31, 2023:

(Dollars in thousands)
2024	$1,127
2025	720
2026	651
2027	570
2028	380
Thereafter	1,316
Total undiscounted lease payments	4,764
Less effect of discounting	(1,072)
Present value of future lease payments (lease liability)	3,692

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 5 – MORTGAGE LOAN SERVICING

Mortgage loans serviced for others are not reported as assets on the Consolidated Balance Sheets. The year-end aggregate unpaid principal balances of mortgage loans serviced for others were as follows:

(Dollars in thousands)	2023	2022

Mortgage loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$1,341,602	$1,345,312
Federal Home Loan Bank	62,786	30,831
Total mortgage loans serviced for others	$1,404,388	$1,376,143

Custodial escrow balances, which are reported as deposits on the Consolidated Balance Sheets, maintained in connection with serviced loans were $10.1 million and $11.6 million as of December 31, 2023 and December 31, 2022, respectively.

Activity for capitalized mortgage loan servicing rights, which are reported as other assets on the Consolidated Balance Sheets, during 2023 and 2022 was as follows:

(Dollars in thousands)	2023	2022

Balance at beginning of year	$11,837	$12,248
Additions	2,259	2,773
Amortized to expense	(2,753)	(3,184)

Balance at end of year	$11,343	$11,837

Mortgage servicing rights result from our mortgage loan origination activities. Late and ancillary fees, included as part of mortgage banking income and reported as noninterest income in the Consolidated Statements of Income, aggregated less than $0.1 million during 2023 and 2022.

We determined that no valuation allowance was necessary as of December 31, 2023 or December 31, 2022. The estimated fair value of mortgage servicing rights was $19.3 million and $17.7 million as of December 31, 2023 and December 31, 2022, respectively. The fair value of mortgage servicing rights is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. During 2023, fair value was determined using a discount rate of 11.0%, a weighted average constant prepayment rate of 7.44%, depending on the stratification of the specific right, and a weighted average delinquency rate of 0.29%. During 2022, fair value was determined using a discount rate of 11.25%, a weighted average constant prepayment rate of 6.6%, depending on the stratification of the specific right, and a weighted average delinquency rate of 0.28%.

The weighted average amortization period was 8.6 years and 8.9 years as of December 31, 2023 and December 31, 2022, respectively.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 6 – DEPOSITS

Deposits at year end are summarized as follows:

					Percent
(Dollars in thousands)	December 31, 2023		December 31, 2022		Increase
	Balance	%	Balance	%	(Decrease)

Noninterest-bearing checking	$1,247,640	32.1%	$1,604,750	43.3%	(22.3)%
Interest-bearing checking	635,790	16.3	575,028	15.5	10.6
Money market	957,434	24.5	776,723	20.9	23.3
Savings	262,566	6.7	381,602	10.3	(31.2)
Time, under $100,000	175,741	4.5	113,099	3.0	55.4
Time, $100,000 and over	453,366	11.6	261,609	7.0	73.3
Total local deposits	3,732,537	95.7	3,712,811	100.0	0.5

Out-of-area time, $100,000 and over	168,381	4.3	0	0	0

Total deposits	$3,900,918	100.0%	$3,712,811	100.0%	5.1%

Out-of-area time deposits consist of deposits obtained from depositors outside of our primary market areas exclusively through deposit brokers.

The following table depicts the maturity distribution for time deposits at year end:

(Dollars in thousands)	2023	2022

In one year or less	$657,307	$188,887
In one to two years	61,454	68,434
In two to three years	22,830	22,053
In three to four years	54,486	30,761
In four to five years	1,411	64,573

Total certificates of deposit	$797,488	$374,708

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 6 – DEPOSITS (Continued)

The following table depicts the maturity distribution for time deposits with balances of $100,000 or more at year end:

(Dollars in thousands)	2023	2022

Up to three months	$167,535	$40,538
Three months to six months	127,344	25,141
Six months to twelve months	210,915	54,394
Over twelve months	115,953	141,536

Total certificates of deposit	$621,747	$261,609

Total time deposits of more than $250,000 totaled $477 million and $187 million at year-end 2023 and 2022, respectively.

Deposit overdrafts, which are reported as loans on the Consolidated Balance Sheets, totaled $0.3 million and $0.9 million as of December 31, 2023 and December 31, 2022, respectively.

NOTE 7 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Information regarding securities sold under agreements to repurchase at year end is summarized below:

(Dollars in thousands)	2023	2022

Outstanding balance at year end	$229,734	$194,340
Weighted average interest rate at year end	3.17%	0.75%

Average daily balance during the year	$204,334	$200,499
Weighted average interest rate during the year	1.33%	0.15%

Maximum daily balance during the year	$269,324	$235,577

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

NOTE 8 - FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES

FHLBI bullet advances totaled $440 million at December 31, 2023, and were expected to mature at varying dates from January 2024 through December 2028, with fixed rates of interest from 0.55% to 5.05% and averaging 2.93%. FHLBI bullet advances totaled $280 million at December 31, 2022, and were expected to mature at varying dates from January 2023 through June 2027, with fixed rates of interest from 0.55% to 3.13% and averaging 1.84%.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 8 - FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES (Continued)

Maturities of FHLBI bullet advances as of December 31, 2023 were as follows:

(Dollars in thousands)
2024	$90,000
2025	80,000
2026	80,000
2027	100,000
2028	90,000

FHLBI amortizing advances totaled $27.9 million and $28.3 million as of December 31, 2023 and 2022, respectively, with an average fixed rate of 2.52% and maturities in 2042. FHLBI amortizing advances are obtained periodically to assist in managing interest rate risk associated with certain longer-term fixed rate commercial loans, with annual principal payments that closely align with the scheduled amortization of the underlying commercial loans.

Scheduled principal payments on FHLBI amortizing advances as of December 31, 2023 were as follows:

(Dollars in thousands)
2024	$827
2025	862
2026	900
2027	938
2028	979
Thereafter	23,404

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank under a blanket lien arrangement. Our borrowing line of credit as of December 31, 2023 totaled $903 million, with remaining availability based on collateral of $429 million.

NOTE 9 - FEDERAL INCOME TAXES

The consolidated income tax expense is as follows:

(Dollars in thousands)	2023	2022	2021

Current expense	$22,518	$16,080	$12,675
Deferred (benefit) expense	(2,036)	(1,353)	2,020
Tax expense	$20,482	$14,727	$14,695

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 9 - FEDERAL INCOME TAXES (Continued)

A reconciliation of the differences between the federal income tax expense recorded and the amount computed by applying the federal statutory rate to income before income taxes is as follows:

(Dollars in thousands)	2023	2022	2021

Tax at statutory rate	$21,567	$15,915	$15,481
Increase (decrease) from
Tax-exempt interest	(862)	(695)	(658)
Bank owned life insurance	(303)	(334)	(233)
Other	80	(159)	105
Tax expense	$20,482	$14,727	$14,695

The statutory tax rate was 21% for 2023, 2022 and 2021.

Significant components of deferred tax assets and liabilities, included in other assets on our Consolidated Balance Sheets, as of December 31, 2023 and 2022 are as follows:

(Dollars in thousands)	2023	2022
Deferred income tax assets
Allowance for credit losses	$10,482	$8,872
Deferred compensation	226	232
Stock compensation	1,005	1,018
Nonaccrual loan interest income	132	136
Unrealized loss on securities	13,420	17,369
Lease liability	775	810
Other	779	494
Deferred tax asset	26,819	28,931

Deferred income tax liabilities
Depreciation	337	697
Prepaid expenses	612	504
Core deposit intangible	0	120
Mortgage loan servicing rights	2,382	2,486
Deferred loan fees and costs	509	211
Right of use lease asset	775	810
Business combination adjustments	1,770	1,877
Other	447	326
Deferred tax liability	6,832	7,031

Total net deferred tax asset	$19,987	$21,900

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. We determined that no valuation allowance was required at year-end 2023 or 2022. We had no unrecognized tax benefits at any time during 2023 or 2022 and do not anticipate any significant increase in unrecognized tax benefits during 2024. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed at any time during 2023 or 2022. Our U.S. federal income tax returns are no longer subject to examination for all years before 2020.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 10 – STOCK-BASED COMPENSATION

Stock-based compensation plans are used to provide directors and employees with an increased incentive to contribute to our long-term performance and growth, to align the interests of directors and employees with the interests of our shareholders through the opportunity for increased stock ownership and to attract and retain directors and employees. Stock-based compensation, reported as noninterest expense in the Consolidated Statements of Income, totaled $3.4 million, $3.4 million and $3.8 million in 2023, 2022 and 2021, respectively. The Stock Incentive Plan of 2006 expired on January 18, 2016, and was effectively replaced with the Stock Incentive Plan of 2016 that was approved by shareholders in May, 2016. The Stock Incentive Plan of 2016 was effectively replaced with the Stock Incentive Plan of 2020 that was approved by shareholders in May, 2020. The Stock Incentive Plan of 2020 was effectively replaced with the Stock Incentive Plan of 2023 that was approved by shareholders in May, 2023.

Grants included on the following tables were made under the various Stock Incentive Plans as follows:

●	Stock Incentive Plan of 2006
o	Stock option grants in 2015
●	Stock Incentive Plan of 2016
o	Stock option grants in 2016
o	Restricted stock grants in 2018 and 2019
●	Stock Incentive Plan of 2020
o	Restricted stock grants in 2020, 2021 and 2022
●	Stock Incentive Plan of 2023
o	Restricted stock grants in 2023

In addition, stock grants to directors as retainer payments during the years 2020 through 2022 were from the Stock Incentive Plan of 2020, while stock grants to directors as retainer payments during 2023 were from the Stock Incentive Plan of 2023.

Under the Stock Incentive Plan of 2006, the Stock Incentive Plan of 2016, the Stock Incentive Plan of 2020 and the Stock Incentive Plan of 2023, incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards. Incentive awards that are stock options or stock appreciation rights are granted with an exercise price not less than the closing price of our common stock on the date of grant.  Price, vesting and expiration date parameters are determined by Mercantile’s Compensation Committee on a grant-by-grant basis.  No payments are required from employees for restricted stock awards.  The restricted stock awards granted during the years 2018 through 2023 fully vest after three years and, in the case of performance-based restricted stock issued to executive officers in 2019 through 2023, are subject to the attainment of pre-determined performance goals.  At year-end 2023, there were approximately 393,000 shares authorized for future incentive awards.

A summary of restricted stock activity during the year ended December 31, 2023 is as follows:

		Weighted
		Average
	Shares	Fair Value

Nonvested at beginning of year	374,771	$30.49
Granted	95,084	40.23
Vested	(109,414)	27.01
Forfeited	(4,551)	28.70
Nonvested at end of year	355,890	$34.18

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 10 – STOCK-BASED COMPENSATION (Continued)

Of the restricted stock shares granted in 2023, 2022 and 2021, a total of 25,239 shares, 26,112 shares and 22,703 shares, respectively, are performance-based awards made to our Named Executive Officers at the target level and are subject to the attainment of pre-determined performance goals.  Of the shares granted in 2022, a total of 11,350, 2,778 and 690 shares reflect increases in performance-based grants to our Named Executive Officers that were awarded in 2021, 2020 and 2019, respectively.  Of the granted shares during 2021, a total of 11,454, 23,053 and 22,836 shares reflect increases in performance-based grants to our Named Executive Officers that were awarded in 2020, 2019 and 2018, respectively.  These adjustments were based on an analysis of the pre-determined performance goals taking into account actual performance since the grant date and updated forecasts for the remainder of the three-year performance period.  There were no such adjustments made in 2023.

Shares issued as a result of the exercise of stock option grants have been authorized and were previously unissued shares. A summary of stock option activity during the year ended December 31, 2023 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at beginning of year	5,000	$36.22
Granted	0	0.00
Exercised	0	0.00
Forfeited or expired	(5,000)	34.89
Outstanding at end of year	0	$0
Options exercisable at year end	0	$0

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 10– STOCK-BASED COMPENSATION (Continued)

Information related to options outstanding at year end 2022 and 2021 is as follows:

	2022	2021
Minimum exercise price	$36.22	$27.66
Maximum Exercise Price	36.22	36.22
Average Remaining Option Term	0.9	1.7

Information related to options outstanding at year end 2022 and 2021 is as follows:

(Dollars in thousands)	2022	2021

Aggregate intrinsic value of stock options exercised	$16	$13
Cash received from stock option exercises	36	50
Tax benefit realized from stock option exercises	0	0
Weighted average per share fair value of stock options granted	NA	NA

We periodically grant shares of common stock to our Corporate and Bank Board Directors for retainer payments with the related expense being recorded over the period of the Directors' service, as summarized below:

		Total Cost
Grant Year	Shares Granted	(in thousands)	Covered Period
2020	17,716	$394	June 1, 2020 - May 31, 2021
2021	10,489	344	June 1, 2021 - May 31, 2022
2022	11,166	359	June 1, 2022 - May 31, 2023
2023	11,529	350	June 1, 2023 - May 31, 2024

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 11 – RELATED PARTIES

Certain directors and executive officers of our bank, including their immediate families and companies in which they are principal owners, were loan customers of our bank. At year-end 2023 and 2022, our bank had $124 million and $116 million in loan commitments to directors and executive officers, of which $89.5 million and $92.7 million were outstanding at year end 2023 and 2022, respectively, as reflected in the following table.

(Dollars in thousands)	2023	2022

Beginning balance	$92,660	$87,672
New loans	3,221	10,619
Repayments	(5,410)	(5,631)
Effect of changes in related parties	(964)	0

Ending balance	$89,507	$92,660

Related party deposits and repurchase agreements totaled $20.7 million and $21.5 million at year-end 2023 and 2022, respectively.

NOTE 12 – COMMITMENTS AND OFF-BALANCE-SHEET RISK

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

For commercial lines of credit, retail lines of credit and credit card average outstanding balances, we determined allowance requirements by calculating the difference between the average percent outstanding of the funded commitments over the past several years to actual percent outstanding at period end and applying the respective expected loss allocation factors to the difference as this difference represents the average of unfunded commitments we expect to eventually be drawn upon. For commitments to make loans, we determine an allowance by applying the expected loss allocation factor to the amount expected to fund. The calculated allowance aggregated $1.3 million and $0.1 million as of December 31, 2023 and December 31, 2022, respectively. We do not reserve for residential mortgage construction loans, as the loans are for one year or less and draws are governed by the receipt and satisfactory review of contractor and subcontractor sworn statements, lien waivers and title insurance company endorsements. Letters of credit are rarely drawn.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 12 – COMMITMENTS AND OFF-BALANCE-SHEET RISK (Continued)

At year-end 2023 and 2022, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.

Our maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at year end was as follows:

(Dollars in thousands)	2023	2022

Commercial unused lines of credit	$1,557,429	$1,283,703
Unused lines of credit secured by 1 – 4 family residential properties	74,120	71,972
Credit card unused lines of credit	142,096	123,687
Other consumer unused lines of credit	50,063	75,747
Commitments to make loans	270,403	329,646
Standby letters of credit	19,393	23,539

Total commitments	$2,113,504	$1,908,294

Commitments to make commercial loans generally reflect our binding obligations to existing and prospective customers to extend credit, including line of credit facilities secured by accounts receivable and inventory, and term debt secured by either real estate or equipment.

In most instances, commercial line of credit facilities have terms ranging from 12 to 24 months with floating rates tied to the Wall Street Journal Prime Rate or 30-Day SOFR. Commercial term debt secured by real estate are generally at a floating rates tied to the Wall Street Journal Prime Rate or 30-Day SOFR. Since the fourth quarter of 2020, a fixed rate option for commercial term debt loans secured by real estate is generally not offered for loans over $2.5 million; instead, customers are offered participation in our back-to-back interest rate swap program to achieve a desired fixed rate. For loans under $2.5 million, we offer a rate primarily equal to the commensurate cost of funds using FHLBI advance rates as a proxy and a credit spread as indicated by the credit rating we assign. Commercial term debt secured by real estate generally balloon within five years, with payments based on amortizations ranging from 10 to 25 years. Commercial term debt secured by non-real estate collateral is generally at a floating rate tied to the Wall Street Journal Prime Rate or 30-Day SOFR, or a fixed rate primarily equal to the commensurate cost of funds using FHLBI advance rates as a proxy and a credit spread as indicated by the credit rating we assign, and generally mature and fully amortize within three to seven years. Effective January 1, 2022, we replaced the 30-Day Libor Rate with 30-Day SOFR for all new and renewing floating rate commercial loans and commitments. Commercial loans tied to the 30-Day Libor Rate outstanding on June 30, 2023 converted to an equivalent fallback SOFR Rate.

The following standby letters of credit are considered financial guarantees under current accounting guidance. These instruments are carried at fair value as an other liability on our Consolidated Balance Sheets. Standby letters of credit are generally cross collateralized with the borrowers’ other loans with us, and are included in our borrower collateral analyses.

(Dollars in thousands)	December 31, 2023		December 31, 2022
	Contract	Carrying	Contract	Carrying
	Amount	Value	Amount	Value

Standby letters of credit	$19,393	$99	$23,539	$108

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 13 – BENEFIT PLANS

We have a 401(k) benefit plan that covers substantially all of our employees. The percent of our matching contributions to the 401(k) benefit plan is determined annually by the Board of Directors. The matching contribution has been 5.00% since April 1, 2018. Matching contributions, if made, are immediately vested. Our 2023, 2022 and 2021 matching 401(k) contributions charged to expense were $2.3 million, $2.2 million and $2.1 million, respectively.

We have a deferred compensation plan in which all persons serving on the Board of Directors may defer all or portions of their annual retainer and meeting fees, with distributions to be paid upon termination of service as a director or specific dates selected by the director. We also have a non-qualified deferred compensation program in which selected officers may defer all or portions of salary and bonus payments. The deferred amounts, which totaled $1.1 million as of both  December 31, 2023 and 2022, are categorized as other liabilities in the Consolidated Balance Sheets, and are paid interest at a rate equal to the Wall Street Journal Prime Rate. Interest expense was less than $0.1 million during 2023, 2022, and 2021.

The Mercantile Bank Corporation Employee Stock Purchase Plan of 2014 is a non-compensatory plan intended to encourage full- and part-time employees of Mercantile and its subsidiaries to promote our best interests and to align employees’ interests with the interests of our shareholders by permitting employees to purchase shares of our common stock through regular payroll deductions. Shares are purchased on the last business day of each calendar quarter at a price equal to the consolidated closing bid price of our common stock reported on The Nasdaq Stock Market. A total of 250,000 shares of common stock may be issued under the existing plan; however, the number of shares may be adjusted to reflect any stock dividends and other changes in our capitalization. The number of shares issued totaled 1,410 and 1,388 in 2023 and 2022, respectively. As of December 31, 2023, there were approximately 234,500 shares available under our current plan.

NOTE 14 – DERIVATIVES AND HEDGING ACTIVITIES

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

Derivatives not designated as hedges are not speculative and result from a service provided to certain commercial loan borrowers. We execute interest rate swaps with commercial banking customers desiring longer-term fixed rate loans, while simultaneously entering into interest rate swaps with correspondent banks to offset the impact of the interest rate swaps with the commercial banking customers. The net result is the desired floating rate loans and a minimization of the risk exposure of the interest rate swap transactions. These swap agreements are cross collateralized with the underlying loans.

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 14 – DERIVATIVES AND HEDGING ACTIVITIES (Continued)

The fair values of derivative instruments as of December 31, 2023, are reflected in the following table.

(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value

Derivative Assets
Interest rate swaps	$676,526	Other Assets	$27,505

Derivative Liabilities
Interest rate swaps	674,499	Other Liabilities	27,964

The effect of interest rate swaps that are not designated as hedging instruments resulted in expense of $0.3 million during the year ended December 31, 2023 that was recorded in other noninterest expense on our Consolidated Statements of Income.  We have master netting arrangements with our correspondent banks that allow us to net receivables and payables. The netting agreement also allows us to net related cash collateral received and transferred up to the fair value exposure amount. We have elected to not offset these transactions on the Consolidated Balance Sheets. The netting of derivative instruments as of December 31, 2023 is presented in the following table.

		Gross Amounts Not Offset on the Consolidated Balance Sheet
(Dollars in thousands)	Net Amounts Recognized	Financial Instruments	Cash Collateral Received or posted	Net Amount

Derivative Assets
Interest rate swaps	$27,505	$5,175	$14,010	$8,320

Derivative Liabilities
Interest rate swaps	27,964	$5,175	3,120	$19,669

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 14 – DERIVATIVES AND HEDGING ACTIVITIES (Continued)

The fair values of derivative instruments as of December 31, 2022, are reflected in the following table.

(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value

Derivative Assets
Interest rate swaps	$401,572	Other Assets	$26,173

Derivative Liabilities
Interest rate swaps	401,572	Other Liabilities	26,377

The effect of interest rate swaps that are not designated as hedging instruments resulted in income of less than $0.1 million during the year ended December 31, 2022 that was recognized in other noninterest expense on our Consolidated Statements of Income. The netting of derivative instruments as of December 31, 2022 is presented in the following table.

		Gross Amounts Not Offset on the Consolidated Balance Sheet
(Dollars in thousands)	Net Amounts Recognized	Financial Instruments	Cash Collateral Received or posted	Net Amount

Derivative Assets
Interest rate swaps	$26,173	$415	$24,760	$998

Derivative Liabilities
Interest rate swaps	26,377	$415	0	$25,962

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 15 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount, estimated fair value and level within the fair value hierarchy of financial instruments were as follows at year end:

	Level in	2023		2022
	Fair Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	Level 1	$130,533	$130,533	$96,772	$96,772
Securities available for sale	(1)	617,092	617,092	602,936	602,936
Federal Home Loan Bank stock	(2)	21,513	21,513	17,721	17,721
Loans, net	Level 3	4,253,844	4,191,644	3,874,373	3,800,042
Mortgage loans held for sale	Level 2	18,607	19,027	3,565	3,643
Accrued interest receivable	Level 2	19,806	19,806	15,476	15,476
Interest rate swaps	Level 2	27,505	27,505	26,173	26,173

Financial liabilities
Deposits	Level 2	3,900,918	3,814,778	3,712,811	3,379,403
Securities sold under agreements to repurchase	Level 2	229,734	229,734	194,340	194,340
Federal Home Loan Bank advances	Level 2	467,910	454,857	308,263	292,044
Subordinated debentures	Level 2	49,644	49,653	48,958	49,531
Subordinated notes	Level 2	88,971	77,218	88,628	75,024
Accrued interest payable	Level 2	9,012	9,012	3,223	3,223
Interest rate swaps	Level 2	27,964	27,964	26,377	26,377

(1)	See Note 16 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.

(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions; therefore, fair value is estimated at carrying amount.

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
December 31, 2023

NOTE 16 – FAIR VALUE MEASUREMENTS

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

The following is a description of our valuation methodologies used to measure and disclose the fair values of our financial assets and liabilities on a recurring or nonrecurring basis:

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency debt obligations, mortgage-backed securities issued or guaranteed by U.S. Government agencies, and municipal general obligation and revenue bonds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information that becomes known to us necessitates an impairment. There was no such impairment as of  December 31, 2023 or 2022. We have no Level 1 securities available for sale.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 16 – FAIR VALUE MEASUREMENTS (Continued)

Derivatives. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves. Insignificant unobservable inputs, such as borrower credit spreads, are also utilized.

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of December 31, 2023 and 2022, we determined the fair value of our mortgage loans held for sale to be $19.0 million and $3.6 million, respectively.

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
December 31, 2023

NOTE 16 – FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$390,496	$0	$390,496	$0
Mortgage-backed securities	29,473	0	29,473	0
Municipal general obligation bonds	167,860	0	167,347	513
Municipal revenue bonds	28,763	0	28,763	0
Other investments	500	0	500	0
Interest rate swaps	27,505	0	27,505	0
Total assets	$644,597	$0	$644,084	$513

Interest rate swaps	27,964	0	27,964	0
Total liabilities	$27,964	$0	$27,964	$0

There were no sales, purchases or transfers in or out of Level 3 during 2023. The $0.1 million reduction in Level 3 municipal general obligation bonds during 2023 reflects the scheduled maturities of such bonds.

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$388,744	$0	$388,744	$0
Mortgage-backed securities	31,953	0	31,953	0
Municipal general obligation bonds	154,433	0	153,855	578
Municipal revenue bonds	27,306	0	27,306	0
Other investments	500	0	500	0
Interest rate swaps	26,173	0	26,173	0
Total assets	$629,109	$0	$628,531	$578

Interest rate swaps	26,377	0	26,377	0
Total liabilities	$26,377	$0	$26,377	$0

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 16 – FAIR VALUE MEASUREMENTS (Continued)

There were no sales, purchases or transfers in or out of Level 3 during 2022. The less than $0.1 million reduction in Level 3 municipal general obligation bonds during 2022 reflects the scheduled maturities of such bonds.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2023 are as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Collateral dependent loans	$1,434	$0	$0	$1,434
Foreclosed assets	200	0	0	200
Total	$1,634	$0	$0	$1,634

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2022 are as follows:

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Collateral dependent loans	$5,290	$0	$0	$5,290

The carrying values are based on the estimated value of the property or other assets. Fair value estimates of collateral on collateral dependent loans and foreclosed assets are review periodically. Our credit policies establish criteria for obtaining appraisals and determining internal value estimates. We may also adjust outside appraisals and internal evaluations based on identifiable trends within our markets, such as sales of similar properties or assets, listing prices and offers received. In addition, we may discount certain appraised and internal value estimates to address current distressed market conditions. For real estate dependent loans and foreclosed assets, we assign a discount factor range of 25% to 50%, providing for a weighted average discount factor of 44.5%, for commercial-related properties, and a discount factor range of 25% to 50%, providing for a weighted average discount factor of 25.9%, for residential-related properties. In a vast majority of cases, we assign a 10% discount factor for estimated selling costs.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 17 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under our stock-based compensation plans and are determined using the treasury stock method. Our unvested restricted shares, which contain non-forfeitable rights to dividends whether paid or accrued (i.e., participating securities), are included in the number of shares outstanding for both basic and diluted earnings per share calculations. In the event of a net loss, our unvested restricted shares are excluded from the calculation of both basic and diluted earnings per share. Stock options for approximately 5,000 and 7,000 shares of common stock were antidilutive and were not included in determining dilutive earnings per share in 2022 and 2021, respectively.

The factors used in the earnings per share computation follow:

(Dollars in thousands, except share and per share amounts)	2023	2022	2021
Basic
Net income attributable to common shares	$82,217	$61,063	$59,021

Weighted average common shares outstanding	16,015,678	15,859,889	15,986,857

Basic earnings per common share	$5.13	$3.85	$3.69

Diluted
Net income attributable to common shares	$82,217	$61,063	$59,021

Weighted average common shares outstanding for basic earnings per common share	16,015,678	15,859,889	15,986,857

Add: Dilutive effects of share-based awards	0	12	446

Average shares and dilutive potential common shares	16,015,678	15,859,901	15,987,303

Diluted earnings per common share	$5.13	$3.85	$3.69

NOTE 18 – VARIABLE INTEREST ENTITIES

Variable interest entities ("VIEs") are entities that either have a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to make significant decisions, through voting rights, right to receive the expected residual returns of the entity, and obligations to absorb the expected losses of the entity). Variable interest entities can be structured as corporations, trusts, partnerships, or other legal entities. We have relationships with certain variable interest entities related to the issuance of trust preferred securities and our tax credit investments.

We have five business trusts that are wholly-owned subsidiaries of Mercantile, four of which were assumed by Mercantile in conjunction with the Firstbank merger in 2014. A fair value discount of $15.0 million was recorded at the time of the merger, which is being amortized at $0.7 million annually over the following 21.5 years, 12 of which are remaining. Each of the trusts was solely formed to issue preferred securities that were sold in private sales. Through a small common stock investment, we own 100% of the voting equity shares of each trust. The proceeds from the preferred securities and common stock sales were used by the trusts to purchase Floating Rate Notes issued by Mercantile. The rates of interest, interest payment dates, call features and maturity dates of each Floating Rate Note are identical to its respective Preferred Securities. The net proceeds from the issuance of the Floating Rate Notes were used for a variety of purposes, including contributions to our bank as capital to provide support for asset growth and the funding of stock repurchase programs and certain acquisitions.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 18 – VARIABLE INTEREST ENTITIES (Continued)

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

The following table depicts our five business trusts as of December 31, 2023:

(Dollars in thousands)	Preferred
	Securities
Trust Name	Outstanding	Interest Rate	Maturity Date

Mercantile Bank Capital Trust I	$21,000	3 Month SOFR + 218 bps	September 16, 2034

Firstbank Capital Trust I	$10,000	3 Month SOFR + 199 bps	October 18, 2034

Firstbank Capital Trust II	$10,000	3 Month SOFR + 127 bps	April 7, 2036

Firstbank Capital Trust III	$7,500	3 Month SOFR + 135 bps	July 30, 2037

Firstbank Capital Trust IV	$7,500	3 Month SOFR + 135 bps	July 30, 2037

MCP makes equity investments as a limited liability member in affordable housing projects utilizing the Low-Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. Our bank also invests in multi-investor funds, which in turn invest in projects similar to that of MCP. The purpose of these investments is to achieve a satisfactory return on capital and to support our bank’s community reinvestment initiatives. The activities of the limited liability entities include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants generally within our bank’s primary geographic region. MCP also makes equity investments via special purpose investment entities as a limited liability member in entities that receive Historic Tax Credits (“HTC”) pursuant to Section 47 of the Internal Revenue Code. The purpose of these investments is the rehabilitation of historic buildings with the tax credits provided to incent private investment in the historic cores of cities and towns.

The LIHTC and HTC investment entities are considered VIEs as MCP, or our bank, whomever is the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the performance of the entity through voting rights or similar rights. MCP, or our bank, could absorb losses that are significant to the underlying entities as it has a risk of loss for its capital contributions and funding commitments to each. The general partners, or managing members, are considered the primary beneficiaries as managerial functions give them the power to direct the activities that most significantly impact the entities’ economic performance, and the managing members are exposed to all losses beyond MCP’s, or our bank’s, initial capital contributions and funding commitments.

Equity investments as a limited liability member in LIHTC and HTC investment entities, reported as other assets in the Consolidated Balance Sheets, totaled $25.7 million and $3.2 million as of December 31, 2023 and December 31, 2022, respectively. Unfunded capital commitments, reported as other liabilities in the Consolidated Financial Statements, totaled $21.1 million and $1.4 million as of December 31, 2023 and December 31, 2022, respectively.

The following table summarizes quantitative information about our involvement in unconsolidated variable interest entities at year end:

	2023			2022
	Aggregate	Aggregate		Aggregate	Aggregate
(Dollars in thousands)	Assets	Liabilities	Risk of Loss	Assets	Liabilities	Risk of Loss

Trust preferred securities	$58,074	$56,000	$2,074	$58,100	$56,000	$2,100

Tax Credit Equity Investments	25,659	21,103	4,556	3,214	1,375	1,839

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 19 – SUBORDINATED NOTES

On December 15, 2021, we entered into Subordinated Note Purchase Agreements with certain institutional accredited investors pursuant to which we issued and sold $75.0 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes (“Notes”). The Notes have a stated maturity of January 30, 2032, and are redeemable by us at our option, in whole or in part, on or after January 30, 2027 on any interest payment date at a redemption of price of 100% of the principal amount of the Notes being redeemed. The Notes are not subject to redemption at the option of the holder. The Notes will bear interest at a fixed rate of 3.25% per year until January 29, 2027. Commencing on January 30, 2027 and through the stated maturity date of January 30, 2032, the interest rate will reset quarterly at a variable rate equal to the then-current Three-Month Term SOFR plus 212 basis points. On December 15, 2021, we injected $70.0 million of the issuance proceeds to our bank as an increase to equity capital.

On January 14, 2022, we issued an additional $15.0 million of Notes to certain institutional accredited investors, reflecting an expansion of the $75.0 million issuance completed on December 15, 2021. The additional $15.0 million issuance was completed on the same terms as the prior offering and under the existing indenture. On January 14, 2022, we injected $15.0 million of the issuance proceeds to our bank as an increase to equity capital.

Our unamortized debt issuance costs were $1.0 million and $1.4 million as of December 31, 2023 and 2022, respectively.

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At year-end 2023 and 2022, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2023 that we believe have changed our bank’s categorization.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 20 - REGULATORY MATTERS (Continued)

Our actual capital levels and minimum required levels at year-end 2023 and 2022 were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
2023
Total capital (to risk weighted assets)
Consolidated	$710,905	13.7%	$415,841	8.0%	$	NA	NA	%
Bank	694,431	13.4	414,019	8.0		517,524	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	570,730	11.0	311,881	6.0		NA	NA
Bank	643,227	12.4	310,514	6.0		414,019	8.0
Common equity (to risk weighted assets)
Consolidated	523,160	10.1	233,911	4.5		NA	NA
Bank	643,227	12.4	232,886	4.5		336,391	6.5
Tier 1 capital (to average assets)
Consolidated	570,730	10.8	210,527	4.0		NA	NA
Bank	643,227	12.2	210,427	4.0		263,034	5.0

2022
Total capital (to risk weighted assets)
Consolidated	$634,729	14.0%	$362,675	8.0%		NA	NA
Bank	618,709	13.7	362,490	8.0		453,112	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	503,855	11.1	272,007	6.0		NA	NA
Bank	576,463	12.7	271,868	6.0		362,490	8.0
Common equity (to risk weighted assets)
Consolidated	456,970	10.1	204,005	4.5		NA	NA
Bank	576,463	12.7	203,901	4.5		294,523	6.5
Tier 1 capital (to average assets)
Consolidated	503,855	10.1	199,647	4.0		NA	NA
Bank	576,463	11.6	199,563	4.0		249,453	5.0

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 20 – REGULATORY MATTERS (Continued)

Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of December 31, 2023, our bank meets all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis.

Federal and state banking laws and regulations place certain restrictions on the amount of dividends our bank can transfer to Mercantile and on the capital levels that must be maintained. At year-end 2023, under the most restrictive of these regulations, our bank could distribute $151 million to Mercantile as dividends without prior regulatory approval. Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 12, 2023, our Board of Directors declared a cash dividend on our common stock in the amount of $0.33 per share that was paid on March 15, 2023 to shareholders of record as of March 3, 2023. On April 13, 2023, our Board of Directors declared a cash dividend on our common stock in the amount of $0.33 per share that was paid on June 14, 2023 to shareholders of record as of June 2, 2023. On July 13, 2023, our Board of Directors declared a cash dividend on our common stock in the amount of $0.34 per share that was paid on September 13, 2023 to shareholders of record as of September 1, 2023. On October 12, 2023, our Board of Directors declared a cash dividend on our common stock in the amount of $0.34 per share that was paid on December 13, 2023 to shareholders of record as of December 1, 2023.

As of December 31, 2023, we had the ability to repurchase up to $6.8 million in common stock shares from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations as part of a $20.0 million common stock repurchase program announced in May 2021. No shares were repurchased during 2023 or 2022. Historically, stock repurchases have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank. The actual timing, number and value of shares repurchased will be determined by us in our discretion and will depend on a number of factors, including the stock price, capital position, financial performance, general market and economic conditions, alternative uses of capital and applicable legal requirements.

Our consolidated capital levels as of December 31, 2023 and 2022 include $47.6 million and $46.9 million, respectively, of trust preferred securities. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core capital elements that may be included in Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. At December 31, 2023 and 2022, all $47.6 million and $46.9 million, respectively, of the trust preferred securities were included as Tier 1 capital of Mercantile.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 21 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)

CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

(Dollars in thousands)	2023	2022
ASSETS
Cash and cash equivalents	$18,969	$18,633
Investments in bank subsidiaries	627,604	543,599
Other assets	17,228	19,786

Total assets	$663,801	$582,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$3,040	$3,024
Subordinated debentures	49,644	48,958
Subordinated notes	88,971	88,628
Shareholders’ equity	522,146	441,408

Total liabilities and shareholders’ equity	$663,801	$582,018

CONDENSED STATEMENTS OF INCOME

(Dollars in thousands)	2023	2022	2021
Income
Interest and dividends from subsidiaries	$26,660	$26,056	$39,058
Total income	26,660	26,056	39,058

Expenses
Interest expense	8,091	6,104	1,934
Other operating expenses	5,674	5,645	5,831
Total expenses	13,765	11,749	7,765

Income before income tax benefit and equity in undistributed net income of subsidiary	12,895	14,307	31,293

Federal income tax benefit	(2,858)	(2,535)	(1,653)

Equity in undistributed net income of subsidiary	66,464	44,221	26,075

Net income	$82,217	$61,063	$59,021

Other comprehensive income (loss)	14,854	(61,612)	(9,215)
Comprehensive income (loss)	$97,071	$(549)	$49,806

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 21 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)

CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2023	2022	2021
Cash flows from operating activities
Net income	$82,217	$61,063	$59,021
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiary	(66,464)	(44,221)	(26,075)
Stock-based compensation expense	3,384	3,377	3,784
Stock grants to directors for retainer fees	350	359	344
Change in other assets	(128)	858	49
Change in other liabilities	1,045	1,636	(5)
Net cash from operating activities	20,404	23,072	37,118

Cash flows from investing activities
Net capital investment into subsidiaries	0	(15,000)	(70,000)
Net cash for investing activities	0	(15,000)	(70,000)

Cash flows from financing activities
Stock option exercises, net of cashless exercises	0	36	50
Employee stock purchase plan	45	45	48
Dividend reinvestment plan	891	867	877
Net proceeds from subordinated notes issuance	0	14,645	73,635
Repurchase of common shares	0	0	(21,380)
Cash dividends on common stock	(21,004)	(19,602)	(18,524)
Net cash (for) from financing activities	(20,068)	(4,009)	34,706

Net change in cash and cash equivalents	336	4,063	1,824

Cash and cash equivalents at beginning of period	18,633	14,570	12,746

Cash and cash equivalents at end of period	$18,969	$18,633	$14,570

NOTE 22 – SUBSEQUENT EVENTS

On January 11, 2024, our Board of Directors declared a cash dividend on our common stock in the amount of $0.35 per share that will be paid on March 13, 2024 to shareholders of record as of March 1, 2024.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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

10.2	Mercantile Bank Corporation Employee Stock Purchase Plan of 2014 is incorporated by reference to exhibit 4(b) of our Registration Statement on Form S-8 that became effective on June 27, 2014

10.3

Amended and Restated Employment Agreement of Robert B. Kaminski, Jr. dated November 29, 2018, effective December 31, 2018, incorporated by reference to exhibit 10.1 of our Form 8-K filed December 3, 2018*

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.4

Amended and Restated Employment Agreement of Charles E. Christmas dated November 29, 2018, effective December 31, 2018, incorporated by reference to exhibit 10.2 of our Form 8-K filed December 3, 2018*

10.5	Amended and Restated Employment Agreement of Raymond E. Reitsma dated November 29, 2018, effective December 31, 2018, incorporated by reference to exhibit 10.3 of our Form 8-K filed December 3, 2018*

10.6

Amended and Restated Employment Agreement of Robert T. Worthington dated November 29, 2018, effective December 31, 2018, incorporated by reference to exhibit 10.4 of our Form 8-K filed December 3, 2018*

10.7

Amended and Restated Change in Control Agreement of Robert B. Kaminski, Jr. dated November 29, 2018, effective December 31, 2018, incorporated by reference to exhibit 10.6 of our Form 8-K filed December 3, 2018*

10.8

Amended and Restated Change in Control Agreement of Charles E. Christmas dated November 29, 2018, effective December 31, 2018, incorporated by reference to exhibit 10.7 of our Form 8-K filed December 3, 2018*

10.9	2023 Mercantile Executive Officer Bonus Plan, incorporated by reference to exhibit 10.1 of our Form 8-K filed June 22, 2023*

10.10	Mercantile Bank Corporation Stock Incentive Plan of 2020, incorporated by reference to Appendix A to Mercantile’s Definitive Proxy Statement on Schedule 14A filed April 9, 2020*

10.11	Mercantile Bank Corporation Stock Incentive Plan of 2023, incorporated by reference to exhibit 99 of our Form S-8 filed June 12, 2023*

10.12

Form of Performance-Based Restricted Stock Award Agreement, in connection with the Mercantile Bank Corporation Stock Incentive Plan of 2020, incorporated by reference to exhibit 10.17 of our Form 10-K for the year ended December 31, 2020*

10.13	Form of Performance-Based Restricted Stock Award Agreement, in connection with the Mercantile Bank Corporation Stock Incentive Plan of 2023*

10.14	Director Fee Summary*

14	Code of Ethics

19	Policy on Insider Trading

21	Subsidiaries of the company

23.1	Consent of Plante & Moran, PLLC

23.2	Consent of BDO USA, P.C.

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

97	Clawback Policy

EXHIBIT NO.	EXHIBIT DESCRIPTION

101

The following information from Mercantile’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2024.

MERCANTILE BANK CORPORATION

/s/ Robert B. Kaminski, Jr.
Robert B. Kaminski, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2024.

/s/ David M. Cassard David M. Cassard, Director	/s/ Michael H. Price Michael H. Price, Chairman of the Board

/s/ Michael S. Davenport Michael S. Davenport, Director	/s/ David B. Ramaker David B. Ramaker, Director

/s/ Michelle L. Eldridge Michelle L. Eldridge, Director /s/ Robert B. Kaminski, Jr. Robert B. Kaminski, Jr. Director, President and Chief Executive Officer (principal executive officer)	/s/ Raymond E. Reitsma Raymond E. Reitsma, Director /s/ Amy L. Sparks Amy L. Sparks, Director

/s/ Charles E. Christmas Charles E. Christmas, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)