Form 10-Q
period 2024-03-31
MERCANTILE BANK CORP
filed 2024-05-03
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐    No  ☒

At April 30, 2024, there were 16,120,758 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(Dollars in thousands)	2024	2023
ASSETS
Cash and due from banks	$52,606	$70,408
Interest-earning deposits	184,625	60,125
Total cash and cash equivalents	237,231	130,533

Securities available for sale	609,153	617,092
Federal Home Loan Bank stock	21,513	21,513
Mortgage loans held for sale	14,393	18,607

Loans	4,322,006	4,303,758
Allowance for credit losses	(51,638)	(49,914)
Loans, net	4,270,368	4,253,844

Premises and equipment, net	50,835	50,928
Bank owned life insurance	85,528	85,668
Goodwill	49,473	49,473
Other assets	127,459	125,566
Total assets	$5,465,953	$5,353,224

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$1,134,995	$1,247,640
Interest-bearing	2,872,815	2,653,278
Total deposits	4,007,810	3,900,918

Securities sold under agreements to repurchase	228,618	229,734
Federal Home Loan Bank advances	447,083	467,910
Subordinated debentures	49,815	49,644
Subordinated notes	89,057	88,971
Accrued interest and other liabilities	106,926	93,902
Total liabilities	4,929,309	4,831,079

Commitments and contingent liabilities (Note 8)

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,122,503 shares issued and outstanding at March 31, 2024 and 16,125,662 shares issued and outstanding at December 31, 2023	296,065	295,106
Retained earnings	293,554	277,526
Accumulated other comprehensive gain (loss)	(52,975)	(50,487)
Total shareholders’ equity	536,644	522,145
Total liabilities and shareholders’ equity	$5,465,953	$5,353,224

See accompanying notes to consolidated financial statements.

  MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands except per share amounts)	March 31, 2024	March 31, 2023

Interest income
Loans, including fees	$71,270	$57,154
Securities, taxable	2,444	2,131
Securities, tax-exempt	977	876
Interest-earning deposits	2,033	324
Total interest income	76,724	60,485

Interest expense
Deposits	22,224	7,907
Short-term borrowings	1,654	459
Federal Home Loan Bank advances	3,399	1,794
Subordinated debt and other borrowings	2,086	1,941
Total interest expense	29,363	12,101

Net interest income	47,361	48,384

Provision for credit losses	1,300	600

Net interest income after provision for credit losses	46,061	47,784

Noninterest income
Service charges on deposit and sweep accounts	1,531	976
Mortgage banking income	2,343	1,216
Credit and debit card income	2,121	2,060
Interest rate swap fees	1,339	1,037
Payroll services income	896	746
Earnings on bank owned life insurance	1,172	401
Other income	1,466	515
Total noninterest income	10,868	6,951

Noninterest expense
Salaries and benefits	18,237	16,682
Occupancy	2,289	2,289
Furniture and equipment depreciation, rent and maintenance	929	822
Data processing costs	3,289	3,162
Charitable foundation contributions	703	10
Other expense	4,497	5,634
Total noninterest expense	29,944	28,599

Income before federal income tax expense	26,985	26,136

Federal income tax expense	5,423	5,162

Net income	$21,562	$20,974

Basic earnings per share	$1.34	$1.31
Diluted earnings per share	$1.34	$1.31

Average basic shares outstanding	16,118,858	15,996,138
Average diluted shares outstanding	16,118,858	15,996,138

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	March 31, 2024	March 31, 2023

Net income	$21,562	$20,974

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(3,150)	11,486
Tax effect of unrealized holding gains (losses) on securities available for sale	662	(2,412)
Other comprehensive income (loss), net of tax	(2,488)	9,074

Comprehensive income (loss)	$19,074	$30,048

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
(Dollars in thousands except per share amounts)	Stock	Stock	Earnings	Income (Loss)	Equity

Balances, January 1, 2024	$0	$295,106	$277,526	$(50,487)	$522,145

Employee stock purchase plan (290 shares)		11			11

Dividend reinvestment plan (5,567 shares)		204			204

Stock grants to directors for retainer fees (69 shares)		2			2

Stock-based compensation expense		742			742

Cash dividends ($0.35 per common share)			(5,534)		(5,534)

Net income for the three months ended March 31, 2024			21,562		21,562

Change in net unrealized holding gain (loss) on securities available for sale, net of tax effect				(2,488)	(2,488)

Balances, March 31, 2024	$0	$296,065	$293,554	$(52,975)	$536,644

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

				Accumulated
				Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
(Dollars in thousands except per share amounts)	Stock	Stock	Earnings	Income (Loss)	Equity

Balances, January 1, 2023	$0	$290,436	$216,313	$(65,341)	$441,408

Employee stock purchase plan (412 shares)		10			10

Dividend reinvestment plan (6,733 shares)		217			217

Stock-based compensation expense		853			853

Cash dividends ($0.32 per common share)			(5,164)		(5,164)

Net income for the three months ended March 31, 2023			20,974		20,974

Change in net unrealized holding gain/(loss) on securities available for sale, net of tax effect				9,074	9,074

Balances, March 31, 2023	$0	$291,516	$232,123	$(56,267)	$467,372

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	March 31, 2024	March 31, 2023

Cash flows from operating activities
Net income	$21,562	$20,974
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	2,773	3,049
Provision for credit losses	1,300	600
Stock-based compensation expense	742	853
Stock grants to directors for retainer fee	2	0
Proceeds from sales of mortgage loans held for sale	65,603	25,645
Origination of mortgage loans held for sale	(59,297)	(24,951)
Net gain from sales of mortgage loans held for sale	(2,092)	(950)
Net gain from sales and valuation write-downs of foreclosed assets	(79)	0
Net loss from sales and write-downs of fixed assets	0	377
Earnings on bank owned life insurance	(1,172)	(401)
Net (gain) loss on instruments designated at fair value and related derivatives	(83)	180
Net change in:
Accrued interest receivable	(1,875)	(1,947)
Other assets	1,849	131
Accrued interest payable and other liabilities	11,004	(5,495)
Net cash from operating activities	40,237	18,065

Cash flows from investing activities
Loan originations and payments, net	(17,824)	(48,939)
Purchases of securities available for sale	(591)	(7,392)
Proceeds from maturities, calls and repayments of securities available for sale	5,271	1,703
Proceeds from sales of foreclosed assets	79	0
Proceeds from bank owned life insurance death benefits claim	1,357	0
Net purchases of premises and equipment and lease activity	(1,461)	(2,508)
Net cash for investing activities	(13,169)	(57,136)

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	March 31, 2024	March 31, 2023

Cash flows from financing activities
Net increase in time deposits	55,606	87,115
Net increase (decrease) in all other deposits	51,286	(201,908)
Net increase (decrease) in securities sold under agreements to repurchase	(1,116)	33,113
Net increase in federal funds purchased	0	17,207
Proceeds from Federal Home Loan Bank advances	10,000	80,000
Payoffs of and paydowns on Federal Home Loan Bank advances	(30,827)	(10,353)
Employee stock purchase plan	11	10
Dividend reinvestment plan	204	217
Payment of cash dividends to common shareholders	(5,534)	(5,164)
Net cash from financing activities	79,630	237

Net change in cash and cash equivalents	106,698	(38,834)
Cash and cash equivalents at beginning of period	130,533	96,772
Cash and cash equivalents at end of period	$237,231	$57,938

Supplemental disclosures of cash flows information
Cash paid during the period for:
Interest	$28,268	$11,838
Noncash financing and investing activities:
Transfers from bank premises to other real estate owned	0	600
Transfers from loans to foreclosed assets	0	61

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the three months ended March 31, 2024 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Community Partners, LLC ("MCP") and Mercantile Bank (“our bank”) and its subsidiaries, including Mercantile Insurance Center, Inc. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2024 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2023.

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

Approximately 327,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three months ended March 31, 2024. Approximately 360,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three months ended March 31, 2023. Stock options for approximately 5,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three months ended March 31, 2023.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

Debt Securities: Debt securities classified as held to maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities available for sale consist of bonds which might be sold prior to maturity due to a number of factors, including changes in interest rates, prepayment risks, yield, availability of alternative investments or liquidity needs. Debt securities classified as available for sale are reported at their fair value. For available for sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the debt security’s amortized cost basis is written down to fair value through income with the establishment of an allowance. For debt securities available for sale that do not meet the aforementioned criteria, we evaluate whether any decline in fair value is due to credit loss factors. In making this assessment, we consider any changes to the rating of the security by a rating agency and adverse conditions specifically related to the issuer of the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance is recognized in other comprehensive income (loss).

Changes in the allowance are recorded as provisions for (or reversals of) credit losses. Losses are charged against the allowance when the collectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2024, and December 31, 2023, there was no allowance related to the available for sale debt securities portfolio.

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

Loans: Loans that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Net unamortized deferred loan costs amounted to $2.5 million and $2.4 million at March 31, 2024, and December 31, 2023, respectively.

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. As of March 31, 2024 and December 31, 2023, we determined that the fair value of our mortgage loans held for sale totaled $14.6 million and $19.0 million, respectively.

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

Allowance for Credit Losses (“allowance”):  The allowance is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The allowance is increased by a provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off. Loans are charged-off against the allowance when we believe the uncollectability of a loan balance is confirmed. The allowance is measured on a collective pool basis when similar risk characteristics exist and on an individual basis when a loan exhibits unique risk characteristic which differentiate the loan from other loans within the loan segments. Loan segments are further discussed in Note 3 - Loans and Allowance for Credit Losses.

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

Reasonable and supportable economic forecasts have to be incorporated in determining expected credit losses. The forecast period represents the time frame from the current period end through the point in time that we can reasonably forecast and support entity and environmental factors that are expected to impact the performance of our loan portfolio. Ideally, the economic forecast period would encompass the contractual terms of all loans; however, the ability to produce a forecast that is considered reasonable and supportable becomes more difficult or may not be possible in later periods. The contractual term generally excludes potential extensions, renewals and modifications.

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

We recorded a provision for credit losses of $1.3 million during the first three months of 2024. The provision for credit losses recorded during the current-year first quarter primarily reflected an individual allocation for a nonperforming commercial loan relationship, allocations necessitated by net loan growth, and a change in the historical loss information qualitative factor for commercial loans, which more than offset the impacts of an improved economic forecast and changes to the loan portfolio composition.

Accrued interest receivable on loans totaling $17.4 million and $16.9 million as of March 31, 2024 and December 31, 2023, respectively, is included in other assets on the Consolidated Balance Sheets. We elected not to measure an allowance for accrued interest receivable and instead elected to reverse interest income on loans that are placed on nonaccrual status, which is generally when the loan becomes 90 days past due, or earlier if we believe the collection of interest is doubtful. We believe this policy results in the timely reversal of uncollectable interest. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on an internal watch list. Senior management and the Board of Directors review this list regularly. In some cases, we may determine that an individual loan exhibits unique risk characteristics which differentiate the loan from other loans within the loan segments. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific reserve allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed and collateral deficiencies, among other things.

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

Mortgage Banking Activities: Mortgage loans serviced for others totaled $1.42 billion and $1.40 billion as of March 31, 2024 and December 31, 2023, respectively. Mortgage loan servicing rights are recognized as assets based on the allocated value of retained servicing rights on mortgage loans sold. Mortgage loan servicing rights are carried at the lower of amortized cost or fair value and are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights using groupings of the underlying mortgage loans as to interest rates. Any impairment of a grouping is reported as a valuation allowance.

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

Changes in the fair value of derivatives that are designated, for accounting purposes, as a hedge of the variability of cash flows to be received on various assets and liabilities and are effective are reported in other comprehensive income (loss). They are later reclassified into earnings in the same periods during which the hedged transaction affects earnings and are included in the line item in which the hedged cash flows are recorded. If hedge accounting does not apply, changes in the fair value of derivatives are recognized immediately in current earnings as interest income or expense. We had no derivative instruments designated as hedges as of March 31, 2024, and December 31, 2023.

Goodwill:  The acquisition method of accounting requires that assets and liabilities acquired in a business combination are recorded at fair value as of the acquisition date. The valuation of assets and liabilities often involves estimates based on third-party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. This typically results in goodwill, the amount by which the cost of net assets acquired in a business combination exceeds their fair value, which is subject to impairment testing at least annually. We review goodwill for impairment on an annual basis as of October 1 or more often if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value. Based on our annual impairment analysis of goodwill as of October 1, it was determined that the fair value was in excess of its respective carrying value as of October 1, 2023; therefore, goodwill is considered not impaired.

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table depicts our sources of noninterest income presented in the Consolidated Statements of Income that are scoped within Topic 606:

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	March 31, 2024	March 31, 2023

Service charges on deposit and sweep accounts	$1,531	$976
Credit and debit card fees	2,121	2,060
Payroll processing	896	746
Customer service fees	198	220

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

ASU No. 2023-02,  Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. This ASU permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization if certain conditions are met. A reporting entity makes an accounting policy election to apply the proportional amortization method on a tax-credit-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. Mercantile adopted the standard using a modified retrospective transition approach to the amendments related to our low-income housing tax credit ("LIHTC") investments that are eligible to apply proportional amortization, which were previously accounted for under the equity method. The cumulative effect to retained earnings as of January 1, 2023 was immaterial.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.    SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2024
U.S. Government agency debt obligations	$438,662	$0	$(52,953)	$385,709
Mortgage-backed securities	34,059	10	(6,287)	27,782
Municipal general obligation bonds	172,279	1,244	(6,891)	166,632
Municipal revenue bonds	30,708	151	(2,329)	28,530
Other investments	500	0	0	500

	$676,208	$1,405	$(68,460)	$609,153

December 31, 2023
U.S. Government agency debt obligations	$442,496	$0	$(52,000)	$390,496
Mortgage-backed securities	35,168	20	(5,715)	29,473
Municipal general obligation bonds	172,126	1,924	(6,190)	167,860
Municipal revenue bonds	30,708	262	(2,207)	28,763
Other investments	500	0	0	500

	$680,998	$2,206	$(66,112)	$617,092

Securities with unrealized losses at March 31, 2024 and  December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
March 31, 2024
U.S. Government agency debt obligations	$0	$0	$385,709	$52,953	$385,709	$52,953
Mortgage-backed securities	201	3	27,089	6,284	27,290	6,287
Municipal general obligation bonds	20,393	189	100,489	6,702	120,882	6,891
Municipal revenue bonds	1,141	10	21,061	2,319	22,202	2,329
Other investments	0	0	0	0	0	0

	$21,735	$202	$534,348	$68,258	$556,083	$68,460

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.    SECURITIES (Continued)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
December 31, 2023
U.S. Government agency debt obligations	$0	$0	$390,496	$52,000	$390,496	$52,000
Mortgage-backed securities	114	0	28,749	5,715	28,863	5,715
Municipal general obligation bonds	1,109	6	106,171	6,184	107,280	6,190
Municipal revenue bonds	1,506	8	20,602	2,199	22,108	2,207
Other investments	0	0	0	0	0	0

	$2,729	$14	$546,018	$66,098	$548,747	$66,112

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

At March 31, 2024, 679 debt securities with estimated fair values totaling $556 million had unrealized losses aggregating $68.5 million. At December 31, 2023, 641 debt securities with estimated fair values totaling $549 million had unrealized losses aggregating $66.1 million. At March 31, 2024, unrealized losses aggregating $59.2 million were attributable to bonds issued or guaranteed by agencies of the U.S. Federal Government, while unrealized losses totaling $9.2 million were associated with bonds issued by state-based municipalities. For available for sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the debt security’s amortized cost basis is written down to fair value through income with the establishment of an allowance. For debt securities available for sale that do not meet the aforementioned criteria, we evaluate whether any decline in fair value is due to credit loss factors. In making this assessment, we consider any changes to the rating of the security by a rating agency and adverse conditions specifically related to the issuer of the security, among other factors.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.    SECURITIES (Continued)

The amortized cost and fair value of debt securities at March 31, 2024, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in 2024	$53,520	$52,568
Due in 2025 through 2029	329,740	301,553
Due in 2030 through 2034	227,431	196,189
Due in 2035 and beyond	30,958	30,561
Mortgage-backed securities	34,059	27,782
Other investments	500	500

Total available for sale securities	$676,208	$609,153

No securities were sold during the first three months of 2024 or the full-year 2023.

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $203 million as of both  March 31, 2024 and  December 31, 2023, with estimated market values of $195 million and $197 million at the respective dates. We had no securities issued by all other states and their political subdivisions as of March 31, 2024, and December 31, 2023. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligation securities that are pledged to secure repurchase agreements was $229 million and $230 million at March 31, 2024, and December 31, 2023, respectively.

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

Our loan portfolio segments as of March 31, 2024 were as follows:

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

During the year ended December 31, 2023, we changed the segmentation of credit cards to business customers from other consumer loans to commercial and industrial loans. This division of the credit card balances was done to better align the risk characteristics of the portfolio, which include the customer type and source of repayment. Credit cards to business customers totaled $17.8 million as of December 31, 2023. We also changed the segmentation of home equity lines of credit from 1-4 family mortgage loans to other consumer loans during the year ended December 31, 2023. Home equity lines of credit share many of the same risk characteristics of both segments, however, losses are primarily driven by a lack of underlying collateral value during distressed situations as many of the loans are in a second lien position, and thus, best segmented within the other consumer portfolio. Home equity lines of credit totaled $38.1 million as of December 31, 2023.

Our total loans at March 31, 2024 were $4.32 billion compared to $4.30 billion at December 31, 2023, an increase of $18.2 million, or 0.4%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at March 31, 2024 and  December 31, 2023, and the percentage change in loans from the end of 2023 to the end of the first quarter of 2024, are as follows:

					Percent
	March 31, 2024		December 31, 2023		Increase
(Dollars in thousands)	Balance	%	Balance	%	(Decrease)

Commercial:
Commercial and industrial	$1,222,637	28.3%	$1,254,586	29.2%	(2.5)%
Vacant land, land development, and residential construction	75,091	1.7	74,753	1.7	0.5
Real estate – owner occupied	719,338	16.6	717,667	16.7	0.2
Real estate – non-owner occupied	1,045,615	24.2	1,035,684	24.1	1.0
Real estate – multi-family and residential rental	366,961	8.5	332,609	7.7	10.3
Total commercial	3,429,642	79.3	3,415,299	79.4	0.4

Retail:
1-4 family mortgages	840,653	19.5	837,406	19.5	0.4
Other consumer loans	51,711	1.2	51,053	1.1	1.3
Total retail	892,364	20.7	888,459	20.6	0.4

Total loans	$4,322,006	100.0%	$4,303,758	100.0%	0.4%

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An age analysis of past due loans is as follows as of March 31, 2024:

							Recorded
			Greater				Balance
	30 – 59	60 – 89	Than 89				> 89
	Days	Days	Days	Total		Total	Days and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing

Commercial:
Commercial and industrial	$16	$0	$249	$265	$1,222,372	$1,222,637	$0
Vacant land, land development, and residential construction	0	0	0	0	75,091	75,091	0
Real estate – owner occupied	0	0	0	0	719,338	719,338	0
Real estate – non- owner occupied	0	0	0	0	1,045,615	1,045,615	0
Real estate – multi-family and residential rental	0	0	0	0	366,961	366,961	0
Total commercial	16	0	249	265	3,429,377	3,429,642	0

Retail:
1-4 family mortgages	508	71	165	744	839,909	840,653	0
Other consumer loans	37	0	27	64	51,647	51,711	0
Total retail	545	71	192	808	891,556	892,364	0

Total past due loans	$561	$71	$441	$1,073	$4,320,933	$4,322,006	$0

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Nonaccrual loans as of March 31, 2024 were as follows:

	Recorded
	Principal	Related
(Dollars in thousands)	Balance	Allowance
With no allowance recorded:
Commercial:
Commercial and industrial	$16	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	16	0

Retail:
1-4 family mortgages	2,431	0
Other consumer loans	27	0
Total retail	2,458	0

Total with no allowance recorded	$2,474	$0

With an allowance recorded:
Commercial:
Commercial and industrial	$2,652	$2,050
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	2,652	2,050

Retail:
1-4 family mortgages	805	221
Other consumer loans	108	108
Total retail	913	329

Total with an allowance recorded	$3,565	$2,379

Total nonaccrual loans:
Commercial	$2,668	$2,050
Retail	3,371	329
Total nonaccrual loans	$6,039	$2,379

Nonaccrual loans represent the entire balance of collateral dependent loans. As of March 31, 2024 and  December 31, 2023, all collateral dependent loans were secured by real estate, with the exception of those classified as commercial and industrial, which were secured by accounts receivable, inventory, and equipment. Interest income recognized on nonaccrual loans totaled $0.2 million and less than $0.1 million during the three months ended  March 31, 2024 and 2023, respectively, reflecting the collection of interest at the time of principal pay-off.

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3 .   LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table reflects amortized cost basis of loans and year-to-date loan charge-offs as of  March 31, 2024 based on year of origination:

								Revolving	Grand
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Loans	Total
Commercial:
Commercial and Industrial:
Grades 1 – 4	$27,101	$96,301	$69,429	$82,590	$18,922	$12,501	$306,844	$392,847	$699,691
Grades 5 – 7	22,011	152,270	50,958	15,246	16,947	8,116	265,548	233,465	499,013
Grades 8 – 9	3,608	314	1,968	290	0	0	6,180	17,753	23,933
Total	$52,720	$248,885	$122,355	$98,126	$35,869	$20,617	$578,572	$644,065	$1,222,637
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$6	$6

Vacant Land, Land Development and Residential Construction:
Grades 1 – 4	$6,294	$19,799	$3,727	$604	$189	$270	$30,883	$0	$30,883
Grades 5 – 7	7,269	16,830	19,371	134	2	594	44,200	0	44,200
Grades 8 – 9	0	8	0	0	0	0	8	0	8
Total	$13,563	$36,637	$23,098	$738	$191	$864	$75,091	$0	$75,091
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Owner Occupied:
Grades 1 – 4	$25,025	$198,247	$108,314	$82,699	$45,264	$14,792	$474,341	$0	$474,341
Grades 5 – 7	18,703	96,197	60,108	26,866	22,119	8,604	232,597	11,972	244,569
Grades 8 – 9	0	0	391	0	37	0	428	0	428
Total	$43,728	$294,444	$168,813	$109,565	$67,420	$23,396	$707,366	$11,972	$719,338
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Non-Owner Occupied:
Grades 1 – 4	$22,924	$104,075	$84,362	$112,211	$100,079	$30,405	$454,056	$0	$454,056
Grades 5 – 7	83,233	220,686	89,221	79,662	87,033	20,946	580,781	0	580,781
Grades 8 – 9	0	10,778	0	0	0	0	10,778	0	10,778
Total	$106,157	$335,539	$173,583	$191,873	$187,112	$51,351	$1,045,615	$0	$1,045,615
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Multi-Family and Residential Rental:
Grades 1 – 4	$454	$41,659	$10,860	$65,700	$34,642	$8,054	$161,369	$0	$161,369
Grades 5 – 7	3,309	96,528	75,412	4,556	8,854	4,672	193,331	49	193,380
Grades 8 – 9	0	11,225	0	0	987	0	12,212	0	12,212
Total	$3,763	$149,412	$86,272	$70,256	$44,483	$12,726	$366,912	$49	$366,961
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Total Commercial	$219,931	$1,064,917	$574,121	$470,558	$335,075	$108,954	$2,773,556	$656,086	$3,429,642
Total Commercial year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$6	$6

Retail:
1-4 Family Mortgages:
Performing	$11,675	$138,657	$326,965	$225,658	$78,013	$56,449	$837,417	$0	$837,417
Nonperforming	0	101	1,660	268	0	1,207	3,236	0	3,236
Total	$11,675	$138,758	$328,625	$225,926	$78,013	$57,656	$840,653	$0	$840,653
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Other Consumer Loans:
Performing	$1,653	$4,553	$2,237	$1,311	$522	$1,179	$11,455	$40,121	$51,576
Nonperforming	108	0	0	0	0	0	108	27	135
Total	$1,761	$4,553	$2,237	$1,311	$522	$1,179	$11,563	$40,148	$51,711
Year-to-date gross write offs	$0	$1	$0	$8	$0	$0	$9	$0	$9
Total Retail	$13,436	$143,311	$330,862	$227,237	$78,535	$58,835	$852,216	$40,148	$892,364
Total Retail year-to-date gross write offs	$0	$1	$0	$8	$0	$0	$9	$0	$9
Total	$233,367	$1,208,228	$904,983	$697,795	$413,610	$167,789	$3,625,772	$696,234	$4,322,006
Total year-to-date gross write offs	$0	$1	$0	$8	$0	$0	$9	$6	$15

There were lines of credit with principal balances of $2.8 million that were converted to term loans during the first three months of 2024.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table reflects amortized cost basis of loans as of December 31, 2023 and loan charge-offs during three months ended March 31, 2023 based on year of origination:

								Revolving	Grand
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Term Total	Loans	Total
Commercial:
Commercial and Industrial:
Grades 1 – 4	$103,531	$79,883	$90,107	$20,577	$5,978	$9,160	$309,236	$414,920	$724,156
Grades 5 – 7	174,668	57,979	20,075	18,361	7,450	119	278,652	227,155	505,807
Grades 8 – 9	3,671	2,122	277	0	0	0	6,070	18,553	24,623
Total	$281,870	$139,984	$110,459	$38,938	$13,428	$9,279	$593,958	$660,628	$1,254,586
Year-to-date gross write offs	$0	$36	$0	$0	$0	$0	$36	$0	$36

Vacant Land, Land Development and Residential Construction:
Grades 1 – 4	$24,875	$6,570	$1,108	$2,110	$0	$281	$34,944	$0	$34,944
Grades 5 – 7	17,799	21,244	138	2	40	496	39,719	0	39,719
Grades 8 – 9	9	0	0	0	0	81	90	0	90
Total	$42,683	$27,814	$1,246	$2,112	$40	$858	$74,753	$0	$74,753
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Owner Occupied:
Grades 1 – 4	$205,379	$110,130	$85,982	$47,630	$14,362	$2,908	$466,391	$1,948	$468,339
Grades 5 – 7	111,197	63,271	27,729	27,029	9,419	439	239,084	9,718	248,802
Grades 8 – 9	0	417	0	38	0	71	526	0	526
Total	$316,576	$173,818	$113,711	$74,697	$23,781	$3,418	$706,001	$11,666	$717,667
Year-to-date gross write offs	$0	$14	$0	$0	$0	$0	$14	$0	$14

Real Estate – Non-Owner Occupied:
Grades 1 – 4	$109,125	$84,912	$113,846	$102,279	$27,664	$13,193	$451,019	$0	$451,019
Grades 5 – 7	233,471	118,464	109,238	88,315	6,148	18,135	573,771	0	573,771
Grades 8 – 9	10,894	0	0	0	0	0	10,894	0	10,894
Total	$353,490	$203,376	$223,084	$190,594	$33,812	$31,328	$1,035,684	$0	$1,035,684
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Multi-Family and Residential Rental:
Grades 1 – 4	$36,038	$28,512	$64,244	$35,129	$4,883	$3,649	$172,455	$0	$172,455
Grades 5 – 7	72,916	55,964	4,816	9,372	2,699	2,136	147,903	0	147,903
Grades 8 – 9	11,250	0	0	1,001	0	0	12,251	0	12,251
Total	$120,204	$84,476	$69,060	$45,502	$7,582	$5,785	$332,609	$0	$332,609
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Total Commercial	$1,114,823	$629,468	$517,560	$351,843	$78,643	$50,668	$2,743,005	$672,294	$3,415,299
Total Commercial year-to-date gross write offs	$0	$50	$0	$0	$0	$0	$50	$0	$50

Retail:
1-4 Family Mortgages:
Performing	$133,823	$332,098	$231,842	$82,002	$10,515	$44,003	$834,283	$27	$834,310
Nonperforming	108	1,728	305	0	10	945	3,096	0	3,096
Total	$133,931	$333,826	$232,147	$82,002	$10,525	$44,948	$837,379	$27	$837,406
Year-to-date gross write offs	$0	$0	$0	$0	$0	$42	$42	$0	$42

Other Consumer Loans:
Performing	$5,138	$2,569	$1,664	$608	$651	$716	$11,346	$39,707	$51,053
Nonperforming	0	0	0	0	0	0	0	0	0
Total	$5,138	$2,569	$1,664	$608	$651	$716	$11,346	$39,707	$51,053
Year-to-date gross write offs	$0	$3	$0	$0	$0	$1	$4	$10	$14
Total Retail	$139,069	$336,395	$233,811	$82,610	$11,176	$45,664	$848,725	$39,734	$888,459
Total Retail year-to-date gross write offs	$0	$3	$0	$0	$0	$43	$46	$10	$56

Total	$1,253,892	$965,863	$751,371	$434,453	$89,819	$96,332	$3,591,730	$712,028	$4,303,758
Total year-to-date gross write offs	$0	$53	$0	$0	$0	$43	$96	$10	$106

There were lines of credit with principal balances of $6.4 million as of December 31, 2022 that were converted to term loans during 2023.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

We use a migration to loss methodology to determine historical loss rates for commercial loans given the comprehensive loan grading process employed by our bank for over two decades, while an open pool approach is best suited for retail loans given the smaller dollar size of the segments. A baseline loss rate is produced at each reporting date for each loan portfolio segment using bank-specific loan charge-off and recovery data over a defined historical look-back period. The look-back period represents the number of data periods that will be used to calculate a baseline loss rate for each loan portfolio segment. We determined that the look-back period commencing on January 1, 2011 through the current reporting date was reasonable and appropriate, which was used in the calculation of both the March 31, 2024 and  December 31, 2023 allowance for credit losses.

Our historical loss rate is then applied to future loan balances at the instrument level based on remaining contractual life adjusted for amortization, prepayment and default to develop a baseline lifetime loss. Our prepayment speed assumptions are developed at the loan segment level based upon the consideration of all relevant data which we believe could impact anticipated customer behavior, including changes in interest rates, economic conditions, and underlying property valuations. For the commercial portfolio segments, we assumed a 2.0% prepayment speed as of both March 31, 2024 and  December 31, 2023 as we deemed there to be no considerable changes from historical experience. For the retail 1-4 family mortgage and retail other consumer portfolios, we used a prepayment speed of 9.0% as of March 31, 2024 and  December 31, 2023.

During each reporting period, we also consider the need to adjust the historical loss rates as determined to reflect the extent to which we expect current conditions and reasonable and supportable economic forecasts to differ from the conditions that existed for the period over which the historical loss information was determined. These qualitative adjustments may increase or decrease our estimate of expected future credit losses. As of March 31, 2024 and  December 31, 2023, we used a one-year reasonable and supportable economic forecast period, with a six-month straight-line reversion period for all loan segments. The economic forecasts used for our March 31, 2024 allowance calculation reflected a $2.3 million allowance balance reduction. The forecasts used for our December 31, 2023 allowance calculation reflected a $2.0 million allowance balance reduction.

Individual loans exhibiting unique risk characteristics which differentiated the loans from other loans within the loan segments and were evaluated for expected credit losses on an individual basis totaled $7.9 million and $5.4 million as of March 31, 2024 and  December 31, 2023, respectively. Individual allowance allocations totaled $2.5 million and $0.4 million as of March 31, 2024 and  December 31, 2023, respectively.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Activity in the allowance for credit losses during the three months ended March 31, 2024 is as follows:

		Commercial
		vacant land,			Commercial
		land development	Commercial	Commercial	real estate –
	Commercial	and	real estate –	real estate –	multi-family		Other
(Dollars in	and	residential	owner	non-owner	and	1-4 family	consumer
thousands)	industrial	construction	occupied	occupied	residential rental	mortgages	loans	Unallocated	Total

Balance at 12-31-23	$7,441	$384	$7,186	$9,852	$3,184	$18,986	$2,881	$0	$49,914
Provision for credit losses	1,466	2	(151)	289	232	(476)	(77)	15	1,300
Charge-offs	(6)	0	0	0	0	0	(9)	0	(15)
Recoveries	277	1	57	0	4	70	30	0	439
Ending balance	$9,178	$387	$7,092	$10,141	$3,420	$18,580	$2,825	$15	$51,638

Activity in the allowance for credit losses during the three months ended March 31, 2023 is as follows:

		Commercial
		vacant land,			Commercial
		land development	Commercial	Commercial	real estate –
	Commercial	and	real estate –	real estate –	multi-family		Other
(Dollars in	and	residential	owner	non-owner	and	1-4 family	consumer
thousands)	industrial	construction	occupied	occupied	residential rental	mortgages	loans	Unallocated	Total

Balance at 12-31-22	$10,203	$490	$5,914	$9,242	$2,191	$14,027	$160	$19	$42,246
Credit risk reclassifications	90	0	0	0	0	(697)	607	0	0
Balance after reclassifications	10,293	490	5,914	9,242	2,191	13,330	767	19	42,246
Provision for credit losses	(757)	(41)	(28)	(115)	313	1,168	3	57	600
Charge-offs	(36)	0	(14)	0	0	(42)	(14)	0	(106)
Recoveries	21	1	48	0	7	41	19	0	137
Ending balance	$9,521	$450	$5,920	$9,127	$2,511	$14,497	$775	$76	$42,877

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents the period-end amortized cost basis of modifications to borrowers experiencing financial difficulty by type of modification made during the three months ended March 31, 2024:

	Interest Rate		Principal
(Dollars in thousands)	Reduction	Term Extension	Forgiveness
Commercial:
Commercial and industrial	$0	$500	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	$0	$500	$0

Retail:
1-4 family mortgages	0	0	0
Other consumer loans	0	0	0
Total retail	$0	$0	$0

Total loans	$0	$500	$0

Loans listed under Term Extension were generally granted a series of short-term maturity extensions as part of the workout process and associated forbearance agreements.

The following table presents the period-end amortized cost basis of loans that have been modified in the past twelve months to borrowers experiencing financial difficulty by payment status and loan segment:

		30 – 89 Days	90 + Days
(Dollars in thousands)	Current	Past Due	Past Due	Total
Commercial:
Commercial and industrial	$18,506	$0	$0	$18,506
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	0	0	0	0
Real estate – non-owner occupied	10,778	0	0	10,778
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	$29,284	$0	$0	$29,284

Retail:
1-4 family mortgages	0	0	0	0
Other consumer loans	0	0	0	0
Total retail	$0	$0	$0	$0

Total loans	$29,284	$0	$0	$29,284

There were no loans modified to borrowers experiencing financial difficulty during the first three months of 2023.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	March 31,	December 31,
(Dollars in thousands)	2024	2023

Land and improvements	$12,782	$12,782
Buildings	57,881	56,778
Furniture and equipment	25,428	25,157
	96,091	94,717
Less: accumulated depreciation	45,256	43,789

Premises and equipment, net	$50,835	$50,928

Depreciation expense totaled $1.6 million and $1.5 million during the first quarters of 2024 and 2023, respectively.

We enter into facility leases in the normal course of business. As of March 31, 2024, we were under lease contracts for ten of our banking facilities. The leases have maturity dates ranging from April, 2024 through May, 2048, with a weighted average life of 9.6 years as of March 31, 2024. All of our leases have multiple three- to five-year extensions; however, these were not factored in the lease maturities and weighted average lease term as it was not reasonably certain we would exercise the options on the dates we entered into the lease agreements.

Leases are classified as either operating or finance leases at the lease commencement date, with all of our current leases determined to be operating leases. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term, while lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date at the estimated present value of lease payments over the lease term. We use our incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments. The weighted average discount rate for leases was 6.5% as of March 31, 2024.

The right-of-use assets, included in premises and equipment, net on our Consolidated Balance Sheets, and the lease liabilities, included in other liabilities on our Consolidated Balance Sheets, totaled $4.7 million and $3.7 million as of March 31, 2024, and December 31, 2023, respectively. As permitted by applicable accounting standards, we have elected not to recognize short-term leases with original terms of twelve months or less on our Consolidated Balance Sheets. Total operating lease expense associated with the leases aggregated $0.4 million during the first three months of 2024 and $0.3 million during the first three months of 2023.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    PREMISES AND EQUIPMENT, NET (Continued)

Future lease payments were as follows as of March 31, 2024:

(Dollars in thousands)
2024	$920
2025	1,010
2026	950
2027	878
2028	697
Thereafter	1,519
Total undiscounted lease payments	5,974
Less effect of discounting	(1,298)
Present value of future lease payments (lease liability)	$4,676

5.    DEPOSITS

Our total deposits at March 31, 2024 totaled $4.01 billion, an increase of $107 million, or 2.7%, from December 31, 2023. The components of our outstanding balances at March 31, 2024 and  December 31, 2023, and percentage change in deposits from the end of 2023 to the end of the first quarter of 2024, are as follows:

					Percent
	March 31, 2024		December 31, 2023		Increase
(Dollars in thousands)	Balance	%	Balance	%	(Decrease)

Noninterest-bearing checking	$1,134,995	28.3%	$1,247,640	32.1%	(9.0)%
Interest-bearing checking	622,287	15.5	635,790	16.3	(2.1)
Money market	1,137,877	28.4	957,434	24.5	18.8
Savings	259,556	6.5	262,566	6.7	(1.1)
Time, under $100,000	187,249	4.7	175,741	4.5	6.5
Time, $100,000 and over	492,734	12.3	453,366	11.6	8.7
Total local deposits	3,834,698	95.7	3,732,537	95.7	2.7

Out-of-area time, $100,000 and over	173,112	4.3	168,381	4.3	2.8

Total deposits	$4,007,810	100.0%	$3,900,918	100.0%	2.7%

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements is as follows:

	Three Months Ended	Twelve Months Ended
(Dollars in thousands)	March 31, 2024	December 31, 2023

Outstanding balance at end of period	$228,618	$229,734
Average interest rate at end of period	3.30%	3.17%

Average daily balance during the period	$216,674	$204,334
Average interest rate during the period	3.06%	1.33%

Maximum daily balance during the period	$247,056	$269,324

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

7.    FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES

FHLBI bullet advances totaled $420 million at March 31, 2024, and were scheduled to mature at varying dates from April 2024 through January 2029, with fixed rates of interest from 0.55% to 4.54% and averaging 2.96%. FHLBI bullet advances totaled $440 million at December 31, 2023, and were scheduled to mature at varying dates from January 2024 through December 2028, with fixed rates of interest from 0.55% to 5.05% and averaging 2.93%.

Maturities of FHLBI bullet advances as of March 31, 2024 were as follows:

(Dollars in thousands)
2024	$60,000
2025	80,000
2026	80,000
2027	100,000
2028	90,000
Thereafter	10,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES (Continued)

FHLBI amortizing advances totaled $27.1 million as of March 31, 2024, with an average rate of 2.52% and with final maturities in 2042. FHLBI amortizing advances totaled $27.9 million as of December 31, 2023, with an average rate of 2.52% and with final maturities in 2042. FHLBI amortizing advances are obtained periodically to assist in managing interest rate risk associated with certain longer-term fixed rate commercial loans, with annual principal payments that closely align with the scheduled amortization of the underlying commercial loans.

Scheduled principal payments on FHLBI amortizing advances as of  March 31, 2024 were as follows:

(Dollars in thousands)
2024	$0
2025	826
2026	862
2027	899
2028	938
Thereafter	23,558

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank under a blanket lien arrangement. Our borrowing line of credit as of  March 31, 2024 totaled $908 million, with remaining availability based on collateral of $464 million.

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.    COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

For commercial lines of credit, retail lines of credit and credit card average outstanding balances, we determined allowance requirements by calculating the difference between the average percent outstanding of the funded commitments over the past several years to actual percent outstanding at the end of the period and applying the respective expected loss allocation factors to the difference as this difference represents the average of unfunded commitments we expect to eventually be drawn upon. For commitments to make loans, we determine an allowance by applying the expected loss allocation factor to the amount expected to fund. The calculated allowance aggregated $0.8 million and $1.3 million as of March 31, 2024 and December 31, 2023, respectively. We do not reserve for residential mortgage construction loans, as the loans are for one year or less and draws are governed by the receipt and satisfactory review of contractor and subcontractor sworn statements, lien waivers and title insurance company endorsements. Letters of credit are rarely drawn.

At March 31, 2024, and December 31, 2023, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at March 31, 2024 and  December 31, 2023 is as follows:

	March 31,	December 31,
(Dollars in thousands)	2024	2023

Commercial unused lines of credit	$1,562,294	$1,557,429
Unused lines of credit secured by 1–4 family residential properties	74,824	74,120
Credit card unused lines of credit	150,098	142,096
Other consumer unused lines of credit	40,140	50,063
Commitments to make loans	234,946	270,403
Standby letters of credit	19,540	19,393
	$2,081,842	$2,113,504

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.    DERIVATIVES AND HEDGING ACTIVITIES (Continued)

The fair values of derivative instruments as of March 31, 2024, are reflected in the following table.

		Balance Sheet
(Dollars in thousands)	Notional Amount	Location	Fair Value

Derivative Assets
Interest rate swaps	$766,564	Other Assets	$29,661

Derivative Liabilities
Interest rate swaps	764,537	Other Liabilities	30,036

The effect of interest rate swaps that are not designated as hedging instruments resulted in income of $0.1 million during the first three months of 2024 that was recorded in other noninterest expense on our Consolidated Statements of Income. We have master netting arrangements with our correspondent banks that allow us to net receivables and payables. The netting agreement also allows us to net related cash collateral received and transferred up to the fair value exposure amount. We have elected to not offset these transactions on the Consolidated Balance Sheets. The netting of derivative instruments as of  March 31, 2024 is presented in the following table.

		Gross Amounts Not Offset on the Consolidated Balance Sheet
(Dollars in thousands)	Net Amounts Recognized	Financial Instruments	Cash Collateral Received or Posted	Net Amount

Derivative Assets
Interest rate swaps	$29,661	$2,303	$22,770	$4,588

Derivative Liabilities
Interest rate swaps	30,036	2,303	2,250	25,483

The fair values of derivative instruments as of December 31, 2023, are reflected in the following table.

		Balance Sheet
(Dollars in thousands)	Notional Amount	Location	Fair Value

Derivative Assets
Interest rate swaps	$676,526	Other Assets	$27,505

Derivative Liabilities
Interest rate swaps	674,499	Other Liabilities	27,964

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

		Gross Amounts Not Offset on the Consolidated Balance Sheet
(Dollars in thousands)	Net Amounts Recognized	Financial Instruments	Cash Collateral Received or Posted	Net Amount

Derivative Assets
Interest rate swaps	$27,505	$5,175	$14,010	$8,320

Derivative Liabilities
Interest rate swaps	27,964	5,175	3,120	19,669

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows as of March 31, 2024 and December 31, 2023:

	Level in	March 31, 2024		December 31, 2023
	Fair
	Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy	Values	Values	Values	Values
Financial assets:
Cash and cash equivalents	Level 1	$237,231	$237,231	$130,533	$130,533
Securities available for sale	(1)	609,153	609,153	617,092	617,092
FHLBI stock	(2)	21,513	21,513	21,513	21,513
Loans, net	Level 3	4,270,368	4,243,647	4,253,844	4,191,644
Mortgage loans held for sale	Level 2	14,393	14,603	18,607	19,027
Accrued interest receivable	Level 2	21,681	21,681	19,806	19,806
Interest rate swaps	Level 2	29,661	29,661	27,505	27,505

Financial liabilities:
Deposits	Level 2	4,007,810	3,900,366	3,900,918	3,814,778
Securities sold under agreements to repurchase	Level 2	228,618	228,618	229,734	229,734
FHLBI advances	Level 2	447,083	430,397	467,910	454,857
Subordinated debentures	Level 2	49,815	49,824	49,644	49,653
Subordinated notes	Level 2	89,057	78,131	88,971	77,218
Accrued interest payable	Level 2	10,107	10,107	9,012	9,012
Interest rate swaps	Level 2	30,036	30,036	27,964	27,964

(1)	See Note 11 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.
(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions; therefore, fair value is estimated at carrying amount.

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

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency debt obligations, mortgage-backed securities issued or guaranteed by U.S. Government agencies, and municipal general obligation and revenue bonds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information that becomes known to us necessitates an impairment. There was no such impairment as of March 31, 2024, or December 31, 2023. We have no Level 1 securities available for sale.

Derivatives. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves. Insignificant unobservable inputs, such as borrower credit spreads, are also utilized.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.  FAIR VALUES (Continued)

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of March 31, 2024 and December 31, 2023, we determined the fair value of our mortgage loans held for sale to be $14.6 million and $19.0 million, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of  March 31, 2024 are as follows:

		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$385,709	$0	$385,709	$0
Mortgage-backed securities	27,782	0	27,782	0
Municipal general obligation bonds	166,632	0	166,126	506
Municipal revenue bonds	28,530	0	28,530	0
Other investments	500	0	500	0
Interest rate swaps	29,661	0	29,661	0
Total assets	$638,814	$0	$638,308	$506

Interest rate swaps	30,036	0	30,036	0
Total liabilities	$30,036	$0	$30,036	$0

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.  FAIR VALUES (Continued)

There were no sales, purchases or transfers in or out of Level 3 during the first three months of 2024.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2024 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Collateral dependent loans	$1,573	$0	$0	$1,573
Foreclosed assets	200	0	0	200
Total	$1,773	$0	$0	$1,773

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. As of March 31, 2024 and December 31, 2023, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since March 31, 2024, that we believe have changed our bank’s categorization.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.  REGULATORY MATTERS (Continued)

Our actual capital levels and the minimum levels required to be categorized as adequately and well capitalized were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
Total capital (to risk weighted assets)
Consolidated	$729,410	14.1%	$415,299	8.0%	$ NA	NA%
Bank	712,688	13.8	413,264	8.0	516,580	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	587,888	11.3	311,474	6.0	NA	NA
Bank	660,223	12.8	309,948	6.0	413,264	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	540,147	10.4	233,606	4.5	NA	NA
Bank	660,223	12.8	232,461	4.5	335,777	6.5
Tier 1 capital (to average assets)
Consolidated	587,888	10.9	216,108	4.0	NA	NA
Bank	660,223	12.3	215,092	4.0	268,865	5.0

December 31, 2023
Total capital (to risk weighted assets)
Consolidated	$710,905	13.7%	$415,841	8.0%	$ NA	NA%
Bank	694,431	13.4	414,019	8.0	517,524	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	570,730	11.0	311,881	6.0	NA	NA
Bank	643,227	12.4	310,514	6.0	414,019	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	523,160	10.1	233,911	4.5	NA	NA
Bank	643,227	12.4	232,886	4.5	336,391	6.5
Tier 1 capital (to average assets)
Consolidated	570,730	10.8	210,527	4.0	NA	NA
Bank	643,227	12.2	210,427	4.0	263,034	5.0

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.  REGULATORY MATTERS (Continued)

Our consolidated capital levels as of March 31, 2024 and December 31, 2023 include $47.7 million and $47.6 million, respectively, of trust preferred securities. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of March 31, 2024 and December 31, 2023, all $47.7 million and $47.6 million, respectively, of the trust preferred securities were included in our consolidated Tier 1 capital.

Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of March 31, 2024, our bank meets all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 11, 2024, our Board of Directors declared a cash dividend on our common stock in the amount of $0.35 per share that was paid on March 13, 2024 to shareholders of record as of March 1, 2024.

As of March 31, 2024, we had the ability to repurchase up to $6.8 million in common stock shares from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations as part of a $20.0 million common stock repurchase program announced in May 2021. No shares were repurchased during the first three months of 2024. Historically, stock repurchases have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank. The actual timing, number and value of shares repurchased will be determined by us in our discretion and will depend on a number of factors, including the stock price, capital position, financial performance, general market and economic conditions, alternative uses of capital and applicable legal requirements.

13.  SUBSEQUENT EVENTS

On April 11, 2024, our Board of Directors declared a cash dividend on our common stock in the amount of $0.35 per share that will be paid on June 19, 2024, to shareholders of record as of June 7, 2024.

MERCANTILE BANK CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and our company. Words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “indicates,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Community Partners, LLC ("MCP") and Mercantile Bank (“our bank”) and its subsidiaries, including Mercantile Insurance Center, Inc. at March 31, 2024 and December 31, 2023 and the results of operations for the three months ended March 31, 2024 and March 31, 2023. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

Critical Accounting Policies

Accounting principles generally accepted in the United States of America (“GAAP”) are complex and require us to apply significant judgment to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements included in this report. For a discussion of our significant accounting estimates, see Note 1 of the Notes to our Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2023 (Commission file number 000-26719). Our critical accounting policies are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements, and actual results may differ from those estimates. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

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

MERCANTILE BANK CORPORATION

Financial Overview

We reported net income of $21.6 million, or $1.34 per diluted share, for the first quarter of 2024, compared with net income of $21.0 million, or $1.31 per diluted share, during the first quarter of 2023.  The improved operating results were in large part driven by higher noninterest income, which more than offset a lower level of net interest income, larger provision expense and increased noninterest expenses.

Commercial loans increased $14.3 million during the first three months of 2024, providing for an annualized growth rate of about 2%.  Multi-family and residential rental property loans increased $34.4 million, in large part reflecting draws on multi-family construction loans, while non-owner occupied commercial real estate (“CRE”) loans grew $9.9 million.  Commercial and industrial loans declined $31.9 million, primarily reflecting paydowns on commercial lines of credit.  As a percent of total commercial loans, commercial and industrial loans and owner occupied CRE loans combined equaled 56.6% as of March 31, 2024, compared to 57.7% at December 31, 2023.  The new commercial loan pipeline remains strong, and as of March 31, 2024, we had $345 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase.

Residential mortgage loans increased $3.2 million during the first quarter of 2024, representing an annualized growth rate of about 2%.  Residential mortgage loan originations totaled $79.9 million during the first quarter of 2024, of which almost 75% was originated with the intent to sell.

The overall quality of our loan portfolio remains strong, with nonperforming loans equaling 0.14% of total loans as of March 31, 2024.  Accruing loans past due 30 to 89 days remain very low.  Foreclosed properties, consisting of a former branch facility, totaled $0.2 million as of March 31, 2024.  Gross loan charge-offs totaled less than $0.1 million during the first quarter of 2024, while recoveries of prior period loan charge-offs aggregated $0.4 million.

We recorded a provision expense of $1.3 million during the first quarter of 2024, compared to $0.6 million during the first quarter of 2023.  The first quarter 2024 provision expense primarily reflects a specific allocation associated with a nonperforming commercial loan relationship.  An additional allocation was needed to reflect loan growth, while the allocation associated with the economic forecast was reduced.

MERCANTILE BANK CORPORATION

Interest-earning deposits, a vast majority of which is comprised of funds on deposit with the Federal Reserve Bank of Chicago, averaged $150 million during the first quarter of 2024, compared to $31.1 million during the first quarter of 2023.  The higher average balance primarily reflects an increase in deposits and our desire to maintain higher levels of on balance sheet liquidity.

Total deposits increased $107 million during the first three months of 2024, providing for an annualized growth rate of about 11%.  Growth in money market deposit accounts and time deposits more than offset a reduction in noninterest-bearing business checking accounts reflecting the customary level of customers’ tax and bonus payments and partnership distributions during the early part of each first quarter.  Federal Home Loan Bank of Indianapolis (“FHLBI”) advances declined $20.8 million during the first quarter of 2024.  Wholesale funds, comprised of out-of-area deposits and FHLBI advances, totaled $620 million, or about 13% of total funds, as of March 31, 2024.

During the first quarter of 2024 compared to the first quarter of 2023, interest income was up $16.3 million, while interest expense increased $17.3 million.  As a result, net interest income declined $1.0 million for the comparative periods.  Our net interest margin declined 54 basis points during the first quarter of 2024 compared to the same time period in 2023.  Although our yield on earning assets increased 71 basis points during that time period, our cost of funds was up 125 basis points.  While we experienced rapid growth in our earning asset yield during the period of March of 2022 through July of 2023 when the Federal Open Market Committee (“FOMC”) raised the targeted federal funds rate by 525 basis points, meaningful increases in our cost of funds did not begin to materialize until the latter part of 2022 when competition for deposit balances increased deposit rates and depositors began to move funds from no- and lower-costing deposit types to higher-costing deposit products.  Our net interest margin peaked during the latter part of 2022 and early stages of 2023.

Noninterest income totaled $10.9 million during the first quarter of 2024, compared to $7.0 million during the first quarter of 2023.  The higher level of noninterest income primarily stemmed from increases in all treasury management fee income categories, along with higher levels of mortgage banking and interest rate swap income, and revenue associated with a private equity investment.  Benefit claims on bank owned life insurance policies totaled $0.7 million during the first quarter of 2024.

Noninterest expense totaled $29.9 million during the first quarter of 2024, compared to $28.6 million during the same time period in 2023.  The higher level of noninterest expense primarily resulted from increased compensation and benefit costs.  Contributions to The Mercantile Bank Foundation ("Foundation") totaled $0.7 million during the first quarter of 2024.

Financial Condition

Our total assets increased $113 million during the first quarter of 2024, and totaled $5.47 billion as of March 31, 2024.  Interest-earning deposits were up $125 million and total loans increased $18.2 million, while securities available for sale declined $7.9 million.  Total deposits increased $107 million, while FHLBI advances decreased $20.8 million during the first quarter of 2024.

MERCANTILE BANK CORPORATION

Commercial loans increased $14.3 million during the first quarter of 2024, providing for an annualized growth rate of about 2%.  Multi-family and residential rental property loans increased $34.4 million, in large part reflecting draws on multi-family construction loans, while non-owner occupied CRE loans grew $9.9 million.  Commercial and industrial loans declined $31.9 million, primarily reflecting paydowns on commercial lines of credit.  As a percent of total commercial loans, commercial and industrial loans and owner occupied CRE loans combined equaled 56.6% as of March 31, 2024, compared to 57.7% at December 31, 2023.  Commercial loans totaled $3.43 billion, or 79.4% of total loans, as of March 31, 2024, compared to $3.42 billion, or 79.4% of total loans, as of December 31, 2023.

As of March 31, 2024, we had $345 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase which we expect to be drawn over the next 12 to 18 months.  Our current pipeline reports indicate continued strong commercial loan funding opportunities in future periods, including approximately $235 million in new lending commitments, a majority of which we expect to be accepted and funded over the next 12 to 18 months.  Our commercial lenders also report ongoing additional opportunities they are currently discussing with existing and potentially new borrowers.  We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship, as well as concentration limits we have established within our commercial loan portfolio.  Usage of existing commercial lines of credit averaged 40% during the first quarter of 2024, unchanged from the average during all of 2023.

Residential mortgage loans increased $3.2 million during the first quarter of 2024, representing an annualized growth rate of about 2%.  Generally, we sell fixed rate residential mortgage loans to third-party investors, while we retain adjustable rate residential mortgage loans on our balance sheet.  Residential mortgage loan originations totaled $79.9 million during the first quarter of 2024, of which almost 75% was originated with the intent to sell.  Residential mortgage loan originations totaled $72.0 million during the first quarter of 2023, of which about 35% was originated with the intent to sell.  In mid-2023, we altered our residential mortgage loan pricing strategy to encourage the borrower to select a fixed rate residential mortgage product that we could sell rather than selecting the adjustable rate residential mortgage product that we had to fund on our balance sheet.  The strategy not only provided for less residential mortgage loans being funded on our balance sheet, but also resulted in higher mortgage banking income.

Other consumer-related loans totaled $51.7 million, or 1.2% of total loans, at March 31, 2024, compared to $51.1 million, or 1.1% of total loans, as of December 31, 2023.  We expect this loan portfolio segment to remain relatively stable in dollar amount but decline as a percentage of total loans in future periods as the commercial loan segment grows.

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

Nonperforming loans totaled $6.0 million, or 0.1% of total loans, as of March 31, 2024, compared to $3.4 million, or 0.1% of total loans, as of December 31, 2023.  Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest and foreclosed properties, totaled $6.2 million (0.1% of total assets) as of March 31, 2024, compared to $3.6 million (0.1% of total assets) as of December 31, 2023.  The volume of nonperforming assets has remained under 0.3% of total assets since year-end 2015.  Given the low levels of nonperforming loans and accruing loans 30 to 89 days delinquent, combined with what we believe are strong credit administration practices, we are pleased with the overall quality of the loan portfolio.

During the first quarter of 2024, loan charge-offs totaled less than $0.1 million, while recoveries of prior period loan charge-offs equaled $0.4 million.  We continue our collection efforts on charged-off loans and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

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

MERCANTILE BANK CORPORATION

The allowance equaled $51.6 million, or 1.19% of total loans, and 855% of nonperforming loans, as of March 31, 2024.  As of March 31, 2024, the allowance was comprised of $49.1 million in general reserves relating to performing loans and $2.5 million in specific reserves on other loans, primarily nonperforming loans.  Loans with an aggregate carrying value of $0.4 million as of March 31, 2024 had been subject to previous partial charge-offs aggregating $0.4 million over the past several years.  As of March 31, 2024, there were no specific reserves allocated to loans that had been subject to a previous partial charge-off.

Although we believe the allowance is adequate to absorb loan losses in our loan portfolio as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

The following table reflects the composition of our allowance for credit losses, nonaccrual loans, and net charge-offs as of and for the period ended March 31, 2024.

(Dollars in thousands)	Allowance for Credit Losses	Total Loans	Allowance for Credit Losses to Total Loans	Nonaccrual Loans	Nonaccrual Loans to Total Loans	Allowance for Credit Losses to Nonaccrual Loans	Net Charge-Offs	Annualized Net Charge-Offs to Average Loans

Commercial:
Commercial and industrial	$9,178	$1,222,637	0.75%	$2,668	0.22%	344.00%	$(271)	(0.09)%
Vacant land, land development and residential construction	387	75,091	0.52	0	0	NA	(1)	(0.00)
Real estate – owner occupied	7,092	719,338	0.99	0	0	NA	(57)	(0.00)
Real estate – non-owner occupied	10,141	1,045,615	0.97	0	0	NA	0	0.00
Real estate – multi-family and residential rental	3,420	366,961	0.93	0	0	NA	(4)	(0.00)
Total commercial	30,218	3,429,642	0.88	2,668	0.08	1,132.61	(333)	(0.00)

Retail:
1-4 family mortgages	18,580	840,653	2.21	3,236	0.38	574.17	(70)	(0.00)
Other consumer	2,825	51,711	5.46	135	0.26	NA	(21)	(0.00)
Total retail	21,405	892,364	2.40	3,371	0.38	634.97	(91)	(0.00)

Unallocated	15	0	0	0	0	0	0	0.00
Total	$51,638	$4,322,006	1.19%	$6,039	0.14%	855.08%	$(424)	(0.04)%

MERCANTILE BANK CORPORATION

Securities available for sale decreased $7.9 million during the first quarter of 2024, totaling $609 million as of March 31, 2024.  There were no purchases of U.S. Government agency bonds during the first quarter of 2024, while proceeds from maturities aggregated $4.0 million.  There were no purchases of U.S. Government agency guaranteed mortgage-backed securities during the first quarter of 2024, while proceeds from principal paydowns on U.S. Government agency guaranteed mortgage-backed securities aggregated $1.1 million.  Purchases of municipal bonds totaled $0.6 million during the first quarter of 2024, while proceeds from matured municipal bonds totaled $0.2 million.  At March 31, 2024, the portfolio was primarily comprised of U.S. Government agency bonds (63%), municipal bonds (32%) and U.S. Government agency guaranteed mortgage-backed securities (5.0%).  All of our securities are currently designated as available for sale, and are therefore stated at fair value.  The fair value of securities designated as available for sale at March 31, 2024 totaled $609 million, including a net unrealized loss of $67.1 million.  The net unrealized loss equaled $63.9 million as of December 31, 2023.  After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that the unrealized losses were due to changing interest rate environments.   We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations.  In addition, the securities portfolio serves a primary interest rate risk management function.  We expect any upcoming purchases to generally consist of U.S. Government agency bonds and municipal bonds, with the securities portfolio maintained at about 12% to 15% of total assets.

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

FHLBI stock totaled $21.5 million as of March 31, 2024, unchanged from December 31, 2023.  Our investment in FHLBI stock is necessary to engage in their advance and other financing programs.  We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

Interest-earning deposits, a vast majority of which is comprised of funds on deposit with the Federal Reserve Bank of Chicago, averaged $150 million during the first quarter of 2024, compared to $31.1 million during the first quarter of 2023.  The higher average balance primarily reflects an increase in deposits and our desire to maintain higher levels of on balance sheet liquidity.  Historically, we have maintained interest-earning deposits at approximately $75 million.

Net premises and equipment equaled $50.8 million at March 31, 2024, compared to $50.9 million as of December 31, 2023.  Depreciation expense totaled $1.6 million during the first quarter of 2024, while investments associated with renovations of existing facilities totaled $1.5 million.

MERCANTILE BANK CORPORATION

Total deposits increased $107 million during the first quarter of 2024, providing for an annualized growth rate of about 11%.  Growth in money market deposit accounts and time deposits more than offset a reduction in noninterest-bearing business checking accounts reflecting the customary level of customers’ tax and bonus payments and partnership distributions during the early part of each first quarter.  Wholesale funds, comprised of out-of-area deposits and FHLBI advances, totaled $620 million, or about 13% of total funds, as of March 31, 2024, compared to $636 million, or about 14% of total funds, as of December 31, 2023.

Noninterest-bearing deposits decreased $113 million during the first quarter of 2024, in large part reflecting the aforementioned customary level of customers’ tax and bonus payments and partnership distributions.  Interest-bearing checking accounts declined $13.5 million, and savings deposits were down $3.0 million.  Money market deposit accounts increased $180 million and local time deposits were up $50.9 million, primarily reflecting growth in deposits from existing customers and initial deposits from new customers.

Uninsured deposits totaled approximately $1.9 billion, or 47% of total deposits, as of March 31, 2024, compared to approximately $1.9 billion, or 48% of total deposits, as of December 31, 2023.  The uninsured amounts are estimates based on the methodologies and assumptions we use for regulatory reporting requirements.

Securities sold under agreements to repurchase (“sweep accounts”) decreased $1.1 million during the first quarter of 2024, totaling $229 million as of March 31, 2024.  The aggregate balance of sweep accounts is subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances that many of the customers maintain.  The average balance of sweep accounts equaled $217 million during the first quarter of 2024, with a high balance of $247 million and a low balance of $166 million.  Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into overnight interest-bearing repurchase agreements.  Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings.  All of our repurchase agreements are accounted for as secured borrowings.

FHLBI advances decreased $20.8 million during the first quarter of 2024, totaling $447 million as of March 31, 2024.  Bullet advances aggregating $10.0 million were obtained during the first quarter of 2024, while bullet advance maturities aggregated $30.0 million.  Payments on amortizing FHLBI advances totaled $0.8 million. Bullet FHLBI advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk, while amortizing FHLBI advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amount and amortization structure of the underlying advances reflective of the associated commercial loans.  FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement.  Our borrowing line of credit as of March 31, 2024 totaled $908 million, with remaining availability based on collateral equaling $464 million.

Shareholders’ equity increased $14.5 million during the first quarter of 2024, equaling $537 million at March 31, 2024.  Positively impacting shareholders’ equity during the first quarter was net income of $21.6 million, which was partially offset by the payment of a cash dividend totaling $5.5 million.  Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by $1.0 million.  A $2.5 million after-tax decrease in the market value of our available for sale securities portfolio, reflecting an increase in market interest rates, negatively impacted shareholders’ equity during the first quarter of 2024.

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

To assist in providing needed funds and managing interest rate risk, we periodically obtain monies from wholesale funding sources.  Wholesale funds, comprised of out-of-area deposits and FHLBI advances, totaled $620 million, or about 13% of total funds, as of March 31, 2024, compared to $636 million, or about 14% of total funds, as of December 31, 2023.

Sweep accounts decreased $1.1 million during the first quarter of 2024, totaling $229 million as of March 31, 2024.  The aggregate balance of sweep accounts is subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances that many of the customers maintain.  The average balance of sweep accounts equaled $217 million during the first quarter of 2024, with a high balance of $247 million and a low balance of $166 million.  Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into overnight interest-bearing repurchase agreements.  Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings.  All of our repurchase agreements are accounted for as secured borrowings.

Information regarding our repurchase agreements as of March 31, 2024 and during the first three months of 2024 is as follows:

(Dollars in thousands)
Outstanding balance at March 31, 2024	$228,618
Weighted average interest rate at March 31, 2024	3.30%
Maximum daily balance three months ended March 31, 2024	$247,056
Average daily balance for three months ended March 31, 2024	$216,674
Weighted average interest rate for three months ended March 31, 2024	3.06%

FHLBI advances decreased $20.8 million during the first quarter of 2024, totaling $447 million as of March 31, 2024.  Bullet advances aggregating $10.0 million were obtained during the first quarter of 2024, while bullet advance maturities aggregated $30.0 million.  Payments on amortizing FHLBI advances totaled $0.8 million.  Bullet FHLBI advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk, while amortizing FHLBI advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amount and amortization structure of the underlying advances reflective of the associated commercial loans.  FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement.  Our borrowing line of credit as of March 31, 2024 totaled $908 million, with remaining availability based on collateral equaling $464 million.

We also have the ability to borrow up to an aggregate $70.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit.  We did not access these lines of credit during the first quarter of 2024.  In contrast, our interest-earning deposit balance with the Federal Reserve Bank of Chicago averaged $140 million during the first quarter of 2024.  We also have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago.  Using certain municipal bonds as collateral, we could have borrowed up to $26.6 million as of March 31, 2024.  We did not utilize this line of credit during the first quarter of 2024 or at any time during the previous 15 fiscal years, and do not plan to access this line of credit in future periods.

MERCANTILE BANK CORPORATION

The following table reflects, as of March 31, 2024, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
(Dollars in thousands)	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$3,154,715	$0	$0	$0	$3,154,715
Time deposits	716,554	91,791	44,750	0	853,095
Short-term borrowings	228,618	0	0	0	228,618
Federal Home Loan Bank advances	80,862	181,838	162,000	22,383	447,083
Subordinated debentures	0	0	0	49,815	49,815
Subordinated notes	0	0	0	89,057	89,057
Other borrowed money	0	0	0	1,171	1,171
Premises and equipment leases	1,186	1,929	1,500	1,360	5,975

The balance of certificates of deposit exceeding the FDIC insured limit and their maturity profile as of March 31, 2024 and December 31, 2023 were as follows:

(Dollars in thousands)	March 31, 2024	December 31, 2023

Up to three months	$85,365	$104,400
Three months to six months	85,200	86,500
Six months to twelve months	151,613	133,800
Over twelve months	103,251	104,200

Total certificates of deposit	$425,429	$428,900

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit.  As of March 31, 2024, we had a total of $2.06 billion in unfunded loan commitments and $19.5 million in unfunded standby letters of credit.  Of the total unfunded loan commitments, $1.83 billion were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $235 million were for loan commitments generally expected to close and become funded within the next 12 to 18 months.  We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

We monitor our liquidity position and funding strategies on an ongoing basis, but recognize that unexpected events, changes in economic or market conditions, a reduction in earnings performance, declining capital levels or situations beyond our control could cause liquidity challenges.  We have developed contingency funding plans that provide a framework for meeting liquidity disruptions.

Capital Resources

Shareholders’ equity increased $14.5 million during the first quarter of 2024, equaling $537 million at March 31, 2024.  Positively impacting shareholders’ equity during the first quarter was net income of $21.6 million, which was partially offset by the payment of a cash dividend totaling $5.5 million.  Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by $1.0 million.  A $2.5 million after-tax decrease in the market value of our available for sale securities portfolio, reflecting an increase in market interest rates, negatively impacted shareholders’ equity during the first quarter of 2024.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies.  Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.  As of March 31, 2024, our bank’s total risk-based capital ratio was 13.8%, compared to 13.4% at December 31, 2023.  Our bank’s total regulatory capital increased $18.3 million during the first quarter of 2024, in large part reflecting net income totaling $24.3 million, which was partially offset by cash dividends paid to us aggregating $7.3 million.  Our bank’s total risk-based capital ratio was also impacted by a $9.4 million decrease in total risk-weighted assets.  As of March 31, 2024, our bank’s total regulatory capital equaled $713 million, or $196 million in excess of the 10.0% minimum that is among the requirements to be categorized as “well capitalized.”  Our and our bank’s capital ratios as of March 31, 2024 and December 31, 2023 are disclosed in Note 12 of the Notes to Consolidated Financial Statements.

MERCANTILE BANK CORPORATION

Results of Operations

We recorded net income of $21.6 million, or $1.34 per basic and diluted share, for the first quarter of 2024, compared with net income of $21.0 million, or $1.31 per basic and diluted share, for the first quarter of 2023.

The higher level of net income during the first quarter of 2024 compared to the respective 2023 period resulted from increased noninterest income, which more than offset decreased net interest income and higher overhead costs and provision expense.   The growth in noninterest income mainly stemmed from increased mortgage banking income, treasury management fees, interest rate swap revenue, and bank owned life insurance income, along with profits generated from an investment in a private equity fund.  The increase in bank owned life insurance income primarily resulted from the receipt of death benefit claims during the first three months of 2024.  Net interest income declined as increased yields on, along with growth in, earning assets were more than offset by a higher cost of funds.  The increase in overhead costs mainly reflected larger salary and benefit costs and contributions to the Foundation.  The provision expense recorded during the first quarter of 2024 primarily reflected an individual allocation for a nonperforming commercial loan relationship, allocations necessitated by net loan growth, and a change in a commercial loan environmental factor.

Interest income during the first quarter of 2024 was $76.7 million, an increase of $16.2 million, or 26.8%, from the $60.5 million earned during the first quarter of 2023.  The increase resulted from a higher yield on, and growth in, average earning assets.  The yield on average earning assets was 6.06% during the first quarter of 2024, up from 5.35% during the respective 2023 period.  The higher yield primarily resulted from an increased yield on loans, reflecting the rising interest rate environment.  The yield on loans was 6.65% during the first three months of 2024, up from 5.90% during the respective prior-year period mainly due to higher interest rates on variable-rate commercial loans stemming from the FOMC significantly raising the targeted federal funds rate in an effort to curb elevated inflation levels.  The FOMC increased the targeted federal funds rate by 100 basis points during the period of February 2023 through July 2023, during which time average variable-rate commercial loans represented approximately 65% of average total commercial loans.  Increased yields on securities and interest-earning deposits, reflecting the rising interest rate environment, along with a change in earning asset mix, comprised of a decrease in lower-yielding securities as a percentage of earning assets, also contributed to the higher yield on average earning assets.  Average earning assets equaled $5.08 billion during the first quarter of 2024, up $496 million, or 10.8%, from the level of $4.59 billion during the first quarter of 2023; average loans were up $371 million, average interest-earning deposits grew $119 million, and average securities increased $6.5 million.

MERCANTILE BANK CORPORATION

Interest expense during the first quarter of 2024 was $29.4 million, an increase of $17.3 million, or 143%, from the $12.1 million expensed during the first quarter of 2023.  The increase is mainly attributable to a higher average weighted cost of interest-bearing liabilities, which rose from 1.72% during the first three months of 2023 to 3.27% during the respective current-year period primarily due to higher rates on deposits and borrowings.  Reflecting the rising interest rate environment, the cost of interest-bearing, non-time deposits increased from 1.27% during the first quarter of 2023 to 2.61% during the first quarter of 2024, while the cost of time deposits increased from 2.29% to 4.60% during the respective periods.  The higher cost of interest-bearing, non-time deposits mainly resulted from increased rates paid on money market and interest-bearing business checking accounts.  A change in funding mix, primarily consisting of a decrease in noninterest-bearing and lower-cost deposits and an increase in higher-cost money market accounts and time deposits stemming from deposit migration and new deposit relationships, also contributed to the increased cost of funds.  The cost of borrowed funds increased from 2.51% during the first quarter of 2023 to 3.51% during the first quarter of 2024 mainly due to higher costs of sweep accounts and FHLBI advances.  The cost of sweep accounts increased from 0.84% during the first three months of 2023 to 3.06% during the first three months of 2024, while the cost of FHLBI advances increased from 2.12% to 2.92% during the respective periods, reflecting the rising interest rate environment.  Growth in interest-bearing liabilities also contributed to the increase in interest expense during the first quarter of 2024 compared to the prior-year first quarter.  Average interest-bearing liabilities totaled $3.61 billion during the current-year first quarter, compared to $2.86 billion during the first quarter of 2023, representing an increase of $746 million, or 26.1%.

Net interest income during the first quarter of 2024 was $47.4 million, a decrease of $1.0 million, or 2.1%, from the $48.4 million earned during the respective 2023 period.  The decline reflected a lower net interest margin, which more than offset growth in earning assets.  The net interest margin was 3.74% in the first quarter of 2024, down from 4.28% in the prior-year first quarter due to a higher cost of funds, which more than offset an increased yield on earning assets.  The cost of funds equaled 2.32% in the first quarter of 2024, up from 1.07% in the first quarter of 2023 primarily due to higher costs of deposits and borrowed funds, reflecting the impact of the rising interest rate environment.  The increased yield on average earning assets mainly resulted from a higher yield on commercial loans primarily stemming from the aforementioned FOMC rate hikes.

The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the first quarters of 2024 and 2023.  Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented.  Tax-exempt securities interest income and yield for the first quarters of 2024 and 2023 have been computed on a tax equivalent basis using a marginal tax rate of 21.0%.  Securities interest income was increased by $60,000 in the first quarters of 2024 and 2023 for this non-GAAP, but industry standard, adjustment.  These adjustments equated to increases in our net interest margin of less than one basis point for both periods.

MERCANTILE BANK CORPORATION

	Quarters ended March 31,
	2024			2023
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$4,299,163	$71,270	6.65%	$3,928,329	$57,154	5.90%
Investment securities	634,099	3,481	2.20	627,628	3,067	1.95
Interest-earning deposits	150,234	2,033	5.35	31,081	324	4.18
Total interest - earning assets	5,083,496	76,784	6.06	4,587,038	60,545	5.35

Allowance for credit losses	(51,046)			(43,076)
Other assets	352,225			311,915

Total assets	$5,384,675			$4,855,877

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$2,790,307	$22,224	3.19%	$2,184,406	$7,907	1.47%
Short-term borrowings	216,674	1,654	3.06	199,880	459	0.93
Federal Home Loan Bank advances	460,251	3,399	2.92	338,026	1,794	2.12
Other borrowings	139,923	2,086	5.90	138,818	1,941	5.59
Total interest-bearing liabilities	3,607,155	29,363	3.27	2,861,130	12,101	1.72

Noninterest-bearing deposits	1,175,884			1,491,477
Other liabilities	74,455			49,746
Shareholders’ equity	527,181			453,524

Total liabilities and shareholders’ equity	$5,384,675			$4,855,877

Net interest income		$47,421			$48,444

Net interest rate spread			2.79%			3.63%
Net interest spread on average assets			3.53%			4.05%
Net interest margin on earning assets			3.74%			4.28%

MERCANTILE BANK CORPORATION

Provisions for credit losses of $1.3 million and $0.6 million were recorded during the first quarters of 2024 and 2023, respectively.  The provision expense recorded during the current-year first quarter primarily reflected an individual allocation for a nonperforming commercial loan relationship, allocations necessitated by net loan growth, and a change in a commercial loan environmental factor, which more than offset the impacts of an improved economic forecast and changes to the loan portfolio composition.  The provision expense recorded during the first quarter of 2023 mainly reflected allocations necessitated by loan growth.  The recording of net loan recoveries and ongoing strong loan quality metrics during both periods in large part mitigated additional reserves associated with the loan growth.

Noninterest income totaled $10.9 million during the first quarter of 2024, compared to $7.0 million during the first quarter of 2023.  Noninterest income during the first three months of 2024 included bank owned life insurance death benefit claims totaling $0.7 million.  Excluding these transactions, noninterest income increased $3.2 million, or 45.6%, in the first quarter of 2024 compared to the prior-year first quarter.  The growth primarily stemmed from a higher level of mortgage banking income, mainly reflecting an increased loan sold percentage, which equaled approximately 74% during the first quarter of 2024 compared to approximately 35% during the prior-year first quarter, and higher loan production.  Increases in all treasury management fee income categories, consisting of service charges on accounts, payroll servicing fees, and credit and debit card income, and revenue associated with an investment in a private equity fund also contributed to the higher level of noninterest income.  The growth in treasury management fees primarily resulted from the successful marketing of products and services to existing and new customers.

Noninterest expense totaled $29.9 million during the first quarter of 2024, compared to $28.6 million during the prior-year first quarter.  Overhead costs during the first three months of 2024 included contributions to the Foundation totaling $0.7 million, while overhead costs during the respective 2023 period included a $0.4 million write-down of a former branch facility.  Excluding these transactions, noninterest expense increased $1.0 million, or 3.6%, during the first quarter of 2024 compared to the first quarter of 2023.  The increase in noninterest expense mainly stemmed from larger salary and benefit costs, reflecting annual merit pay increases, market adjustments, lower residential mortgage loan deferred salary costs, higher payroll taxes, and increased health insurance claims, which more than offset decreased credit reserves for unfunded loan commitments.

During the first quarter of 2024, we recorded income before federal income tax of $27.0 million and a federal income tax expense of $5.4 million.  During the first quarter of 2023, we recorded income before federal income tax of $26.1 million and a federal income tax expense of $5.1 million.  The increase in federal income tax expense during the current-year first quarter resulted from a higher level of income before federal income tax.  Our effective tax rate was 20.1% during the first three months of 2024, compared to 19.8% during the respective prior-year period.

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

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of March 31, 2024:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
(Dollars in thousands)	Months	Months	Years	Years	Total
Assets:
Loans (1)	$2,443,512	$104,065	$1,119,946	$654,483	$4,322,006
Securities available for sale (2)	39,064	41,673	244,685	305,244	630,666
Interest-earning deposits	179,871	504	4,250	0	184,625
Mortgage loans held for sale	14,393	0	0	0	14,393
Allowance for credit losses	0	0	0	0	(51,638)
Other assets	0	0	0	0	365,901
Total assets	2,676,840	146,242	1,368,881	959,727	$5,465,953

Liabilities:
Interest-bearing deposits	2,188,818	547,457	136,540	0	2,872,815
Short-term borrowings	228,618	0	0	0	228,618
Federal Home Loan Bank advances	20,000	60,862	343,838	22,383	447,083
Other borrowed money	50,986	0	89,057	0	140,043
Noninterest-bearing checking	0	0	0	0	1,134,995
Other liabilities	0	0	0	0	105,755
Total liabilities	2,488,422	608,319	569,435	22,383	4,929,309
Shareholders' equity	0	0	0	0	536,644
Total liabilities & shareholders' equity	2,488,422	608,319	569,435	22,383	$5,465,953
Net asset (liability) GAP	$188,418	$(462,077)	$799,446	$937,344
Cumulative GAP	$188,418	$(273,659)	$525,787	$1,463,131

Percent of cumulative GAP to total assets	3.4%	(5.0)%	9.6%	26.8%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of March 31, 2024.

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

We conducted multiple simulations as of March 31, 2024, in which it was assumed that changes in market interest rates occurred ranging from up 300 basis points to down 300 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested dollar and percentage changes in net interest income over the next twelve months in comparison to the $197 million in net interest income projected using our balance sheet amounts and anticipated replacement rates as of March 31, 2024. The resulting estimates are generally within our policy parameters established to manage and monitor interest rate risk.

(Dollars in thousands)	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 300 basis points	$(14,300)	(7.3)%
Interest rates down 200 basis points	(12,400)	(6.3)
Interest rates down 100 basis points	(5,600)	(2.8)
Interest rates up 100 basis points	5,400	2.7
Interest rates up 200 basis points	11,200	5.7
Interest rates up 300 basis points	16,600	8.4

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

Item 4. Controls and Procedures

As of March 31, 2024, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2024.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sales of equity securities during the quarter ended March 31, 2024.

Issuer Purchases of Equity Securities

On May 27, 2021, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions, our capital position, financial performance and alternative uses of capital, and applicable legal requirements. The program may be discontinued at any time. No shares were repurchased during the first three months of 2024. Historically, stock repurchases have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank. As of March 31, 2024, repurchases aggregating $6.8 million were available to be made under the current repurchase program.

Repurchases made during the first quarter of 2024 are detailed in the table below.

				Maximum Number
				of Shares or
				Approximate Dollar
			Total Number of	Value that May Yet
	Total		Shares Purchased as	Be
	Number of	Average	Part of Publicly	Purchased Under the
	Shares	Price Paid Per	Announced Plans or	Plans or Programs
Period	Purchased	Share	Programs	(Dollars in thousands)
January 1 – 31	0	$0	0	$6,818,000
February 1 – 29	0	0	0	6,818,000
March 1 – 31	0	0	0	6,818,000
Total	0	$0	0	$6,818,000

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

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2024.

MERCANTILE BANK CORPORATION

By: /s/ Robert B. Kaminski, Jr.
Robert B. Kaminski, Jr.
President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Charles E. Christmas
Charles E. Christmas
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)