Form 10-Q
period 2024-06-30
MERCANTILE BANK CORP
filed 2024-08-02
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐    No  ☒

At July 31, 2024, there were 16,137,666 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(Dollars in thousands)	2024	2023
ASSETS
Cash and due from banks	$61,863	$70,408
Interest-earning deposits	135,766	60,125
Total cash and cash equivalents	197,629	130,533

Securities available for sale	647,907	617,092
Federal Home Loan Bank stock	21,513	21,513
Mortgage loans held for sale	22,126	18,607

Loans	4,438,245	4,303,758
Allowance for credit losses	(55,408)	(49,914)
Loans, net	4,382,837	4,253,844

Premises and equipment, net	50,158	50,928
Bank owned life insurance	86,001	85,668
Goodwill	49,473	49,473
Other assets	144,744	125,566
Total assets	$5,602,388	$5,353,224

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$1,119,888	$1,247,640
Interest-bearing	3,026,686	2,653,278
Total deposits	4,146,574	3,900,918

Securities sold under agreements to repurchase	221,898	229,734
Federal Home Loan Bank advances	427,083	467,910
Subordinated debentures	49,987	49,644
Subordinated notes	89,143	88,971
Accrued interest and other liabilities	116,552	93,902
Total liabilities	5,051,237	4,831,079

Commitments and contingent liabilities (Note 8)

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,137,646 shares issued and outstanding at June 30, 2024 and 16,125,662 shares issued and outstanding at December 31, 2023	297,591	295,106
Retained earnings	306,804	277,526
Accumulated other comprehensive gain (loss)	(53,244)	(50,487)
Total shareholders’ equity	551,151	522,145
Total liabilities and shareholders’ equity	$5,602,388	$5,353,224

See accompanying notes to consolidated financial statements.

  MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Dollars in thousands except per share amounts)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Interest income
Loans, including fees	$72,819	$62,006	$144,089	$119,159
Securities, taxable	2,656	2,207	5,101	4,338
Securities, tax-exempt	968	904	1,945	1,780
Interest-earning deposits	2,436	801	4,469	1,125
Total interest income	78,879	65,918	155,604	126,402

Interest expense
Deposits	24,710	12,379	46,934	20,286
Short-term borrowings	1,757	914	3,412	1,373
Federal Home Loan Bank advances	3,252	3,051	6,651	4,845
Subordinated debt and other borrowings	2,088	2,023	4,173	3,963
Total interest expense	31,807	18,367	61,170	30,467

Net interest income	47,072	47,551	94,434	95,935

Provision for credit losses	3,500	2,000	4,800	2,600

Net interest income after provision for credit losses	43,572	45,551	89,634	93,335

Noninterest income
Service charges on deposit and sweep accounts	1,692	1,064	3,224	2,041
Mortgage banking income	3,023	1,835	5,365	3,050
Credit and debit card income	2,266	2,426	4,387	4,485
Interest rate swap fees	766	748	2,104	1,785
Payroll services income	686	572	1,582	1,317
Earnings on bank owned life insurance	437	402	1,609	802
Other income	811	598	2,277	1,117
Total noninterest income	9,681	7,645	20,548	14,597

Noninterest expense
Salaries and benefits	17,913	16,461	36,150	33,143
Occupancy	2,220	2,098	4,509	4,387
Furniture and equipment depreciation, rent and maintenance	923	878	1,852	1,700
Data processing costs	3,415	2,881	6,704	6,043
Charitable foundation contributions	4	2	707	12
Other expense	5,262	5,509	9,758	11,144
Total noninterest expense	29,737	27,829	59,680	56,429

Income before federal income tax expense	23,516	25,367	50,502	51,503

Federal income tax expense	4,730	5,010	10,154	10,171

Net income	$18,786	$20,357	$40,348	$41,332

Basic earnings per share	$1.17	$1.27	$2.50	$2.58
Diluted earnings per share	$1.17	$1.27	$2.50	$2.58

Average basic shares outstanding	16,122,813	16,003,372	16,120,836	15,999,775
Average diluted shares outstanding	16,122,813	16,003,372	16,120,836	15,999,775

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net income	$18,786	$20,357	$40,348	$41,332

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(342)	(6,645)	(3,491)	4,841
Tax effect of unrealized holding gains (losses) on securities available for sale	73	1,395	734	(1,017)
Other comprehensive income (loss), net of tax	(269)	(5,250)	(2,757)	3,824

Comprehensive income (loss)	$18,517	$15,107	$37,591	$45,156

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
(Dollars in thousands except per share amounts)	Stock	Stock	Earnings	Income (Loss)	Equity

Balances, March 31, 2024	$0	$296,065	$293,554	$(52,975)	$536,644

Employee stock purchase plan (320 shares)		13			13

Dividend reinvestment plan (5,423 shares)		201			201

Stock grants to directors for retainer fees (11,247 shares)		421			421

Stock-based compensation expense		891			891

Cash dividends ($0.35 per common share)			(5,536)		(5,536)

Net income for the three months ended June 30, 2024			18,786		18,786

Change in net unrealized holding gain (loss) on securities available for sale, net of tax effect				(269)	(269)

Balances, June 30, 2024	$0	$297,591	$306,804	$(53,244)	$551,151

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

				Accumulated
				Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
(Dollars in thousands except per share amounts)	Stock	Stock	Earnings	Income (Loss)	Equity

Balances, January 1, 2024	$0	$295,106	$277,526	$(50,487)	$522,145

Employee stock purchase plan (610 shares)		24			24

Dividend reinvestment plan (10,990 shares)		405			405

Stock grants to directors for retainer fees (11,316 shares)		423			423

Stock-based compensation expense		1,633			1,633

Cash dividends ($0.70 per common share)			(11,070)		(11,070)

Net income for the six months ended June 30, 2024			40,348		40,348

Change in net unrealized holding gain (loss) on securities available for sale, net of tax effect				(2,757)	(2,757)

Balances, June 30, 2024	$0	$297,591	$306,804	$(53,244)	$551,151

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

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

				Accumulated
				Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
(Dollars in thousands except per share amounts)	Stock	Stock	Earnings	Income (Loss)	Equity

Balances, January 1, 2023	$0	$290,436	$216,313	$(65,341)	$441,408

Employee stock purchase plan (770 shares)		23			23

Dividend reinvestment plan (14,701shares)		449			449

Stock grants to directors for retainer fees (10,455 shares)		317			317

Stock-based compensation expense		1,681			1,681

Cash dividends ($0.66 per common share)			(10,332)		(10,332)

Net income for the six months ended June 30, 2023			41,332		41,332

Change in net unrealized holding gain (loss) on securities available for sale, net of tax effect				3,824	3,824

Balances, June 30, 2023	$0	$292,906	$247,313	$(61,517)	$478,702

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
(Dollars in thousands)	June 30, 2024	June 30, 2023

Cash flows from operating activities
Net income	$40,348	$41,332
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	5,480	5,930
Provision for credit losses	4,800	2,600
Stock-based compensation expense	1,633	1,681
Stock grants to directors for retainer fees	423	317
Proceeds from sales of mortgage loans held for sale	147,849	70,280
Origination of mortgage loans held for sale	(146,731)	(76,088)
Net gain from sales of mortgage loans held for sale	(4,637)	(2,569)
Net gain from sales and valuation write-downs of foreclosed assets	(290)	0
Net gain from sale and write-down of former bank premises	(78)	0
Net loss from sales and write-downs of fixed assets	0	377
Earnings on bank owned life insurance	(1,609)	(802)
Net (gain) loss on instruments designated at fair value and related derivatives	(104)	106
Net change in:
Accrued interest receivable	(1,169)	(1,486)
Other assets	(16,679)	(1,338)
Accrued interest payable and other liabilities	20,113	(2,873)
Net cash from operating activities	49,349	37,467

Cash flows from investing activities
Loan originations and payments, net	(133,793)	(135,410)
Purchases of securities available for sale	(57,592)	(11,641)
Proceeds from maturities, calls and repayments of securities available for sale	23,185	10,198
Proceeds from sales of foreclosed assets	290	0
Proceeds from sales of fomer bank premises	278	0
Purchases of Federal Home Loan Bank stock	0	(3,792)
Proceeds from bank owned life insurance death benefits claim	1,357	0
Net purchases of premises and equipment and lease activity	(2,330)	(4,680)
Net cash for investing activities	(168,605)	(145,325)

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six Months	Six Months
	Ended	Ended
(Dollars in thousands)	June 30, 2024	June 30, 2023

Cash flows from financing activities
Net increase in time deposits	71,902	227,531
Net increase (decrease) in all other deposits	173,754	(183,553)
Net increase (decrease) in securities sold under agreements to repurchase	(7,836)	25,117
Maturities of Federal Home Loan Bank advances	(50,827)	(40,353)
Proceeds from Federal Home Loan Bank advances	10,000	200,000
Employee stock purchase plan	24	23
Dividend reinvestment plan	405	449
Payment of cash dividends to common shareholders	(11,070)	(10,332)
Net cash from financing activities	186,352	218,882

Net change in cash and cash equivalents	67,096	111,024
Cash and cash equivalents at beginning of period	130,533	96,772
Cash and cash equivalents at end of period	$197,629	$207,796

Supplemental disclosures of cash flows information
Cash paid during the period for:
Interest	$59,477	$28,038
Federal income tax	$11,600	$13,850
Noncash financing and investing activities:
Transfers from bank premises to other real estate owned	0	600
Transfers from loans to foreclosed assets	0	61

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the six months ended June 30, 2024 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Community Partners, LLC ("MCP") and Mercantile Bank (“our bank”) and its subsidiaries, including Mercantile Insurance Center, Inc. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended June 30, 2024 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2023.

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

Approximately 303,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three and six months ended June 30, 2024. Approximately 350,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three and six months ended June 30, 2023. Stock options for approximately 5,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three and six months ended June 30, 2023.

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

Changes in the allowance are recorded as provisions for (or reversals of) credit losses. Losses are charged against the allowance when the collectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2024, and December 31, 2023, there was no allowance related to the available for sale debt securities portfolio.

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

Loans: Loans that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Net unamortized deferred loan costs amounted to $2.6 million and $2.4 million at June 30, 2024, and December 31, 2023, respectively.

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. As of June 30, 2024 and December 31, 2023, we determined that the fair value of our mortgage loans held for sale totaled $22.5 million and $19.0 million, respectively.

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

We recorded a provision for credit losses of $4.8 million during the first six months of 2024. The provision for credit losses recorded during the first six months of 2024 primarily reflected an individual allocation for a nonperforming commercial loan relationship, allocations necessitated by net loan growth, and a change in the historical loss information qualitative factor for commercial loans, which more than offset the impacts of an improved economic forecast and changes to the loan portfolio composition.

Accrued interest receivable on loans totaling $17.8 million and $16.9 million as of June 30, 2024 and December 31, 2023, respectively, is included in other assets on the Consolidated Balance Sheets. We elected not to measure an allowance for accrued interest receivable and instead elected to reverse interest income on loans that are placed on nonaccrual status, which is generally when loans become 90 days past due, or earlier if we believe the collection of interest is doubtful. We believe this policy results in the timely reversal of uncollectable interest. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on an internal watch list. Senior management and the Board of Directors review this list regularly. In some cases, we may determine that an individual loan exhibits unique risk characteristics which differentiate the loan from other loans within the loan segments. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific reserve allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed and collateral deficiencies, among other things.

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

Mortgage Banking Activities: Mortgage loans serviced for others totaled $1.45 billion and $1.40 billion as of June 30, 2024 and December 31, 2023, respectively. Mortgage loan servicing rights are recognized as assets based on the allocated value of retained servicing rights on mortgage loans sold. Mortgage loan servicing rights are carried at the lower of amortized cost or fair value and are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights using groupings of the underlying mortgage loans as to interest rates. Any impairment of a grouping is reported as a valuation allowance.

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

Changes in the fair value of derivatives that are designated, for accounting purposes, as a hedge of the variability of cash flows to be received on various assets and liabilities and are effective are reported in other comprehensive income (loss). They are later reclassified into earnings in the same periods during which the hedged transaction affects earnings and are included in the line item in which the hedged cash flows are recorded. If hedge accounting does not apply, changes in the fair value of derivatives are recognized immediately in current earnings as interest income or expense. We had no derivative instruments designated as hedges as of June 30, 2024, and December 31, 2023.

Goodwill:  The acquisition method of accounting requires that assets and liabilities acquired in a business combination be recorded at fair value as of the acquisition date. The valuation of assets and liabilities often involves estimates based on third-party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. This typically results in goodwill, the amount by which the cost of net assets acquired in a business combination exceeds their fair value, which is subject to impairment testing at least annually. We review goodwill for impairment on an annual basis as of October 1 or more often if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value. Based on our annual impairment analysis of goodwill as of October 1, it was determined that the fair value was in excess of its respective carrying value as of October 1, 2023; therefore, goodwill is considered not impaired.

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table depicts our sources of noninterest income presented in the Consolidated Statements of Income that are scoped within Topic 606:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Service charges on deposit and sweep accounts	$1,692	$1,064	$3,224	$2,041
Credit and debit card income	2,266	2,426	4,387	4,485
Payroll services income	686	572	1,582	1,317
Customer service fees	183	187	381	407

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

Credit and Debit Card Income: We earn interchange income on our cardholder debit and credit card usage. Interchange income is primarily comprised of fees whenever our debit and credit cards are processed through card payment networks such as Visa. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

Payroll Services Income: We earn fees from providing payroll processing services for our commercial clients. Fees are assessed for processing weekly or bi-weekly payroll files, reports and documents, as well as year-end tax-related files, reports and documents. Fees are recognized and collected as payroll processing services are completed for each payroll run and year-end processing activities.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.    SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2024
U.S. Government agency debt obligations	$478,920	$112	$(51,150)	$427,882
Mortgage-backed securities	33,531	4	(6,557)	26,978
Municipal general obligation bonds	171,644	720	(8,058)	164,306
Municipal revenue bonds	30,709	84	(2,552)	28,241
Other investments	500	0	0	500

	$715,304	$920	$(68,317)	$647,907

December 31, 2023
U.S. Government agency debt obligations	$442,496	$0	$(52,000)	$390,496
Mortgage-backed securities	35,168	20	(5,715)	29,473
Municipal general obligation bonds	172,126	1,924	(6,190)	167,860
Municipal revenue bonds	30,708	262	(2,207)	28,763
Other investments	500	0	0	500

	$680,998	$2,206	$(66,112)	$617,092

Securities with unrealized losses at June 30, 2024 and  December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
June 30, 2024
U.S. Government agency debt obligations	$28,182	$69	$385,062	$51,081	$413,244	$51,150
Mortgage-backed securities	352	4	26,345	6,553	26,697	6,557
Municipal general obligation bonds	11,694	120	115,410	7,938	127,104	8,058
Municipal revenue bonds	2,484	27	23,160	2,525	25,644	2,552
Other investments	0	0	0	0	0	0

	$42,712	$220	$549,977	$68,097	$592,689	$68,317

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

At June 30, 2024, 736 debt securities with estimated fair values totaling $593 million had unrealized losses aggregating $68.3 million. At December 31, 2023, 641 debt securities with estimated fair values totaling $549 million had unrealized losses aggregating $66.1 million. At June 30, 2024, unrealized losses aggregating $57.7 million were attributable to bonds issued or guaranteed by agencies of the U.S. Federal Government, while unrealized losses totaling $10.6 million were associated with bonds issued by state-based municipalities. For available for sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the debt security’s amortized cost basis is written down to fair value through income with the establishment of an allowance. For debt securities available for sale that do not meet the aforementioned criteria, we evaluate whether any decline in fair value is due to credit loss factors. In making this assessment, we consider any changes to the rating of the security by a rating agency and adverse conditions specifically related to the issuer of the security, among other factors.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.    SECURITIES (Continued)

The amortized cost and fair value of debt securities at June 30, 2024, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in 2024	$36,407	$35,906
Due in 2025 through 2029	347,975	320,540
Due in 2030 through 2034	257,961	225,847
Due in 2035 and beyond	38,930	38,136
Mortgage-backed securities	33,531	26,978
Other investments	500	500

Total available for sale securities	$715,304	$647,907

No securities were sold during the first six months of 2024 or the full-year 2023.

Securities issued by the State of Michigan and all its political subdivisions had combined amortized costs of $202 million and $203 million as of  June 30, 2024 and  December 31, 2023, respectively, with estimated market values of $193 million and $197 million at the respective dates. We had no securities issued by all other states and their political subdivisions as of June 30, 2024, and December 31, 2023. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligation securities that are pledged to secure repurchase agreements was $222 million and $230 million at June 30, 2024, and December 31, 2023, respectively.

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

Our loan portfolio segments as of both  June 30, 2024 and  December 31, 2023 were as follows:

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Our total loans at June 30, 2024 were $4.44 billion compared to $4.30 billion at December 31, 2023, an increase of $134 million, or 3.1%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at June 30, 2024 and  December 31, 2023, and the percentage change in loans from the end of 2023 to the end of the second quarter of 2024, are as follows:

					Percent
	June 30, 2024		December 31, 2023		Increase
(Dollars in thousands)	Balance	%	Balance	%	(Decrease)

Commercial:
Commercial and industrial	$1,275,745	28.8%	$1,254,586	29.2%	1.7%
Vacant land, land development, and residential construction	76,247	1.7	74,753	1.7	2.0
Real estate – owner occupied	732,844	16.5	717,667	16.7	2.1
Real estate – non-owner occupied	1,059,053	23.9	1,035,684	24.1	2.3
Real estate – multi-family and residential rental	389,390	8.8	332,609	7.7	17.1
Total commercial	3,533,279	79.7	3,415,299	79.4	3.5

Retail:
1-4 family mortgages	849,625	19.1	837,406	19.5	1.5
Other consumer loans	55,341	1.2	51,053	1.1	8.4
Total retail	904,966	20.3	888,459	20.6	1.9

Total loans	$4,438,245	100.0%	$4,303,758	100.0%	3.1%

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An age analysis of past due loans is as follows as of June 30, 2024:

							Recorded
			Greater				Balance
	30 – 59	60 – 89	Than 89				> 89
	Days	Days	Days	Total		Total	Days and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing

Commercial:
Commercial and industrial	$0	$115	$4,803	$4,918	$1,270,827	$1,275,745	$0
Vacant land, land development, and residential construction	0	0	0	0	76,247	76,247	0
Real estate – owner occupied	0	0	0	0	732,844	732,844	0
Real estate – non- owner occupied	0	0	0	0	1,059,053	1,059,053	0
Real estate – multi-family and residential rental	0	0	0	0	389,390	389,390	0
Total commercial	0	115	4,803	4,918	3,528,361	3,533,279	0

Retail:
1-4 family mortgages	702	519	123	1,344	848,281	849,625	0
Other consumer loans	108	18	0	126	55,215	55,341	0
Total retail	810	537	123	1,470	903,496	904,966	0

Total past due loans	$810	$652	$4,926	$6,388	$4,431,857	$4,438,245	$0

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Nonaccrual loans as of June 30, 2024 were as follows:

	Recorded
	Principal	Related
(Dollars in thousands)	Balance	Allowance
With no allowance recorded:
Commercial:
Commercial and industrial	$249	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	249	0

Retail:
1-4 family mortgages	1,389	0
Other consumer loans	0	0
Total retail	1,389	0

Total with no allowance recorded	$1,638	$0

With an allowance recorded:
Commercial:
Commercial and industrial	$6,591	$5,830
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	6,591	5,830

Retail:
1-4 family mortgages	794	210
Other consumer loans	106	106
Total retail	900	316

Total with an allowance recorded	$7,491	$6,146

Total nonaccrual loans:
Commercial	$6,840	$5,830
Retail	2,289	316
Total nonaccrual loans	$9,129	$6,146

Nonaccrual loans represent the entire balance of collateral dependent loans. As of June 30, 2024 and  December 31, 2023, all collateral dependent loans were secured by real estate, with the exception of those classified as commercial and industrial, which were secured by accounts receivable, inventory, and equipment. Interest income recognized on nonaccrual loans totaled $0.4 million and less than $0.1 million during the six months ended  June 30, 2024 and 2023, respectively, reflecting the collection of interest at the time of principal pay-off.

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Credit Quality Indicators. We utilize a comprehensive grading system for our commercial loans. All commercial loans are graded on a ten grade rating system. The rating system utilizes standardized grade paradigms that analyze several critical factors such as cash flow, operating performance, financial condition, collateral, industry condition and management. All commercial loans are graded at inception and reviewed and, if appropriate, re-graded at various intervals thereafter. The primary risk elements with respect to commercial loans are the financial condition of the borrower, sufficiency of collateral, and timeliness of scheduled payments. We have a policy of requesting and reviewing periodic financial statements from commercial loan customers and employ a disciplined and formalized review of the existence of collateral and its value. All commercial loans are graded using the following criteria:

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3 .   LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table reflects amortized cost basis of loans and year-to-date loan charge-offs as of  June 30, 2024 based on year of origination:

								Revolving	Grand
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Loans	Total
Commercial:
Commercial and Industrial:
Grades 1 – 4	$43,698	$90,915	$65,201	$77,081	$16,477	$10,412	$303,784	$404,668	$708,452
Grades 5 – 7	92,443	130,979	24,222	13,297	16,270	7,819	285,030	266,315	551,345
Grades 8 – 9	2,037	57	6,104	270	0	0	8,468	7,480	15,948
Total	$138,178	$221,951	$95,527	$90,648	$32,747	$18,231	$597,282	$678,463	$1,275,745
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$6	$6

Vacant Land, Land Development and Residential Construction:
Grades 1 – 4	$14,474	$9,656	$818	$593	$185	$257	$25,983	$0	$25,983
Grades 5 – 7	19,055	14,192	16,344	131	1	534	50,257	0	50,257
Grades 8 – 9	0	7	0	0	0	0	7	0	7
Total	$33,529	$23,855	$17,162	$724	$186	$791	$76,247	$0	$76,247
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Owner Occupied:
Grades 1 – 4	$46,569	$190,322	$106,598	$78,420	$40,171	$10,883	$472,963	$0	$472,963
Grades 5 – 7	46,889	89,336	59,326	24,475	18,467	7,423	245,916	13,564	259,480
Grades 8 – 9	0	0	365	0	36	0	401	0	401
Total	$93,458	$279,658	$166,289	$102,895	$58,674	$18,306	$719,280	$13,564	$732,844
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Non-Owner Occupied:
Grades 1 – 4	$45,856	$98,824	$80,072	$103,974	$93,341	$21,332	$443,399	$0	$443,399
Grades 5 – 7	131,366	185,976	90,646	87,715	90,308	19,979	605,990	0	605,990
Grades 8 – 9	9,664	0	0	0	0	0	9,664	0	9,664
Total	$186,886	$284,800	$170,718	$191,689	$183,649	$41,311	$1,059,053	$0	$1,059,053
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Multi-Family and Residential Rental:
Grades 1 – 4	$5,856	$45,763	$10,311	$64,188	$34,139	$6,279	$166,536	$0	$166,536
Grades 5 – 7	11,524	122,550	60,570	4,247	8,537	3,208	210,636	45	210,681
Grades 8 – 9	0	11,199	0	0	974	0	12,173	0	12,173
Total	$17,380	$179,512	$70,881	$68,435	$43,650	$9,487	$389,345	$45	$389,390
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Total Commercial	$469,431	$989,776	$520,577	$454,391	$318,906	$88,126	$2,841,207	$692,072	$3,533,279
Total Commercial year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$6	$6

Retail:
1-4 Family Mortgages:
Performing	$31,524	$142,900	$323,590	$220,541	$75,844	$53,043	$847,442	$0	$847,442
Nonperforming	0	101	886	265	0	931	2,183	0	2,183
Total	$31,524	$143,001	$324,476	$220,806	$75,844	$53,974	$849,625	$0	$849,625
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Other Consumer Loans:
Performing	$3,104	$3,972	$1,952	$1,067	$480	$713	$11,288	$43,947	$55,235
Nonperforming	106	0	0	0	0	0	106	0	106
Total	$3,210	$3,972	$1,952	$1,067	$480	$713	$11,394	$43,947	$55,341
Year-to-date gross write offs	$0	$1	$18	$8	$0	$5	$32	$3	$35
Total Retail	$34,734	$146,973	$326,428	$221,873	$76,324	$54,687	$861,019	$43,947	$904,966
Total Retail year-to-date gross write offs	$0	$1	$18	$8	$0	$5	$32	$3	$35

Total	$504,165	$1,136,749	$847,005	$676,264	$395,230	$142,813	$3,702,226	$736,019	$4,438,245
Total year-to-date gross write offs	$0	$1	$18	$8	$0	$5	$32	$9	$41

There were lines of credit with principal balances of $5.0 million that were converted to term loans during the first six months of 2024.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table reflects amortized cost basis of loans as of December 31, 2023 and loan charge-offs during the six months ended June 30, 2023 based on year of origination:

								Revolving	Grand
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Term Total	Loans	Total
Commercial:
Commercial and Industrial:
Grades 1 – 4	$103,531	$79,883	$90,107	$20,577	$5,978	$9,160	$309,236	$414,920	$724,156
Grades 5 – 7	174,668	57,979	20,075	18,361	7,450	119	278,652	227,155	505,807
Grades 8 – 9	3,671	2,122	277	0	0	0	6,070	18,553	24,623
Total	$281,870	$139,984	$110,459	$38,938	$13,428	$9,279	$593,958	$660,628	$1,254,586
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$218	$218

Vacant Land, Land Development and Residential Construction:
Grades 1 – 4	$24,875	$6,570	$1,108	$2,110	$0	$281	$34,944	$0	$34,944
Grades 5 – 7	17,799	21,244	138	2	40	496	39,719	0	39,719
Grades 8 – 9	9	0	0	0	0	81	90	0	90
Total	$42,683	$27,814	$1,246	$2,112	$40	$858	$74,753	$0	$74,753
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Owner Occupied:
Grades 1 – 4	$205,379	$110,130	$85,982	$47,630	$14,362	$2,908	$466,391	$1,948	$468,339
Grades 5 – 7	111,197	63,271	27,729	27,029	9,419	439	239,084	9,718	248,802
Grades 8 – 9	0	417	0	38	0	71	526	0	526
Total	$316,576	$173,818	$113,711	$74,697	$23,781	$3,418	$706,001	$11,666	$717,667
Year-to-date gross write offs	$0	$14	$0	$0	$0	$0	$14	$0	$14

Real Estate – Non-Owner Occupied:
Grades 1 – 4	$109,125	$84,912	$113,846	$102,279	$27,664	$13,193	$451,019	$0	$451,019
Grades 5 – 7	233,471	118,464	109,238	88,315	6,148	18,135	573,771	0	573,771
Grades 8 – 9	10,894	0	0	0	0	0	10,894	0	10,894
Total	$353,490	$203,376	$223,084	$190,594	$33,812	$31,328	$1,035,684	$0	$1,035,684
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Multi-Family and Residential Rental:
Grades 1 – 4	$36,038	$28,512	$64,244	$35,129	$4,883	$3,649	$172,455	$0	$172,455
Grades 5 – 7	72,916	55,964	4,816	9,372	2,699	2,136	147,903	0	147,903
Grades 8 – 9	11,250	0	0	1,001	0	0	12,251	0	12,251
Total	$120,204	$84,476	$69,060	$45,502	$7,582	$5,785	$332,609	$0	$332,609
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Total Commercial	$1,114,823	$629,468	$517,560	$351,843	$78,643	$50,668	$2,743,005	$672,294	$3,415,299
Total Commercial year-to-date gross write offs	$0	$14	$0	$0	$0	$0	$14	$218	$232

Retail:
1-4 Family Mortgages:
Performing	$133,823	$332,098	$231,842	$82,002	$10,515	$44,003	$834,283	$27	$834,310
Nonperforming	108	1,728	305	0	10	945	3,096	0	3,096
Total	$133,931	$333,826	$232,147	$82,002	$10,525	$44,948	$837,379	$27	$837,406
Year-to-date gross write offs	$0	$52	$0	$0	$0	$239	$291	$21	$312

Other Consumer Loans:
Performing	$5,138	$2,569	$1,664	$608	$651	$716	$11,346	$39,707	$51,053
Nonperforming	0	0	0	0	0	0	0	0	0
Total	$5,138	$2,569	$1,664	$608	$651	$716	$11,346	$39,707	$51,053
Year-to-date gross write offs	$0	$3	$0	$0	$0	$3	$6	$17	$23
Total Retail	$139,069	$336,395	$233,811	$82,610	$11,176	$45,664	$848,725	$39,734	$888,459
Total Retail year-to-date gross write offs	$0	$55	$0	$0	$0	$242	$297	$38	$335

Total	$1,253,892	$965,863	$751,371	$434,453	$89,819	$96,332	$3,591,730	$712,028	$4,303,758
Total year-to-date gross write offs	$0	$69	$0	$0	$0	$242	$311	$256	$567

There were lines of credit with principal balances of $6.4 million as of December 31, 2022 that were converted to term loans during 2023.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

We use a migration to loss methodology to determine historical loss rates for commercial loans given the comprehensive loan grading process employed by our bank for over two decades, while an open pool approach is best suited for retail loans given the smaller dollar size of the segments. A baseline loss rate is produced at each reporting date for each loan portfolio segment using bank-specific loan charge-off and recovery data over a defined historical look-back period. The look-back period represents the number of data periods that will be used to calculate a baseline loss rate for each loan portfolio segment. We determined that the look-back period commencing on January 1, 2011 through the current reporting date was reasonable and appropriate, which was used in the calculation of both the June 30, 2024 and  December 31, 2023 allowance for credit losses.

Our historical loss rate is then applied to future loan balances at the instrument level based on remaining contractual life adjusted for amortization, prepayment and default to develop a baseline lifetime loss. Our prepayment speed assumptions are developed at the loan segment level based upon the consideration of all relevant data which we believe could impact anticipated customer behavior, including changes in interest rates, economic conditions, and underlying property valuations. For the commercial portfolio segments, we assumed a 2.0% prepayment speed as of both June 30, 2024 and  December 31, 2023 as we deemed there to be no considerable changes from historical experience. For the retail 1-4 family mortgage and retail other consumer portfolios, we used a prepayment speed of 9.0% as of June 30, 2024 and  December 31, 2023.

During each reporting period, we also consider the need to adjust the historical loss rates as determined to reflect the extent to which we expect current conditions and reasonable and supportable economic forecasts to differ from the conditions that existed for the period over which the historical loss information was determined. These qualitative adjustments may increase or decrease our estimate of expected future credit losses. As of June 30, 2024 and  December 31, 2023, we used a one-year reasonable and supportable economic forecast period, with a six-month straight-line reversion period for all loan segments. The economic forecasts used for our June 30, 2024 allowance calculation reflected a $2.3 million allowance balance reduction. The forecasts used for our December 31, 2023 allowance calculation reflected a $2.0 million allowance balance reduction.

Individual loans exhibiting unique risk characteristics which differentiated the loans from other loans within the loan segments and were evaluated for expected credit losses on an individual basis totaled $10.9 million and $5.4 million as of June 30, 2024 and  December 31, 2023, respectively. Individual allowance allocations totaled $6.3 million and $0.4 million as of June 30, 2024 and  December 31, 2023, respectively.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Activity in the allowance for credit losses during the three and six months ended June 30, 2024 is as follows:

		Commercial
		vacant land,
		land			Commercial
		development	Commercial	Commercial	real estate –
	Commercial	and	real estate –	real estate –	multi-family		Other
(Dollars in	and	residential	owner	non-owner	and	1-4 family	consumer
thousands)	industrial	construction	occupied	occupied	residential rental	mortgages	loans	Unallocated	Total

Balance at 3-31-24	$9,178	$387	$7,092	$10,141	$3,420	$18,580	$2,825	$15	$51,638
Provision for credit losses	4,010	4	(4)	108	165	(93)	(684)	(6)	3,500
Charge-offs	0	0	0	0	0	0	(26)	0	(26)
Recoveries	27	2	102	0	4	26	135	0	296
Ending balance	$13,215	$393	$7,190	$10,249	$3,589	$18,513	$2,250	$9	$55,408

Balance at 12-31-23	$7,441	$384	$7,186	$9,852	$3,184	$18,986	$2,881	$0	$49,914
Provision for credit losses	5,476	6	(155)	397	397	(569)	(761)	9	4,800
Charge-offs	(6)	0	0	0	0	0	(35)	0	(41)
Recoveries	304	3	159	0	8	96	165	0	735
Ending balance	$13,215	$393	$7,190	$10,249	$3,589	$18,513	$2,250	$9	$55,408

Activity in the allowance for credit losses during the three and six months ended June 30, 2023 is as follows:

		Commercial
		vacant land,
		land			Commercial
		development	Commercial	Commercial	real estate –
	Commercial	and	real estate –	real estate –	multi-family		Other
(Dollars in	and	residential	owner	non-owner	and	1-4 family	consumer
thousands)	industrial	construction	occupied	occupied	residential rental	mortgages	loans	Unallocated	Total

Balance at 3-31-23	$10,181	$510	$5,711	$9,168	$2,427	$14,648	$156	$76	$42,877
Provision for credit losses	(3,616)	(217)	105	(479)	1,268	4,973	21	(55)	2,000
Charge-offs	(182)	0	0	0	0	(270)	(9)	0	(461)
Recoveries	89	11	22	0	5	147	31	0	305
Ending balance	$6,472	$304	$5,838	$8,689	$3,700	$19,498	$199	$21	$44,721

Balance at 12-31-22	$10,203	$490	$5,914	$9,242	$2,191	$14,027	$160	$19	$42,246
Provision for credit losses	(3,623)	(198)	(132)	(553)	1,497	5,591	16	2	2,600
Charge-offs	(218)	0	(14)	0	0	(312)	(23)	0	(567)
Recoveries	110	12	70	0	12	192	46	0	442
Ending balance	$6,472	$304	$5,838	$8,689	$3,700	$19,498	$199	$21	$44,721

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents the period-end amortized cost basis of modifications to borrowers experiencing financial difficulty by type of modification made during the three months ended June 30, 2024:

	Interest Rate		Principal
(Dollars in thousands)	Reduction	Term Extension	Forgiveness
Commercial:
Commercial and industrial	$0	$1,818	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	$0	$1,818	$0

Retail:
1-4 family mortgages	0	0	0
Other consumer loans	0	0	0
Total retail	$0	$0	$0

Total loans	$0	$1,818	$0

The following table presents the period-end amortized cost basis of modifications to borrowers experiencing financial difficulty by type of modification made during the six months ended June 30, 2024:

	Interest Rate		Principal
(Dollars in thousands)	Reduction	Term Extension	Forgiveness
Commercial:
Commercial and industrial	$0	$2,318	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	$0	$2,318	$0

Retail:
1-4 family mortgages	0	0	0
Other consumer loans	0	0	0
Total retail	$0	$0	$0

Total loans	$0	$2,318	$0

Loans listed under Term Extension were generally granted a series of short-term maturity extensions as part of the workout process and associated forbearance agreements.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

There were no loans modified to borrowers experiencing financial difficulty during the first three months of 2023. The following table presents the period-end amortized cost basis of modifications to borrowers experiencing financial difficulty by type of modification made during the three and six months ended June 30, 2023:

	Interest Rate		Principal
(Dollars in thousands)	Reduction	Term Extension	Forgiveness
Commercial:
Commercial and industrial	$0	$10,520	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	207	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	$0	$10,727	$0

Retail:
1-4 family mortgages	0	0	0
Other consumer loans	0	0	0
Total retail	$0	$0	$0

Total loans	$0	$10,727	$0

The following table presents the amortized cost basis of loans that have been modified in the past twelve months to borrowers experiencing financial difficulty by payment status and loan segment as of June 30, 2024:

		30 – 89 Days	90 + Days
(Dollars in thousands)	Current	Past Due	Past Due	Total
Commercial:
Commercial and industrial	$4,818	$0	$0	$4,818
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	0	0	0	0
Real estate – non-owner occupied	9,664	0	0	9,664
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	$14,482	$0	$0	$14,482

Retail:
1-4 family mortgages	0	0	0	0
Other consumer loans	0	0	0	0
Total retail	$0	$0	$0	$0

Total loans	$14,482	$0	$0	$14,482

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	June 30,	December 31,
(Dollars in thousands)	2024	2023

Land and improvements	$12,782	$12,782
Buildings	58,388	56,778
Furniture and equipment	25,790	25,157
	96,960	94,717
Less: accumulated depreciation	46,802	43,789

Premises and equipment, net	$50,158	$50,928

Depreciation expense totaled $1.5 million and $1.4 million during the second quarters of 2024 and 2023, respectively.

We enter into facility leases in the normal course of business. As of June 30, 2024, we were under lease contracts for ten of our banking facilities. The leases have maturity dates ranging from February, 2025 through May, 2048, with a weighted average life of 9.2 years as of June 30, 2024. All of our leases have multiple three- to five-year extensions; however, these were not factored in the lease maturities and weighted average lease term as it was not reasonably certain we would exercise the options on the dates we entered into the lease agreements.

Leases are classified as either operating or finance leases at the lease commencement date, with all of our current leases determined to be operating leases. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term, while lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date at the estimated present value of lease payments over the lease term. We use our incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments. The weighted average discount rate for leases was 6.5% as of June 30, 2024.

The right-of-use assets, included in premises and equipment, net on our Consolidated Balance Sheets, and the lease liabilities, included in other liabilities on our Consolidated Balance Sheets, totaled $4.9 million and $3.7 million as of June 30, 2024, and December 31, 2023, respectively. As permitted by applicable accounting standards, we have elected not to recognize short-term leases with original terms of twelve months or less on our Consolidated Balance Sheets. Total operating lease expense associated with the leases aggregated $0.4 million during the second quarter of 2024 and $0.5 million during the second quarter 2023.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    PREMISES AND EQUIPMENT, NET (Continued)

Future lease payments were as follows as of June 30, 2024:

(Dollars in thousands)
2024	$605
2025	1,124
2026	1,068
2027	999
2028	822
Thereafter	1,647
Total undiscounted lease payments	6,265
Less effect of discounting	(1,343)
Present value of future lease payments (lease liability)	$4,922

5.    DEPOSITS

Our total deposits at June 30, 2024 totaled $4.15 billion, an increase of $246 million, or 6.3%, from December 31, 2023. The components of our outstanding balances at June 30, 2024 and  December 31, 2023, and percentage change in deposits from the end of 2023 to the end of the second quarter of 2024, are as follows:

					Percent
	June 30, 2024		December 31, 2023		Increase
(Dollars in thousands)	Balance	%	Balance	%	(Decrease)

Noninterest-bearing checking	$1,119,888	27.0%	$1,247,640	32.1%	(10.2)%
Interest-bearing checking	641,923	15.5	635,790	16.3	1.0
Money market	1,268,759	30.6	957,434	24.5	32.5
Savings	246,614	5.9	262,566	6.7	(6.1)
Time, under $100,000	198,147	4.8	175,741	4.5	12.7
Time, $100,000 and over	518,090	12.5	453,366	11.6	14.3
Total local deposits	3,993,421	96.3	3,732,537	95.7	7.0

Out-of-area time, $100,000 and over	153,153	3.7	168,381	4.3	(9.0)

Total deposits	$4,146,574	100.0%	$3,900,918	100.0%	6.3%

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements is as follows:

	Six Months Ended	Twelve Months Ended
(Dollars in thousands)	June 30, 2024	December 31, 2023

Outstanding balance at end of period	$221,898	$229,734
Average interest rate at end of period	3.43%	3.17%

Average daily balance during the period	$221,103	$204,334
Average interest rate during the period	3.09%	1.33%

Maximum daily balance during the period	$258,253	$269,324

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

7.    FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES

FHLBI bullet advances totaled $400 million at June 30, 2024, and were scheduled to mature at varying dates from July 2024 through January 2029, with fixed rates of interest from 0.69% to 4.54% and averaging 3.03%. FHLBI bullet advances totaled $440 million at December 31, 2023, and were scheduled to mature at varying dates from January 2024 through December 2028, with fixed rates of interest from 0.55% to 5.05% and averaging 2.93%.

Maturities of FHLBI bullet advances as of June 30, 2024 were as follows:

(Dollars in thousands)
2024	$40,000
2025	80,000
2026	80,000
2027	100,000
2028	90,000
Thereafter	10,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES (Continued)

FHLBI amortizing advances totaled $27.1 million as of June 30, 2024, with an average rate of 2.52% and with final maturities in 2042. FHLBI amortizing advances totaled $27.9 million as of December 31, 2023, with an average rate of 2.52% and with final maturities in 2042. FHLBI amortizing advances are obtained periodically to assist in managing interest rate risk associated with certain longer-term fixed rate commercial loans, with annual principal payments that closely align with the scheduled amortization of the underlying commercial loans.

Scheduled principal payments on FHLBI amortizing advances as of  June 30, 2024 were as follows:

(Dollars in thousands)
2024	$0
2025	826
2026	862
2027	899
2028	938
Thereafter	23,558

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank under a blanket lien arrangement. Our borrowing line of credit as of  June 30, 2024 totaled $1.01 billion, with remaining availability based on collateral of $576 million.

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.    COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

For commercial lines of credit, retail lines of credit and credit card average outstanding balances, we determined allowance requirements by calculating the difference between the average percent outstanding of the funded commitments over the past several years to actual percent outstanding at the end of the period and applying the respective expected loss allocation factors to the difference as this difference represents the average of unfunded commitments we expect to eventually be drawn upon. For commitments to make loans, we determine an allowance by applying the expected loss allocation factor to the amount expected to be funded. The calculated allowance aggregated $0.7 million and $1.3 million as of June 30, 2024 and December 31, 2023, respectively. We do not reserve for residential mortgage construction loans, as the loans are for one year or less and draws are governed by the receipt and satisfactory review of contractor and subcontractor sworn statements, lien waivers and title insurance company endorsements. Letters of credit are rarely drawn.

At June 30, 2024, and December 31, 2023, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at June 30, 2024 and  December 31, 2023 is as follows:

	June 30,	December 31,
(Dollars in thousands)	2024	2023

Commercial unused lines of credit	$1,504,628	$1,557,429
Unused lines of credit secured by 1–4 family residential properties	77,957	74,120
Credit card unused lines of credit	157,426	142,096
Other consumer unused lines of credit	40,822	50,063
Commitments to make loans	255,382	270,403
Standby letters of credit	19,937	19,393
	$2,056,152	$2,113,504

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.    DERIVATIVES AND HEDGING ACTIVITIES (Continued)

The fair values of derivative instruments as of June 30, 2024, are reflected in the following table.

		Balance Sheet
(Dollars in thousands)	Notional Amount	Location	Fair Value

Derivative Assets
Interest rate swaps	$822,106	Other Assets	$30,164

Derivative Liabilities
Interest rate swaps	820,536	Other Liabilities	30,520

The effect of interest rate swaps that are not designated as hedging instruments resulted in income of $0.1 million during the first six months of 2024 that was recorded in other noninterest expense on our Consolidated Statements of Income. We have master netting arrangements with our correspondent banks that allow us to net receivables and payables. The netting agreement also allows us to net related cash collateral received and transferred up to the fair value exposure amount. We have elected to not offset these transactions on the Consolidated Balance Sheets. The netting of derivative instruments as of  June 30, 2024 is presented in the following table.

		Gross Amounts Not Offset on the Consolidated Balance Sheet
(Dollars in thousands)	Net Amounts Recognized	Financial Instruments	Cash Collateral Received or Posted	Net Amount

Derivative Assets
Interest rate swaps	$30,164	$2,867	$21,810	$5,487

Derivative Liabilities
Interest rate swaps	30,520	2,867	1,750	25,903

The fair values of derivative instruments as of December 31, 2023, are reflected in the following table.

		Balance Sheet
(Dollars in thousands)	Notional Amount	Location	Fair Value

Derivative Assets
Interest rate swaps	$676,526	Other Assets	$27,505

Derivative Liabilities
Interest rate swaps	674,499	Other Liabilities	27,964

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.    DERIVATIVES AND HEDGING ACTIVITIES (Continued)

The effect of interest rate swaps that are not designated as hedging instruments resulted in expense of $0.1 million during the six months ended June 30, 2023 that was recorded in other noninterest expense on our Consolidated Statements of Income. The netting of derivative instruments as of  December 31, 2023 is presented in the following table.

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows as of June 30, 2024 and December 31, 2023:

	Level in	June 30, 2024		December 31, 2023
	Fair
	Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy	Values	Values	Values	Values
Financial assets:
Cash and cash equivalents	Level 1	$197,629	$197,629	$130,533	$130,533
Securities available for sale	(1)	647,907	647,907	617,092	617,092
FHLBI stock	(2)	21,513	21,513	21,513	21,513
Loans, net	Level 3	4,382,837	4,346,871	4,253,844	4,191,644
Mortgage loans held for sale	Level 2	22,126	22,466	18,607	19,027
Accrued interest receivable	Level 2	20,975	20,975	19,806	19,806
Interest rate swaps	Level 2	30,164	30,164	27,505	27,505

Financial liabilities:
Deposits	Level 2	4,146,574	4,030,366	3,900,918	3,814,778
Securities sold under agreements to repurchase	Level 2	221,898	221,898	229,734	229,734
FHLBI advances	Level 2	427,083	410,487	467,910	454,857
Subordinated debentures	Level 2	49,987	49,994	49,644	49,653
Subordinated notes	Level 2	89,143	79,064	88,971	77,218
Accrued interest payable	Level 2	10,705	10,705	9,012	9,012
Interest rate swaps	Level 2	30,520	30,520	27,964	27,964

(1)	See Note 11 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.
(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions; therefore, fair value is estimated at carrying amount.

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

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency debt obligations, mortgage-backed securities issued or guaranteed by U.S. Government agencies, and municipal general obligation and revenue bonds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information that becomes known to us necessitates an impairment. There was no such impairment as of June 30, 2024, or December 31, 2023. We have no Level 1 securities available for sale.

Derivatives. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves. Insignificant unobservable inputs, such as borrower credit spreads, are also utilized.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.  FAIR VALUES (Continued)

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of June 30, 2024 and December 31, 2023, we determined the fair value of our mortgage loans held for sale to be $22.5 million and $19.0 million, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of  June 30, 2024 are as follows:

		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$427,882	$0	$427,882	$0
Mortgage-backed securities	26,978	0	26,978	0
Municipal general obligation bonds	164,306	0	163,861	445
Municipal revenue bonds	28,241	0	28,241	0
Other investments	500	0	500	0
Interest rate swaps	30,164	0	30,164	0
Total assets	$678,071	$0	$677,626	$445

Interest rate swaps	30,520	0	30,520	0
Total liabilities	$30,520	$0	$30,520	$0

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.  FAIR VALUES (Continued)

There were no sales, purchases or transfers in or out of Level 3 during the six months ended June 30, 2024. The $0.1 million reduction in Level 3 municipal general obligation bonds during the six months ended June 30, 2024 reflects the scheduled maturities of such bonds.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2024 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Collateral dependent loans	$1,345	$0	$0	$1,345
Foreclosed assets	0	0	0	0
Total	$1,345	$0	$0	$1,345

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. As of June 30, 2024 and December 31, 2023, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since June 30, 2024, that we believe have changed our bank’s categorization.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.  REGULATORY MATTERS (Continued)

Our actual capital levels and the minimum levels required to be categorized as adequately and well capitalized were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Total capital (to risk weighted assets)
Consolidated	$748,097	14.1%	$424,553	8.0%	$ NA	NA%
Bank	730,638	13.9	421,594	8.0	526,992	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	602,835	11.4	318,415	6.0	NA	NA
Bank	674,519	12.8	316,196	6.0	421,594	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	554,922	10.5	238,812	4.5	NA	NA
Bank	674,519	12.8	237,147	4.5	342,545	6.5
Tier 1 capital (to average assets)
Consolidated	602,835	10.9	222,193	4.0	NA	NA
Bank	674,519	12.2	220,842	4.0	276,053	5.0

December 31, 2023
Total capital (to risk weighted assets)
Consolidated	$710,905	13.7%	$415,841	8.0%	$ NA	NA%
Bank	694,431	13.4	414,019	8.0	517,524	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	570,730	11.0	311,881	6.0	NA	NA
Bank	643,227	12.4	310,514	6.0	414,019	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	523,160	10.1	233,911	4.5	NA	NA
Bank	643,227	12.4	232,886	4.5	336,391	6.5
Tier 1 capital (to average assets)
Consolidated	570,730	10.8	210,527	4.0	NA	NA
Bank	643,227	12.2	210,427	4.0	263,034	5.0

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.  REGULATORY MATTERS (Continued)

Our consolidated capital levels as of June 30, 2024 and December 31, 2023 include $47.9 million and $47.6 million, respectively, of trust preferred securities. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of June 30, 2024 and December 31, 2023, all $47.9 million and $47.6 million, respectively, of the trust preferred securities were included in our consolidated Tier 1 capital.

Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of June 30, 2024, our bank meets all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 11, 2024, our Board of Directors declared a cash dividend on our common stock in the amount of $0.35 per share that was paid on March 13, 2024 to shareholders of record as of March 1, 2024. On April 11, 2024, our Board of Directors declared a cash dividend on our common stock in the amount of $0.35 per share that was paid on June 19, 2024, to shareholders of record as of June 7, 2024.

As of June 30, 2024, we had the ability to repurchase up to $6.8 million in common stock shares from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations as part of a $20.0 million common stock repurchase program announced in May 2021. No shares were repurchased during the first six months of 2024. Historically, stock repurchases have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank. The actual timing, number and value of shares repurchased will be determined by us in our discretion and will depend on a number of factors, including the stock price, capital position, financial performance, general market and economic conditions, alternative uses of capital and applicable legal requirements.

13.  SUBSEQUENT EVENTS

On July 11, 2024, our Board of Directors declared a cash dividend on our common stock in the amount of $0.36 per share that will be paid on September 18, 2024, to shareholders of record as of September 6, 2024.

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

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Community Partners, LLC ("MCP") and Mercantile Bank (“our bank”) and its subsidiaries, including Mercantile Insurance Center, Inc. at June 30, 2024 and December 31, 2023 and the results of operations for the six months ended June 30, 2024 and June 30, 2023. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

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

MERCANTILE BANK CORPORATION

Financial Overview

We reported net income of $18.8 million, or $1.17 per diluted share, for the second quarter of 2024, compared with net income of $20.4 million, or $1.27 per diluted share, during the second quarter of 2023.  Net income during the first six months of 2024 totaled $40.3 million, or $2.50 per diluted share, compared to $41.3 million, or $2.58 per diluted share, during the first six months of 2023.

While noninterest income increased during both periods, net income was negatively impacted by higher provisions for credit losses and increased noninterest expenses.  Net interest income levels were relatively similar in both comparable periods.

Commercial loans increased $118 million during the first six months of 2024, providing for an annualized growth rate of about 7%.  Multi-family and residential rental property loans increased $56.8 million, in large part reflecting draws on multi-family construction loans, while non-owner occupied commercial real estate (“CRE”) loans grew $23.4 million, and commercial and industrial loans increased $21.2 million.  As a percent of total commercial loans, commercial and industrial loans and owner occupied CRE loans combined equaled 56.8% as of June 30, 2024, compared to 57.7% at December 31, 2023.  The commercial loan pipeline remains strong, and as of June 30, 2024, we had $320 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase.

Residential mortgage loans increased $12.2 million during the first six months of 2024, representing an annualized growth rate of about 3%.  Residential mortgage loan originations totaled $203 million during the first six months of 2024, of which almost 75% were originated with the intent to sell.

The overall quality of our loan portfolio remains strong, with nonperforming loans equaling 0.21% of total loans as of June 30, 2024.  Accruing loans past due 30 to 89 days remain very low, and we had no foreclosed properties at quarter end.  Gross loan charge-offs totaled less than $0.1 million during the first six months of 2024, while recoveries of prior period loan charge-offs aggregated $0.7 million.

We recorded a provision expense of $3.5 million and $4.8 million during the second quarter and first six months of 2024, respectively.  The second quarter 2024 provision expense primarily reflects a specific allocation associated with a nonperforming nonreal-estate-related commercial loan relationship and allocations necessitated by net loan growth, which were partially mitigated by lower baseline reserve allocations stemming from ongoing low levels of loan charge-offs.  The first six months’ provision expense also includes a specific allocation recorded during the first quarter of 2024 for a different nonperforming nonreal-estate-related commercial loan relationship.

MERCANTILE BANK CORPORATION

Interest-earning deposits, a vast majority of which is comprised of funds on deposit with the Federal Reserve Bank of Chicago, averaged $166 million during the first six months of 2024, compared to $48.1 million during the first six months of 2023.  The higher average balance primarily reflects an increase in deposits and our desire to maintain higher levels of on balance sheet liquidity.

Total deposits increased $246 million during the first six months of 2024, providing for an annualized growth rate of about 13%.  Growth in money market deposit accounts and local time deposits more than offset a reduction in business noninterest-bearing checking accounts reflecting the customary level of customers’ tax and bonus payments and partnership distributions during the early part of each first quarter.  Federal Home Loan Bank of Indianapolis (“FHLBI”) advances declined $40.8 million during the first six months of 2024.  Wholesale funds, comprised of out-of-area deposits and FHLBI advances, totaled $580 million, or about 12% of total funds, as of June 30, 2024.

Net interest income declined $0.5 million and $1.5 million during the second quarter and first six months of 2024, respectively, compared to the same prior-year time periods, reflecting the net impact of $13.0 million and $29.2 million increases in interest income and $13.5 million and $30.7 million increases in interest expense, during the respective periods.  Our net interest margin declined 42 basis points and 48 basis points during the second quarter and first six months of 2024, respectively, compared to the same prior-year time periods.  Although our yield on earning assets increased 46 basis points and 58 basis points, respectively, during those time periods, our cost of funds was up 88 basis points and 106 basis points, respectively.  While we experienced rapid growth in our earning asset yield during the period of March of 2022 through July of 2023 when the Federal Open Market Committee (“FOMC”) raised the targeted federal funds rate by 525 basis points, meaningful increases in our cost of funds did not begin to materialize until the latter part of 2022 when competition for deposit balances increased deposit rates, and depositors began to move funds from no- and lower-costing deposit types to higher-costing deposit products.  Our net interest margin peaked during the latter part of 2022 and early stages of 2023.

Noninterest income totaled $9.7 million and $20.5 million during the second quarter and first six months of 2024, respectively, compared to $7.6 million and $14.6 million during the second quarter and first six months of 2023, respectively.  The higher level of noninterest income during both time periods primarily stemmed from increases in service charges on deposit accounts, primarily reflecting growth in treasury management fees, and mortgage banking income.  Growth in interest rate swap income benefited noninterest income during both time periods, while revenue associated with a private equity investment positively impacted noninterest income during the first six months of 2024. Benefit claims on bank owned life insurance policies were recorded during the first quarter of 2024.

Noninterest expense totaled $29.7 million and $59.7 million during the second quarter and first six months of 2024, respectively, compared to $27.8 million and $56.4 million during the second quarter and first six months of 2023, respectively.  The higher level of noninterest expense primarily resulted from increased compensation and benefit costs along with higher data processing expenses.  Contributions to The Mercantile Bank Foundation ("Foundation") totaled $0.7 million during the first six months of 2024.

MERCANTILE BANK CORPORATION

Financial Condition

Our total assets increased $249 million during the first six months of 2024, and totaled $5.60 billion as of June 30, 2024.  Total loans increased $134 million, interest-earning deposits were up $75.6 million and securities available for sale grew $30.8 million.  Total deposits increased $246 million, while FHLBI advances decreased $40.8 million during the first six months of 2024.

Commercial loans increased $118 million during the first six months of 2024, providing for an annualized growth rate of about 7%.  Multi-family and residential rental property loans increased $56.8 million, in large part reflecting draws on multi-family construction loans, while non-owner occupied CRE loans grew $23.4 million, and commercial and industrial loans increased $21.2 million.  As a percent of total commercial loans, commercial and industrial loans and owner occupied CRE loans combined equaled 56.8% as of June 30, 2024, compared to 57.7% at December 31, 2023.  Commercial loans totaled $3.53 billion, or 79.6% of total loans, as of June 30, 2024, compared to $3.42 billion, or 79.4% of total loans, as of December 31, 2023.

As of June 30, 2024, we had $320 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase, which we expect to be drawn over the next 12 to 18 months.  Our current pipeline reports indicate continued strong commercial loan funding opportunities in future periods, including approximately $255 million in new lending commitments, a majority of which we expect to be accepted and funded over the next 12 to 18 months.  Our commercial bankers also report ongoing additional opportunities they are currently discussing with existing and potentially new borrowers.  We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship, as well as concentration limits we have established within our commercial loan portfolio.  Usage of existing commercial lines of credit averaged about 40% during the first six months of 2024, unchanged from the average during all of 2023.

Residential mortgage loans increased $12.2 million during the first six months of 2024, representing an annualized growth rate of about 3%.  Residential mortgage loan originations totaled $203 million during the first six months of 2024, of which almost 75% were originated with the intent to sell.  Residential mortgage loan originations totaled $190 million during the first six months of 2023, of which about 40% were originated with the intent to sell.  In mid-2023, we altered our residential mortgage loan pricing strategy to encourage borrowers to select fixed rate residential mortgage loan products that we could sell rather than selecting adjustable rate residential mortgage loan products that we had to fund on our balance sheet.  The strategy not only provided for less residential mortgage loans being funded on our balance sheet, but also resulted in higher mortgage banking income.

Other consumer-related loans totaled $55.3 million, or 1.2% of total loans, at June 30, 2024, compared to $51.1 million, or 1.1% of total loans, as of December 31, 2023.  We expect this loan portfolio segment to remain relatively stable in dollar amount but decline as a percentage of total loans in future periods as the commercial loan segment grows.

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

Nonperforming loans totaled $9.1 million, or 0.2% of total loans, as of June 30, 2024, compared to $3.4 million, or 0.1% of total loans, as of December 31, 2023.  Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest and foreclosed properties, totaled $9.1 million (0.2% of total assets) as of June 30, 2024, compared to $3.6 million (0.1% of total assets) as of December 31, 2023.  The volume of nonperforming assets has remained under 0.3% of total assets since year-end 2015.  Given the low levels of nonperforming loans and accruing loans 30 to 89 days delinquent, combined with what we believe are strong credit administration practices, we are pleased with the overall quality of the loan portfolio.

During the first six months of 2024, loan charge-offs totaled less than $0.1 million, while recoveries of prior period loan charge-offs equaled $0.7 million.  We continue our collection efforts on charged-off loans and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

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

MERCANTILE BANK CORPORATION

The allowance equaled $55.4 million, or 1.25% of total loans and 607% of nonperforming loans, as of June 30, 2024.  As of June 30, 2024, the allowance was comprised of $49.1 million in general reserves relating to performing loans and $6.3 million in specific reserves on other loans, primarily nonperforming loans.  Loans with an aggregate carrying value of $0.3 million as of June 30, 2024 had been subject to previous partial charge-offs aggregating $0.3 million over the past several years.  As of June 30, 2024, there were no specific reserves allocated to loans that had been subject to a previous partial charge-off.

Although we believe the allowance is adequate to absorb loan losses in our loan portfolio as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

The following table reflects the composition of our allowance for credit losses, nonaccrual loans, and net charge-offs as of and for the six months ended June 30, 2024.

(Dollars in thousands)	Allowance for Credit Losses	Total Loans	Allowance for Credit Losses to Total Loans	Nonaccrual Loans	Nonaccrual Loans to Total Loans	Allowance for Credit Losses to Nonaccrual Loans	Net Charge-Offs	Annualized Net Charge-Offs to Average Loans

Commercial:
Commercial and industrial	$13,215	$1,275,745	1.04%	$6,840	0.54%	193.20%	$(298)	(0.05)%
Vacant land, land development and residential construction	393	76,247	0.52	0	0	NA	(3)	(0.01)
Real estate – owner occupied	7,190	732,844	0.98	0	0	NA	(159)	(0.04)
Real estate – non-owner occupied	10,249	1,059,053	0.97	0	0	NA	0	0.00
Real estate – multi-family and residential rental	3,589	389,390	0.92	0	0	NA	(8)	(0.00)
Total commercial	34,636	3,533,279	0.98	6,840	0.19	506.37	(468)	(0.03)

Retail:
1-4 family mortgages	18,513	849,625	2.18	2,183	0.26	848.05	(96)	(0.02)
Other consumer	2,250	55,341	4.07	106	0.19	NA	(130)	(0.49)
Total retail	20,763	904,966	2.29	2,289	0.25	907.08	(226)	(0.05)

Unallocated	9	0	0	0	0	0	0	0.00
Total	$55,408	$4,438,245	1.25%	$9,129	0.21%	606.94%	$(694)	(0.03)%

MERCANTILE BANK CORPORATION

Securities available for sale increased $30.8 million during the first six months of 2024, totaling $648 million as of June 30, 2024.  Purchases of U.S. Government agency bonds during the first six months of 2024 aggregated $46.0 million, while proceeds from maturities totaled $10.0 million.  There were no purchases of U.S. Government agency guaranteed mortgage-backed securities during the first six months of 2024, while proceeds from principal paydowns aggregated $1.6 million.  Purchases of municipal bonds totaled $11.6 million during the first six months of 2024, while proceeds from matured municipal bonds aggregated $11.6 million.  At June 30, 2024, the portfolio was primarily comprised of U.S. Government agency bonds (66%), municipal bonds (30%) and U.S. Government agency guaranteed mortgage-backed securities (4%).  All of our securities are currently designated as available for sale, and are therefore stated at fair value.  The fair value of securities designated as available for sale at June 30, 2024 totaled $648 million, including a net unrealized loss of $67.4 million.  The net unrealized loss equaled $63.9 million as of December 31, 2023.  After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that the unrealized losses were due to changing interest rate environments.   We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations.  In addition, the securities portfolio serves a primary interest rate risk management function.  We expect any upcoming purchases to generally consist of U.S. Government agency bonds and municipal bonds, with the securities portfolio maintained at about 12% to 15% of total assets.

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

FHLBI stock totaled $21.5 million as of June 30, 2024, unchanged from December 31, 2023.  Our investment in FHLBI stock is necessary to engage in the FHLBI’s advance and other financing programs.  We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

Interest-earning deposits, a vast majority of which is comprised of funds on deposit with the Federal Reserve Bank of Chicago, averaged $166 million during the first six months of 2024, compared to $48.1 million during the first six months of 2023.  The higher average balance primarily reflects an increase in deposits and our desire to maintain higher levels of on balance sheet liquidity.  Historically, we have maintained interest-earning deposits at approximately $75.0 million.

Net premises and equipment equaled $50.2 million at June 30, 2024, compared to $50.9 million as of December 31, 2023.  Depreciation expense totaled $3.1 million during the first six months of 2024, while investments associated with renovations of existing facilities totaled $2.4 million.

MERCANTILE BANK CORPORATION

Total deposits increased $246 million during the first six months of 2024, providing for an annualized growth rate of about 13%.  Growth in money market deposit accounts and local time deposits more than offset a reduction in business noninterest-bearing checking accounts reflecting the customary level of customers’ tax and bonus payments and partnership distributions during the early part of each first quarter.  Wholesale funds, comprised of out-of-area deposits and FHLBI advances, totaled $580 million, or about 12% of total funds, as of June 30, 2024, compared to $636 million, or about 14% of total funds, as of December 31, 2023.

Noninterest-bearing deposits decreased $128 million during the first six months of 2024, in large part reflecting the aforementioned customary level of customers’ tax and bonus payments and partnership distributions in early 2024.  Interest-bearing checking accounts increased $6.1 million, and savings deposits were down $16.0 million.  Money market deposit accounts increased $311 million, and time deposits were up $71.9 million, primarily reflecting growth in deposits from existing customers and initial deposits from new customers.

Uninsured deposits totaled approximately $2.0 billion, or 49% of total deposits, as of June 30, 2024, compared to approximately $1.9 billion, or 48% of total deposits, as of December 31, 2023.  The uninsured amounts are estimates based on the methodologies and assumptions we use for regulatory reporting requirements.

Securities sold under agreements to repurchase (“sweep accounts”) decreased $7.8 million during the first six months of 2024, totaling $222 million as of June 30, 2024.  The aggregate balance of sweep accounts is subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances that many of the customers maintain.  The average balance of sweep accounts equaled $221 million during the first six months of 2024, with a high balance of $258 million and a low balance of $166 million.  Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into overnight interest-bearing repurchase agreements.  Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings.  All of our repurchase agreements are accounted for as secured borrowings.

FHLBI advances decreased $40.8 million during the first six months of 2024, totaling $427 million as of June 30, 2024.  Bullet advances aggregating $10.0 million were obtained during the first six months of 2024, while bullet advance maturities aggregated $50.0 million.  Payments on amortizing FHLBI advances totaled $0.8 million. Bullet FHLBI advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk, while amortizing FHLBI advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amount and amortization structure of the underlying advances reflective of the associated commercial loans.  FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement.  Our borrowing line of credit as of June 30, 2024 totaled $1.01 billion, with remaining availability based on collateral equaling $576 million.

Shareholders’ equity increased $29.0 million during the first six months of 2024, equaling $551 million at June 30, 2024.  Positively impacting shareholders’ equity during the first six months of 2024 was net income of $40.3 million, which was partially offset by the payment of cash dividends totaling $11.1 million.  Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by $2.5 million.  A $2.8 million after-tax decrease in the market value of our available for sale securities portfolio, reflecting an increase in market interest rates, negatively impacted shareholders’ equity during the first six months of 2024.

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

To assist in providing needed funds and managing interest rate risk, we periodically obtain monies from wholesale funding sources.  Wholesale funds, comprised of out-of-area deposits and FHLBI advances, totaled $580 million, or about 12% of total funds, as of June 30, 2024, compared to $636 million, or about 14% of total funds, as of December 31, 2023.

Sweep accounts decreased $7.8 million during the first six months of 2024, totaling $222 million as of June 30, 2024.  The aggregate balance of sweep accounts is subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances that many of the customers maintain.  The average balance of sweep accounts equaled $221 million during the first six months of 2024, with a high balance of $258 million and a low balance of $166 million.  Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into overnight interest-bearing repurchase agreements.  Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings.  All of our repurchase agreements are accounted for as secured borrowings.

Information regarding our repurchase agreements as of June 30, 2024 and during the first six months of 2024 is as follows:

(Dollars in thousands)
Outstanding balance at June 30, 2024	$221,898
Weighted average interest rate at June 30, 2024	3.43%
Maximum daily balance six months ended June 30, 2024	$258,253
Average daily balance for six months ended June 30, 2024	$221,103
Weighted average interest rate for six months ended June 30, 2024	3.09%

FHLBI advances decreased $40.8 million during the first six months of 2024, totaling $427 million as of June 30, 2024.  Bullet advances aggregating $10.0 million were obtained during the first six months of 2024, while bullet advance maturities aggregated $50.0 million.  Payments on amortizing FHLBI advances totaled $0.8 million.  Bullet FHLBI advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk, while amortizing FHLBI advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amount and amortization structure of the underlying advances reflective of the associated commercial loans.  FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement.  Our borrowing line of credit as of June 30, 2024 totaled $1.01 billion, with remaining availability based on collateral equaling $576 million.

We also have the ability to borrow up to an aggregate $70.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit.  We did not access these lines of credit during the first six months of 2024.  In contrast, our interest-earning deposit balance with the Federal Reserve Bank of Chicago averaged $154 million during the first six months of 2024.  We also have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago.  Using certain municipal bonds as collateral, we could have borrowed up to $25.7 million as of June 30, 2024.  We did not utilize this line of credit during the first six months of 2024 or at any time during the previous 15 fiscal years, and do not plan to access this line of credit in future periods.

MERCANTILE BANK CORPORATION

The following table reflects, as of June 30, 2024, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
(Dollars in thousands)	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$3,277,184	$0	$0	$0	$3,277,184
Time deposits	763,227	62,772	43,391	0	869,390
Short-term borrowings	221,898	0	0	0	221,898
Federal Home Loan Bank advances	90,862	181,838	132,000	22,383	427,083
Subordinated debentures	0	0	0	49,987	49,987
Subordinated notes	0	0	0	89,143	89,143
Other borrowed money	0	0	0	1,216	1,216
Premises and equipment leases	936	2,155	1,719	1,455	6,265

The balance of certificates of deposit exceeding the FDIC insured limit and their maturity profile as of June 30, 2024 and December 31, 2023 were as follows:

(Dollars in thousands)	June 30, 2024	December 31, 2023

Up to three months	$91,187	$104,400
Three months to six months	95,556	86,500
Six months to twelve months	153,816	133,800
Over twelve months	73,445	104,200

Total certificates of deposit	$414,004	$428,900

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit.  As of June 30, 2024, we had a total of $2.04 billion in unfunded loan commitments and $19.9 million in unfunded standby letters of credit.  Of the total unfunded loan commitments, $1.78 billion were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $255 million were for loan commitments generally expected to close and become funded within the next 12 to 18 months.  We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

We monitor our liquidity position and funding strategies on an ongoing basis, but recognize that unexpected events, changes in economic or market conditions, a reduction in earnings performance, declining capital levels or situations beyond our control could cause liquidity challenges.  We have developed contingency funding plans that provide a framework for meeting liquidity disruptions.

Capital Resources

Shareholders’ equity increased $29.0 million during the first six months of 2024, equaling $551 million at June 30, 2024.  Positively impacting shareholders’ equity during the first six months of 2024 was net income of $40.3 million, which was partially offset by the payment of cash dividends totaling $11.1 million.  Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by $2.5 million.  A $2.8 million after-tax decrease in the market value of our available for sale securities portfolio, reflecting an increase in market interest rates, negatively impacted shareholders’ equity during the first six months of 2024.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies.  Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.  As of June 30, 2024, our bank’s total risk-based capital ratio was 13.9%, compared to 13.4% at December 31, 2023.  Our bank’s total regulatory capital increased $36.2 million during the first six months of 2024, in large part reflecting net income totaling $45.9 million, which was partially offset by cash dividends paid to us aggregating $14.6 million.  Our bank’s total risk-based capital ratio was also impacted by a $94.7 million increase in total risk-weighted assets.  As of June 30, 2024, our bank’s total regulatory capital equaled $731 million, or $204 million in excess of the 10.0% minimum that is among the requirements to be categorized as “well capitalized.”  Our and our bank’s capital ratios as of June 30, 2024 and December 31, 2023 are disclosed in Note 12 of the Notes to Consolidated Financial Statements.

MERCANTILE BANK CORPORATION

Results of Operations

We recorded net income of $18.8 million, or $1.17 per basic and diluted share, for the second quarter of 2024, compared with net income of $20.4 million, or $1.27 per basic and diluted share, for the second quarter of 2023.  We recorded net income of $40.3 million, or $2.50 per basic and diluted share, for the first six months of 2024, compared with net income of $41.3 million, or $2.58 per basic and diluted share, for the first six months of 2023.  Diluted earnings per share decreased $0.10, or 7.9%, during the second quarter of 2024, and $0.08, or 3.1%, during the first six months of 2024, compared with the respective prior-year periods.

The lower levels of net income during the second quarter and first six months of 2024 compared to the respective 2023 periods primarily resulted from higher overhead costs and provisions for credit losses and decreased net interest income, which more than offset notable increases in noninterest income.  The increase in noninterest expense during the 2024 periods mainly resulted from larger salary and data processing costs; increased contributions to the Foundation also contributed to the higher level of overhead costs during the first six months of 2024.  The provision expense recorded during the 2024 periods primarily reflected individual allocations assigned to two different nonperforming nonreal-estate-related commercial loan relationships, with one each being recorded in the first quarter and second quarter, and allocations necessitated by net loan growth.  Net interest income declined during the 2024 periods as higher yields on, along with growth in, earning assets were more than offset by an increased cost of funds.  The growth in noninterest income during the 2024 periods mainly resulted from increased mortgage banking income and service charges on accounts; higher levels of payroll service fees, interest rate swap income, and gains on the sales of other real estate owned also contributed to the increased noninterest income during the periods.  Revenue associated with a private equity investment and benefit claims on bank owned life insurance policies positively impacted noninterest income during the first six months of 2024.

Interest income during the second quarter of 2024 was $78.9 million, an increase of $13.0 million, or 19.7%, from the $65.9 million earned during the second quarter of 2023.  The increase resulted from growth in, and a higher yield on, average earning assets.  Average earning assets equaled $5.22 billion during the second quarter of 2024, up $502 million, or 10.7%, from the level of $4.72 billion during the second quarter of 2023; average loans were up $379 million, average interest-earning deposits grew $118 million, and average securities increased $6.0 million.  The yield on average earning assets was 6.07% during the second quarter of 2024, up from 5.61% during the respective 2023 period.  The higher yield primarily resulted from an increased yield on loans.  The yield on loans was 6.64% during the second quarter of 2024, up from 6.19% during the second quarter of 2023 mainly due to higher interest rates on variable-rate commercial loans resulting from the FOMC raising the targeted federal funds rate in an effort to reduce elevated inflation levels.  The FOMC increased the targeted federal funds rate by 75 basis points during the period of March 2023 through July 2023, during which time average variable-rate commercial loans represented approximately 68% of average total commercial loans.  Increased yields on securities and interest-earning deposits, reflecting the rising interest rate environment, along with a change in earning asset mix, comprised of a decrease in lower-yielding securities as a percentage of earning assets, also contributed to the higher yield on average earning assets.

Interest income during the first six months of 2024 was $156 million, an increase of $29.2 million, or 23.1%, from the $126 million earned during the first six months of 2023.  The increase primarily resulted from growth in, and a higher yield on, average earning assets.  Average earning assets equaled $5.15 billion during the first six months of 2024, up $499 million, or 10.7%, from the level of $4.65 billion during the first six months of 2023; average loans increased $375 million, average interest-earning deposits were up $118 million, and average securities grew $6.2 million.  The yield on average earning assets was 6.06% during the first six months of 2024, up from 5.48% during the respective 2023 period.  The higher yield mainly resulted from an increased yield on loans.  The yield on loans was 6.65% during the first six months of 2024, up from 6.05% during the first six months of 2023 primarily due to higher interest rates on variable-rate commercial loans stemming from FOMC rate hikes.  The FOMC increased the targeted federal funds rate by 100 basis points during the period of February 2023 through July 2023, during which time average variable-rate commercial loans represented approximately 65% of average total commercial loans.  Higher yields on securities and interest-earning deposits, reflecting the rising interest rate environment, along with a change in earning asset mix, consisting of a decline in lower-yielding securities as a percentage of earning assets, also contributed to the increased yield on average earning assets.

MERCANTILE BANK CORPORATION

Interest expense during the second quarter of 2024 was $31.8 million, an increase of $13.4 million, or 73.2%, from the $18.4 million expensed during the second quarter of 2023.  The increase is mainly attributable to a higher average weighted cost of interest-bearing liabilities, which rose from 2.37% during the second quarter of 2023 to 3.40% during the current-year second quarter primarily due to higher rates on deposits and borrowings.  A change in funding mix, mainly consisting of a decrease in noninterest-bearing and lower-cost deposits and an increase in higher-cost money market accounts and time deposits stemming from deposit migration and new deposit relationships, also contributed to the increased cost of funds.  Reflecting the rising interest rate environment, the cost of interest-bearing, non-time deposits increased from 1.85% during the second quarter of 2023 to 2.79% during the second quarter of 2024, while the cost of time deposits increased from 3.27% to 4.73% during the respective periods.  The higher cost of interest-bearing, non-time deposits primarily resulted from increased rates paid on money market and interest-bearing business checking accounts.    The cost of borrowed funds increased from 2.90% during the second quarter of 2023 to 3.56% during the second quarter of 2024 mainly due to higher costs of sweep accounts and FHLBI advances.  The cost of sweep accounts increased from 1.45% during the second quarter of 2023 to 3.12% during the second quarter of 2024, while the cost of FHLBI advances increased from 2.68% to 2.96% during the respective periods, reflecting the rising interest rate environment.  Growth in interest-bearing liabilities also contributed to the increase in interest expense during the second quarter of 2024 compared to the prior-year second quarter.  Average interest-bearing liabilities totaled $3.76 billion during the second quarter of 2024, compared to $3.11 billion during the second quarter of 2023, representing an increase of $652 million, or 21.0%.

Interest expense during the first six months of 2024 was $61.2 million, an increase of $30.7 million, or 101%, from the $30.5 million expensed during the first six months of 2023.  The increase primarily stemmed from a higher average weighted cost of interest-bearing liabilities, which rose from 2.06% during the first six months of 2023 to 3.33% during the respective 2024 period mainly due to higher rates on deposits and borrowings.  A change in funding mix, mainly comprising of a decline in noninterest-bearing and lower-cost deposits and an increase in higher-cost money market accounts and time deposits stemming from deposit migration and new deposit relationships, also contributed to the increased cost of funds.  Reflecting the rising interest rate environment, the cost of interest-bearing, non-time deposits increased from 1.56% during the first six months of 2023 to 2.70% during the first six months of 2024, while the cost of time deposits increased from 2.84% to 4.67% during the respective periods.  The higher cost of interest-bearing, non-time deposits primarily resulted from increased rates paid on money market and interest-bearing business checking accounts.  The cost of borrowed funds increased from 2.73% during the first six months of 2023 to 3.53% during the first six months of 2024 mainly due to higher costs of sweep accounts and FHLBI advances.  The cost of sweep accounts increased from 1.17% during the first six months of 2023 to 3.09% during the first six months of 2024, while the cost of FHLBI advances increased from 2.44% to 2.94% during the respective periods, reflecting the rising interest rate environment.  Growth in interest-bearing liabilities also contributed to the increase in interest expense during the first six months of 2024 compared to the respective 2023 period.  Average interest-bearing liabilities totaled $3.68 billion during the first six months of 2024, compared to $2.98 billion during the first six months of 2023, representing an increase of $698 million, or 23.4%.

Net interest income during the second quarter of 2024 was $47.1 million, a decrease of $0.5 million, or 1.0%, from the $47.6 million earned during the respective 2023 period.  The decline reflected a lower net interest margin, which more than offset growth in earning assets.  The net interest margin was 3.63% in the second quarter of 2024, down from 4.05% in the prior-year second quarter due to a higher cost of funds, which more than offset an increased yield on earning assets.  The cost of funds equaled 2.44% in the second quarter of 2024, up from 1.56% in the second quarter of 2023 primarily due to higher costs of deposits and borrowed funds, reflecting the impact of the rising interest rate environment.  The increased yield on average earning assets mainly resulted from a higher yield on commercial loans primarily stemming from the previously mentioned FOMC rate hikes.

Net interest income during the first six months of 2024 was $94.4 million, a decline of $1.5 million, or 1.6%, from the $95.9 million earned during the respective 2023 period.  The decrease reflected a lower net interest margin, which more than offset growth in earning assets.  The net interest margin was 3.68% in the first six months of 2024, down from 4.16% in the first six months of 2023 due to an increased cost of funds, which more than offset a higher yield on earning assets.  The cost of funds equaled 2.38% in the first six months of 2024, up from 1.32% in the respective prior-year period mainly due to higher costs of deposits and borrowed funds, reflecting the impact of the rising interest rate environment.  The increased yield on average earning assets mainly resulted from a higher yield on commercial loans primarily stemming from the aforementioned FOMC rate increases.

The following tables set forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflect the average yield on assets and average cost of liabilities for the second quarters and first six months of 2024 and 2023.  Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented.  Tax-exempt securities interest income and yield for the second quarters and first six months of 2024 and 2023 have been computed on a tax equivalent basis using a marginal tax rate of 21.0%.  Securities interest income was increased by $60,000 in the second quarter of both 2024 and 2023 and $120,000 in the first six months of both 2024 and 2023 for this non-GAAP, but industry standard, adjustment.  These adjustments equated to increases in our net interest margin of less than one basis point for each of the 2024 and 2023 periods.

MERCANTILE BANK CORPORATION

	Quarters ended June 30,
	2024			2023
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$4,396,475	$72,819	6.64%	$4,017,690	$62,006	6.19%
Investment securities	640,627	3,684	2.30	634,607	3,171	2.00
Interest-earning deposits	182,636	2,436	5.28	64,958	801	4.88
Total interest - earning assets	5,219,738	78,939	6.07	4,717,255	65,978	5.61

Allowance for credit losses	(53,163)			(44,025)
Other assets	366,687			315,244

Total assets	$5,533,262			$4,988,474

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$2,957,011	$24,710	3.35%	$2,278,877	$12,379	2.18%
Short-term borrowings	225,607	1,757	3.12	237,270	914	1.55
Federal Home Loan Bank advances	434,776	3,252	2.96	450,767	3,051	2.68
Other borrowings	140,194	2,088	5.89	139,068	2,023	5.75
Total interest-bearing liabilities	3,757,588	31,807	3.40	3,105,982	18,367	2.37

Noninterest-bearing deposits	1,139,887			1,361,901
Other liabilities	94,919			46,608
Shareholders’ equity	540,868			473,983

Total liabilities and shareholders’ equity	$5,533,262			$4,988,474

Net interest income		$47,132			$47,611

Net interest rate spread			2.67%			3.24%
Net interest spread on average assets			3.41%			3.82%
Net interest margin on earning assets			3.63%			4.05%

MERCANTILE BANK CORPORATION

	Six months ended June 30,
	2024			2023
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$4,347,819	$144,089	6.65%	$3,973,255	$119,159	6.05%
Investment securities	637,363	7,166	2.25	631,137	6,238	1.98
Interest-earning deposits	166,435	4,469	5.31	48,113	1,125	4.65
Total interest - earning assets	5,151,617	155,724	6.06	4,652,505	126,522	5.48

Allowance for credit losses	(52,104)			(43,553)
Other assets	359,456			313,590

Total assets	$5,458,969			$4,922,542

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$2,873,659	$46,934	3.28%	$2,231,902	$20,286	1.83%
Short-term borrowings	221,141	3,412	3.09	218,678	1,373	1.27
Federal Home Loan Bank advances	447,513	6,651	2.94	394,708	4,845	2.44
Other borrowings	140,059	4,173	5.89	138,944	3,963	5.67
Total interest-bearing liabilities	3,682,372	61,170	3.33	2,984,232	30,467	2.06

Noninterest-bearing deposits	1,157,886			1,426,331
Other liabilities	84,687			48,169
Shareholders’ equity	534,024			463,810

Total liabilities and shareholders’ equity	$5,458,969			$4,922,542

Net interest income		$94,554			$96,055

Net interest rate spread			2.73%			3.42%
Net interest spread on average assets			3.47%			3.93%
Net interest margin on earning assets			3.68%			4.16%

MERCANTILE BANK CORPORATION

Provisions for credit losses of $3.5 million and $2.0 million were recorded during the second quarters of 2024 and 2023, respectively, and $4.8 million and $2.6 million during the first six months of 2024 and 2023, respectively.  The provision expense recorded during the second quarter of 2024 primarily reflected an individual allocation for a nonperforming nonreal-estate-related commercial loan relationship and allocations necessitated by net loan growth, while the provision expense recorded during the first six months of 2024 mainly reflected the aforementioned individual allocation, an individual allocation for a different nonperforming nonreal-estate-related commercial loan relationship during the first quarter, and allocations required by net loan growth.  The provision expense recorded during the 2023 periods primarily reflected allocations necessitated by net loan growth and adjustments to historical loss factors to better represent our expectations for future credit losses.  Ongoing strong loan quality metrics, including low levels of loan charge-offs, during the 2024 and 2023 periods largely mitigated additional reserves associated with the previously mentioned factors.

Noninterest income totaled $9.7 million during the second quarter of 2024, up $2.0 million, or 26.6%, from the $7.7 million recorded during the second quarter of 2023.  The growth primarily resulted from increases in mortgage banking income and service charges on accounts, with the latter mainly stemming from enhanced use of cash management products.  The higher level of mortgage banking income primarily resulted from an increased percentage of loans originated with the intent to sell, which rose from approximately 43% during the second quarter of 2023 to approximately 75% during the second quarter of 2024.  Increases in payroll service fees, bank owned life insurance income, and interest rate swap income also contributed to the higher level of noninterest income.  Noninterest income during the current-year second quarter included $0.3 million in gains on the sales of other real estate owned.

Noninterest income totaled $20.5 million during the first six months of 2024, compared to $14.6 million during the first six months of 2023.  Noninterest income during the first six months of 2024 included bank owned life insurance death benefit claims and gains on the sales of other real estate owned totaling $0.7 million and $0.4 million, respectively.  Excluding these transactions, noninterest income increased $4.8 million, or 33.1%, in the first six months of 2024 compared to the respective 2023 period.  The growth primarily stemmed from higher levels of mortgage banking income, mainly reflecting an increased percentage of residential mortgage loans originated with the intent to sell, and service charges on accounts, in large part reflecting expanded use of cash management products.  The percentage of residential mortgage loans originated with the intent to sell increased from approximately 40% during the first six months of 2023 to approximately 74% during the first six months of 2024.  Increases in interest rate swap income and payroll service fees, along with revenue associated with a private equity investment, also contributed to the growth in noninterest income.

Noninterest expense totaled $29.7 million during the second quarter of 2024, compared to $27.8 million during the prior-year second quarter.  Noninterest expense totaled $59.7 million during the first six months of 2024, compared to $56.4 million during the first six months of 2023.  The increases during the 2024 periods primarily resulted from larger salary costs, reflecting annual merit pay increases, market adjustments, higher residential mortgage lender commissions and incentives, and lower residential mortgage loan deferred salary costs.  Higher levels of data processing costs, mainly reflecting increased transaction volume and software support costs, and health insurance claims also contributed to the rises in noninterest expense.  Reduced credit reserves for unfunded loan commitments during both 2024 periods compared to the respective 2023 periods partially offset the increases in these cost categories.  Overhead costs during the first six months of 2024 included contributions to the Foundation totaling $0.7 million, while overhead costs during the respective 2023 period included a $0.4 million write-down of a former branch facility in the first quarter.

During the second quarter of 2024, we recorded income before federal income tax of $23.5 million and a federal income tax expense of $4.7 million.  During the second quarter of 2023, we recorded income before federal income tax of $25.4 million and a federal income tax expense of $5.0 million.  During the first six months of 2024, we recorded income before federal income tax of $50.5 million and a federal income tax expense of $10.2 million.  During the first six months of 2023, we recorded income before federal income tax of $51.5 million and a federal income tax expense of $10.2 million. The decrease in federal income tax expense in the second quarter of 2024 compared to the prior-year second quarter primarily resulted from a lower level of income before federal income tax.  Although income before federal income tax expense was $1.0 million lower in the first six months of 2024 compared to respective 2023 period, federal income tax expense was similar during the periods mainly due to our election to apply the proportional amortization method to our tax credit equity investments during the fourth quarter of 2023, which resulted in $0.2 million in tax expense being recorded during the year-to-date 2024 period.  Amortization costs related to tax credit equity investments were included in noninterest expense in the first six months of 2023.  Our effective tax rate was 20.1% during the second quarter and first six months of 2024, compared to 19.8% during the respective 2023 periods.  The tax credit equity investments-related tax election negatively impacted the effective tax rate in the 2024 periods, while the previously mentioned bank owned life insurance death benefit claims, substantially all of which were nontaxable, positively impacted the effective tax rate in the first six months of 2024.

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

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of June 30, 2024:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
(Dollars in thousands)	Months	Months	Years	Years	Total
Assets:
Loans (1)	$2,561,384	$155,566	$1,117,707	$603,588	$4,438,245
Securities available for sale (2)	33,924	48,052	267,205	320,239	669,420
Interest-earning deposits	131,012	1,004	3,750	0	135,766
Mortgage loans held for sale	22,126	0	0	0	22,126
Allowance for credit losses	0	0	0	0	(55,408)
Other assets	0	0	0	0	392,239
Total assets	2,748,446	204,622	1,388,662	923,827	$5,602,388

Liabilities:
Interest-bearing deposits	2,359,740	560,782	106,164	0	3,026,686
Short-term borrowings	221,898	0	0	0	221,898
Federal Home Loan Bank advances	10,000	80,862	313,838	22,383	427,083
Other borrowed money	51,203	0	89,143	0	140,346
Noninterest-bearing checking	0	0	0	0	1,119,888
Other liabilities	0	0	0	0	115,336
Total liabilities	2,642,841	641,644	509,145	22,383	5,051,237
Shareholders' equity	0	0	0	0	551,151
Total liabilities & shareholders' equity	2,642,841	641,644	509,145	22,383	$5,602,388
Net asset (liability) GAP	$105,605	$(437,022)	$879,517	$901,444
Cumulative GAP	$105,605	$(331,417)	$548,100	$1,449,544

Percent of cumulative GAP to total assets	1.9%	(5.9)%	9.8%	25.9%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of June 30, 2024.

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

We conducted multiple simulations as of June 30, 2024, in which it was assumed that changes in market interest rates occurred ranging from up 300 basis points to down 300 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested dollar and percentage changes in net interest income over the next twelve months in comparison to the $205 million in net interest income projected using our balance sheet amounts and anticipated replacement rates as of June 30, 2024. The resulting estimates are generally within our policy parameters established to manage and monitor interest rate risk.

(Dollars in thousands)	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 300 basis points	$(17,300)	(8.5)%
Interest rates down 200 basis points	(11,700)	(5.7)
Interest rates down 100 basis points	(5,400)	(2.6)
Interest rates up 100 basis points	5,200	2.5
Interest rates up 200 basis points	10,800	5.3
Interest rates up 300 basis points	15,900	7.8

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

Item 4. Controls and Procedures

As of June 30, 2024, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2024.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sales of equity securities during the quarter ended June 30, 2024.

Issuer Purchases of Equity Securities

On May 27, 2021, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions, our capital position, financial performance and alternative uses of capital, and applicable legal requirements. The program may be discontinued at any time. No shares were repurchased during the first six months of 2024. Historically, stock repurchases have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank. As of June 30, 2024, repurchases aggregating $6.8 million were available to be made under the current repurchase program.

Repurchases made during the second quarter of 2024 are detailed in the table below.

				Maximum Number
				of Shares or
				Approximate Dollar
			Total Number of	Value that May Yet
	Total		Shares Purchased as	Be
	Number of	Average	Part of Publicly	Purchased Under the
	Shares	Price Paid Per	Announced Plans or	Plans or Programs
Period	Purchased	Share	Programs	(Dollars in thousands)
April 1 – 30	0	$0	0	$6,818
May 1 – 31	0	0	0	6,818
June 1 – 30	0	0	0	6,818
Total	0	$0	0	$6,818

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director Robert B. Kaminski, Jr. entered into a 10b5-1 Plan on April 2, 2024. The plan is intended to satisfy the affirmative defenses of Rule 10b5-1(c). The plan permits the sale of up to 4,500 shares beginning on July 2, 2024 through December 31, 2025.

MERCANTILE BANK CORPORATION

Item 6. Exhibits

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation of Mercantile Bank Corporation, including all amendments thereto, incorporated by reference to Exhibit 3.1 of our Form S-4 Registration Statement filed February 16, 2022

3.2	Our Amended and Restated Bylaws dated as of February 26, 2015 are incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed February 26, 2015

4.1	Instruments defining the Rights of Security Holders – reference is made to Exhibits 3.1 and 3.2. In accordance with Regulation S-K Item 601(b)(4), Mercantile Bank Corporation is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total assets of Mercantile Bank Corporation and its subsidiaries on a consolidated basis. Mercantile Bank Corporation hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

4.2	Subordinated indenture, dated December 15, 2021, by and between Mercantile Bank Corporation and Wilmington Trust, National Association, as trustee, incorporated by reference to our Current Report on Form 8-K filed December 17, 2021

4.3	First Supplemental Indenture to Subordinated indenture, dated December 15, 2021, by and between Mercantile Bank Corporation and Wilmington Trust, National Association, as trustee, incorporated by reference to our Current Report on Form 8-K filed December 17, 2021

4.4	Form of 3.25% Fixed-to-Floating Rate Subordinated Note due 2032, incorporated by reference to our Current Report on Form 8-K filed December 17, 2021

4.5	Form of Subordinated Note Purchase Agreement dated December 15, 2021, by and among Mercantile Bank Corporation and the Purchasers, incorporated by reference to our Current Report on Form 8-K filed December 17, 2021

4.6	Form of Registration Rights Agreement dated December 15, 2021, by and among Mercantile Bank Corporation and the Purchasers, incorporated by reference to our Current Report on Form 8-K filed December 17, 2021

10.1	Amended and Restated Employment Agreement of Raymond E. Reitsma dated November 29, 2018, effective December 31, 2018, incorporated by reference to exhibit 10.3 of our Form 8-K filed December 3, 2018

10.2	First Amendment to Amended and Restated Employment Agreement of Raymond E. Reitsma dated May 31, 2024, incorporated by reference to exhibit 10.2 of our Form 8-K filed June 3, 2024

10.3	Amended and Restated Employment Agreement of Scott P. Setlock effective January 1, 2024 incorporated by reference to exhibit 10.3 of our Form 8-K filed June 3, 2024

10.4	First Amendment to Amended and Restated Employment Agreement of Scott P. Setlock dated May 31, 2024 incorporated by reference to exhibit 10.4 of our Form 8-K filed June 3, 2024

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 2, 2024.

MERCANTILE BANK CORPORATION

By: /s/ Raymond E. Reitsma
Raymond E. Reitsma
President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Charles E. Christmas
Charles E. Christmas
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)