Form 10-K
period 2024-12-31
MERCANTILE BANK CORP
filed 2025-03-03
CIK 1042729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate value of the common equity held by non-affiliates (persons other than directors and executive officers) of the registrant, computed by reference to the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $634 million. As of February 28, 2025, there were issued and outstanding 16,230,912 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s proxy statement for the Annual Meeting of Shareholders to be held May 22, 2025 are incorporated by reference into Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024. Additionally, portions of the Annual Report are incorporated by reference in this Form 10-K in response to Items within Part II.

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

Our Bank

Our bank is a state banking company that operates under the laws of the State of Michigan, pursuant to a charter issued by the Michigan Department of Insurance and Financial Services. Our bank’s deposits are insured to the maximum extent permitted by law by the Federal Deposit Insurance Corporation (“FDIC”). Our bank, through its 43 office locations, provides commercial banking services primarily to small- to medium-sized businesses and retail banking services. Our bank’s main office is located in Grand Rapids, Michigan, and our operations are centered around the West and Central portions of Michigan. We also have banking offices located in the metropolitan Detroit, Michigan area, Traverse City, Michigan, Petoskey, Michigan, Saginaw, Michigan, and Midland, Michigan. Our bank makes secured and unsecured commercial, construction, mortgage and consumer loans, and accepts checking, savings and time deposits. Our bank owns 11 automated teller machines ("ATM") and 33 video banking machines at a majority of our office locations that participate in the ACCEL/EXCHANGE and PLUS regional network systems, as well as other ATM networks throughout the country. Our bank also enables customers to conduct certain loan and deposit transactions by personal computer and through mobile applications. Courier service is provided to certain commercial customers, and safe deposit boxes are available at a vast majority of our office locations. Our bank does not have trust powers.

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

The Bank Holding Company Act limits the activities of bank holding companies to banking and the management of banking organizations and to certain permitted non-banking activities. The permitted non-banking activities generally include those limited activities that the Federal Reserve Board has determined, by order or regulation as of the day prior to enactment of the Gramm-Leach-Bliley Act, to be so closely related to banking as to be a proper incident to banking. These permitted non-banking activities include, among other things: operating a mortgage company, finance company, or factoring company; performing certain data processing operations; providing certain investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, nonoperating basis; and providing discount securities brokerage services for customers. Neither we nor any of our subsidiaries engage in any of the non-banking activities listed above.

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

Our bank is subject to restrictions imposed by federal and state laws and regulations. Among other things, these restrictions limit the transactions our bank conducts with us, our other subsidiaries or other affiliates, limit our securities borrowing or lending, derivatives, and repurchase transactions with us, our other subsidiaries or other affiliates, limit investments in stock or other securities that we issue, limit the taking of such stock or securities as collateral for loans to any borrower, and limit acquisitions of assets or services from, and sales of certain types of assets to, us, our other subsidiaries or other affiliates. Michigan banking laws place additional restrictions on various aspects of banking, including branching, payment of dividends, and loan interest rates, in addition to capital and surplus requirements. Federal law restricts our ability to borrow from our bank by limiting the aggregate amount we may borrow and by requiring that all loans to us be secured in designated amounts by specified forms of collateral.

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

Human Capital

As of December 31, 2024, we employed 648 full-time and 34 part-time persons. Our human capital is the most valuable asset we have, and we believe embracing human diversity makes us a better financial institution. The collective sum of the individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities and talent that our employees invest in their work represents a significant part of not only our culture, but our reputation and our achievements as well. We embrace and encourage our employees’ differences in age, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, physical and mental ability, political affiliation, race, religion, sexual orientation, socio-economic status, veteran status and other characteristics that make our employees unique.

Talent Acquisition. We hire people who connect with, listen to and deliver the best solutions to customers and team members.  Through a personalized and systematic recruiting process, our experienced team of Human Resources Business Partners are devoted to working with Hiring Managers and matching candidate skills and experience to a position where they can thrive.  Hiring long-term successful team members is critical to our success.  We believe our successful hiring practices are reflected in our annual turnover rate of 10%, which is consistently below our peers.

Employee Safety and Health. The prioritization of our people is reflected in the robust employee benefits and compensation packages offered to our staff, including health and wellness insurance plans and incentives, a 401(k) plan with matching contributions, dedicated internship programs for young professionals in finance and business, and employee stock ownership plan participation, as well as clothing, home office and fitness equipment interest-free loans. Approximately 87% of our eligible employees participate in our medical benefit plans, which include a health savings account plan in which we pay the full monthly premiums. We offer our employees generous paid time off for vacations, holidays, sick time and bereavement, along with pay-it-forward initiatives and paid volunteer time. In addition, with obstacles in maintaining balance between work responsibilities and personal time, we have enabled staff to pursue a safe and healthy work-life balance by increasing paid time off benefits for our employees.

Climate Change

We define sustainability as the leveraging of combined abilities to ensure our ongoing impact on people and the environment, and our success is always focused on upholding long-lasting, positive results. From an efficient branch footprint to utilizing the latest technology, we are continuously focused on seeking new and better ways to be more productive with our time and energy while remaining good stewards of the resources with which we are entrusted. In each of our facilities, we follow LEED green certification guidelines wherever practical, evaluating all facilities for opportunities to incorporate energy efficient updates and space planning for new construction, renovations or expansion projects. All of our new construction and renovation projects include low-flow devices as well as LED lighting to enhance our efficiency of utility usage. Over the past five years, we have reduced our use of natural gas by 35% and electricity by 40%. All renovation and expansion projects involve the donation of former office furniture to non-profit organizations.

We continue to strive for the reduction of mail and paper usage through the promotion of customer eStatement adoption. The eStatement adoption rate continues to grow, and we were approaching above 61% adoption at year-end 2024. Our online accounts payable system has also enabled us to significantly reduce paper and printing, and saves time. Every effort is made to recycle all paper, and we continue to offer community paper shredding events. Additionally, we have implemented recycling stations at all of our office locations to divert cardboard, plastic and metal items from landfills. Water bottle refill stations also aid to reduce plastic bottle usage.

Our Sustainability Committee supports our ongoing commitment to environmental, health and safety, corporate social responsibility, corporate governance, sustainability, and other public policy matters relevant to our organization. The Sustainability Committee is a cross-functional management committee, with oversight from the Governance and Nominating Committee and the Board of Directors, that assists us in: (1) setting general strategies relating to ESG matters; (2) developing, implementing, and monitoring initiatives and policies based on those strategies; (3) recommending communications with employees, investors, and shareholders with respect to ESG matters; and (4) monitoring and assessing developments relating to, and improving our understanding of, ESG matters. The committee met three times during 2024. Highlights for 2024 included expanding the impact of Mercantile Community Partners LLC to facilitate low-income housing tax credits, completion and posting of the 2024 Corporate Sustainability Report, hiring a fulltime Director of Enterprise Excellence at the end of 2024 to oversee all ongoing ESG and sustainability efforts, implementation of a sustainability reporting platform, increased support of first-time home buyers mortgage programs, and over 27,500 hours of volunteering in the community completed by employees. Our bank maintains a Clawback Policy; an Insider Trading Policy; Code of Ethics; Corporate Governance Guidelines; an Anti-Bribery and Anti-Corruption Policy; an Anti-Money Laundering, Bank Secrecy Act, Customer Identification and Due Diligence Programs Letter; Vendor and Supplier Code of Conduct; Environmental Policy; Human Rights Policy; and Supplier Diversity Program Policy, which are reviewed and approved by our Board of Directors at least annually and can be found on our website.

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

The lending policy further limits the amount of funds that may be loaned against specified types of real estate collateral. For certain loans secured by real estate, the policy requires an appraisal of the property offered as collateral by a state-certified independent appraiser. The policy also provides general guidelines for loan to value for other types of collateral, such as accounts receivable and machinery and equipment. In addition, the policy provides general guidelines as to environmental analysis, loans to employees, executive officers and directors, problem loan identification, maintenance of an allowance for credit losses, loan review and grading, mortgage and consumer lending, and other matters relating to our lending practices.

The Board of Directors has delegated significant lending authority to officers of our bank. The Board of Directors believes this empowerment, supported by our strong credit culture and the significant experience of our commercial lending staff, enables us to be responsive to our customers. The loan policy specifies lending authority for our lending officers with amounts based on the experience level and ability of each lender. Our loan officers and loan managers are generally able to approve loans ranging from $0.25 million to $2.5 million. We have established higher approval limits for our bank’s President and Chief Executive Officer and Chief Lending Officer, ranging from $4.0 million up to $10.0 million. These lending authorities, however, are typically used only in rare circumstances where timing is of the essence. Loan requests exceeding $5.0 million require approval by the Officers Loan Committee, and loan requests exceeding $15.0 million, up to the legal lending limit of $101.4 million, require approval by our bank’s Board of Directors. We generally apply an in-house lending limit that is significantly less than our bank’s legal lending limit.

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

In most instances, commercial line of credit facilities have terms ranging from 12 to 24 months with floating rates tied to the Wall Street Journal Prime Rate or 30-Day Secured Overnight Funding Rate (“SOFR”). Commercial term loans secured by real estate are generally at a floating rate tied to the Wall Street Journal Prime Rate or 30-Day SOFR. Since the fourth quarter of 2020, a fixed rate option for commercial term loans secured by real estate is generally not offered for loans over $2.5 million; instead, customers are offered participation in our back-to-back interest rate swap program to achieve a desired fixed rate. For loans under $2.5 million, we offer a rate primarily equal to the commensurate cost of funds using Federal Home Loan Bank of Indianapolis (“FHLBI”) advance rates as a proxy and a credit spread as indicated by the credit rating we assign. Commercial term loans secured by real estate generally balloon within five years, with payments based on amortizations ranging from 10 to 25 years. Commercial term loans secured by non-real estate collateral are generally at a floating rate tied to the Wall Street Journal Prime Rate or 30-Day SOFR, or a fixed rate primarily equal to the commensurate cost of funds using FHLBI advance rates as a proxy and a credit spread as indicated by the credit rating we assign, and generally mature and fully amortize within three to seven years.

We evaluate many aspects of a commercial loan transaction in order to minimize credit and interest rate risk. Underwriting includes an assessment of the management, products, markets, cash flow, capital, income and collateral of the borrowing entity. This analysis includes a review of the borrower’s historical and projected financial results. Appraisals are generally required to be performed by state-certified independent appraisers where real estate is the primary collateral, and in some cases, where equipment is the primary collateral. In certain situations, for creditworthy customers, we may accept title reports instead of requiring lenders’ policies of title insurance.

We have no material foreign loans, and only limited exposure to companies engaged in energy producing and agricultural-related activities.

Commercial Real Estate loans. Commercial real estate loans, consisting of non-owner occupied, owner occupied, multi-family and residential rental, and vacant land, land development, and residential construction loans, totaled 52.6% and 50.2% of our total loans as of December 31, 2024 and 2023, respectively. We also adhere to the FDIC’s commercial real estate lending concentration guidelines specified in the Joint Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices.  Total commercial real estate loans (as defined in the guidance) represented 256% and 247% of total regulatory capital as of December 31, 2024 and 2023, respectively, with both ratios being below the maximum guideline of 300%.

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

Risks of repayment can arise from general downward shifts in the valuations of specific property types often driven by changes in demand and other economic factors, which could further influence cash flows associated with the borrower and/or the underlying property. To mitigate these risks, we actively monitor market conditions in the markets we originate loans. The majority of our commercial real estate portfolio is located within our primary geographic footprint within the state of Michigan. As of December 31, 2024 and 2023, 90.7% and 90.3%, respectively, of our commercial real estate loans were for projects located within the state of Michigan. Loans made outside the state of Michigan are usually to customers located or headquartered within our footprint doing business in other states.

The following table presents the composition of the commercial real estate portion of the total loan portfolio as of December 31, 2024 and 2023:

(Dollars in thousands)	December 31, 2024		December 31, 2023
	Balance	%	Balance	%
Real estate – owner occupied
Industrial	$364,327	7.9%	$347,923	8.1%
Automotive	109,408	2.4	117,076	2.7
Office	66,354	1.4	72,498	1.7
Retail	63,303	1.4	46,202	1.1
Medical Office	33,997	0.7	34,641	0.8
Restaurants	32,946	0.7	30,482	0.7
Other	78,502	1.8	68,845	1.6
Subtotal	748,837	16.3	717,667	16.7
Real estate – non-owner occupied
Office	265,774	5.8	271,448	6.3
Retail	249,239	5.4	256,338	6.0
Industrial	315,867	6.9	233,503	5.4
Assisted Living	102,480	2.2	131,426	3.1
Hotel	152,591	3.3	100,594	2.3
Other	42,453	0.9	42,375	1.0
Subtotal	1,128,404	24.5	1,035,684	24.1

Vacant land, land development, and residential construction	66,936	1.5	74,753	1.7
Real estate – multi-family and residential rental	475,819	10.3	332,609	7.7
Total	$2,419,996	52.6%	$2,160,713	50.2%

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

Our independent loan review program is primarily responsible for the administration of the grading system and ensuring adherence to established lending policies and procedures. The loan review program is an integral part of maintaining our strong asset quality culture. The loan review function works closely with senior management, although it functionally reports to the Board of Directors. Using a risk-based approach to selecting credits for review, our loan review program covered approximately 69% of total commercial loans outstanding during 2024. In addition, a random sampling of retail loans is reviewed each quarter. Our watch list credits are reviewed monthly by our Board of Directors and our Watch List Committee, the latter of which is comprised of senior level officers from the administration, lending and loan review functions.

Loans are placed in a nonaccrual status when, in our opinion, uncertainty exists as to the ultimate collection of all principal and interest. As of December 31, 2024, loans placed in nonaccrual status totaled $5.7 million, or 0.1% of total loans, compared to $3.4 million, or 0.1% of total loans, at December 31, 2023. We had no loans past due 90 days or more and still accruing interest at year-end 2024 or 2023.

Additional information relative to the loan portfolio is incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) and Note 3 of the Notes to Consolidated Financial Statements in this Annual Report.

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

Investments

Bank Holding Company Investments. The principal investments of our bank holding company are the investments in the common stock of our bank, the common securities of our trusts, and the community development tax credit investments made by MCP. Other funds of our bank holding company may be invested from time to time in various debt instruments.

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

Our Bank’s Investments. Our bank may invest its funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Subject to certain exceptions, our bank is prohibited from investing in equity securities. Among the equity investments permitted for our bank under various conditions and subject in some instances to amount limitations, are shares of a subsidiary insurance agency, mortgage company, real estate company, or Michigan business and industrial development company, such as our insurance company. Under another such exception, in certain circumstances and with prior notice to or approval of the FDIC, our bank could invest up to 10% of its total assets in the equity securities of a subsidiary corporation engaged in the acquisition and development of real property for sale or the improvement of real property by construction or rehabilitation of residential or commercial units for sale or lease. Our bank has no present plans to make such an investment. Real estate acquired by our bank in satisfaction of or foreclosure upon loans may be held by our bank for specified periods. Our bank is also permitted to invest in such real estate as is necessary for the convenient transaction of its business. Our bank’s Board of Directors may alter our bank’s investment policy without shareholder approval at any time.

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

We are subject to interest rate risk.

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

We are subject to liquidity risk.

Our banking operations require liquidity to meet our deposit and debt obligations as they come due. There are many potential factors that could reduce our access to liquidity sources, including higher interest rate environments, tightening fiscal policy, a downturn in the U.S. economy, difficult credit markets or adverse regulatory actions. Our access to deposits may also be affected by the liquidity needs of our depositors. A substantial majority of our liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days' notice, while by comparison, a substantial portion of our assets are loans, which cannot be called or sold in the same time frame. We may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason. Our access to deposits may be negatively impacted by, among other factors, periods of low interest rates or higher interest rates which could promote increased competition for deposits, including from new financial technology competitors, or provide customers with alternative investment options. Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as we and other regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed "too big to fail" or remove deposits from the banking system entirely. As of December 31, 2024, approximately 54% of our deposits were uninsured, and we rely on these deposits for liquidity. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.

Unfavorable economic, geopolitical conflicts and other political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the local, national, and global economies, financial markets and political conditions. Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by a decline in economic growth both in the U.S. and internationally; declines in business activity or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; global pandemics, trade policies and tariffs; or a combination of these or other factors. In addition, financial markets and global supply chains may be adversely affected by the current or anticipated impact of global wars/military conflicts, terrorism or other geopolitical events. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruptions, or cause our customers to delay making payments for our products and services. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

Significant declines in the value of commercial real estate could adversely impact us.

Approximately 63% of our total commercial loans, or about 52% of our total loans, relate to commercial real estate. Commercial real estate lending involves more risk than residential lending because loan balances are typically greater and repayment is dependent upon the borrower’s business operations. Stressed economic conditions may reduce the value of commercial real estate and strain the financial conditions of our commercial real estate borrowers, especially in the land development and non-owner occupied commercial real estate segments of our loan portfolio. Those difficulties could adversely affect us and could produce losses and other adverse effects on our business. Additionally, in recent years, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. The COVID-19 pandemic has also been a catalyst for the evolution of various remote work options that have impacted the long-term performance of some types of office properties within our commercial real estate portfolio. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition and results of operations.

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

As the risk of nonpayment of loans is inherent in all lending activities, we maintain allowances for credit losses on loans, securities and off-balance sheet credit exposures. Regardless, nonpayment, when it occurs, may have a materially adverse effect on our earnings and overall financial condition as well as the value of our common stock. Our focus on commercial lending may result in a larger concentration of loans to small businesses. As a result, we may assume different or greater lending risks than other banks. We make various assumptions and judgments about the collectibility

of our loan portfolio and provide an allowance for credit losses based on several factors. If our assumptions are wrong, our allowance may not be sufficient to cover our losses, which would have an adverse effect on our operating results. The actual amounts of future provisions for credit losses cannot be determined at this time and may exceed the amounts of past provisions. Any increase in the allowance for credit losses on loans, securities and/or off-balance sheet credit exposures will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our business, financial condition and results of operations.

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

Similarly, physical effects could have a severe impact on the business and operations of our customers and vendors. Furthermore, consumer choices and shareholder demands could require our customers to invest more in cleaner energy manufacturing and procurement and to compete with innovative new products that generate lower emissions, which may or may not be successful. If our customers are not able to keep up with evolving climate change effects, it could ultimately have an adverse effect on our business and results of operations. Lastly, like other financial institutions, we also run a reputational risk of financing businesses that are responsible for significant green-house gas emissions or are related to carbon-based energy sources. While our risk management framework monitors various types of risks and applies risk mitigation techniques including for environmental risks, and while we have been conscious of our own carbon footprint and have established a Sustainability Committee, introduction of new climate-related legislation and related compliance costs as well as the unpredictable effects of climate change on us or our customers could have a negative impact on our business, financial condition and results of operations, even if temporary in nature.

Failure to meet the rapidly changing ESG expectations or standards, or achieve our ESG goals, could adversely affect our business, results of operations, financial condition or stock price.

There are rapidly changing discussions and regulations surrounding ESG matters, including greenhouse gas emissions, sustainability and climate-related risks; diversity, equity and inclusion; responsible sourcing and supply chain; human rights and social responsibility; and corporate governance and oversight. Given our commitment to ESG, we actively manage these issues and have established and publicly announced certain goals, commitments and targets which we may refine or even expand further in the future. These goals, commitments and targets reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Evolving stakeholder expectations and our efforts and ability to manage these issues, provide updates on them and accomplish our goals, commitments and targets present numerous operational, regulatory, reputational, financial, legal and other risks, any of which may be outside of our control or could have a material adverse impact on our business, including on our reputation and stock price. Further, there is uncertainty around the accounting standards and climate-related disclosures associated with emerging laws and reporting requirements and the related costs to comply with the emerging regulations.

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

We have identified certain accounting policies as being critical because they require us to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management’s judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. For additional information, see “Critical Accounting Estimates” beginning on page F-3 of this Annual Report and “Note 1 – Summary of Significant Accounting Policies” beginning on page F-36 of this Annual Report.

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

Our Articles of Incorporation, By-laws, the corporate laws of the State of Michigan, and federal banking laws contain provisions that may discourage or prevent a takeover of our company and reduce any takeover premium.

Our Articles of Incorporation, By-laws, the corporate laws of the State of Michigan, and federal banking laws include provisions which are designed to provide our Board of Directors with time to consider whether a hostile takeover offer is in our and our shareholders’ best interest. These provisions, however, could discourage potential acquisition proposals and could delay or prevent a change in control. The provisions also could diminish the opportunities for a holder of our common stock to participate in tender offers, including tender offers at a price above the then-current market price for our common stock. These provisions could also prevent transactions in which our shareholders might otherwise receive a premium for their shares over then-current market prices, and may limit the ability of our shareholders to approve transactions that they may deem to be in their best interest.

The Michigan Business Corporation Act contains provisions intended to protect shareholders and prohibit or discourage various types of hostile takeover activities. In addition to these provisions and the provisions of our Articles of Incorporation and By-laws, federal banking laws require the Federal Reserve Board’s approval prior to acquiring “control” of a bank holding company. All of these provisions may delay or prevent a change in control without action by our shareholders and could adversely affect the price of our common stock.

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

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MBWM.” The development and maintenance of an active public trading market depends upon the existence of willing buyers and sellers, the presence of which is beyond our control. While we are a publicly traded company, the volume of trading activity in our stock is still relatively limited. Even if a more active market develops, there can be no assurance that such a market will continue, or that our shareholders will be able to sell their shares at or above the price at which they acquired shares.

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

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more before the end of our 2024 fiscal year and that remain unresolved.

Item 1C.	Cybersecurity

Risk Management and Strategy

Our enterprise risk management program is designed to identify, assess, and mitigate risks across various aspects of our company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program given the increasing reliance on technology and potential of cyber threats. Our Chief Information Security Officer (the "CISO") is primarily responsible for this cybersecurity component and is a key member of the risk management organization, reporting directly to the Senior Management Team (“SMT”) and our Tech Oversight Committee. Our Tech Oversight Committee includes members of our Board and management. Our CISO has served in this capacity for more than a decade and maintains multiple certifications issued by the Information Systems Audit and Control Association ("ISACA") and the SANS Institute. As part of our overall enterprise risk management program, we maintain both an Information & Cyber Security Program Policy (“ICSPP”) and Information & Cyber Security Incident Response Policy (“ICSIRP”).

Our ICSPP is overseen by the SMT, which is responsible for designating the CISO. The CISO is responsible for leading company-wide cybersecurity strategy, policy, standards, architecture, and processes. The CISO is charged with all logical security related matters, which include but are not limited to, PC/server security, network security, internet security, and database and application security. Our ICSIRP is based on applicable federal and state laws as well as cybersecurity incident response best practices. The purpose of the ICSIRP is to define procedures for reporting and responding to cybersecurity incidents. It creates objectives for actionable procedures that can be measured, evaluated, scaled and revised as necessary for each specific incident. These objectives include maximizing the effectiveness of our company's operations through an established plan of action and assigning responsibilities to appropriate personnel and/or third-party contractors.

Our company has engaged a third-party managed detection and response company to monitor the security of our information systems around-the-clock, including intrusion detection and response, and to provide instantaneous alerting should a cybersecurity event occur. If a cybersecurity threat or cybersecurity incident is identified through our company's information systems, the CISO and Incident Response Team (“IRT”) will take immediate steps to mitigate the threat and assess any damages. Upon report from the CISO, the SMT will evaluate the materiality of the cybersecurity threat or cybersecurity incident to determine if any public disclosures are required under the Security and Exchange Commission’s cybersecurity disclosure rule. If deemed necessary, third-party consultants, legal counsel, and assessors will be engaged to evaluate the materiality assessment.

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

Governance

Our company recognizes the importance of safeguarding company and customer information. Therefore, the Board of Directors recognizes that the protection of this information ranks as one of our highest priorities. The Board of Directors is responsible for reviewing and approving the ICSPP and ICSIRP at least annually and monitoring material risks facing our company. The Board recently added a member who possesses specialized expertise in cybersecurity matters. Director Sara A. Schmidt currently serves as chief information security officer for US Foods and executive sponsor of the West Michigan Cyber Security Consortium.

The Board has tasked the SMT with overseeing efforts to develop, implement and maintain an effective information and cybersecurity program. The SMT designates the CISO who also serves as the IRT leader. As part of its oversight responsibilities, the Board of Directors is responsible for discussing with the SMT our company’s major risk exposures, such as cybersecurity, and the steps management has taken to monitor and control those exposures, including our risk assessment and risk management policies. The Board of Directors also monitors our compliance with legal and regulatory requirements and the risks associated therewith. On a regular basis, our Tech Oversight Committee reviews with the SMT significant areas of risk exposure involving cybersecurity.

At the direction of the SMT, the CISO and IRT monitor internal and external cybersecurity threats and review and revise our company’s cybersecurity defenses on an ongoing basis. The CISO, together with other members of the IRT, bring a wealth of expertise to their respective roles, including expertise in security technologies; designing and implementing security strategies; security standards such as NIST, ISO, COBIT and ITIL; and risk management and incident response. The CISO prepares reports on IT general controls and cybersecurity metrics for the SMT and Tech Oversight Committee periodically. The Board of Directors meets with the CISO periodically to discuss cybersecurity.

Item 2.	Properties.

Our headquarters is located in our bank’s main office facility in Grand Rapids, Michigan. Our bank operates 43 banking offices primarily concentrated throughout Western and Central Michigan, most of which are full-service facilities. We also have banking offices located in the metropolitan Detroit, Michigan area, Traverse City, Michigan, Petoskey, Michigan, Saginaw, Michigan, and Midland, Michigan. We have larger banking facilities in Kalamazoo, Lansing, Mt. Pleasant and West Branch. The remaining banking offices generally range in size from 1,200 to 3,200 square feet, based on the location and number of employees located at the facility. All of our banking offices are owned by our bank except for ten that are rented under various operating lease agreements. In addition, certain functions operate out of our standalone facility located in Alma, Michigan.

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

Market Information and Holders

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MBWM.” At February 28, 2025, there were approximately 1,200 record holders of our common stock. In addition, we estimate that there were approximately 7,000 beneficial owners of our common stock who own their shares through brokers or banks.

Dividend Policy

The following table shows the high and low sales prices for our common stock as reported by the Nasdaq Global Select Market for the periods indicated and the quarterly cash dividends paid by us during those periods.

	High	Low	Dividend
2024
First Quarter	$42.82	$34.25	$0.35
Second Quarter	41.11	33.46	0.35
Third Quarter	51.21	38.02	0.36
Fourth Quarter	52.98	40.85	0.36

2023
First Quarter	$37.00	$29.39	$0.33
Second Quarter	31.56	23.89	0.33
Third Quarter	36.73	26.95	0.34
Fourth Quarter	41.93	30.12	0.34

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

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on our financial statements. Our ability to pay cash and stock dividends or repurchase equity securities is subject to limitations under various laws and regulations and to prudent and sound banking practices.

On January 11, 2024, our Board of Directors declared a cash dividend on our common stock in the amount of $0.35 per share that was paid on March 13, 2024 to shareholders of record as of March 1, 2024. On April 11, 2024, our Board of Directors declared a cash dividend on our common stock in the amount of $0.35 per share that was paid on June 19, 2024 to shareholders of record as of June 7, 2024. On July 11, 2024, our Board of Directors declared a cash dividend on our common stock in the amount of $0.36 per share that was paid on September 18, 2024 to shareholders of record as of September 6, 2024. On October 10, 2024, our Board of Directors declared a cash dividend on our common stock in the amount of $0.36 per share that was paid on December 18, 2024 to shareholders of record as of December 6, 2024.

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

On January 16, 2025, our Board of Directors declared a cash dividend on our common stock in the amount of $0.37 per share that will be paid on March 19, 2025 to shareholders of record as of March 7, 2025.

Issuer Purchases of Equity Securities

On May 27, 2021, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions, our capital position, financial performance and alternative uses of capital, and applicable legal requirements. The program may be discontinued at any time. No shares were repurchased during 2023 or 2024. Historically, stock repurchases have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank. As of December 31, 2024, repurchases aggregating $6.8 million were available to be made under the current repurchase program.

Repurchases made during the fourth quarter of 2024 are detailed in the table below. The approximate dollar value that may yet be purchased under the plans or programs is presented in thousands.

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

Shareholder Return Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock (based on the last reported sales price of the respective year) with the cumulative total return of the Nasdaq Composite Index and the KBW Nasdaq Bank Index from December 31, 2019 through December 31, 2024. The following is based on an investment of $100 on December 31, 2019 in our common stock, the Nasdaq Composite Index and the KBW Nasdaq Bank Index, with dividends reinvested where applicable.

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Mercantile Bank Corporation	100.00	77.96	104.30	103.42	130.12	148.38
NASDAQ Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
KBW NASDAQ Bank Index	100.00	89.69	124.06	97.52	96.65	132.60

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis included in this Annual Report is incorporated here by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information under the heading “Market Risk Analysis” included in this Annual Report is incorporated here by reference.

Item 8.	Financial Statements and Supplementary Data.

The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firms included in this Annual Report are incorporated here by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

As of December 31, 2024, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2024.

There have been no significant changes in our internal control over financial reporting during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. Refer to page F-27 for management’s report. The Reports of the Independent Registered Public Accounting Firms included in this Annual Report are incorporated here by reference.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information presented under the captions “Information About Our Directors,” “Information About Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance – Code of Ethics and Insider Trading Policy”, and "Board Committees -- Audit Committee" in the definitive Proxy Statement of Mercantile Bank Corporation for our May 22, 2025 Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission before April 30, 2025, is incorporated here by reference.

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

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2024, relating to compensation plans under which equity securities are authorized for issuance.

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be	Weighted-	under equity
	issued upon	average	compensation
	exercise of	exercise price	plans
	outstanding	of outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category	rights	rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0	383,133	(1)

Equity compensation plans not approved by security holders	0	$0	0

Total	0	$0	383,133

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

The information presented under the caption “Audit Committee Matters -- Principal Accountant Fees and Services” in the Proxy Statement is incorporated here by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)     Financial Statements. The following financial statements and reports of the independent registered public accounting firms of Mercantile Bank Corporation and its subsidiaries are filed as part of this report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets --- December 31, 2024 and 2023

Consolidated Statements of Income for each of the three years in the period ended December 31, 2024

Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2024

Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2024

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2024

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

None.

MERCANTILE BANK CORPORATION

FINANCIAL INFORMATION

December 31, 2024 and 2023

MERCANTILE BANK CORPORATION

FINANCIAL INFORMATION

December 31, 2024 and 2023

CONTENTS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	F-3

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS (PCAOB ID 166, PLANTE & MORAN, PLLC, GRAND RAPIDS, MICHIGAN) (PCAOB ID 243, BDO USA, P.C., GRAND RAPIDS, MICHIGAN)	F-23

REPORT BY MERCANTILE BANK CORPORATION’S MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING	F-27

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS	F-28

CONSOLIDATED STATEMENTS OF INCOME	F-29

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	F-30

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY	F-31

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-36

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion and other portions of this Annual Report contain forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates, and projections about the financial services industry, the economy, and our company. Words such as “anticipates,” “believes,” "could," “estimates,” “expects,” “intends,” “plans,” “projects,” “indicates,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

Future Factors include, among others, adverse changes in interest rates and interest rate relationships; increasing rates of inflation and slower growth rates; significant declines in the value of commercial real estate; market volatility; demand for products and services; climate impacts; labor markets; the degree of competition by traditional and non-traditional financial services companies; changes in banking regulation or actions by bank regulators; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; potential cyber-attacks, information security breaches, and other criminal activities; litigation liabilities; governmental and regulatory policy changes; the outcomes of existing or future contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; damage to our reputation resulting from adverse publicity, regulatory actions, litigation, operational failures, and the failure to meet client expectations and other facts; changes in the national and local economies, and unstable political and economic environments; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2024. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

CLIMATE CHANGE

The potential impact of climate changes on our operations and the needs of our customers remains uncertain. Scientists have proposed that the impacts of climate change could include changes in rainfall patterns, water shortages, changes to the water levels of lakes and other bodies of water, changing storm patterns and intensities, and changing temperature levels. These changes could be severe and vary by geographic location. Climate change may also affect the occurrence of certain natural events, the incidence and severity of which are inherently unpredictable, and may impact our borrowers or the value of our loan collateral.

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE MATTERS

Our Sustainability Committee supports our ongoing commitment to environmental, health and safety, corporate social responsibility, corporate governance, sustainability, and other public policy matters relevant to our organization. The Sustainability Committee is a cross-functional management committee, with oversight from the Governance and Nominating Committee and the Board of Directors, that assists us in: (1) setting general strategies relating to ESG matters; (2) developing, implementing, and monitoring initiatives and policies based on those strategies; (3) recommending communications with employees, investors, and shareholders with respect to ESG matters; and (4) monitoring and assessing developments relating to, and improving our understanding of, ESG matters. The committee met three times during 2024. Highlights for 2024 included expanding the impact of Mercantile Community Partners LLC to facilitate low-income housing tax credits, the completion and posting of the 2024 Corporate Sustainability Report, hiring a fulltime Director of Enterprise Excellence at the end of 2024 to oversee all ongoing ESG and sustainability efforts, implementation of a sustainability reporting platform, increased support of first-time home buyers mortgage programs, and over 27,500 hours of volunteering in the community completed by employees. Our bank maintains a Clawback Policy; an Insider Trading Policy; Code of Ethics; Corporate Governance Guidelines; an Anti-Bribery and Anti-Corruption Policy; an Anti-Money Laundering, Bank Secrecy Act, Customer Identification and Due Diligence Programs Letter; Vendor and Supplier Code of Conduct; Environmental Policy; Human Rights Policy; and Supplier Diversity Program Policy; these policies are reviewed and approved by our Board of Directors at least annually and can be found on our website.

FINANCIAL OVERVIEW

We recorded net income of $79.6 million, or $4.93 per basic and diluted share, for 2024, compared with net income of $82.2 million, or $5.13 per basic and diluted share, for 2023.  While noninterest income increased during 2024, net income was negatively impacted by expected lower net interest income and higher noninterest expenses.

Commercial loans increased $292 million, or approximately 9%, during 2024.  Multi-family and residential rental property loans were up $143 million, nonowner-occupied commercial real estate (“CRE”) loans grew $92.7 million, commercial and industrial loans increased $32.7 million, and owner-occupied CRE loans were up $31.2 million, while vacant land, land development, and residential construction loans decreased $7.8 million.  As a percentage of total commercial loans, commercial and industrial loans and owner-occupied CRE loans combined equaled 54.9% at December 31, 2024, compared to 57.7% at year-end 2023.  The new commercial loan pipeline remains strong, and at December 31, 2024, we had $245 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase.

Residential mortgage loans decreased $9.8 million, or approximately 1%, during 2024.  Residential mortgage loan originations totaled $485 million during 2024, compared to $386 million in 2023.  Approximately 78% of the residential mortgage loans originated during 2024 were done so with the intent to sell, compared to about 53% in 2023.  The increases in volume of loans originated and percentage of loans sold had a positive impact on mortgage banking income.

The overall quality of our loan portfolio remains strong, with nonperforming loans equaling 0.12% of total loans as of December 31, 2024.  Accruing loans past due 30 to 89 days remain low, with little foreclosed property activity throughout 2024.  Loan charge-offs totaled $3.8 million during 2024, while recoveries of prior period loan charge-offs totaled $0.9 million, providing for net loan charge-offs of $2.9 million, or 0.06% of average total loans, for the year.

Interest-earning deposits, a vast majority of which is comprised of funds on deposit with the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate risk sensitivity.  The average balance of these funds equaled $237 million during 2024, compared to $107 million in 2023.  The higher average balance primarily reflects an increase in deposits associated with our strategic initiative to lower the loan-to-deposit ratio.

Total deposits increased $797 million during 2024, providing for a growth rate of approximately 20%.  A majority of the growth was in money market and time deposit products.  Federal Home Loan Bank of Indianapolis (“FHLBI”) advances declined $80.8 million during 2024.  Wholesale funds, comprised of out-of-area deposits and FHLBI advances, totaled $537 million, or about 10% of total funds, as of December 31, 2024.

Net interest income decreased $2.5 million during 2024 compared to 2023.  Interest income was up $50.1 million, in large part reflecting $569 million of growth in average earning assets and a 34 basis point increase in the yield on average earning assets.  Interest expense was up $52.6 million, primarily reflecting $699 million growth in average interest-bearing liabilities and a 91 basis point increase in the cost of interest-bearing liabilities.

We recorded a credit loss provision expense of $7.4 million during 2024, compared to $7.7 million during 2023.  The provision expense recorded during 2024 was generally necessitated by increased required reserve levels stemming from loan growth, slower residential mortgage loan prepayment speeds and specific allocations for two nonperforming nonreal-estate-related commercial loan relationships.

Noninterest income increased $8.2 million during 2024 compared to 2023, primarily reflecting higher mortgage banking income and service charges on deposit accounts, the latter stemming from growth in treasury management fees.  Growth in payroll service income and revenue associated with a private equity investment also benefited noninterest income during 2024, as well as benefit claims on bank owned life insurance policies.

Noninterest expense increased $10.5 million during 2024 compared to 2023.  Aggregate salary and benefit costs grew $9.1 million, primarily reflecting annual merit pay increases, market adjustments, higher bonus/incentive accruals and residential mortgage lender commissions, lower residential mortgage loan deferred salary costs and increased medical insurance expenses. Increased data processing costs were also recorded during 2024, largely reflecting higher transaction volumes and software support costs, along with the introduction of new treasury management products and services.

FINANCIAL CONDITION

Our total assets increased $699 million during 2024, and totaled $6.05 billion as of December 31, 2024.  Total loans increased $297 million, securities available for sale were up $113 million and interest-earning deposits grew $276 million.  Total deposits increased $797 million and shareholders’ equity grew $62.4 million, while securities sold under agreements to repurchase (“sweep accounts) decreased $108 million and FHLBI advances declined $80.8 million.

Earning Assets

Average earning assets equaled 94.4% of average total assets during both 2024 and 2023.  The loan portfolio continued to comprise a majority of earning assets, followed by securities and interest-earning deposits.  Average total loans equaled 82.9% of average earning assets during 2024, compared to 84.7% in 2023, while average securities and interest-earning deposits comprised 12.7% and 4.4% of average earning assets during 2024 and 13.1% and 2.2% of average earning assets during 2023, respectively.

Our loan portfolio has historically been primarily comprised of commercial loans.  Commercial loans increased $292 million, or approximately 9%, during 2024.  Multi-family and residential rental property loans were up $143 million, nonowner-occupied CRE loans grew $92.7 million, commercial and industrial loans increased $32.7 million, and owner-occupied CRE loans were up $31.2 million, while vacant land, land development, and residential construction loans decreased $7.8 million. As a percentage of total commercial loans, commercial and industrial loans and owner-occupied CRE loans combined equaled 54.9% at December 31, 2024, compared to 57.7% at year-end 2023.  We believe our commercial loan portfolio remains well diversified.

As of December 31, 2024, availability on commercial construction and development loans that are in the construction phase totaled $245 million, with most of the funds expected to be drawn over the next 12 to 18 months.  Our current pipeline reports indicate continued strong commercial loan funding opportunities in future periods, including $296 million in new lending commitments, a majority of which we expect to be accepted and funded over the next 12 to 18 months.  Our commercial lenders also report additional opportunities they are currently discussing with existing borrowers and potential new customers.  We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship, as well as concentration limits we established within our commercial loan portfolio.  Usage of existing commercial lines of credit was relatively stable during 2024 at approximately 42%, a small increase from 2023 but similar to our historical average.

Residential mortgage loans decreased $9.8 million, or approximately 1%, during 2024.  Residential mortgage loan originations totaled $485 million during 2024, compared to $386 million in 2023.  Approximately 78% of the residential mortgage loans originated during 2024 were done so with the intent to sell, compared to about 53% in 2023.  In mid-2023, we altered our residential mortgage loan pricing strategy to encourage borrowers to select fixed rate residential loan products that we could sell rather than selecting adjustable rate residential mortgage loan products that we had to fund on our balance sheet.  The strategy not only provided for less residential mortgage loans being funded on our balance sheet, but also resulted in higher mortgage banking income.  The increased volume of loans originated also benefited mortgage banking income.

Other consumer-related loans totaled $65.9 million, or 1.4% of total loans, at December 31, 2024.  We expect this loan portfolio segment to remain relatively steady in dollar amount but decline as a percent of total loans in future periods as the commercial loan segment grows.

The following table presents total loans outstanding as of December 31, 2024, according to scheduled repayments of principal on fixed rate loans and repricing frequency on variable rate loans. Floating rate commercial loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

	Less Than	One Through	Five Through
(Dollars in thousands)	One Year	Five Years	Fifteen Years	Total

Construction and land development	$493,943	$60,290	$23,428	$577,661
Real estate - residential properties	122,966	368,758	387,649	879,373
Real estate - multi-family properties	101,441	59,203	1,956	162,600
Real estate - commercial properties	1,199,248	470,710	57,174	1,727,132
Commercial and industrial	1,081,485	133,725	25,072	1,240,282
Consumer	3,083	8,985	1,665	13,733
Total loans	$3,002,166	$1,101,671	$496,944	$4,600,781

Fixed rate loans	$191,657	$720,696	$216,332	$1,128,685
Floating rate loans	2,810,509	380,975	280,612	3,472,096
Total loans	$3,002,166	$1,101,671	$496,944	$4,600,781

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

Nonperforming loans totaled $5.7 million, or 0.12% of total loans, as of December 31, 2024, compared to $3.4 million, or 0.08% of total loans, as of December 31, 2023.  Accruing loans past due 30 to 89 days remain low, with little foreclosed property activity throughout 2024.  The volume of nonperforming assets has remained under 0.3% of total assets since year-end 2015, and has averaged 0.1% over the past six years.  Given the low level of nonperforming loans and accruing loans 30 to 89 days delinquent, combined with what we believe are strong credit administration practices, we are pleased with the overall quality of the loan portfolio.

Loan charge-offs totaled $3.8 million during 2024, while recoveries of prior period loan charge-offs totaled $0.9 million, providing for net loan charge-offs of $2.9 million, or 0.06% of average total loans, for the year.  Loan charge-offs totaled $0.9 million during 2023, while recoveries of prior period loan charge-offs totaled $0.8 million, providing for net loan charge-offs of $0.1 million, or less than 0.01% of average total loans, for the year.  We continue our collection efforts on charged-off loans, and we expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

The following table reflects the composition of our allowance for credit losses, nonaccrual loans, and net charge-offs as of and for the year ended December 31, 2024.

(Dollars in thousands)	Allowance for Credit Losses	Total Loans	Allowance for Credit Losses to Total Loans	Nonaccrual Loans	Nonaccrual Loans to Total Loans	Allowance for Credit Losses to Nonaccrual Loans	Net Charge-Offs	Net Charge-Offs to Average Loans

Commercial:
Commercial and industrial	$11,165	$1,287,308	0.87%	$2,725	0.21%	409.72%	$3,385	0.27%
Vacant land, land development and residential construction	367	66,936	0.55	0	0	NA	(5)	(0.01)
Real estate – owner occupied	7,671	748,837	1.02	42	0.01	18,264.29	(171)	(0.02)
Real estate – non-owner occupied	10,919	1,128,404	0.97	0	0	NA	0	0
Real estate – multi-family and residential rental	3,667	475,819	0.77	0	0	NA	(15)	(0.00)
Total commercial	33,789	3,707,304	0.91	2,767	0.07	1,221.14	3,194	0.09
Retail:
1-4 family mortgages	18,702	827,597	2.26	2,975	0.36	628.64	(190)	(0.02)
Other consumer	1,936	65,880	2.94	0	0	NA	(144)	(0.25)
Total retail	20,638	893,477	2.31	2,975	0.33	693.71	(334)	(0.04)

Unallocated	27	NA	NA	NA	NA	NA	NA	NA
Total	$54,454	$4,600,781	1.18%	$5,742	0.12%	948.35%	$2,860	0.06%

The following table reflects the composition of our allowance for credit losses, nonaccrual loans, and net charge-offs as of and for the year ended December 31, 2023.

(Dollars in thousands)	Allowance for Credit Losses	Total Loans	Allowance for Credit Losses to Total Loans	Nonaccrual Loans	Nonaccrual Loans to Total Loans	Allowance for Credit Losses to Nonaccrual Loans	Net Charge-Offs	Net Charge-Offs to Average Loans

Commercial:
Commercial and industrial	$7,441	$1,254,586	0.59%	$249	0.02%	2,988.35%	$30	0.00%
Vacant land, land development and residential construction	384	74,753	0.51	0	0	NA	(35)	(0.05)
Real estate – owner occupied	7,186	717,667	1.00	70	0.01	10,265.71	(17)	(0.00)
Real estate – non-owner occupied	9,852	1,035,684	0.95	0	0	NA	0	0
Real estate – multi-family and residential rental	3,184	332,609	0.96	0	0	NA	(26)	(0.01)
Total commercial	28,047	3,415,299	0.82	319	0.01	8,792.16	(48)	(0.00)
Retail:
1-4 family mortgages	18,986	837,406	2.27	3,096	0.37	613.24	(18)	(0.00)
Other consumer	2,881	51,053	5.64	0	0	NA	98	0.19
Total retail	21,867	888,459	2.46	3,096	0.35	706.30	80	0.01

Unallocated	0	NA	NA	NA	NA	NA	NA	NA
Total	$49,914	$4,303,758	1.16%	$3,415	0.08%	1,461.61%	$32	0.00%

The following table reflects the composition of our allowance for loan losses, nonaccrual loans, and net charge-offs as of and for the year ended December 31, 2022.

(Dollars in thousands)	Allowance for Credit Losses	Total Loans	Allowance for Credit Losses to Total Loans	Nonaccrual Loans	Nonaccrual Loans to Total Loans	Allowance for Credit Losses to Nonaccrual Loans	Net Charge-Offs	Net Charge-Offs to Average Loans

Commercial:
Commercial and industrial	$10,203	$1,185,083	0.86%	$6,024	0.51%	169.37%	$(46)	(0.00)%
Vacant land, land development and residential construction	490	61,873	0.79	0	0	NA	25	0.05
Real estate – owner occupied	5,914	639,192	0.93	248	0.04	2,384.68	(51)	(0.01)
Real estate – non-owner occupied	9,242	979,214	0.94	0	0	NA	0	0
Real estate – multi-family and residential rental	2,191	266,468	0.82	0	0	NA	(43)	(0.02)
Total commercial	28,040	3,131,830	0.90	6,272	0.20	447.07	(115)	(0.00)
Retail:
1-4 family mortgages	14,027	755,036	1.86	1,456	0.19	963.39	(562)	(0.09)
Home equity and other	160	29,753	0.54	0	0	NA	(56)	(0.19)
Total retail	14,187	784,789	1.81	1,456	0.19	974.38	(618)	(0.05)

Unallocated	19	NA	NA	NA	NA	NA	NA	NA
Total	$42,246	$3,916,619	1.08%	$7,728	0.20%	546.66%	$(733)	(0.02)%

The following table depicts the ratio of our allowance to nonperforming loans:

	12/31/24	12/31/23	12/31/22
Ratio of allowance to nonperforming loans	948.3%	1,461.7%	546.7%

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

The allowance equaled $54.5 million, or 1.18% of total loans, and over 900% of nonperforming loans, as of December 31, 2024.  The allowance was comprised of $52.3 million in general reserves relating to performing loans and $2.2 million in specific reserves on other loans, primarily nonperforming loans, at year-end 2024.  Loans with an aggregate carrying value of $1.1 million as of December 31, 2024 had been subject to previous partial charge-offs aggregating $4.0 million over the past several years, including $3.8 million during 2024.  As of December 31, 2024, there were no specific reserves allocated to loans that had been subject to a previous partial charge-off.

Although we believe the allowance is adequate to absorb loan losses in our originated loan portfolio as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Securities available for sale increased $113 million during 2024, totaling $730 million as of December 31, 2024.  Purchases of U.S. Government agency bonds during 2024 aggregated $143 million, while proceeds from matured U.S. Government agency bonds totaled $44.0 million.  There were no purchases of U.S. Government agency guaranteed mortgage-backed securities during 2024; principal paydowns on U.S. Government agency guaranteed mortgage-backed securities totaled $3.4 million.  Purchases of municipal bonds totaled $31.1 million during 2024; proceeds from matured municipal bonds totaled $14.4 million.  At December 31, 2024, the portfolio was primarily comprised of U.S. Government agency bonds (68%), municipal bonds (29%), and U.S. Government agency guaranteed mortgage-backed securities (3%).  All of our securities are currently designated as available for sale and are therefore stated at fair value. The fair value of securities designated as available for sale at December 31, 2024 totaled $730 million, including a net unrealized loss of $63.1 million.  The net unrealized loss equaled $63.9 million as of December 31, 2023.  After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that the unrealized losses were due to changing interest rate environments.  We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations.  In addition, the securities portfolio serves a primary interest rate risk management function.  We expect upcoming purchases to generally consist of U.S. Government agency and municipal bonds, with the securities portfolio maintained at about 12% to 15% of total assets.

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

FHLBI stock totaled $21.5 million as of December 31, 2024, unchanged from December 31, 2023.  Our investment in FHLBI stock is necessary to engage in their advance and other financing programs.  We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

The following table shows by class of maturities as of December 31, 2024 the amounts and weighted average yields (on a fully taxable-equivalent basis) of investment securities:

	Carrying	Average
(Dollars in thousands)	Value	Yield
Obligations of U.S. Government agencies:
One year or less	$46,902	0.74%
Over one through five years	236,304	1.91
Over five through ten years	202,066	2.82
Over ten years	10,309	4.28
	495,581	2.22
Obligations of states and political subdivisions:
One year or less	9,871	2.01
Over one through five years	68,316	2.60
Over five through ten years	79,742	3.08
Over ten years	50,974	4.40
	208,903	3.19

Mortgage-backed securities	25,368	2.13
Other investments	500	8.87

Totals	$730,352	2.50%

Interest-earning deposits, a vast majority of which is comprised of funds on deposit with the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate risk sensitivity.  The average balance of these funds equaled $237 million during 2024, compared to $107 million in 2023.  The higher average balance primarily reflects an increase in deposits associated with our strategic initiative to lower the loan-to-deposit ratio.

Non-Earning Assets

Cash and due from bank balances averaged 1.1% of total assets during 2024, similar to the average level during 2023, with no significant changes expected in future periods.  Net premises and equipment equaled $53.4 million at December 31, 2024, representing an increase of $2.5 million during 2024.  Aggregate investments in new and existing offices totaled $8.5 million, while depreciation expense aggregated $6.0 million.  We had no other real estate owned as of December 31, 2024.

Other assets equaled $148 million at December 31, 2024, reflecting an increase of $22.8 million from year-end 2023.  The growth is primarily associated with an aggregate $13.6 million increase in low-income housing and historical tax credit investments and a $7.0 million purchase of additional bank owned life insurance.

Source of Funds

Total deposits increased $797 million, or over 20%, during 2024, and totaled $4.70 billion at December 31, 2024.  Local deposits increased $816 million, while out-of-area deposits declined $18.7 million, during 2024.  Sweep accounts decreased $108 million, and FHLBI advances declined $80.8 million.  Wholesale funds, comprised of out-of-area deposits and FHLBI advances, totaled $537 million, or about 10% of total funds, as of December 31, 2024.

Money market, local time deposit and interest-bearing checking accounts increased $559 million, $178 million and $103 million, respectively, during 2024, largely reflecting growth in deposits from existing customers and initial deposits from new customers stemming from our strategic initiative to grow local deposits to lower the loan-to-deposit ratio.  Savings deposits declined $40.7 million, primarily reflecting transfers to higher-paying money market and time deposit products.  Noninterest-bearing checking accounts grew $16.9 million; however, that includes a business deposit of approximately $90 million made near the end of 2024 that was withdrawn in early 2025.  On an average basis, noninterest-bearing checking accounts declined $199 million during 2024 compared to 2023, largely reflecting transfers to higher-paying deposit accounts.

Uninsured deposits totaled approximately $2.5 billion, or about 54% of total deposits, as of December 31, 2024, compared to approximately $1.9 billion, or about 48% of total deposits, as of December 31, 2023.  The uninsured amounts are estimates based on the methodologies and assumptions we use for regulatory reporting requirements.  Our level of uninsured deposits, which has remained relatively stable as a percentage of total deposits, is generally higher than industry averages given our focus on commercial lending.

The balance of certificates of deposit exceeding the FDIC insured limit and their maturity profile as of December 31, 2024 are as follows:

(Dollars in thousands)
Up to three months	$140,465
Three months to six months	87,214
Six months to twelve months	204,484
Over twelve months	27,800

Total certificates of deposit	$459,963

Sweep accounts declined $108 million during 2024, totaling $122 million as of December 31, 2024.  The aggregate balance of this funding type can be subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances that several of the customers maintain.  In addition, we had one customer withdraw a large amount of funds near the end of 2024 that were returned in early 2025.  The average balance of sweep accounts equaled $225 million during 2024 with a high balance of $278 million and a low balance of $118 million.  Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts to overnight interest-bearing repurchase agreements.  Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance.  All of our sweep accounts are accounted for as secured borrowings.

FHLBI advances declined $80.8 million during 2024, totaling $387 million as of December 31, 2024.  Bullet advances aggregating $10.0 million were obtained during 2024, while bullet advance maturities aggregated $90.0 million.  Payments on amortizing advances totaled $0.8 million during 2024.  Bullet advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk, while amortizing advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amount and amortization structure of the underlying advances reflective of the associated commercial loans.  Advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on certain commercial real estate property loans, and substantially all other assets of our bank under a blanket lien arrangement.  Our borrowing line of credit at year-end 2024 totaled $1.0 billion, with remaining availability based on collateral of $634 million.

Shareholders’ equity increased $62.4 million during 2024, totaling $585 million as of December 31, 2024.  Positively impacting shareholders’ equity was net income of $79.6 million, while negatively affecting shareholders’ equity were cash dividends on our common stock totaling $22.5 million.  Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by a total of $4.6 million.  Positively impacting shareholders’ equity during 2024 was a $0.7 million decline in the after-tax net unrealized loss on available for sale securities.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED December 31, 2024 and 2023

Summary

We recorded net income of $79.6 million, or $4.93 per basic and diluted share, for 2024, compared to net income of $82.2 million, or $5.13 per basic and diluted share, for 2023. Diluted earnings per share decreased $0.20, or 3.9%, during 2024 compared to 2023.

The decrease in net income during 2024 compared to 2023 reflected increased noninterest expense and lower net interest income, which more than offset higher noninterest income and a reduced provision for credit losses.  Noninterest expense was up in 2024 primarily due to increased salary and benefit and data processing costs.  Net interest income declined during 2024 as growth in earning assets, most notably in loans, and a higher yield on earning assets were more than offset by growth in interest-bearing liabilities and an increased cost of funds.  The provision expense recorded during 2024 and 2023 included allocations necessitated by net loan growth, slower residential mortgage loan prepayment rates and the associated extended average life of the portfolio, and changes in environmental factors.  Individual allocations created for two deteriorated commercial loan relationships also contributed to the provision expense recorded during 2024.  Noninterest income increased significantly during 2024, largely reflecting growth in mortgage banking income, treasury management fees, bank owned life insurance income, and payroll services fees, along with revenue associated with an investment in a private equity fund.

Net Interest Income

Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings.  Interest income (adjusted for tax-exempt income) and interest expense totaled $321 million and $130 million, respectively, during 2024, providing for net interest income of $191 million.  During 2023, interest income and interest expense equaled $272 million and $77.8 million, respectively, providing for net interest income of $194 million.  In comparing 2024 with 2023, interest income increased 18.5%, interest expense was up 67.6%, and net interest income decreased 1.3%.  The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types and levels of assets and liabilities, the interest rate environment, interest rate risk, asset quality, liquidity, and customer behavior also impact net interest income as well as the net interest margin.  The $2.5 million decline in net interest income in 2024 compared to 2023 resulted from a decreased net interest margin, which more than offset an increase in earning assets, particularly in loans.

During 2024, the net interest margin equaled 3.58%, down from 4.05% during 2023 due to a higher cost of funds, which more than offset an increase in the yield on average earning assets.  The cost of funds rose from 1.63% in 2023 to 2.44% in 2024 mainly due to higher costs of deposits and borrowed funds, largely reflecting the impact of a rising interest rate environment.  A change in funding mix, primarily consisting of a decrease in average noninterest-bearing and lower-cost deposits and an increase in average higher-cost money market accounts and time deposits, also contributed to the higher cost of funds.  The increases in money market accounts and time deposits stemmed from new deposit relationships, growth in existing deposit relationships, and deposit migration.  The yield on average earning assets was 6.02% during 2024, an increase from 5.68% during the prior year.  The higher yield primarily resulted from an increased yield on loans.  The yield on loans was 6.61% during 2024, up from 6.25% during 2023 mainly due to higher interest rates on variable-rate commercial loans stemming from the Federal Reserve’s Federal Open Market Committee (“FOMC”) raising the targeted federal funds rate in an effort to reduce elevated inflation levels and a significant level of commercial loans being originated over the past 24 months in the higher interest rate environment.  The FOMC increased the targeted federal funds rate by 100 basis points during the period of February 2023 through July 2023, during which time average variable-rate commercial loans represented approximately 65% of average total commercial loans.  The positive impact of the rate hikes was partially mitigated by the FOMC’s lowering of the targeted federal funds rate by 100 basis points during the last four months of 2024.  An improved yield on securities, reflecting the increased interest rate environment, also contributed to the enhanced yield on average earning assets.  During 2024, earning assets averaged $5.35 billion, up $569 million, or 11.9%, from $4.78 billion during 2023.  Average loans increased $386 million, average interest-earning deposits were up $131 million, and average securities grew $52.6 million.

The following table depicts the average balance, interest earned and paid, and weighted average rate of our assets, liabilities, and shareholders’ equity during 2024, 2023, and 2022.  The subsequent table portrays the dollar amount of change in interest income and interest expense of interest-earning assets and interest-bearing liabilities, respectively, segregated between change due to volume and change due to rate.  Tax-exempt securities interest income and yield for 2024, 2023, and 2022 have been computed on a tax equivalent basis using a marginal tax rate of 21.0%. Securities interest income was increased by $0.2 million in 2024, 2023, and 2022 for this non-GAAP, but industry standard, adjustment. These adjustments equated to increases in our net interest margin of less than one basis point during all three years.

	Years ended December 31,
(Dollars in thousands)	2024			2023			2022
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Taxable securities	$522,102	$11,911	2.28%	$478,759	$9,041	1.89%	$486,093	$7,603	1.56%
Tax-exempt securities	157,313	4,363	2.77	148,082	3,903	2.64	127,272	2,974	2.34
Total securities	679,415	16,274	2.40	626,841	12,944	2.06	613,365	10,577	1.72

Loans	4,432,671	293,163	6.61	4,046,815	253,108	6.25	3,706,505	166,848	4.50
Interest-earning deposits	237,272	12,305	5.19	106,515	5,546	5.21	445,236	4,654	1.05
Total earning assets	5,349,358	321,742	6.02	4,780,171	271,598	5.68	4,765,106	182,079	3.82

Allowance for credit losses	(54,396)			(45,590)			(36,993)
Cash and due from banks	60,223			61,797			75,213
Other non-earning assets	312,470			267,315			251,466

Total assets	$5,667,655			$5,063,693			$5,054,792

Interest-bearing checking accounts	$666,814	$9,493	1.42%	$605,220	$5,740	0.95%	$518,357	$1,926	0.37%
Savings deposits	244,387	368	0.15	310,940	392	0.13	404,284	105	0.03
Money market accounts	1,279,559	50,596	3.95	899,927	29,149	3.24	888,047	4,071	0.46
Time deposits	867,391	40,938	4.72	567,988	20,163	3.55	385,338	3,935	1.02
Total interest-bearing deposits	3,058,151	101,395	3.32	2,384,075	55,444	2.33	2,196,026	10,037	0.46

Short-term borrowings	224,897	7,717	3.43	206,728	2,847	1.38	200,561	294	0.15
Federal Home Loan Bank advances	430,767	13,018	3.02	425,363	11,367	2.67	354,136	7,125	2.01
Other borrowings	140,352	8,286	5.90	139,195	8,155	5.86	137,737	6,139	4.46
Total interest-bearing liabilities	3,854,167	130,416	3.38	3,155,361	77,813	2.47	2,888,460	23,595	0.82

Noninterest checking accounts	1,174,082			1,372,840			1,694,857
Other liabilities	84,862			58,465			37,617
Total liabilities	5,113,111			4,586,666			4,620,934
Average equity	554,544			477,027			433,858
Total liabilities and equity	$5,667,655			$5,063,693			$5,054,792

Net interest income		$191,326			$193,785			$158,484
Rate spread			2.64%			3.21%			3.00%
Net interest margin			3.58%			4.05%			3.33%

	Years ended December 31,
(Dollars in thousands)	2024 over 2023			2023 over 2022
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income
Taxable securities	$2,870	$1,787	$1,083	$1,438	$(761)	$2,199
Tax exempt securities	460	(668)	1,128	929	1,260	(331)
Loans	40,055	24,998	15,057	86,260	16,457	69,803
Interest-earning deposits	6,759	6,781	(22)	892	(5,802)	6,694

Net change in tax-equivalent interest income	50,144	32,898	17,246	89,519	11,154	78,365

Increase (decrease) in interest expense
Interest-bearing checking deposits	3,753	634	3,119	3,814	372	3,442
Savings deposits	(24)	(92)	68	287	(30)	317
Money market accounts	21,447	14,079	7,368	25,078	55	25,023
Time deposits	20,775	12,784	7,991	16,228	2,607	13,621
Short-term borrowings	4,870	271	4,599	2,553	9	2,544
Federal Home Loan Bank advances	1,651	146	1,505	4,242	1,612	2,630
Other borrowings	131	68	63	2,016	66	1,950
Net change in interest expense	52,603	27,890	24,713	54,218	4,691	49,527

Net change in tax-equivalent net interest income	$(2,459)	$5,008	$(7,467)	$35,301	$6,463	$28,838

Interest income, which is primarily generated from the loan portfolio, increased $50.1 million during 2024 from that earned in 2023, totaling $321 million in 2024 compared to $272 million in 2023.  The increase in interest income is attributable to growth in, and a higher yield on, average earning assets.  During 2024 and 2023, earning assets had an average yield (tax equivalent-adjusted basis) of 6.02% and 5.68%, respectively.  The improved yield on average earning assets primarily resulted from an increased yield on loans, mainly reflecting higher interest rates on variable-rate commercial loans stemming from the previously mentioned FOMC rate hikes.   An enhanced yield on securities, reflecting the increased interest rate environment, also contributed to the improved yield on average earning assets.

Interest income generated from the loan portfolio increased $40.1 million in 2024 compared to the level earned in 2023.  Growth in the loan portfolio during 2024 resulted in a $25.0 million increase in interest income, while an upturn in loan yield from 6.25% in 2023 to 6.61% in 2024 resulted in a $15.1 million increase in interest income.  The higher yield on loans primarily resulted from an improved yield on commercial loans, which increased from 6.84% during 2023 to 7.13% during 2024 mainly due to the aforementioned FOMC rate increases and a significant level of commercial loans being originated in the past 24 months in the higher interest rate environment.  An improved yield on residential mortgage loans, reflecting the increasing interest rate environment, also contributed to the higher yield on loans.

Interest income generated from the securities portfolio increased $3.3 million in 2024 compared to the level earned in 2023.  A rise in the yield on securities from 2.06% during 2023 to 2.40% during 2024 resulted in a $2.2 million increase in interest income, while growth in the average balance of the securities portfolio during 2024 resulted in an increase in interest income of $1.1 million.  Reflecting a higher average balance, interest income on interest-earning deposits increased $6.8 million in 2024 from the level earned in 2023.  The growth in average securities and interest-earning deposits during 2024 compared to 2023 primarily reflected the success of our strategic initiatives to grow local deposits and decrease our loan-to-deposit ratio.

Interest expense is generated from interest-bearing deposits and borrowed funds.  Interest expense increased $52.6 million during 2024 from that expensed in 2023, totaling $130 million in 2024 compared to $77.8 million in 2023.  Growth in the average balance of interest-bearing liabilities during 2024 compared to 2023 resulted in a $27.9 million increase in interest expense, while a rise in the cost of these liabilities from 2.47% during 2023 to 3.38% during 2024 resulted in an increase in interest expense of $24.7 million.  During 2024, interest-bearing liabilities averaged $3.85 billion, representing an increase of $699 million, or 22.1%, from the $3.16 billion average during 2023; average interest-bearing deposits and borrowings were up $674 million and $24.7 million, respectively.  The higher average cost of interest-bearing liabilities mainly resulted from increased costs of deposit accounts.  An increased cost of borrowings, along with a change in interest-bearing liability mix, also contributed to the higher average cost of interest-bearing liabilities.  The cost of interest-bearing non-time deposit accounts increased from 1.94% during 2023 to 2.76% during 2024, primarily reflecting a change in mix, consisting of an increase in higher-paying money market accounts, and higher interest rates paid on business money market and checking accounts, reflecting the increased interest rate environment.  The cost of time deposits rose from 3.55% during 2023 to 4.72% during 2024 mainly due to higher rates paid on local time deposits, reflecting the increased interest rate environment.  The cost of borrowed funds increased from 2.90% during 2023 to 3.65% during 2024, primarily reflecting higher costs of sweep accounts and FHLBI advances stemming from the increased interest rate environment.  Average higher-cost money market accounts and time deposits represented an increased percentage of average interest-bearing liabilities during 2024 compared to 2023, with the growth in these deposits reflecting new deposit relationships, increases in existing deposit relationships, and deposit migration.

Growth in the average balance of interest-bearing non-time deposits during 2024 compared to 2023 resulted in a $14.6 million increase in interest expense, while a higher average rate paid on these deposits during 2024 equated to a $10.6 million increase in interest expense.  An increase in the average balance of time deposits during 2024 compared to 2023 resulted in a $12.8 million increase in interest expense, while a higher average rate paid on these deposits during 2024 resulted in an $8.0 million increase in interest expense.  A higher average rate paid on short-term borrowings during 2024 resulted in a $4.6 million increase in interest expense, while growth in the average balance of these borrowings equated to a $0.3 million increase in interest expense.  An increased average rate paid on FHLBI advances during 2024 resulted in a $1.5 million increase in interest expense, while growth in the average balance of advances resulted in a $0.2 million increase in interest expense.  The $0.1 million increase in interest expense on other borrowings resulted almost evenly from growth in, and a higher average rate paid on, these borrowings.

Provision for Credit Losses

Provisions for credit losses of $7.4 million and $7.7 million were recorded during 2024 and 2023, respectively.  The provision expense recorded during 2024 mainly reflected allocations necessitated by net loan growth, individual allocations made for two deteriorated commercial loan relationships, changes in qualitative factors, and an increased allocation stemming from slower prepayments speeds on residential mortgage loans, which were partially offset by lower loan loss rates.  The provision expense recorded during 2023 primarily reflected allocations necessitated by net loan growth, slower residential mortgage loan prepayment rates and the associated extended average life of the portfolio, and changes in environmental factors reflecting heightened inherent risk in the commercial construction loan portfolio. Sustained strength in loan quality metrics, including low levels of loan charge-offs, during 2024 and 2023 significantly mitigated the amount of additional reserves imposed by the previously mentioned factors. Economic forecasts were relatively stable during 2024 and 2023.

Noninterest Income

Noninterest income totaled $40.4 million during 2024, compared to $32.1 million during 2023.  Noninterest income during 2024 included bank owned life insurance death benefit claims and gains on the sales of other real estate owned totaling $0.7 million and $0.4, respectively, while noninterest income during 2023 included gains on the sales of other real estate owned totaling $0.4 million.  Excluding these transactions, noninterest income increased $7.5 million, or 23.8%, in 2024 compared to 2023.  The growth mainly reflected increases in mortgage banking income, treasury management fees, and payroll service fees, along with revenue generated from an investment in a private equity fund.  The higher level of mortgage banking income primarily resulted from increases in the percentage of loans originated with the intent to sell, which equaled approximately 78% in 2024 compared to approximately 53% in 2023, and total loan originations, which were up approximately 25% in 2024 compared to 2023.  The increase in treasury management fees in large part reflected customers’ expanded use of cash management products and services.  The growth in noninterest income related to these factors was partially offset by a decline in interest rate swap income mainly stemming from reduced borrower demand in light of shifting future interest rate expectations.  Credit and debit card income declined marginally in 2024 compared to 2023; when adjusting for the receipt of a one-time payment from our vendor in association with a contract renewal in 2023, credit and debit card income was up slightly in 2024.

Noninterest Expense

Noninterest expense during 2024 was $126 million, compared to $115 million during 2023.  Overhead costs during 2024 included contributions to The Mercantile Bank Foundation (the “Foundation”) totaling $1.7 million, while overhead costs during 2023 included contributions to the Foundation, a write-down of a former branch facility, and one-time employee benefit and facility-related costs totaling $1.8 million.  Excluding these transactions, the increase in noninterest expense during 2024 primarily resulted from larger salary and benefit costs, reflecting annual merit pay increases, market adjustments, higher residential mortgage lender commissions and incentives, lower residential mortgage loan deferred salary costs, an increased bonus accrual and associated payroll taxes, higher health insurance claims, and increased 401(k) matching contributions.  The increase in residential mortgage lender commissions and incentives mainly stemmed from a higher level of loan production.  Increased data processing costs, primarily reflecting higher transaction volume and software support costs, also contributed to the rise in noninterest expense during 2024.  A reduced credit reserve for unfunded loan commitments, along with lower levels of interest rate swap credit reserves and collateral holding costs, core deposit intangible asset amortization expense, and occupancy costs, during 2024 partially mitigated the increases in overhead costs noted above.  The decrease in occupancy costs mainly reflected lower building rent stemming from branch-related efficiency initiatives.

Federal Income Tax Expense

During 2024, we recorded income before federal income tax of $98.3 million and a federal income tax expense of $18.7 million, compared to income before federal income tax of $103 million and a federal income tax expense of $20.5 million during 2023.  The $1.8 million decrease in federal income tax expense in 2024 compared to 2023 primarily resulted from the lower level of income before federal income tax.  We recorded net benefits from investments in tax credit structures of $0.2 million and $0.1 million during 2024 and 2023, respectively.  The aforementioned bank owned life insurance death benefit claims, substantially all of which were nontaxable, positively impacted the effective tax rate in 2024.

CAPITAL RESOURCES

Shareholders’ equity increased $62.4 million during 2024, totaling $585 million as of December 31, 2024.  Positively impacting shareholders’ equity was net income of $79.6 million, while negatively affecting shareholders’ equity were cash dividends on our common stock totaling $22.5 million.  Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by a total of $4.6 million.  Positively impacting shareholders’ equity during 2024 was a $0.7 million decline in the after-tax net unrealized loss on available for sale securities.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.  As of December 31, 2024, our bank’s total risk-based capital ratio was 13.9%, compared to 13.4% at December 31, 2023.  Our bank’s total regulatory capital increased $64.7 million during 2024, primarily reflecting the net impact of net income totaling $89.6 million and cash dividends paid to us aggregating $29.1 million.  Our bank’s total risk-based capital ratio was also impacted by a $272 million increase in total risk-weighted assets, in large part reflecting growth within the commercial lending function.  As of December 31, 2024, our bank’s total regulatory capital equaled $759 million, or approximately $214 million in excess of the amount necessary to attain the 10.0% minimum total risk-based capital ratio, which is among the requirements to be categorized as “well capitalized.”

We maintain a stock repurchase program, which is discussed in Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report.

LIQUIDITY

Liquidity is measured by our ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and securities.  These funds are used to fund loans, meet deposit withdrawals, and operate our company.  Liquidity is essential to our business.  An inability to maintain sufficient funds through deposits, borrowings, the sales of assets, and other sources could have a material adverse effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general.  Liquidity is primarily achieved through local and out-of-area deposits and liquid assets such as securities available for sale, matured and called securities, federal funds sold, and interest-earning deposit balances.  Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.

To assist in providing needed funds, we have regularly obtained monies from wholesale funding sources.  Wholesale funds, comprised of deposits from customers outside of our market areas and advances from the FHLBI, totaled $537 million, or 10.3% of combined deposits and borrowed funds as of December 31, 2024, compared to $636 million, or 13.8% of combined deposits and borrowed funds, as of December 31, 2023.

Sweep accounts declined $108 million during 2024, totaling $122 million as of December 31, 2024.  The aggregate balance of this funding type can be subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances that several of the customers maintain.  In addition, we had one customer withdraw a large amount of funds near the end of 2024 that were returned in early 2025.  The average balance of sweep accounts equaled $225 million during 2024, with a high balance of $278 million and a low balance of $118 million.  Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts to overnight interest-bearing repurchase agreements.  Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance.  All of our sweep accounts are accounted for as secured borrowings.

Information regarding our repurchase agreements as of December 31, 2024 and during 2024 is as follows:

(Dollars in thousands)
Outstanding balance at December 31, 2024	$121,521
Weighted average interest rate at December 31, 2024	2.17%
Maximum daily balance twelve months ended December 31, 2024	$278,227
Average daily balance for twelve months ended December 31, 2024	$224,878
Weighted average interest rate for twelve months ended December 31, 2024	3.43%

FHLBI advances declined $80.8 million during 2024, totaling $387 million as of December 31, 2024.  Bullet advances aggregating $10.0 million were obtained during 2024, while bullet advance maturities aggregated $90.0 million.  Payments on amortizing advances totaled $0.8 million during 2024.  Bullet advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk, while amortizing advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amount and amortization structure of the underlying advances reflective of the associated commercial loans.  Advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on certain commercial real estate property loans, and substantially all other assets of our bank under a blanket lien arrangement.  Our borrowing line of credit at year-end 2024 totaled $1.0 billion, with remaining availability based on collateral of $634 million.

We also have the ability to borrow up to $70.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit; the average balance of these funds was less than $0.1 million during 2024.  In contrast, our interest-earning deposit account at the Federal Reserve Bank of Chicago averaged $221 million during 2024.  We have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago.  Based on pledged municipal bonds, we could have borrowed up to $153 million at December 31, 2024.  We have not utilized this line of credit in over 15 years, and we do not plan to access this line of credit in future periods.

The following table reflects, as of December 31, 2024, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
(Dollars in thousands)	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$3,741,150	$0	$0	$0	$3,741,150
Time Deposits	880,166	67,974	9,076	0	957,216
Short-term borrowings	121,521	0	0	0	121,521
Federal Home Loan Bank advances	80,862	181,838	102,001	22,382	387,083
Subordinated debentures	0	0	0	50,330	50,330
Subordinated notes	0	0	0	89,314	89,314
Other borrowed money	0	0	0	1,280	1,280
Premises and equipment leases	1,053	2,256	1,727	1,037	6,073

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit.  At December 31, 2024, we had a total of $2.07 billion in unfunded loan commitments and $26.5 million in unfunded standby letters of credit.  Of the total unfunded loan commitments, $1.78 billion were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $296 million were for loan commitments generally expected to be accepted and become funded within the next 12 to 18 months.  We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our liquidity management.

The following table depicts our loan commitments at the end of the past three years:

(Dollars in thousands)	12/31/24	12/31/23	12/31/22

Commercial unused lines of credit	$1,488,782	$1,557,429	$1,283,703
Unused lines of credit secured by 1-4 family residential properties	84,298	74,120	71,972
Credit card unused lines of credit	172,273	142,096	123,687
Other consumer unused lines of credit	33,892	50,063	75,747
Commitments to make loans	295,566	270,403	329,646
Standby letters of credit	26,491	19,393	23,539

Total	$2,101,302	$2,113,504	$1,908,294

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

Inflation risk is the risk that the values of assets or income from investments will be worth less in the future as inflation decreases the value of money.  During 2022 and 2023, there was a pronounced rise in inflation.  As a result, the FOMC significantly increased interest rates in an effort to combat inflation.  As inflation increased, the value of our investment securities, particularly those with fixed rates and longer maturities, declined.  In addition, inflation increased salary and benefit costs, as well as the costs of goods and services we use in our business operations, such as electricity and other utilities, which increased our noninterest expenses.  Furthermore, our customers were also affected by inflation and the rising costs of goods and services used in their households and businesses.

Inflationary pressures started to ease during 2024, prompting the FOMC to lower interest rates by an aggregate 100 basis points during the last four months of the year.  The lower interest rate environment positively impacted the value of our investment securities.  However, inflation levels remain above the FOMC’s stated goal and interest rates remain higher than they were prior to 2022.  Higher than traditional cost increases continue throughout the economy, but at lower levels than experienced in 2022 and 2023.

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

The following table depicts our GAP position as of December 31, 2024:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
(Dollars in thousands)	Months	Months	Years	Years	Total
Assets:
Loans (1)	$2,824,782	$177,385	$1,101,669	$496,945	$4,600,781
Securities available for sale (2)	7,465	49,998	306,376	366,513	730,352
Interest-earning deposits	331,519	500	4,000	0	336,019
Mortgage loans held for sale	15,824	0	0	0	15,824
Allowance for credit losses	0	0	0	0	(54,454)
Other assets	0	0	0	0	423,639
Total assets	$3,179,590	$227,883	$1,412,045	$863,458	$6,052,161

Liabilities:
Interest-bearing deposits	2,754,505	602,288	77,050	0	3,433,843
Short-term borrowings	121,521	0	0	0	121,521
Federal Home Loan Bank advances	20,862	60,000	283,838	22,383	387,083
Other borrowed money	51,610	0	89,314	0	140,924
Noninterest-bearing deposits	0	0	0	0	1,264,523
Other liabilities	0	0	0	0	119,741
Total liabilities	2,948,498	662,288	450,202	22,383	5,467,635
Shareholders' equity	0	0	0	0	584,526
Total liabilities & shareholders' equity	$2,948,498	$662,288	$450,202	$22,383	$6,052,161

Net asset (liability) GAP	$231,092	$(434,405)	$961,843	$841,075

Cumulative GAP	$231,092	$(203,313)	$758,530	$1,599,605

Percent of cumulative GAP to total assets	3.8%	(3.4)%	12.5%	26.4%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of December 31, 2024.

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

We conducted multiple simulations as of December 31, 2024, in which it was assumed that changes in market interest rates occurred ranging from up 300 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested dollar and percentage changes in net interest income over the next twelve months in comparison to the $222 million in net interest income projected using our balance sheet amounts and anticipated replacement rates as of December 31, 2024. The resulting estimates are generally within our policy parameters established to manage and monitor interest rate risk.

(Dollars in thousands)	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 400 basis points	$(33,000)	(14.9)%
Interest rates down 300 basis points	(21,500)	(9.7)
Interest rates down 200 basis points	(14,200)	(6.4)
Interest rates down 100 basis points	(6,800)	(3.1)
Interest rates up 100 basis points	7,000	3.2
Interest rates up 200 basis points	13,800	6.2
Interest rates up 300 basis points	20,300	9.1

In addition to changes in interest rates, the level of future net interest income is also dependent on a number of other variables, including: the growth, composition, and absolute levels of loans, deposits, and interest-earning deposits and interest-bearing liabilities; level of nonperforming assets; economic and competitive conditions; potential changes in lending, investing, and deposit gathering strategies; client preferences; and other factors.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Mercantile Bank Corporation

Grand Rapids, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mercantile Bank Corporation (the “Company”) as of December 31, 2024 and December 31, 2023, the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the  two-year period ended December 31, 2024, and the related notes (collectively referred to as the “ consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 3, 2025 expressed an unqualified opinion thereon.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Allowance for Credit Losses – General Reserve

As described in Notes 1 and 3 to the consolidated financial statements, management’s estimate of the allowance for credit losses (ACL) at December 31, 2024, includes a reserve on collectively evaluated loans. The reserve on collectively evaluated loans is based on the bank’s historical loss rate adjusted for changes in macroeconomic conditions and qualitative factors. The reserve is based on an institution-specific historical average loss rate applied over the remaining life of loans. During each reporting period, management considers the need to adjust the historical loss rates to reflect the extent to which they expect current conditions and reasonable and supportable economic forecasts to differ from the conditions that existed for the period over which the historical loss information was determined. Management’s adjustment for qualitative factors is based on the impact of changes in lending policies and procedures, changes in the nature and volume of the loan portfolio, changes in the experience, ability and depth of lending management and staff, changes in the volume and severity of past due loans, nonaccrual loans and adversely classified loans, changes in the quality of the credit review function, changes in the value of underlying collateral dependent loans, existence and effect of any concentrations of credit and any changes in such, effect of other factors such as competition and legal and regulatory requirements, and historical loss rate information.

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

March 3, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Mercantile Bank Corporation

Grand Rapids, Michigan

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting as of December 31, 2024 of Mercantile Bank Corporation (the "Company"), based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the criteria established in the COSO framework.

We also have audited the accompanying consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”), in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"). Our report dated March 3, 2025, expresses an unqualified opinion.

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

March 3, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Mercantile Bank Corporation

Grand Rapids, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying income and comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Management assessed the Company’s system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2024, Mercantile Bank Corporation maintained an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles based on those criteria.

The Company’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting as found on page F-25.

Mercantile Bank Corporation

/s/ Raymond E. Reitsma

Raymond E. Reitsma

President and Chief Executive Officer

/s/ Charles E. Christmas

Charles E. Christmas

Executive Vice President, Chief Financial Officer and Treasurer

MERCANTILE BANK CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2024 and 2023

(Dollars in thousands)	2024	2023
ASSETS
Cash and due from banks	$56,991	$70,408
Interest-earning deposits	336,019	60,125
Total cash and cash equivalents	393,010	130,533

Securities available for sale	730,352	617,092
Federal Home Loan Bank stock	21,513	21,513
Mortgage loans held for sale	15,824	18,607

Loans	4,600,781	4,303,758
Allowance for credit losses	(54,454)	(49,914)
Loans, net	4,546,327	4,253,844

Premises and equipment, net	53,427	50,928
Bank owned life insurance	93,839	85,668
Goodwill	49,473	49,473
Other assets	148,396	125,566

Total assets	$6,052,161	$5,353,224

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$1,264,523	$1,247,640
Interest-bearing	3,433,843	2,653,278
Total deposits	4,698,366	3,900,918

Securities sold under agreements to repurchase	121,521	229,734
Federal Home Loan Bank advances	387,083	467,910
Subordinated debentures	50,330	49,644
Subordinated notes	89,314	88,971
Accrued interest and other liabilities	121,021	93,902
Total liabilities	5,467,635	4,831,079

Commitments and contingent liabilities (Note 12)

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; 0 shares outstanding at December 31, 2024 and December 31, 2023	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,146,374 shares outstanding at December 31, 2024 and 16,125,662 shares outstanding at December 31, 2023	299,705	295,106
Retained earnings	334,646	277,526
Accumulated other comprehensive gain/(loss)	(49,825)	(50,487)
Total shareholders’ equity	584,526	522,145

Total liabilities and shareholders’ equity	$6,052,161	$5,353,224

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2024, 2023 and 2022

(Dollars in thousands, except per share data)	2024	2023	2022
Interest income
Loans, including fees	$293,163	$253,108	$166,848
Securities, taxable	11,911	9,041	7,603
Securities, tax-exempt	4,123	3,663	2,734
Interest-earning deposits	12,305	5,546	4,654
Total interest income	321,502	271,358	181,839

Interest expense
Deposits	101,395	55,444	10,037
Short-term borrowings	7,717	2,847	294
Federal Home Loan Bank advances	13,018	11,367	7,125
Subordinated debentures and other borrowings	8,286	8,155	6,139
Total interest expense	130,416	77,813	23,595

Net interest income	191,086	193,545	158,244

Provision for credit losses	7,400	7,700	6,550

Net interest income after provision for credit losses	183,686	185,845	151,694

Noninterest income
Service charges on deposit and sweep accounts	6,842	4,954	5,952
Mortgage banking activities	12,301	7,595	8,664
Credit and debit card fees	8,821	8,914	8,216
Interest rate swap program fees	3,210	3,946	3,488
Payroll processing	3,058	2,509	2,178
Earnings on bank owned life insurance	2,555	1,500	1,678
Other income	3,602	2,725	1,901
Total noninterest income	40,389	32,143	32,077

Noninterest expense
Salaries and benefits	77,924	68,801	65,124
Occupancy	8,643	9,150	8,362
Furniture and equipment rent, depreciation and maintenance	3,716	3,464	3,614
Data processing	13,772	11,618	12,359
Advertising	1,604	1,565	1,445
FDIC insurance costs	2,497	2,258	1,239
Charitable foundation contributions	1,708	666	1,514
Other expense	15,925	17,767	14,324
Total noninterest expense	125,789	115,289	107,981

Income before federal income tax expense	98,286	102,699	75,790

Federal income tax expense	18,693	20,482	14,727

Net income	$79,593	$82,217	$61,063

Earnings per common share:
Basic	$4.93	$5.13	$3.85
Diluted	$4.93	$5.13	$3.85

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2024, 2023 and 2022

(Dollars in thousands)	2024	2023	2022
Net income	$79,593	$82,217	$61,063

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	836	18,804	(77,990)
Total other comprehensive income (loss)	836	18,804	(77,990)
Tax effect of unrealized holding gains (losses) on securities available for sale	(174)	(3,950)	16,378
Total tax effect of other comprehensive income (loss)	(174)	(3,950)	16,378
Other comprehensive income (loss), net of tax effect	662	14,854	(61,612)

Comprehensive income (loss)	$80,255	$97,071	$(549)

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2024, 2023 and 2022

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

Years ended December 31, 2024, 2023 and 2022

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

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

Years ended December 31, 2024, 2023 and 2022

				Accumulated
				Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
(Dollars in thousands except per share amounts)	Stock	Stock	Earnings	Income/(Loss)	Equity

Balances, January 1, 2024	$0	$295,106	$277,526	$(50,487)	$522,145

Employee stock purchase plan (1,194 shares)		50			50

Dividend reinvestment plan (19,684 shares)		810			810

Stock grants to directors for retainer fees (11,316 shares)		423			423

Stock-based compensation expense		3,316			3,316

Cash dividends ($1.40 per common share)			(22,473)		(22,473)

Net income for 2024			79,593		79,593

Change in net unrealized gain/(loss) on securities available for sale, net of tax effect				662	662

Balances, December 31, 2024	$0	$299,705	$334,646	$(49,825)	$584,526

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2024, 2023 and 2022

(Dollars in thousands)	2024	2023	2022
Cash flows from operating activities
Net income	$79,593	$82,217	$61,063
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,505	11,496	12,945
Provision for credit losses	7,400	7,700	6,550
Deferred income tax benefit	(397)	(2,036)	(1,353)
Stock-based compensation expense	3,316	3,384	3,377
Stock grants to directors for retainer fees	423	350	359
Proceeds from sales of mortgage loans held for sale	384,784	196,217	237,779
Origination of mortgage loans held for sale	(370,201)	(204,727)	(217,030)
Net gain on sales of mortgage loans held for sale	(11,800)	(6,532)	(8,197)
Loss from sale of mortgage loans	112	0	0
Net gain from sales and valuation write-downs of foreclosed assets	(290)	(419)	(69)
Net (gain) loss from sale and write-downs on former bank premises	(83)	2	275
Net (gain) loss from sales and disposals of premises and equipment	13	471	(36)
Earnings on bank owned life insurance	(2,555)	(1,500)	(1,678)
Net (gain) loss on instruments designated at fair value and related derivatives	(203)	257	(45)
Net change in:
Accrued interest receivable	(1,595)	(4,330)	(6,165)
Other assets	(25,797)	(30,189)	(437)
Accrued interest and other liabilities	27,893	14,252	32,524
Net cash from operating activities	101,118	66,613	119,862

Cash flows from investing activities
Purchases of securities available for sale	(173,618)	(19,941)	(107,011)
Proceeds from maturities, calls and repayments of securities available for sale	61,777	24,142	17,984
Loan originations and payments, net	(309,834)	(387,283)	(462,427)
Proceeds from sale of mortgage loans	9,839	0	0
Proceeds from Federal Home Loan Bank stock redemption	0	0	281
Purchases of Federal Home Loan Bank stock	0	(3,792)	0
Purchases of bank owned life insurance	(7,000)	(3,500)	(4,500)
Proceeds from bank owned life insurance death benefits claim	1,357	0	628
Purchases of premises and equipment and lease activity	(8,530)	(6,687)	(3,017)
Proceeds from sales of former bank premises	283	598	2,994
Proceeds from sales of foreclosed assets	290	531	69
Net cash for investing activities	(425,436)	(395,932)	(554,999)

Cash flows from financing activities
Net (decrease) increase in time deposits	159,727	422,781	(57,189)
Net (decrease) increase in all other deposits	637,721	(234,674)	(313,193)
Net (decrease) increase in securities sold under agreements to repurchase	(108,213)	35,394	(3,123)
Proceeds from Federal Home Loan Bank advances	10,000	240,000	28,263
Maturities of Federal Home Loan Bank advances	(90,827)	(80,353)	(94,000)
Net proceeds from subordinated notes issuance	0	0	14,645
Proceeds from stock option exercises, net of cashless exercises	0	0	36
Employee stock purchase plan	50	45	45
Dividend reinvestment plan	810	891	867
Payment of cash dividends to common shareholders	(22,473)	(21,004)	(19,602)
Net cash (for) from financing activities	586,795	363,080	(443,251)

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31, 2024, 2023 and 2022

(Dollars in thousands)	2024	2023	2022

Net change in cash and cash equivalents	262,477	33,761	(878,388)
Cash and cash equivalents at beginning of period	130,533	96,772	975,160
Cash and cash equivalents at end of period	$393,010	$130,533	$96,772

Supplemental disclosures of cash flows information
Cash paid during the year for:
Interest	$129,228	$72,024	$21,765
Federal income taxes	21,400	24,850	11,200
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	0	112	0
Transfers from bank premises to other real estate owned	0	800	0
Transfers from premises and equipment to other assets	0	0	2,847

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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

Mercantile is a financial holding company whose principal activity is the ownership and management of our bank. Our bank is a community-based financial institution. Our bank’s primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial loans, residential mortgage loans, and instalment loans. Substantially all loans are secured by specific items of collateral, including business assets, real estate or consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by commercial or residential real estate. We have no material foreign loans or significant overdraft balances. Our bank’s loan accounts and retail deposits are primarily with customers located in the communities in which we have bank office locations. As an alternative source of funds, our bank has also issued certificates of deposit to depositors outside of its primary market areas.

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

Operating Segments: We conduct our operations through a single business segment, which derives interest and noninterest income through our banking products and services and investment securities. All of our income relates to our operations in the United States.

Pursuant to Financial Accounting Standards Codification 280, Segment Reporting, operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision makers in determining how to allocate resources and assessing performance.

Our chief operating decision makers, which include our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, evaluate interest and noninterest income streams and credit losses from our various products and services, while expense activities, including interest expense and noninterest expense, are managed, and financial performance is evaluated, on a Company-wide basis. As a result, detailed profitability information for each interest and noninterest income stream is not used by our chief operating decision makers to allocate resources or in assessing performance. Rather, our chief operating decision makers use consolidated net income to assess performance by comparing it to and monitoring against budgeted and prior year results. This information is used to manage resources to drive business and net income growth, including investment in key strategic priorities, as well as determine our ability to return capital to shareholders. Segment assets represent total assets on our Consolidated Balance Sheets and segment net income represents net income on our Consolidated Statements of Income.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for credit losses and the fair value measurements are particularly subject to change.

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

Changes in the allowance are recorded as provisions for (or reversal of) credit loss expense. Losses are charged against the allowance when the collectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2024, there was no allowance related to the available for sale debt securities portfolio.

Interest income includes amortization of purchase premiums and accretion of discounts. Premiums and discounts on securities are amortized or accreted on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Accrued interest receivable on available for sale debt securities totaling $3.6 million and $2.6 million at December 31, 2024 and 2023, respectively, was reported in other assets on the Consolidated Balance Sheets. Management has made the accounting policy election to exclude accrued interest receivable on available for sale securities from the estimate of credit losses as accrued interest is written off in a timely manner when deemed uncollectible.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Home Loan Bank Stock: Our bank owns stock of the Federal Home Loan Bank of Indianapolis ("FHLBI"). The FHLBI is a governmental sponsored entity that requires banks to invest in their nonmarketable stock as a condition of membership. FHLBI members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLBI stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. The ability to redeem the shares owned is dependent on the redemption practice of the FHLBI. Dividends are recorded in income on the ex-dividend date.

Loans: Loans that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding adjusted for partial charge-offs and the allowance, net of deferred loan fees and costs.  Interest income on loans is accrued over the term of the loans primarily using the simple interest method based on the principal balance outstanding. Accrued interest is included in other assets in the Consolidated Balance Sheets. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan or loan commitment period as an adjustment to the related loan yield.

Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Net unamortized deferred loan costs amounted to $2.2 million and $2.4 million at  December 31, 2024 and 2023, respectively.

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

Commercial Loan Participations: As part of our credit risk administration practices and to manage exposure limits, we engage in commercial loan participations with other financial institutions from time-to-time. In all instances, the commercial loans are participated at par with no loan yield adjustments; therefore, no gain or loss on sale, or servicing right, is recorded. We retain a large portion of the loan exposure and continue to service the lending relationship. Commercial loan participations aggregated $48.6 million and $46.7 million as of December 31, 2024 and 2023, respectively.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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

Year-end mortgage loans held for sale were as follows:

(Dollars in thousands)	2024	2023
Mortgage loans held for sale	$15,824	$18,607
Less: Allowance to adjust to lower of cost or market	0	0
Mortgage loans held for sale, net	$15,824	$18,607

Mortgage Loan Derivatives: We enter into forward contracts and interest rate lock commitments in the ordinary course of business, which are accounted for as derivatives. The derivatives are not designated as hedges and are carried at fair value. The net gain or loss on derivatives is included in mortgage banking activities in the Consolidated Statements of Income. The net balance of mortgage loan derivatives aggregated to an asset of $0.1 million at December 31, 2024 and a liability of less than $0.1 million as of December 31, 2023.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accounting for mortgage servicing rights is based on the class of mortgage servicing rights. We have identified four classes of mortgage servicing rights based on the initial term of the underlying mortgage loans: 10 years, 15 years, 20 years and 30 years. We distinguish between these classes based on the differing sensitivities to the change in value from changes in mortgage interest rates. Mortgage servicing rights are initially recorded at fair value, and then are accounted for using the amortization method. Netted against mortgage banking income, mortgage servicing rights amortization expense is reported as noninterest income in the Consolidated Statements of Income. Mortgage servicing rights amortization is determined by amortizing the mortgage servicing rights balance in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans.

Interest rate risk, prepayment risk and default risk are inherent in mortgage servicing rights valuations. Interest rate changes largely drive prepayment rates. Refinance activity generally increases as interest rates decline. A significant decrease in interest rates beyond expectation could cause a decline in the value of mortgage servicing rights. On the contrary, borrowers are less likely to refinance or prepay their mortgage loans if interest rates increase, which would extend the duration of the underlying mortgage loans and the associated mortgage servicing rights value would likely rise. Because of these risks, discount rates and prepayment speeds are used to estimate the fair value of mortgage servicing rights.

Troubled Debt Restructurings: The accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors was eliminated upon our adoption of ASU No. 2022-02 Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which was effective January 1, 2023. ASU No. 2022-02 eliminated troubled debt restructurings recognition and measurement guidance and, instead, requires that entities evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan.

In accordance with previous accounting guidance, loans modified as troubled debt restructurings were, by definition, considered to be impaired loans. Impairment for these loans were measured on a loan-by-loan basis. Certain loans modified as troubled debt restructurings may have been previously measured for impairment under a general allowance methodology (i.e., pooling), thus at the time the loan was modified as a troubled debt restructuring, the allowance may have been impacted by the difference between the results of these two measurement methodologies.  Loans modified as troubled debt restructurings that subsequently default were factored into the determination of the allowance in the same manner as other defaulted loans. Our bank has chosen to continue to individually assess loans previously identified as troubled debt restructurings for allowance for credit losses purposes; thus, there was no change to the allowance for credit losses upon adoption.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Credit Losses (“allowance”):  The allowance is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The allowance is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. Loans are charged-off against the allowance when we believe the uncollectibility of a loan balance is confirmed. The allowance is measured on a collective pool basis when similar risk characteristics exist and on an individual basis when a loan exhibits unique risk characteristics that differentiate the loan from other loans within the loan segments. Loan segments are further discussed in Note 3 - Loans and Allowance for Credit Losses.

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
December 31, 2024

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accrued interest receivable on loans totaling $17.3 million and $16.9 million as of December 31, 2024 and 2023, respectively, is included in other assets on the Consolidated Balance Sheets. We elected not to measure an allowance for accrued interest receivable and instead elected to reverse interest income on loans that are placed on nonaccrual status, which is generally when the loan becomes 90 days past due, or earlier if we believe the collection of interest is doubtful. We believe this policy results in the timely reversal of uncollectible interest.

Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on an internal watch list. Senior management and the Board of Directors review this list regularly. In some cases, we may determine that an individual loan exhibits unique risk characteristics that differentiate the loan from other loans within the loan segments. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific reserve allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed and collateral deficiencies, among other things.

For individually analyzed loans that are deemed to be collateral dependent loans, we adopted the practical expedient to measure the allowance based on the fair value of collateral. The allowance is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral and its recorded principal balance. If the fair value of the collateral exceeds the recorded principal balance, no allowance is required. Fair value estimates of collateral on individually analyzed loans, as well as on foreclosed and repossessed assets, are reviewed periodically. We also have a process in place to monitor whether value estimates at each quarter-end are reflective of current market conditions. Our credit policies establish criteria for obtaining appraisals and determining internal value estimates. We may also adjust outside and internal valuations based on identifiable trends within our markets, such as recent sales of similar properties or assets, listing prices and offers received. In addition, we may discount certain appraised and internal value estimates to address distressed market conditions.

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
December 31, 2024

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

Foreclosed Assets: Assets acquired through or in lieu of foreclosure are initially recorded at their estimated fair value net of estimated selling costs, establishing a new cost basis. If fair value subsequently declines, a valuation allowance is recorded through noninterest expense, as are collection and operating costs after acquisition. We had no foreclosed assets as of December 31, 2024. Foreclosed assets, included in other assets in the Consolidated Balance Sheets, totaled $0.2 million as of  December 31, 2023.

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

Goodwill: The acquisition method of accounting requires that assets and liabilities acquired in a business combination to be recorded at fair value as of the acquisition date. The valuation of assets and liabilities often involves estimates based on third-party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. This typically results in goodwill, the amount by which the cost of net assets acquired in a business combination exceeds their fair value, which is subject to impairment testing at least annually. We review goodwill for impairment on an annual basis as of October 1 or more often if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value. Based on our annual impairment analysis of goodwill as of October 1, it was determined that the fair value was in excess of its respective carrying value as of October 1, 2024; therefore, goodwill is considered not impaired.

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
December 31, 2024

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

Stock-Based Compensation: Compensation cost for equity-based awards is measured on the grant date based on the fair value of the award on that date and recognized over the requisite service period, net of estimated forfeitures. Fair value of stock option awards is estimated using a closed option valuation (Black-Scholes) model. Fair value of restricted stock awards is based upon the quoted market price of the common stock on the date of grant.

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

The following table depicts our sources of noninterest income presented in the Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022 that are scoped within Topic 606:

(Dollars in thousands)	2024	2023	2022

Service charges on deposit and sweep accounts	$6,842	$4,954	$5,952
Credit and debit card fees	8,821	8,914	8,216
Payroll processing	3,058	2,509	2,178
Customer service fees	797	801	852

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
December 31, 2024

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

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income and other comprehensive income (loss). Accumulated other comprehensive gain/(loss) includes unrealized gains and losses on securities available for sale. Accumulated other comprehensive gain/(loss) was comprised of the following as of  December 31, 2024, 2023 and 2022:

(Dollars in thousands)	2024	2023	2022

Unrealized gains (losses) on securities available for sale	$(63,070)	$(63,906)	$(82,710)
Tax effect	13,245	13,419	17,369
Accumulated other comprehensive gain/(loss)	$(49,825)	$(50,487)	$(65,341)

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivatives: Derivative financial instruments are recognized as assets or liabilities at fair value. The accounting for changes in the fair value of derivatives depends on the use of the derivatives and whether the derivatives qualify for hedge accounting. Used as part of our asset and liability management to help manage interest rate risk, our derivatives have historically generally consisted of interest rate swap agreements that qualified for hedge accounting. We do not use derivatives for trading purposes. Changes in the fair value of derivatives that are designated, for accounting purposes, as a hedge of the variability of cash flows to be received on various assets and liabilities and are effective are reported in other comprehensive income. They are later reclassified into earnings in the same periods during which the hedged transaction affects earnings and are included in the line item in which the hedged cash flows are recorded. If hedge accounting does not apply, changes in the fair value of derivatives are recognized immediately in current earnings as interest income or expense. We had no derivative instruments designated as hedges as of December 31, 2024 and 2023.

Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. We do not believe there are any such matters outstanding that would have a material effect on the financial statements.

Recent Accounting Changes Adopted: ASU No. 2023-07, Segment Reporting (Topic 323): Improvements to Reportable Segment Disclosures. This ASU enhances disclosures of significant segment expenses by requiring entities to disclose significant segment expenses regularly provided to the chief operating decision maker, extend certain annual disclosures to interim periods, and permit more than one measure of segment profit or loss to be reported under certain conditions. This ASU took effect for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We have adopted the standard and included the required disclosures in our financial statements.

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 2 – SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive gain/(loss) were as follows at year-end 2024 and 2023:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
2024
U.S. Government agency debt obligations	$542,676	$131	$(47,226)	$495,581
Mortgage-backed securities	31,696	4	(6,332)	25,368
Municipal general obligation bonds	187,484	513	(7,827)	180,170
Municipal revenue bonds	31,066	89	(2,422)	28,733
Other investments	500	0	0	500
	$793,422	$737	$(63,807)	$730,352
2023
U.S. Government agency debt obligations	$442,496	$0	$(52,000)	$390,496
Mortgage-backed securities	35,168	20	(5,715)	29,473
Municipal general obligation bonds	172,126	1,924	(6,190)	167,860
Municipal revenue bonds	30,708	262	(2,207)	28,763
Other investments	500	0	0	500
	$680,998	$2,206	$(66,112)	$617,092

Securities with unrealized losses at year-end 2024 and 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
2024
U.S. Government agency debt obligations	$113,942	$2,379	$361,171	$44,847	$475,113	$47,226
Mortgage-backed securities	194	1	24,865	6,331	25,059	6,332
Municipal general obligation bonds	63,387	1,117	92,153	6,710	155,540	7,827
Municipal revenue bonds	2,840	28	21,865	2,394	24,705	2,422
Other investments	0	0	0	0	0	0
	$180,363	$3,525	$500,054	$60,282	$680,417	$63,807
2023
U.S. Government agency debt obligations	$0	$0	$390,496	$52,000	$390,496	$52,000
Mortgage-backed securities	114	0	28,749	5,715	28,863	5,715
Municipal general obligation bonds	1,109	6	106,171	6,184	107,280	6,190
Municipal revenue bonds	1,506	8	20,602	2,199	22,108	2,207
Other investments	0	0	0	0	0	0
	$2,729	$14	$546,018	$66,098	$548,747	$66,112

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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

At December 31, 2024, 843 debt securities with estimated fair values totaling $680 million had unrealized losses aggregating $63.8 million. At December 31, 2023, 641 debt securities with estimated fair values totaling $549 million had unrealized losses aggregating $66.1 million. At December 31, 2024, unrealized losses aggregating $53.6 million were attributable to bonds issued or guaranteed by agencies of the U.S. federal government, while unrealized losses totaling $10.2 million were associated with bonds issued by state-based municipalities. After considering the issuers of the bonds and taking into account the fact that no municipal issuer had been subject to a credit rating downgrade by bond credit rating agencies, we determined that the unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to represent credit losses.

The amortized cost and fair values of debt securities at December 31, 2024, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$57,905	$56,773
Due from one to five years	325,614	304,620
Due from five to ten years	314,543	281,808
Due after ten years	63,164	61,283
Mortgage-backed securities	31,696	25,368
Other investments	500	500
	$793,422	$730,352

No securities were sold during the last three years.

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $219 million and $203 million at December 31, 2024 and December 31, 2023, respectively, with estimated market values of $209 million and $197 million at the respective dates. We had no securities issued by all other states and their political subdivisions as of December 31, 2024 or December 31, 2023. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $122 million and $230 million at December 31, 2024 and 2023, respectively. The carrying value of U.S. Government agency debt obligations that are pledged to secure specific customer deposits was $11.7 million as of December 31, 2024. We had no U.S. Government agency debt obligations pledged to specific customer deposits as of December 31, 2023. Investments in FHLBI stock are restricted and may only be resold to, or redeemed by, the issuer.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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

Our loan portfolio segments as of December 31, 2024 were as follows:

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

During 2023, we changed the segmentation of credit cards to business customers from other consumer loans to commercial and industrial loans. This division of the credit card balances was done to better align the risk characteristics of the portfolio, which include the customer type and source of repayment. Credit cards to business customers totaled $19.1 million and $17.8 million as of   December 31, 2024 and 2023, respectively. We also changed the segmentation of home equity lines of credit from 1-4 family mortgage loans to other consumer loans during the year ended December 31, 2023. Home equity lines of credit share many of the same risk characteristics of both segments, however, losses are primarily driven by a lack of underlying collateral value during distressed situations as many of the loans are in a second lien position, and thus, best segmented within the other consumer portfolio.  Home equity lines of credit totaled $52.0 million and $38.1 million as of December 31, 2024 and 2023, respectively.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Year-end loans disaggregated by class of loan within the loan portfolio segments were as follows:

					Percent
	December 31, 2024		December 31, 2023		Increase
(Dollars in thousands)	Balance	%	Balance	%	(Decrease)

Commercial:
Commercial and industrial	$1,287,308	28.0%	$1,254,586	29.2%	2.6%
Vacant land, land development, and residential construction	66,936	1.5	74,753	1.7	(10.5)
Real estate – owner occupied	748,837	16.3	717,667	16.7	4.3
Real estate – non-owner occupied	1,128,404	24.5	1,035,684	24.1	9.0
Real estate – multi-family and residential rental	475,819	10.3	332,609	7.7	43.1
Total commercial	3,707,304	80.6	3,415,299	79.4	8.5

Retail:
1-4 family mortgages	827,597	18.0	837,406	19.5	(1.2)
Other consumer loans	65,880	1.4	51,053	1.1	29.0
Total retail	893,477	19.4	888,459	20.6	0.6

Total loans	$4,600,781	100.0%	$4,303,758	100.0%	6.9%

Concentrations within the loan portfolio were as follows at year end:

	2024		2023
		Percentage		Percentage
		of		of
		Loan		Loan
(Dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Commercial real estate loans to lessors of non-residential buildings	$822,402	17.9%	$754,611	17.5%

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2024:

							Recorded
			Greater				Balance >
	30 – 59	60 – 89	Than 89				89
	Days	Days	Days	Total		Total	Days and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing

Commercial:
Commercial and industrial	$5	$0	$864	$869	$1,286,439	$1,287,308	$0
Vacant land, land development, and residential construction	12	0	0	12	66,924	66,936	0
Real estate – owner occupied	0	0	0	0	748,837	748,837	0
Real estate – non-owner occupied	0	0	0	0	1,128,404	1,128,404	0
Real estate – multi-family and residential rental	0	0	0	0	475,819	475,819	0
Total commercial	17	0	864	881	3,706,423	3,707,304	0

Retail:
1-4 family mortgages	2,365	713	182	3,260	824,337	827,597	0
Other consumer loans	112	0	0	112	65,768	65,880	0
Total retail	2,477	713	182	3,372	890,105	893,477	0

Total past due loans	$2,494	$713	$1,046	$4,253	$4,596,528	$4,600,781	$0

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Nonaccrual loans as of December 31, 2024 were as follows:

	Recorded
	Principal	Related
(Dollars in thousands)	Balance	Allowance
With no allowance recorded:
Commercial:
Commercial and industrial	$615	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	42	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	657	0

Retail:
1-4 family mortgages	1,167	0
Other consumer loans	0	0
Total retail	1,167	0

Total with no allowance recorded	$1,824	$0

With an allowance recorded:
Commercial:
Commercial and industrial	$2,110	$1,732
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	2,110	1,732

Retail:
1-4 family mortgages	1,808	402
Other consumer loans	0	0
Total retail	1,808	402

Total with an allowance recorded	$3,918	$2,134

Total nonaccrual loans:
Commercial	$2,767	$1,732
Retail	2,975	402
Total nonaccrual loans	$5,742	$2,134

Nonaccrual loans represent the entire balance of collateral dependent loans. As of December 31, 2024 and 2023, all collateral dependent loans were secured by real estate, with the exception of those classified as commercial and industrial, which were secured by accounts receivable, inventory, and equipment. Interest income recognized on nonaccrual loans totaled $0.3 million in 2024, $0.2 million in 2023 and less than $0.1 million in 2022, reflecting the collection of interest at the time of principal pay-off.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Nonaccrual loans as of  December 31, 2022 were as follows:

	Recorded
	Principal	Related
(Dollars in thousands)	Balance	Allowance
With no allowance recorded:
Commercial:
Commercial and industrial	$249	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	249	0

Retail:
1-4 family mortgages	1,064	0
Other consumer loans	0	0
Total retail	1,064	0

Total with no allowance recorded	$1,313	$0

With an allowance recorded:
Commercial:
Commercial and industrial	$5,775	$2,051
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	248	32
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	6,023	2,083

Retail:
1-4 family mortgages	392	200
Other consumer loans	0	0
Total retail	824	240

Total with an allowance recorded	$9,415	$2,283

Total nonaccrual loans:
Commercial	$6,272	$2,083
Retail	1,456	200
Total nonaccrual loans	$7,728	$2,283

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Credit Quality Indicators. We utilize a comprehensive grading system for our commercial loans. All commercial loans are graded on a ten grade rating system. The rating system utilizes standardized grade paradigms that analyze several critical factors such as cash flow, operating performance, financial condition, collateral, industry condition and management. All commercial loans are reviewed and graded at inception and, if appropriate, re-graded at various intervals thereafter. The risk assessment for retail loans is primarily based on the type of collateral.

Loans by credit quality indicators were as follows as of December 31, 2024:

Commercial credit exposure – credit risk profiled by internal credit risk grades:

		Commercial
		Vacant Land,			Commercial
		Land	Commercial	Commercial	Real Estate -
	Commercial	Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
(Dollars in thousands)	Industrial	Construction	Occupied	Occupied	Rental

Internal credit risk grade groupings:
Grades 1 – 4	$629,851	$25,191	$466,400	$432,244	$173,109
Grades 5 – 7	637,183	41,740	275,506	688,178	302,100
Grades 8 – 9	20,274	5	6,931	7,982	610
Total commercial	$1,287,308	$66,936	$748,837	$1,128,404	$475,819

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	1-4 Family	Other
(Dollars in thousands)	Mortgages	Consumer Loans

Performing	$824,622	$65,880
Nonperforming	2,975	0
Total retail	$827,597	$65,880

Loans by credit quality indicators were as follows as of December 31, 2023:

Commercial credit exposure – credit risk profiled by internal credit risk grades:

		Commercial
		Vacant Land,			Commercial
		Land	Commercial	Commercial	Real Estate -
	Commercial	Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
(Dollars in thousands)	Industrial	Construction	Occupied	Occupied	Rental

Internal credit risk grade groupings:
Grades 1 – 4	$724,156	$34,944	$468,339	$451,019	$172,455
Grades 5 – 7	505,807	39,719	248,802	573,771	147,903
Grades 8 – 9	24,623	90	526	10,894	12,251
Total commercial	$1,254,586	$74,753	$717,667	$1,035,684	$332,609

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	1-4 Family	Other
(Dollars in thousands)	Mortgages	Consumer Loans

Performing	$834,310	$51,053
Nonperforming	3,096	0
Total retail	$837,406	$51,053

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table reflects loan balances as of December 31, 2024 based on year of origination:

								Revolving	Grand
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Loans	Total
Commercial:
Commercial and Industrial:
Grades 1 – 4	$102,898	$68,536	$41,609	$47,534	$9,551	$8,412	$278,540	$351,311	$629,851
Grades 5 – 7	188,267	88,471	31,755	13,513	3,298	2,019	327,323	309,860	637,183
Grades 8 – 9	4,813	401	3,436	262	69	0	8,981	11,293	20,274
Total	$295,978	$157,408	$76,800	$61,309	$12,918	$10,431	$614,844	$672,464	$1,287,308
Current-period gross write-offs	$0	$0	$0	$0	$3,741	$0	$3,741	$9	$3,750

Vacant Land, Land Development and Residential Construction:
Grades 1 – 4	$18,536	$4,997	$610	$645	$177	$226	$25,191	$0	$25,191
Grades 5 – 7	31,692	7,681	1,855	49	0	463	41,740	0	41,740
Grades 8 – 9	0	5	0	0	0	0	5	0	5
Total	$50,228	$12,683	$2,465	$694	$177	$689	$66,936	$0	$66,936
Current-period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Owner Occupied:
Grades 1 – 4	$179,763	$84,641	$88,794	$75,702	$34,031	$3,469	$466,400	$0	$466,400
Grades 5 – 7	108,316	61,998	52,072	21,833	12,386	5,611	262,216	13,290	275,506
Grades 8 – 9	714	0	6,184	0	33	0	6,931	0	6,931
Total	$288,793	$146,639	$147,050	$97,535	$46,450	$9,080	$735,547	$13,290	$748,837
Current-period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Non-Owner Occupied:
Grades 1 – 4	$84,773	$79,911	$76,468	$93,034	$84,355	$13,703	$432,244	$0	$432,244
Grades 5 – 7	194,634	220,681	84,897	91,569	85,828	10,569	688,178	0	688,178
Grades 8 – 9	7,982	0	0	0	0	0	7,982	0	7,982
Total	$287,389	$300,592	$161,365	$184,603	$170,183	$24,272	$1,128,404	$0	$1,128,404
Current-period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Multi-Family and Residential Rental:
Grades 1 – 4	$16,271	$46,870	$10,107	$62,744	$33,337	$3,780	$173,109	$0	$173,109
Grades 5 – 7	81,919	174,468	32,506	4,559	5,626	2,985	302,063	37	302,100
Grades 8 – 9	47	0	0	0	563	0	610	0	610
Total	$98,237	$221,338	$42,613	$67,303	$39,526	$6,765	$475,782	$37	$475,819
Current-period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Total Commercial	$1,020,625	$838,660	$430,293	$411,444	$269,254	$51,237	$3,021,513	$685,791	$3,707,304
Current-period gross write-offs	$0	$0	$0	$0	$3,741	$0	$3,741	$9	$3,750

Retail:
1-4 Family Mortgages:
Performing	$72,349	$122,718	$307,161	$203,052	$73,052	$46,290	$824,622	$0	$824,622
Nonperforming	0	89	1,626	439	0	821	2,975	0	2,975
Total	$72,349	$122,807	$308,787	$203,491	$73,052	$47,111	$827,597	$0	$827,597
Current-period gross write-offs	$0	$0	$0	$33	$0	$0	$33	$0	$33
				0
Other Consumer Loans:
Performing	$5,863	$3,008	$1,428	$732	$361	$653	$12,045	$53,835	$65,880
Nonperforming	0	0	0	0	0	0	0	0	0
Total	$5,863	$3,008	$1,428	$732	$361	$653	$12,045	$53,835	$65,880
Current-period gross write-offs	$10	$1	$19	$8	$0	$5	$43	$11	$54
Total Retail	$78,212	$125,815	$310,215	$204,223	$73,413	$47,764	$839,642	$53,835	$893,477
Current-period gross write-offs	$10	$1	$19	$41	$0	$5	$76	$11	$87

Grand Total	$1,098,837	$964,475	$740,508	$615,667	$342,667	$99,001	$3,861,155	$739,626	$4,600,781
Current-period gross write-offs	$10	$1	$19	$41	$3,741	$5	$3,817	$20	$3,837

There were lines of credit with principal balances of $9.1 million as of December 31, 2023 that were converted to term loans during 2024.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
December 31, 2024

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

We use a migration to loss methodology to determine historical loss rates for commercial loans given the comprehensive loan grading process employed by our bank for over two decades, while an open pool approach is best suited for retail loans given the smaller dollar size of the segments. A baseline loss rate is produced at each reporting date for each loan portfolio segment using bank-specific loan charge-off and recovery data over a defined historical look-back period. The look-back period represents the number of data periods that will be used to calculate a baseline loss rate for each loan portfolio segment. We determined that the look-back period commencing on January 1, 2011 through the reporting date was reasonable and appropriate for the calculation of historical loss rates for both  December 31, 2024 and 2023.

Our historical loss rate is then applied to future loan balances at the instrument level based on remaining contractual life adjusted for amortization, prepayment and default to develop a baseline lifetime loss. Our prepayment speed assumptions are developed at the loan segment level based upon the consideration of all relevant data in which we believe will impact anticipated customer behavior including changes in interest rates, economic conditions, and underlying property valuations. For the commercial loan portfolio segments, we assumed a 2% prepayment speed as of both December 31, 2024 and 2023 as we deemed there to be no considerable changes from historical experience. For the retail 1-4 family mortgage and retail other consumer portfolios, we decreased the prepayment speed from 9.0% as of December 31, 2023 to 7.8% as of December 31, 2024. This decrease extended the average lives of the portfolios in which the loss rates were applied, resulting in an increase to the allowance of $1.3 million. This change in assumption was driven by higher long-term interest rates and the composition of the underlying portfolios.

During each reporting period, we also consider the need to adjust the historical loss rates as determined to reflect the extent to which we expect current conditions and reasonable and supportable economic forecasts to differ from the conditions that existed for the period over which the historical loss information was determined. These qualitative adjustments may increase or decrease our estimate of expected future credit losses. As of December 31, 2024 and 2023, we used a one-year reasonable and supportable economic forecast period, with a six-month straight-line reversion period for all loan segments. The economic forecasts used for our  December 31, 2024 and 2023 allowance calculations reflected allowance balance reductions of $2.2 million and $2.0 million, respectively.

Individual loans exhibiting unique risk characteristics, which differentiate the loans from other loans within the loan segments and are evaluated for expected credit losses on an individual basis, totaled $7.4 million and $5.4 million as of December 31, 2024 and 2023, respectively. Individual allowance allocations totaled $2.2 million and $0.4 million as of December 31, 2024 and 2023, respectively.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The allowance for credit losses for the year ended December 31, 2024 is as follows:

		Commercial
		vacant land,			Commercial
		land			real estate –
		development	Commercial	Commercial	multi-family
	Commercial	and	real estate –	real estate –	and	1-4	Other
	and	residential	owner	non-owner	residential	family	consumer
(Dollars in thousands)	industrial	construction	occupied	occupied	rental	mortgages	loans	Unallocated	Total
Allowance for credit losses:
Beginning balance	$7,441	$384	$7,186	$9,852	$3,184	$18,986	$2,881	$0	$49,914
Provision for credit losses	7,109	(22)	314	1,067	468	(474)	(1,089)	27	7,400
Charge-offs	(3,750)	0	0	0	0	(33)	(54)	0	(3,837)
Recoveries	365	5	171	0	15	223	198	0	977
Ending balance	$11,165	$367	$7,671	$10,919	$3,667	$18,702	$1,936	$27	$54,454

The allowance for credit losses for the year ended December 31, 2023 is as follows:

		Commercial
		vacant land,			Commercial
		land			real estate –
		development	Commercial	Commercial	multi-family
	Commercial	and	real estate –	real estate –	and	1-4	Other
	and	residential	owner	non-owner	residential	family	consumer
(Dollars in thousands)	industrial	construction	occupied	occupied	rental	mortgages	loans	Unallocated	Total
Allowance for credit losses:
Beginning balance	$10,203	$490	$5,914	$9,242	$2,191	$14,027	$160	$19	$42,246
Credit risk reclassifications	90	0	0	0	0	(697)	607	0	0
Balances, December 31, 2022 after reclassifications	10,293	490	5,914	9,242	2,191	13,330	767	19	42,246
Provision for credit losses	(2,822)	(141)	1,255	610	967	5,638	2,212	(19)	7,700
Charge-offs	(218)	0	(54)	0	0	(414)	(177)	0	(863)
Recoveries	188	35	71	0	26	432	79	0	831
Ending balance	$7,441	$384	$7,186	$9,852	$3,184	$18,986	$2,881	$0	$49,914

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The allowance for credit losses for the year ended December 31, 2022 is as follows:

		Commercial
		vacant land,			Commercial
		land			real estate –
		development	Commercial	Commercial	multi-family
	Commercial	and	real estate –	real estate –	and		Home
	and	residential	owner	non-owner	residential	1-4 family	equity
(Dollars in thousands)	industrial	construction	occupied	occupied	rental	mortgages	and other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$10,782	$420	$6,045	$12,990	$2,006	$2,449	$626	$45	$35,363
Adoption of ASU 2016-13	(1,571)	(43)	(560)	(2,534)	(621)	5,395	(411)	(55)	(400)
Provision for credit losses	946	138	378	(1,214)	763	5,621	(111)	29	6,550
Charge-offs	(171)	(29)	(38)	0	0	(33)	(21)	0	(292)
Recoveries	217	4	89	0	43	595	77	0	1,025
Ending balance	$10,203	$490	$5,914	$9,242	$2,191	$14,027	$160	$19	$42,246

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents the period-end amortized cost basis of modifications to borrowers experiencing financial difficulty by type of modification made during the year ended:

	December 31, 2024			December 31, 2023
	Interest Rate		Principal	Interest Rate		Principal
(Dollars in thousands)	Reduction	Term Extension	Forgiveness	Reduction	Term Extension	Forgiveness
Commercial:
Commercial and industrial	$0	$6,574	$0	$0	$17,919	$0
Vacant land, land development and residential construction	0	0	0	0	0	0
Real estate – owner occupied	0	42	0	0	0	0
Real estate – non-owner occupied	0	0	0	0	10,894	0
Real estate – multi-family and residential rental	0	0	0	0	0	0
Total commercial	$0	$6,616	$0	$0	$28,813	$0

Retail:
1-4 family mortgages	0	0	0	0	0	0
Other consumer loans	0	0	0	0	0	0
Total retail	$0	$0	$0	$0	$0	$0

Total loans	$0	$6,616	$0	$0	$28,813	$0

Loans listed under Term Extension were generally granted a series of short-term maturity extensions as part of the workout process and associated forbearance agreement.

The following table presents the period-end amortized cost basis of loans that have been modified in the past twelve months to borrowers experiencing financial difficulty by payment status and loan segment:

		30 – 89 Days	90 + Days
(Dollars in thousands)	Current	Past Due	Past Due	Total
Commercial:
Commercial and industrial	$6,574	$0	$0	$6,574
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	42	0	0	42
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	$6,616	$0	$0	$6,616

Retail:
1-4 family mortgages	0	0	0	0
Other consumer loans	0	0	0	0
Total retail	$0	$0	$0	$0

Total loans	$6,616	$0	$0	$6,616

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 4 - PREMISES AND EQUIPMENT, NET

Year-end premises and equipment were as follows:

(Dollars in thousands)	2024	2023

Land and improvements	$14,021	$12,782
Buildings	62,365	56,778
Furniture and equipment	26,657	25,157
	103,043	94,717
Less: accumulated depreciation	49,616	43,789

Total premises and equipment	$53,427	$50,928

Depreciation expense totaled $6.0 million in 2024, 2023 and 2022.

We enter into facility leases in the normal course of business. As of December 31, 2024, we were under lease contracts for eleven of our branch facilities. The leases have maturity dates ranging from November, 2025 through May, 2048, with a weighted average life of 8.8 years as of December 31, 2024. All of our leases have multiple three- to five-year extensions; however, these were not factored in the lease maturities and weighted average lease term as it is not reasonably certain we will exercise the options.

Leases are classified as either operating or finance leases at the lease commencement date, with all of our current leases determined to be operating leases. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term, while lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date at the estimated present value of lease payments over the lease term. We use our incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments. The weighted average discount rate for leases was 6.70% as of December 31, 2024.

The right-of-use assets, included in premises and equipment, net on our Consolidated Balance Sheets, and the lease liabilities, included in other liabilities on our Consolidated Balance Sheets, totaled $4.4 million and $3.7 million as of December 31, 2024, and  December 31, 2023, respectively. As permitted by applicable accounting standards, we have elected not to recognize short-term leases with original terms of twelve months or less on our Consolidated Balance Sheets. Total operating lease expense associated with the leases aggregated $1.6 million, $2.0 million and $1.3 million in 2024, 2023 and 2022, respectively.

Future lease payments were as follows as of December 31, 2024:

(Dollars in thousands)
2025	$1,053
2026	1,162
2027	1,094
2028	966
2029	761
Thereafter	1,037
Total undiscounted lease payments	6,073
Less effect of discounting	(1,655)
Present value of future lease payments (lease liability)	4,418

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 5 – MORTGAGE LOAN SERVICING

Mortgage loans serviced for others are not reported as assets on the Consolidated Balance Sheets. The year-end aggregate unpaid principal balances of mortgage loans serviced for others were as follows:

(Dollars in thousands)	2024	2023

Mortgage loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$1,364,485	$1,341,602
Federal Home Loan Bank	176,540	62,786
Other	9,805	0
Total mortgage loans serviced for others	$1,550,830	$1,404,388

Custodial escrow balances, which are reported as deposits on the Consolidated Balance Sheets, maintained in connection with serviced loans were $10.9 million and $10.1 million as of December 31, 2024 and 2023, respectively.

Activity for capitalized mortgage loan servicing rights, which are reported as other assets on the Consolidated Balance Sheets, during 2024 and 2023 was as follows:

(Dollars in thousands)	2024	2023

Balance at beginning of year	$11,343	$11,837
Additions	4,465	2,259
Amortized to expense	(3,333)	(2,753)

Balance at end of year	$12,475	$11,343

Mortgage servicing rights result from our mortgage loan origination activities. Late and ancillary fees, included as part of mortgage banking income and reported as noninterest income in the Consolidated Statements of Income, aggregated less than $0.1 million during 2024 and 2023.

We determined that no valuation allowance was necessary as of December 31, 2024 or December 31, 2023. The estimated fair value of mortgage servicing rights was $21.0 million and $19.3 million as of December 31, 2024 and 2023, respectively. The fair value of mortgage servicing rights is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. As of December 31, 2024, fair value was determined using a discount rate of 10.50%, a weighted average constant prepayment rate of 7.81%, depending on the stratification of the specific right, and a weighted average delinquency rate of 0.68%. As of December 31, 2023, fair value was determined using a discount rate of 11.00%, a weighted average constant prepayment rate of 7.44%, depending on the stratification of the specific right, and a weighted average delinquency rate of 0.29%.

The weighted average amortization period was 8.7 years and 8.6 years as of December 31, 2024 and 2023, respectively.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 6 – DEPOSITS

Deposits at year end are summarized as follows:

					Percent
(Dollars in thousands)	December 31, 2024		December 31, 2023		Increase
	Balance	%	Balance	%	(Decrease)

Noninterest-bearing checking	$1,264,523	26.9%	$1,247,640	32.1%	1.4%
Interest-bearing checking	738,291	15.7	635,790	16.3	16.1
Money market	1,516,436	32.3	957,434	24.5	58.4
Savings	221,900	4.7	262,566	6.7	(15.5)
Time, under $100,000	207,534	4.4	175,741	4.5	18.1
Time, $100,000 and over	599,983	12.8	453,366	11.6	32.3
Total local deposits	4,548,667	96.8	3,732,537	95.7	21.9

Out-of-area time, $100,000 and over	149,699	3.2	168,381	4.3	(11.1)

Total deposits	$4,698,366	100.0%	$3,900,918	100.0%	20.4%

Out-of-area time deposits consist of deposits obtained from depositors outside of our primary market areas exclusively through deposit brokers.

The following table depicts the maturity distribution for time deposits at year end:

(Dollars in thousands)	2024	2023

In one year or less	$880,165	$657,307
In one to two years	53,660	61,454
In two to three years	14,315	22,830
In three to four years	2,301	54,486
In four to five years	6,775	1,411

Total certificates of deposit	$957,216	$797,488

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 6 – DEPOSITS (Continued)

The following table depicts the maturity distribution for time deposits with balances of $100,000 or more at year end:

(Dollars in thousands)	2024	2023

Up to three months	$218,666	$167,535
Three months to six months	185,327	127,344
Six months to twelve months	291,179	210,915
Over twelve months	54,510	115,953

Total certificates of deposit	$749,682	$621,747

Time deposits of more than $250,000 totaled $570 million and $477 million at year-end 2024 and 2023, respectively.

Deposit overdrafts, which are reported as loans on the Consolidated Balance Sheets, totaled $1.0 million and $0.3 million as of December 31, 2024 and 2023, respectively.

NOTE 7 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Information regarding securities sold under agreements to repurchase at year end is summarized below:

(Dollars in thousands)	2024	2023

Outstanding balance at year end	$121,521	$229,734
Weighted average interest rate at year end	2.17%	3.17%

Average daily balance during the year	$224,878	$204,334
Weighted average interest rate during the year	3.43%	1.33%

Maximum daily balance during the year	$278,227	$269,324

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

NOTE 8 - FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES

FHLBI bullet advances totaled $360 million at December 31, 2024, and were expected to mature at varying dates from January 2025 through January 2029, with fixed rates of interest from 0.70% to 4.54% and averaging 3.10%. FHLBI bullet advances totaled $440 million at December 31, 2023, and were expected to mature at varying dates from January 2024 through December 2028, with fixed rates of interest from 0.55% to 5.05% and averaging 2.93%.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 8 - FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES (Continued)

Maturities of FHLBI bullet advances as of December 31, 2024 were as follows:

(Dollars in thousands)
2025	$80,000
2026	80,000
2027	100,000
2028	90,000
2029	10,000
Thereafter	0

FHLBI amortizing advances totaled $27.1 million and $27.9 million as of December 31, 2024 and 2023, respectively, with an average fixed rate of 2.52% and maturities in 2042. FHLBI amortizing advances are obtained periodically to assist in managing interest rate risk associated with certain longer-term fixed rate commercial loans, with annual principal payments that closely align with the scheduled amortization of the underlying commercial loans.

Scheduled principal payments on FHLBI amortizing advances as of December 31, 2024 were as follows:

(Dollars in thousands)
2025	$862
2026	900
2027	938
2028	979
2029	1,022
Thereafter	22,382

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank under a blanket lien arrangement. Our borrowing line of credit as of December 31, 2024 totaled $1.0 billion, with remaining availability based on collateral of $634 million.

NOTE 9 - FEDERAL INCOME TAXES

The consolidated income tax expense was as follows:

(Dollars in thousands)	2024	2023	2022

Current expense	$19,090	$22,518	$16,080
Deferred benefit	(397)	(2,036)	(1,353)
Tax expense	$18,693	$20,482	$14,727

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 9 - FEDERAL INCOME TAXES (Continued)

A reconciliation of the differences between the federal income tax expense recorded and the amount computed by applying the federal statutory rate to income before income taxes were as follows:

(Dollars in thousands)	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent

Tax at statutory rate	$20,640	21.0%	$21,567	21.0%	$15,915	21.0%
Increase (decrease) from
Tax-exempt interest	(1,027)	(1.0)	(862)	(0.8)	(695)	(0.9)
Bank owned life insurance	(529)	(0.5)	(303)	(0.3)	(334)	(0.4)
Non-deductible expenses	241	0.2	213	0.2	129	0.2
Tax credits	(266)	(0.3)	24	-	(262)	(0.3)
Other	(366)	(0.4)	(157)	(0.2)	(26)	-
Tax expense	$18,693	19.0%	$20,482	19.9%	$14,727	19.6%

The statutory tax rate was 21% for 2024, 2023 and 2022.

Significant components of deferred tax assets and liabilities, included in other assets on our Consolidated Balance Sheets, as of December 31, 2024 and 2023 were as follows:

(Dollars in thousands)	2024	2023
Deferred income tax assets
Allowance for credit losses	$11,435	$10,482
Deferred compensation	269	226
Stock compensation	1,011	1,005
Nonaccrual loan interest income	192	132
Unrealized loss on securities	13,245	13,420
Lease liability	928	775
Other	567	779
Deferred tax asset	27,647	26,819

Deferred income tax liabilities
Depreciation	259	337
Prepaid expenses	685	612
Mortgage loan servicing rights	2,620	2,382
Deferred loan fees and costs	471	509
Right of use lease asset	928	775
Business combination adjustments	1,626	1,770
Other	849	447
Deferred tax liability	7,438	6,832

Total net deferred tax asset	$20,209	$19,987

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. We determined that no valuation allowance was required at year-end 2024 or 2023. We had no unrecognized tax benefits at any time during 2024 or 2023 and do not anticipate any significant increase in unrecognized tax benefits during 2025. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed at any time during 2024 or 2023. Our U.S. federal income tax returns are no longer subject to examination for all years before 2021.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 10 – STOCK-BASED COMPENSATION

Stock-based compensation plans are used to provide directors and employees with an increased incentive to contribute to our long-term performance and growth, to align the interests of directors and employees with the interests of our shareholders through the opportunity for increased stock ownership and to attract and retain directors and employees. Stock-based compensation, reported as noninterest expense in the Consolidated Statements of Income, totaled $3.3 million, $3.4 million and $3.4 million in 2024, 2023 and 2022, respectively. The Stock Incentive Plan of 2020 was approved by shareholders in May, 2020, and was effectively replaced with the Stock Incentive Plan of 2023 that was approved by shareholders in May, 2023.

Grants included on the following tables were made under the various Stock Incentive Plans as follows:

●	Stock Incentive Plan of 2020
o	Restricted stock grants in 2021 and 2022
●	Stock Incentive Plan of 2023
o	Restricted stock grants in 2023

In addition, stock grants to directors as retainer payments during the years 2020 through 2022 were from the Stock Incentive Plan of 2020, while stock grants to directors as retainer payments during 2024 and 2023 were from the Stock Incentive Plan of 2023.

Under the Stock Incentive Plan of 2020 and the Stock Incentive Plan of 2023, incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards. Incentive awards that are stock options or stock appreciation rights are granted with an exercise price not less than the closing price of our common stock on the date of grant.  Price, vesting and expiration date parameters are determined by Mercantile’s Compensation Committee on a grant-by-grant basis.  No payments are required from employees for restricted stock awards.  The restricted stock awards granted during the years 2021 through 2023 fully vest after three years and, in the case of performance-based restricted stock issued to executive officers in 2020 through 2023, are subject to the attainment of pre-determined performance goals.  At year-end 2024, there were approximately 383,000 shares authorized for future incentive awards.

A summary of restricted stock activity during the year ended December 31, 2024 is as follows:

		Weighted
		Average
	Shares	Fair Value

Nonvested at beginning of year	355,890	$34.18
Vested	(115,762)	32.02
Forfeited	(11,482)	34.09
Nonvested at end of year	228,646	$35.84

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 10 – STOCK-BASED COMPENSATION (Continued)

Of the restricted stock shares granted in 2023 and 2022, a total of 25,239 shares and 26,112 shares, respectively, are performance-based awards made to our Named Executive Officers at the target level and are subject to the attainment of pre-determined performance goals.

We periodically grant shares of common stock to our Corporate and Bank Board Directors for retainer payments with the related expense being recorded over the period of the Directors' service, as summarized below:

		Total Cost
Grant Year	Shares Granted	(in thousands)	Covered Period
2021	10,489	$344	June 1, 2021 - May 31, 2022
2022	11,166	359	June 1, 2022 - May 31, 2023
2023	11,529	350	June 1, 2023 - May 31, 2024
2024	11,316	423	June 1, 2024 - May 31, 2025

NOTE 11 – RELATED PARTIES

Certain directors and executive officers of our bank, including their immediate families and companies in which they are principal owners, were loan customers of our bank. At year-end 2024 and 2023, our bank had $20.4 million and $124 million in loan commitments to directors and executive officers, of which $7.8 million and $89.5 million were outstanding at year-end 2024 and 2023, respectively, as reflected in the following table.

(Dollars in thousands)	2024	2023

Beginning balance	$89,507	$92,660
New loans	1,898	3,221
Repayments	(3,788)	(5,410)
Effect of changes in related parties	(79,847)	(964)

Ending balance	$7,770	$89,507

Related party deposits and repurchase agreements totaled $17.9 million and $20.7 million at year-end 2024 and 2023, respectively.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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

For commercial lines of credit, retail lines of credit and credit card average outstanding balances, we determined allowance requirements by calculating the difference between the average percent outstanding of the funded commitments over the past several years to actual percent outstanding at period end and applying the respective expected loss allocation factors to the difference as this difference represents the average of unfunded commitments we expect to eventually be drawn upon. For commitments to make loans, we determine an allowance by applying the expected loss allocation factor to the amount expected to fund. The calculated allowance aggregated $1.0 million and $1.3 million as of December 31, 2024 and 2023, respectively. We do not reserve for residential mortgage construction loans, as the loans are for one year or less and draws are governed by the receipt and satisfactory review of contractor and subcontractor sworn statements, lien waivers and title insurance company endorsements. Letters of credit are rarely drawn.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 12 – COMMITMENTS AND OFF-BALANCE-SHEET RISK (Continued)

At year-end 2024 and 2023, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.

Our maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at year end was as follows:

(Dollars in thousands)	2024	2023

Commercial unused lines of credit	$1,488,782	$1,557,429
Unused lines of credit secured by 1 – 4 family residential properties	84,298	74,120
Credit card unused lines of credit	172,273	142,096
Other consumer unused lines of credit	33,892	50,063
Commitments to make loans	295,566	270,403
Standby letters of credit	26,491	19,393

Total commitments	$2,101,302	$2,113,504

Commitments to make commercial loans generally reflect our binding obligations to existing and prospective customers to extend credit, including line of credit facilities secured by accounts receivable and inventory, and term loans secured by either real estate or equipment.

In most instances, commercial line of credit facilities have terms ranging from 12 to 24 months with floating rates tied to the Wall Street Journal Prime Rate or 30-Day SOFR. Commercial term loans secured by real estate are generally at a floating rates tied to the Wall Street Journal Prime Rate or 30-Day SOFR. Since the fourth quarter of 2020, a fixed rate option for commercial term loans secured by real estate is generally not offered for loans over $2.5 million; instead, customers are offered participation in our back-to-back interest rate swap program to achieve a desired fixed rate. For loans under $2.5 million, we offer a rate primarily equal to the commensurate cost of funds using FHLBI advance rates as a proxy and a credit spread as indicated by the credit rating we assign. Commercial term loans secured by real estate generally balloon within five years, with payments based on amortizations ranging from 10 to 25 years. Commercial term loans secured by non-real estate collateral are generally at a floating rate tied to the Wall Street Journal Prime Rate or 30-Day SOFR, or a fixed rate primarily equal to the commensurate cost of funds using FHLBI advance rates as a proxy and a credit spread as indicated by the credit rating we assign, and generally mature and fully amortize within three to seven years. Effective January 1, 2022, we replaced the 30-Day Libor Rate with 30-Day SOFR for all new and renewing floating rate commercial loans and commitments. Commercial loans tied to the 30-Day Libor Rate outstanding on June 30, 2023 converted to an equivalent fallback SOFR Rate.

The following standby letters of credit are considered financial guarantees under current accounting guidance. These instruments are carried at fair value as an other liability on our Consolidated Balance Sheets. Standby letters of credit are generally cross collateralized with the borrowers’ other loans with us, and are included in our borrower collateral analyses.

(Dollars in thousands)	December 31, 2024		December 31, 2023
	Contract	Carrying	Contract	Carrying
	Amount	Value	Amount	Value

Standby letters of credit	$26,491	$175	$19,393	$99

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 13 – BENEFIT PLANS

We have a 401(k) benefit plan that covers substantially all of our employees. The percent of our matching contributions to the 401(k) benefit plan is determined annually by the Board of Directors. The matching contribution has been 5.00% since April 1, 2018. Matching contributions, if made, are immediately vested. Our 2024, 2023 and 2022 matching 401(k) contributions charged to expense were $2.6 million, $2.3 million and $2.2 million, respectively.

We have a deferred compensation plan in which all persons serving on the Board of Directors may defer all or portions of their annual retainer and meeting fees, with distributions to be paid upon termination of service as a director or specific dates selected by the director. We also have a non-qualified deferred compensation program in which selected officers may defer all or portions of salary and bonus payments. The deferred amounts, which totaled $1.3 million and $1.1 million as of December 31, 2024 and 2023, respectively, are categorized as other liabilities in the Consolidated Balance Sheets, and are paid interest at a rate equal to the Wall Street Journal Prime Rate. Interest expense was less than $0.1 million during 2024, 2023, and 2022.

The Mercantile Bank Corporation Employee Stock Purchase Plan of 2014 is a non-compensatory plan intended to encourage full- and part-time employees of Mercantile and its subsidiaries to promote our best interests and to align employees’ interests with the interests of our shareholders by permitting employees to purchase shares of our common stock through regular payroll deductions. Shares are purchased on the last business day of each calendar quarter at a price equal to the consolidated closing bid price of our common stock reported on The Nasdaq Stock Market. A total of 250,000 shares of common stock may be issued under the existing plan; however, the number of shares may be adjusted to reflect any stock dividends and other changes in our capitalization. The number of shares issued totaled 1,194 and 1,410 in 2024 and 2023, respectively. As of December 31, 2024, there were approximately 233,000 shares available under our current plan.

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 14 – DERIVATIVES AND HEDGING ACTIVITIES (Continued)

The fair values of derivative instruments as of December 31, 2024, are reflected in the following table.

(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value

Derivative Assets
Interest rate swaps	$866,157	Other Assets	$26,793

Derivative Liabilities
Interest rate swaps	864,130	Other Liabilities	27,050

The effect of interest rate swaps that are not designated as hedging instruments resulted in expense of $0.1 million during the year ended December 31, 2024 that was recorded in other noninterest expense on our Consolidated Statement of Income.  We have master netting arrangements with our correspondent banks that allow us to net receivables and payables. The netting agreement also allows us to net related cash collateral received and transferred up to the fair value exposure amount. We have elected to not offset these transactions on the Consolidated Balance Sheets. The netting of derivative instruments as of December 31, 2024 is presented in the following table.

		Gross Amounts Not Offset on the Consolidated Balance Sheet
(Dollars in thousands)	Net Amounts Recognized	Financial Instruments	Cash Collateral Received or posted	Net Amount

Derivative Assets
Interest rate swaps	$26,793	$3,064	$19,040	$4,689

Derivative Liabilities
Interest rate swaps	27,050	2,915	1,640	22,495

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 14 – DERIVATIVES AND HEDGING ACTIVITIES (Continued)

The fair values of derivative instruments as of December 31, 2023, are reflected in the following table.

(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value

Derivative Assets
Interest rate swaps	$676,526	Other Assets	$27,505

Derivative Liabilities
Interest rate swaps	674,499	Other Liabilities	27,964

The effect of interest rate swaps that are not designated as hedging instruments resulted in income of less than $0.1 million during the year ended December 31, 2023 that was recognized in other noninterest expense on our Consolidated Statement of Income. The netting of derivative instruments as of December 31, 2023 is presented in the following table.

		Gross Amounts Not Offset on the Consolidated Balance Sheet
(Dollars in thousands)	Net Amounts Recognized	Financial Instruments	Cash Collateral Received or posted	Net Amount

Derivative Assets
Interest rate swaps	$27,505	$5,175	$14,010	$8,320

Derivative Liabilities
Interest rate swaps	27,964	5,175	3,120	19,669

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 15 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount, estimated fair value and level within the fair value hierarchy of financial instruments were as follows at year end:

	Level in	2024		2023
	Fair Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	Level 1	$393,010	$393,010	$130,533	$130,533
Securities available for sale	(1)	730,352	730,352	617,092	617,092
Federal Home Loan Bank stock	(2)	21,513	21,513	21,513	21,513
Loans, net	Level 3	4,546,327	4,558,628	4,253,844	4,191,644
Mortgage loans held for sale	Level 2	15,824	16,047	18,607	19,027
Accrued interest receivable	Level 2	21,401	21,401	19,806	19,806
Interest rate swaps	Level 2	26,793	26,793	27,505	27,505

Financial liabilities
Deposits	Level 2	4,698,366	4,541,896	3,900,918	3,814,778
Securities sold under agreements to repurchase	Level 2	121,521	121,521	229,734	229,734
Federal Home Loan Bank advances	Level 2	387,083	374,499	467,910	454,857
Subordinated debentures	Level 2	50,330	50,336	49,644	49,653
Subordinated notes	Level 2	89,314	81,825	88,971	77,218
Accrued interest payable	Level 2	10,201	10,201	9,012	9,012
Interest rate swaps	Level 2	27,050	27,050	27,964	27,964

(1)	See Note 16 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.

(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions; therefore, fair value is estimated at carrying amount.

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
December 31, 2024

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

The following is a description of our valuation methodologies used to measure and disclose the fair values of our financial assets and liabilities on a recurring or nonrecurring basis:

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency debt obligations, mortgage-backed securities issued or guaranteed by U.S. Government agencies, and municipal general obligation and revenue bonds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information that becomes known to us necessitates an impairment. There was no such impairment as of  December 31, 2024 or 2023. We have no Level 1 securities available for sale.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 16 – FAIR VALUE MEASUREMENTS (Continued)

Derivatives. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves. Insignificant unobservable inputs, such as borrower credit spreads, are also utilized.

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of December 31, 2024 and 2023, we determined the fair value of our mortgage loans held for sale to be $16.0 million and $19.0 million, respectively.

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
December 31, 2024

NOTE 16 – FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$495,581	$0	$495,581	$0
Mortgage-backed securities	25,368	0	25,368	0
Municipal general obligation bonds	180,170	0	179,777	393
Municipal revenue bonds	28,733	0	28,733	0
Other investments	500	0	500	0
Interest rate swaps	26,793	0	26,793	0
Total assets	$757,145	$0	$756,752	$393

Interest rate swaps	27,050	0	27,050	0
Total liabilities	$27,050	$0	$27,050	$0

There were no sales, purchases or transfers in or out of Level 3 during 2024. The $0.1 million reduction in Level 3 municipal general obligation bonds during 2024 reflects the scheduled maturities of such bonds.

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 16 – FAIR VALUE MEASUREMENTS (Continued)

There were no sales, purchases or transfers in or out of Level 3 during 2023. The less than $0.1 million reduction in Level 3 municipal general obligation bonds during 2023 reflects the scheduled maturities of such bonds.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2024 are as follows:

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Collateral dependent loans	$2,173	$0	$0	$2,173
Total	$2,173	$0	$0	$2,173

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2023 are as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Collateral dependent loans	$1,434	$0	$0	$1,434
Foreclosed assets	200	0	0	200
Total	$1,634	$0	$0	$1,634

The carrying values are based on the estimated value of the property or other assets. Fair value estimates of collateral on collateral dependent loans and foreclosed assets are review periodically. Our credit policies establish criteria for obtaining appraisals and determining internal value estimates. We may also adjust outside appraisals and internal evaluations based on identifiable trends within our markets, such as sales of similar properties or assets, listing prices and offers received. In addition, we may discount certain appraised and internal value estimates to address current distressed market conditions. For real estate dependent loans and foreclosed assets, we assign a discount factor range of 25% to 50%, providing for a weighted average discount factor of 27.4%, for commercial-related properties, and a discount factor range of 25% to 35%, providing for a weighted average discount factor of 26.0%, for residential-related properties. In a vast majority of cases, we assign a 10% discount factor for estimated selling costs.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 17 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under our stock-based compensation plans and are determined using the treasury stock method. Our unvested restricted shares, which contain non-forfeitable rights to dividends whether paid or accrued (i.e., participating securities), are included in the number of shares outstanding for both basic and diluted earnings per share calculations. In the event of a net loss, our unvested restricted shares are excluded from the calculation of both basic and diluted earnings per share. Stock options for approximately 5,000 shares of common stock were antidilutive and were not included in determining dilutive earnings per share in 2022.

The factors used in the earnings per share computation follow:

(Dollars in thousands, except share and per share amounts)	2024	2023	2022
Basic
Net income attributable to common shares	$79,593	$82,217	$61,063

Weighted average common shares outstanding	16,130,696	16,015,678	15,859,889

Basic earnings per common share	$4.93	$5.13	$3.85

Diluted
Net income attributable to common shares	$79,593	$82,217	$61,063

Weighted average common shares outstanding for basic earnings per common share	16,130,696	16,015,678	15,859,889

Add: Dilutive effects of share-based awards	0	0	12

Average shares and dilutive potential common shares	16,130,696	16,015,678	15,859,901

Diluted earnings per common share	$4.93	$5.13	$3.85

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

We have five business trusts that are wholly-owned subsidiaries of Mercantile, four of which were assumed by Mercantile in conjunction with the Firstbank merger in 2014. A fair value discount of $15.0 million was recorded at the time of the merger, which is being amortized at $0.7 million annually over the following 21.5 years, 11 of which are remaining. Each of the trusts was solely formed to issue preferred securities that were sold in private sales. Through a small common stock investment, we own 100% of the voting equity shares of each trust. The proceeds from the preferred securities and common stock sales were used by the trusts to purchase Floating Rate Notes issued by Mercantile. The rates of interest, interest payment dates, call features and maturity dates of each Floating Rate Note are identical to its respective Preferred Securities. The net proceeds from the issuance of the Floating Rate Notes were used for a variety of purposes, including contributions to our bank as capital to provide support for asset growth and the funding of stock repurchase programs and certain acquisitions.

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 18 – VARIABLE INTEREST ENTITIES (Continued)

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

The following table depicts our five business trusts as of December 31, 2024:

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

The LIHTC and HTC investment entities are considered VIEs as MCP, or our bank, whomever is the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the performance of the entity through voting rights or similar rights. MCP, or our bank, could absorb losses that are significant to the underlying entities as it has a risk of loss for its capital contributions and funding commitments to each. The general partners, or managing members, are considered the primary beneficiaries as managerial functions give them the power to direct the activities that most significantly impact the entities’ economic performances, and the managing members are exposed to all losses beyond MCP’s, or our bank’s, initial capital contributions and funding commitments.

Equity investments as a limited liability member in LIHTC and HTC investment entities, reported as other assets in the Consolidated Balance Sheets, totaled $38.9 million and $25.7 million as of  December 31, 2024 and 2023, respectively. Unfunded capital commitments, reported as other liabilities in the Consolidated Financial Statements, totaled $34.4 million and $21.1 million as of December 31, 2024 and 2023, respectively.

The following table summarizes quantitative information about our involvement in unconsolidated variable interest entities at year end:

	2024			2023
	Aggregate	Aggregate		Aggregate	Aggregate
(Dollars in thousands)	Assets	Liabilities	Risk of Loss	Assets	Liabilities	Risk of Loss

Trust preferred securities	$58,074	$56,000	$2,074	$58,074	$56,000	$2,074

Tax Credit Equity Investments	38,902	34,428	4,474	25,659	21,103	4,556

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 19 – SUBORDINATED NOTES

On December 15, 2021, we entered into Subordinated Note Purchase Agreements with certain institutional accredited investors pursuant to which we issued and sold $75.0 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes (“Notes”). The Notes have a stated maturity of January 30, 2032, and are redeemable by us at our option, in whole or in part, on or after January 30, 2027 on any interest payment date at a redemption of price of 100% of the principal amount of the Notes being redeemed. The Notes are not subject to redemption at the option of the holder. The Notes will bear interest at a fixed rate of 3.25% per year until January 29, 2027. Commencing on January 30, 2027 and through the stated maturity date of January 30, 2032, the interest rate will reset quarterly at a variable rate equal to the then-current Three-Month Term SOFR plus 212 basis points. On December 15, 2021, we injected $70.0 million of the issuance proceeds into our bank as an increase to equity capital.

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

Our unamortized debt issuance costs were $0.7 million and $1.0 million as of December 31, 2024 and 2023, respectively.

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At year-end 2024 and 2023, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2024 that we believe have changed our bank’s categorization.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 20 - REGULATORY MATTERS (Continued)

Our actual capital levels and minimum required levels at year-end 2024 and 2023 were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
2024
Total capital (to risk weighted assets)
Consolidated	$777,857	14.2%	$439,031	8.0%	$	NA	NA	%
Bank	759,146	13.9	435,793	8.0		544,741	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	633,134	11.5	329,274	6.0		NA	NA
Bank	703,737	12.9	326,845	6.0		435,793	8.0
Common equity (to risk weighted assets)
Consolidated	584,879	10.7	246,955	4.5		NA	NA
Bank	703,737	12.9	245,134	4.5		354,082	6.5
Tier 1 capital (to average assets)
Consolidated	633,134	10.6	238,934	4.0		NA	NA
Bank	703,737	11.9	237,447	4.0		296,808	5.0

2023
Total capital (to risk weighted assets)
Consolidated	$710,905	13.7%	$415,841	8.0%	$	NA	NA	%
Bank	694,431	13.4	414,019	8.0		517,524	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	570,730	11.0	311,881	6.0		NA	NA
Bank	643,227	12.4	310,514	6.0		414,019	8.0
Common equity (to risk weighted assets)
Consolidated	523,160	10.1	233,911	4.5		NA	NA
Bank	643,227	12.4	232,886	4.5		336,391	6.5
Tier 1 capital (to average assets)
Consolidated	570,730	10.8	210,527	4.0		NA	NA
Bank	643,227	12.2	210,427	4.0		263,034	5.0

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 20 – REGULATORY MATTERS (Continued)

Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of December 31, 2024, our bank meets all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis.

Federal and state banking laws and regulations place certain restrictions on the amount of dividends our bank can transfer to Mercantile and on the capital levels that must be maintained. At year-end 2024, under the most restrictive of these regulations, our bank could distribute $130 million to Mercantile as dividends without prior regulatory approval. Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 11, 2024, our Board of Directors declared a cash dividend on our common stock in the amount of $0.35 per share that was paid on March 13, 2024 to shareholders of record as of March 1, 2024. On April 11, 2024, our Board of Directors declared a cash dividend on our common stock in the amount of $0.35 per share that was paid on June 19, 2024 to shareholders of record as of June 7, 2024. On July 11, 2024, our Board of Directors declared a cash dividend on our common stock in the amount of $0.36 per share that was paid on September 18, 2024 to shareholders of record as of September 6, 2024. On October 10, 2024, our Board of Directors declared a cash dividend on our common stock in the amount of $0.36 per share that was paid on December 18, 2024 to shareholders of record as of December 6, 2024.

As of December 31, 2024, we had the ability to repurchase up to $6.8 million in common stock shares from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations as part of a $20.0 million common stock repurchase program announced in May 2021. No shares were repurchased during 2024 or 2023. Historically, stock repurchases have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank. The actual timing, number and value of shares repurchased will be determined by us in our discretion and will depend on a number of factors, including the stock price, capital position, financial performance, general market and economic conditions, alternative uses of capital and applicable legal requirements.

Our consolidated capital levels as of December 31, 2024 and 2023 include $48.3 million and $47.6 million, respectively, of trust preferred securities. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core capital elements that may be included in Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. At December 31, 2024 and 2023, all $48.3 million and $47.6 million, respectively, of the trust preferred securities were included as Tier 1 capital of Mercantile.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 21 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)

CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

(Dollars in thousands)	2024	2023
ASSETS
Cash and cash equivalents	$17,420	$18,969
Investments in subsidiaries	691,563	629,710
Other assets	18,188	15,122

Total assets	$727,171	$663,801

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$3,001	$3,040
Subordinated debentures	50,330	49,644
Subordinated notes	89,314	88,971
Shareholders’ equity	584,526	522,146

Total liabilities and shareholders’ equity	$727,171	$663,801

CONDENSED STATEMENTS OF INCOME

(Dollars in thousands)	2024	2023	2022
Income
Interest and dividends from subsidiaries	$30,061	$26,660	$26,056
Total income	30,061	26,660	26,056

Expenses
Interest expense	8,203	8,091	6,104
Other operating expenses	5,647	5,674	5,645
Total expenses	13,850	13,765	11,749

Income before income tax benefit and equity in undistributed net income of subsidiary	16,211	12,895	14,307

Federal income tax benefit	(3,240)	(2,858)	(2,535)

Equity in undistributed net income of subsidiary	60,142	66,464	44,221

Net income	$79,593	$82,217	$61,063

Other comprehensive income (loss)	662	14,854	(61,612)
Comprehensive income (loss)	$80,255	$97,071	$(549)

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 21 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)

CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2024	2023	2022
Cash flows from operating activities
Net income	$79,593	$82,217	$61,063
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiary	(60,142)	(66,464)	(44,221)
Stock-based compensation expense	3,316	3,384	3,377
Stock grants to directors for retainer fees	423	350	359
Change in other assets	(4,116)	(128)	858
Change in other liabilities	990	1,045	1,636
Net cash from operating activities	20,064	20,404	23,072

Cash flows from investing activities
Net capital investment into subsidiaries	0	0	(15,000)
Net cash for investing activities	0	0	(15,000)

Cash flows from financing activities
Stock option exercises, net of cashless exercises	0	0	36
Employee stock purchase plan	50	45	45
Dividend reinvestment plan	810	891	867
Net proceeds from subordinated notes issuance	0	0	14,645
Cash dividends on common stock	(22,473)	(21,004)	(19,602)
Net cash for financing activities	(21,613)	(20,068)	(4,009)

Net change in cash and cash equivalents	(1,549)	336	4,063

Cash and cash equivalents at beginning of period	18,969	18,633	14,570

Cash and cash equivalents at end of period	$17,420	$18,969	$18,633

NOTE 22 – SUBSEQUENT EVENTS

On January 16, 2025, our Board of Directors declared a cash dividend on our common stock in the amount of $0.37 per share that will be paid on March 19, 2025 to shareholders of record as of March 7, 2025.

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

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.4	Amended and Restated Employment Agreement of Charles E. Christmas dated December 19, 2024, effective January 1, 2025, incorporated by reference to exhibit 10.3 of our Form 8-K filed December 19, 2024*

10.5	Amended and Restated Employment Agreement of Raymond E. Reitsma dated December 19, 2024, effective January 1, 2025, incorporated by reference to exhibit 10.2 of our Form 8-K filed December 19, 2024*

10.6	Amended and Restated Employment Agreement of Robert T. Worthington dated December 19, 2024, effective January 1, 2025, incorporated by reference to exhibit 10.5 of our Form 8-K filed December 19, 2024*

10.7	Amended and Restated Employment Agreement of Brett E. Hoover dated December 19, 2024, effective January 1, 2025, incorporated by reference to exhibit 10.4 of our Form 8-K filed December 19, 2024*

10.8

Amended and Restated Change in Control Agreement of Robert B. Kaminski, Jr. dated November 29, 2018, effective December 31, 2018, incorporated by reference to exhibit 10.6 of our Form 8-K filed December 3, 2018*

10.9

Amended and Restated Change in Control Agreement of Charles E. Christmas dated November 29, 2018, effective December 31, 2018, incorporated by reference to exhibit 10.7 of our Form 8-K filed December 3, 2018*

10.10	Amended and Restated Employment Agreement of Scott P. Setlock effective January 1, 2024, incorporated by reference to exhibit 10.3 of our Form 8-K filed June 3, 2024*

10.11	First Amendment to Amended and Restated Employment Agreement of Scott P. Setlock dated May 31, 2024, incorporated by reference to exhibit 10.4 of our Form 8-K filed June 3, 2024*

10.12	2023 Mercantile Executive Officer Bonus Plan, incorporated by reference to exhibit 10.1 of our Form 8-K filed June 22, 2023*

10.13	2024 Mercantile Executive Officer Bonus Plan, incorporated by reference to exhibit 10.1 of our Form 8-K filed July 11, 2024*

10.14	2024 Mercantile Bank Nonqualified Deferred Compensation Plan #2, incorporated by reference to exhibit 10.1 of our Form 8-K filed with the SEC on November 25, 2024*

10.15	Second Amendment to the Mercantile Bank Amended and Restated Deferred Compensation Plan, incorporated by reference to exhibit 10.2 of our Form 8-K filed with the SEC on November 25, 2024*

10.16	Mercantile Bank Rabbi Directed Trust Agreement, incorporated by reference to exhibit 10.3 of our Form 8-K filed with the SEC on November 25, 2024*

10.17	Mercantile Bank Corporation Stock Incentive Plan of 2020, incorporated by reference to Appendix A to Mercantile’s Definitive Proxy Statement on Schedule 14A filed April 9, 2020*

10.18	Mercantile Bank Corporation Stock Incentive Plan of 2023, incorporated by reference to exhibit 99 of our Form S-8 filed June 12, 2023*

10.19

Form of Performance-Based Restricted Stock Award Agreement, in connection with the Mercantile Bank Corporation Stock Incentive Plan of 2020, incorporated by reference to exhibit 10.17 of our Form 10-K for the year ended December 31, 2020*

10.20

Form of Performance-Based Restricted Stock Award Agreement, in connection with the Mercantile Bank Corporation Stock Incentive Plan of 2023, incorporated by reference to exhibit 10.1 of our Form 8-K filed February 6, 2025*

10.21	Form of Standard Restricted Stock Award Agreement, in connection with the Mercantile Bank Corporation Stock Incentive Plan of 2023, incorporated by reference to exhibit 10.2 of our Form 8-K filed on February 6, 2025*

10.22	Director Fee Summary*

14	Code of Ethics

19	Policy on Insider Trading

21	Subsidiaries of the Company

23.1	Consent of Plante & Moran, PLLC

23.2	Consent of BDO USA, P.C.

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

97	Clawback Policy

EXHIBIT NO.	EXHIBIT DESCRIPTION

101

The following information from Mercantile’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2025.

MERCANTILE BANK CORPORATION

/s/ Raymond E. Reitsma
Raymond E. Reitsma
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2025.

/s/ Michael S. Davenport Michael S. Davenport, Director	/s/ Michael H. Price Michael H. Price, Chairman of the Board

/s/ Thomas D. Dickinson Thomas D. Dickinson, Director	/s/ David B. Ramaker David B. Ramaker, Director

/s/ Michelle L. Eldridge Michelle L. Eldridge, Director	/s/ Nelson F. Sanchez Nelson F. Sanchez, Director

/s/ Joseph D. Jones Joseph D. Jones, Director	/s/ Sara A. Schmidt Sara A. Schmidt, Director

/s/ Robert B. Kaminski Jr. Robert B. Kaminski Jr., Director	/s/ Amy L. Sparks Amy L. Sparks, Director

/s/ Richard D. MacDonald Richard D. MacDonald, Director	/s/ Shoran R. Williams Shoran R. Williams, Director

/s/ Raymond E. Reitsma Raymond E. Reitsma Director, President and Chief Executive Officer (principal executive officer)	/s/ Charles E. Christmas Charles E. Christmas, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)