Form 10-Q
period 2025-03-31
MERCANTILE BANK CORP
filed 2025-05-02
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐    No  ☒

At April 30, 2025, there were 16,235,208 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(Dollars in thousands)	2025	2024
ASSETS
Cash and due from banks	$70,320	$56,991
Interest-earning deposits	315,140	336,019
Total cash and cash equivalents	385,460	393,010

Securities available for sale	787,583	730,352
Federal Home Loan Bank stock	21,513	21,513
Mortgage loans held for sale	15,192	15,824

Loans	4,636,549	4,600,781
Allowance for credit losses	(56,666)	(54,454)
Loans, net	4,579,883	4,546,327

Premises and equipment, net	53,693	53,427
Bank owned life insurance	94,417	93,839
Goodwill	49,473	49,473
Other assets	153,986	148,396
Total assets	$6,141,200	$6,052,161

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$1,173,499	$1,264,523
Interest-bearing	3,508,286	3,433,843
Total deposits	4,681,785	4,698,366

Securities sold under agreements to repurchase	242,102	121,521
Federal Home Loan Bank advances	366,221	387,083
Subordinated debentures	50,501	50,330
Subordinated notes	89,400	89,314
Accrued interest and other liabilities	102,845	121,021
Total liabilities	5,532,854	5,467,635

Commitments and contingent liabilities (Note 9)

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,235,660 shares issued and outstanding at March 31, 2025 and 16,146,374 shares issued and outstanding at December 31, 2024	300,732	299,705
Retained earnings	348,281	334,646
Accumulated other comprehensive gain (loss)	(40,667)	(49,825)
Total shareholders’ equity	608,346	584,526
Total liabilities and shareholders’ equity	$6,141,200	$6,052,161

See accompanying notes to consolidated financial statements.

  MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands except per share amounts)	March 31, 2025	March 31, 2024

Interest income
Loans, including fees	$71,992	$71,270
Securities, taxable	4,239	2,444
Securities, tax-exempt	1,172	977
Interest-earning deposits	2,935	2,033
Total interest income	80,338	76,724

Interest expense
Deposits	25,192	22,224
Short-term borrowings	1,763	1,654
Federal Home Loan Bank advances	2,898	3,399
Subordinated debt and other borrowings	1,937	2,086
Total interest expense	31,790	29,363

Net interest income	48,548	47,361

Provision for credit losses	2,100	1,300

Net interest income after provision for credit losses	46,448	46,061

Noninterest income
Service charges on deposit and sweep accounts	1,839	1,531
Mortgage banking income	2,651	2,343
Credit and debit card income	2,201	2,121
Interest rate swap fees	80	1,339
Payroll services income	1,040	896
Earnings on bank owned life insurance	543	1,172
Other income	348	1,466
Total noninterest income	8,702	10,868

Noninterest expense
Salaries and benefits	19,557	18,237
Occupancy	2,118	2,289
Furniture and equipment depreciation, rent and maintenance	787	929
Data processing costs	3,770	3,289
Charitable foundation contributions	3	703
Other expense	4,869	4,497
Total noninterest expense	31,104	29,944

Income before federal income tax expense	24,046	26,985

Federal income tax expense	4,509	5,423

Net income	$19,537	$21,562

Basic earnings per share	$1.21	$1.34
Diluted earnings per share	$1.21	$1.34

Average basic shares outstanding	16,197,978	16,118,858
Average diluted shares outstanding	16,197,978	16,118,858

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	March 31, 2025	March 31, 2024

Net income	$19,537	$21,562

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	11,593	(3,150)
Tax effect of unrealized holding gains (losses) on securities available for sale	(2,435)	662
Other comprehensive income (loss), net of tax	9,158	(2,488)

Comprehensive income (loss)	$28,695	$19,074

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
(Dollars in thousands except per share amounts)	Stock	Stock	Earnings	Income (Loss)	Equity

Balances, January 1, 2025	$0	$299,705	$334,646	$(49,825)	$584,526

Employee stock purchase plan (276 shares)		12			12

Dividend reinvestment plan (4,570 shares)		203			203

Stock grants to directors for retainer fees (600 shares)		26			26

Stock-based compensation expense		786			786

Cash dividends ($0.37 per common share)			(5,902)		(5,902)

Net income for the three months ended March 31, 2025			19,537		19,537

Change in net unrealized holding gain (loss) on securities available for sale, net of tax effect				9,158	9,158

Balances, March 31, 2025	$0	$300,732	$348,281	$(40,667)	$608,346

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

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	March 31, 2025	March 31, 2024

Cash flows from operating activities
Net income	$19,537	$21,562
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,647	2,773
Provision for credit losses	2,100	1,300
Stock-based compensation expense	786	742
Stock grants to directors for retainer fees	26	2
Proceeds from sales of mortgage loans held for sale	84,337	65,603
Origination of mortgage loans held for sale	(81,241)	(59,297)
Net gain from sales of mortgage loans held for sale	(2,464)	(2,092)
Net gain from sales and valuation write-downs of foreclosed assets	0	(79)
Earnings on bank owned life insurance	(543)	(1,172)
Net (gain) loss on instruments designated at fair value and related derivatives	94	(83)
Net change in:
Accrued interest receivable	(1,500)	(1,875)
Other assets	(9,493)	1,849
Accrued interest payable and other liabilities	(16,262)	11,004
Net cash from (for) operating activities	(2,976)	40,237

Cash flows from investing activities
Loan originations and payments, net	(35,656)	(17,824)
Purchases of securities available for sale	(51,657)	(591)
Proceeds from maturities, calls and repayments of securities available for sale	6,825	5,271
Proceeds from sales of foreclosed assets	0	79
Proceeds from bank owned life insurance claims	0	1,357
Net purchases of premises and equipment and lease activity	(1,537)	(1,461)
Net cash for investing activities	(82,025)	(13,169)

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	March 31, 2025	March 31, 2024

Cash flows from financing activities
Net increase in time deposits	6,796	55,606
Net increase (decrease) in all other deposits	(23,377)	51,286
Net increase (decrease) in securities sold under agreements to repurchase	120,581	(1,116)
Payoffs and paydowns of Federal Home Loan Bank advances	(20,862)	(30,827)
Proceeds from Federal Home Loan Bank advances	0	10,000
Employee stock purchase plan	12	11
Dividend reinvestment plan	203	204
Payment of cash dividends to common shareholders	(5,902)	(5,534)
Net cash from financing activities	77,451	79,630

Net change in cash and cash equivalents	(7,550)	106,698
Cash and cash equivalents at beginning of period	393,010	130,533
Cash and cash equivalents at end of period	$385,460	$237,231

Supplemental disclosures of cash flows information
Cash paid during the period for:
Interest	$32,465	$28,268

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the three months ended March 31, 2025 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Community Partners, LLC ("MCP") and Mercantile Bank (“our bank”) and its subsidiaries, including Mercantile Insurance Center, Inc. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2025 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2024.

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

Approximately 278,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three months ended March 31, 2025. Approximately 327,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three months ended March 31, 2024.

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

Changes in the allowance are recorded as provisions for (or reversals of) credit losses. Losses are charged against the allowance when the collectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2025, and December 31, 2024, there was no allowance related to the available for sale debt securities portfolio.

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans: Loans that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Net unamortized deferred loan costs amounted to $2.3 million and $2.2 million at March 31, 2025, and December 31, 2024, respectively.

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. As of March 31, 2025 and December 31, 2024, we determined that the fair value of our mortgage loans held for sale totaled $15.5 million and $16.0 million, respectively.

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

The estimation of future credit losses should reflect consideration of all significant factors that affect the collectability of the loan portfolio at each evaluation date. While our methodology considers both the historical loss rates as well as the traditional qualitative factors, there may be instances or situations where additional qualitative factors need to be considered. Due to the relatively low level of loan losses during the look-back period, we have established a historical loss information factor that has been included in the qualitative factors that are included in the estimation of future credit losses in the periods presented.

We recorded a provision for credit losses of $2.1 million during the first three months of 2025. The provision for credit losses primarily reflected an increased allocation necessitated by changes to the economic forecast and loan growth.

Accrued interest receivable on loans totaling $17.2 million and $17.3 million as of March 31, 2025 and December 31, 2024, respectively, is included in other assets on the Consolidated Balance Sheets. We elected not to measure an allowance for accrued interest receivable and instead elected to reverse interest income on loans that are placed on nonaccrual status, which is generally when loans become 90 days past due, or earlier if we believe the collection of interest is doubtful. We believe this policy results in the timely reversal of uncollectable interest. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on an internal watch list. Senior management and the Board of Directors review this list regularly. In some cases, we may determine that an individual loan exhibits unique risk characteristics which differentiate the loan from other loans within the loan segments. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific reserve allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed and collateral deficiencies, among other things.

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mortgage Banking Activities: Mortgage loans serviced for others totaled $1.56 billion and $1.55 billion as of March 31, 2025 and December 31, 2024, respectively. Mortgage loan servicing rights are recognized as assets based on the allocated value of retained servicing rights on mortgage loans sold and totaled $12.5 million as of both  March 31, 2025 and December 31, 2024. Mortgage loan servicing rights are carried at the lower of amortized cost or fair value and are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights using groupings of the underlying mortgage loans as to interest rates. Any impairment of a grouping is reported as a valuation allowance. The fair value of mortgage servicing rights totaled $21.6 million and $21.0 million as of  March 31, 2025 and December 31, 2024, respectively.

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

Changes in the fair value of derivatives that are designated, for accounting purposes, as a hedge of the variability of cash flows to be received on various assets and liabilities and are effective are reported in other comprehensive income (loss). They are later reclassified into earnings in the same periods during which the hedged transaction affects earnings and are included in the line item in which the hedged cash flows are recorded. If hedge accounting does not apply, changes in the fair value of derivatives are recognized immediately in current earnings as interest income or expense. We had no derivative instruments designated as hedges as of March 31, 2025, and December 31, 2024.

Goodwill:  The acquisition method of accounting requires that assets and liabilities acquired in a business combination be recorded at fair value as of the acquisition date. The valuation of assets and liabilities often involves estimates based on third-party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. This typically results in goodwill, the amount by which the cost of net assets acquired in a business combination exceeds their fair value, which is subject to impairment testing at least annually. We review goodwill for impairment on an annual basis as of October 1 or more often if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value. Based on our annual impairment analysis of goodwill as of October 1, it was determined that the fair value was in excess of its respective carrying value as of October 1, 2024; therefore, goodwill is considered not impaired.

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table depicts our sources of noninterest income presented in the Consolidated Statements of Income that are scoped within Topic 606:

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	March 31, 2025	March 31, 2024

Service charges on deposit and sweep accounts	$1,839	$1,531
Credit and debit card income	2,201	2,121
Interest rate swap fees	80	1,339
Payroll services income	1,040	896
Customer service fees	197	198

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

Interest Rate Swap Fees: We offer a loan swap program to certain commercial loan customers. Through this program, we originate a variable rate loan with the customer. We and the swap customer will then enter into a fixed interest rate swap. Separately, an identical offsetting swap is entered into by the Company with a counterparty. These “back-to-back” swap arrangements are intended to offset each other and allow us to book a variable rate loan, while providing the customer with a contract for fixed interest payments. Through this program, we receive an upfront, non-refundable fee from the counterparty, dependent upon the pricing, which is recognized upon receipt from the counterparty.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.    SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2025
U.S. Government agency debt obligations	$583,732	$1,380	$(37,703)	$547,409
Mortgage-backed securities	30,848	8	(5,674)	25,182
Municipal general obligation bonds	192,160	483	(7,853)	184,790
Municipal revenue bonds	31,820	119	(2,237)	29,702
Other investments	500	0	0	500

	$839,060	$1,990	$(53,467)	$787,583

December 31, 2024
U.S. Government agency debt obligations	$542,676	$131	$(47,226)	$495,581
Mortgage-backed securities	31,696	4	(6,332)	25,368
Municipal general obligation bonds	187,484	513	(7,827)	180,170
Municipal revenue bonds	31,066	89	(2,422)	28,733
Other investments	500	0	0	500

	$793,422	$737	$(63,807)	$730,352

Securities with unrealized losses at March 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
March 31, 2025
U.S. Government agency debt obligations	$76,302	$685	$361,528	$37,018	$437,830	$37,703
Mortgage-backed securities	12	0	24,625	5,674	24,637	5,674
Municipal general obligation bonds	52,177	1,486	101,963	6,367	154,140	7,853
Municipal revenue bonds	2,369	21	20,967	2,216	23,336	2,237
Other investments	0	0	0	0	0	0

	$130,860	$2,192	$509,083	$51,275	$639,943	$53,467

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.    SECURITIES (Continued)

Securities with unrealized losses at  December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
December 31, 2024
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

At March 31, 2025, 799 debt securities with estimated fair values totaling $640 million had unrealized losses aggregating $53.5 million. At December 31, 2024, 843 debt securities with estimated fair values totaling $680 million had unrealized losses aggregating $63.8 million. At March 31, 2025, unrealized losses aggregating $43.4 million were attributable to bonds issued or guaranteed by agencies of the U.S. Federal Government, while unrealized losses totaling $10.1 million were associated with bonds issued by state-based municipalities. For available for sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the debt security’s amortized cost basis is written down to fair value through income with the establishment of an allowance. For debt securities available for sale that do not meet the aforementioned criteria, we evaluate whether any decline in fair value is due to credit loss factors. In making this assessment, we consider any changes to the rating of the security by a rating agency and adverse conditions specifically related to the issuer of the security, among other factors.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.    SECURITIES (Continued)

The amortized cost and fair value of debt securities at March 31, 2025, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in 2025	$51,895	$51,218
Due in 2026 through 2030	456,080	432,090
Due in 2031 through 2035	253,116	232,846
Due in 2036 and beyond	46,621	45,747
Mortgage-backed securities	30,848	25,182
Other investments	500	500

Total available for sale securities	$839,060	$787,583

No securities were sold during the first three months of 2025 or the full-year 2024.

Securities issued by the State of Michigan and all its political subdivisions had combined amortized costs of $224 million and $219 million as of  March 31, 2025, and  December 31, 2024, respectively, with estimated market values of $215 million and $209 million at the respective dates. We had no securities issued by all other states and their political subdivisions as of March 31, 2025, and December 31, 2024. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligation securities that are pledged to secure repurchase agreements was $242 million and $122 million at March 31, 2025, and December 31, 2024, respectively. The carrying value of U.S. Government agency debt obligation securities that are pledged to secure specific customer deposits was $12.1 million and $11.7 million at March 31, 2025, and December 31, 2024, respectively.

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

Our loan portfolio segments as of both  March 31, 2025 and  December 31, 2024 were as follows:

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Our total loans at March 31, 2025 were $4.64 billion compared to $4.60 billion at December 31, 2024, an increase of $35.8 million, or 0.8%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at March 31, 2025 and  December 31, 2024, and the percentage change in loans from the end of 2024 to the end of the first quarter of 2025, are as follows:

					Percent
	March 31, 2025		December 31, 2024		Increase
(Dollars in thousands)	Balance	%	Balance	%	(Decrease)

Commercial:
Commercial and industrial	$1,314,383	28.3%	$1,287,308	28.0%	2.1%
Vacant land, land development, and residential construction	68,790	1.5	66,936	1.5	2.8
Real estate – owner occupied	705,645	15.2	748,837	16.3	(5.8)
Real estate – non-owner occupied	1,183,728	25.5	1,128,404	24.5	4.9
Real estate – multi-family and residential rental	479,045	10.3	475,819	10.3	0.7
Total commercial	3,751,591	80.8	3,707,304	80.6	1.2

Retail:
1-4 family mortgages	817,212	17.6	827,597	18.0	(1.3)
Other consumer loans	67,746	1.6	65,880	1.4	2.8
Total retail	884,958	19.2	893,477	19.4	(1.0)

Total loans	$4,636,549	100.0%	$4,600,781	100.0%	0.8%

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An age analysis of past due loans is as follows as of March 31, 2025:

							Recorded
			Greater				Balance
	30 – 59	60 – 89	Than 89				> 89
	Days	Days	Days	Total		Total	Days and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing

Commercial:
Commercial and industrial	$0	$4	$274	$278	$1,314,105	$1,314,383	$0
Vacant land, land development, and residential construction	4	0	0	4	68,786	68,790	0
Real estate – owner occupied	0	0	0	0	705,645	705,645	0
Real estate – non- owner occupied	0	0	0	0	1,183,728	1,183,728	0
Real estate – multi-family and residential rental	0	0	0	0	479,045	479,045	0
Total commercial	4	4	274	282	3,751,309	3,751,591	0

Retail:
1-4 family mortgages	57	136	662	855	816,357	817,212	0
Other consumer loans	24	0	0	24	67,722	67,746	0
Total retail	81	136	662	879	884,079	884,958	0

Total past due loans	$85	$140	$936	$1,161	$4,635,388	$4,636,549	$0

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Nonaccrual loans as of March 31, 2025 were as follows:

	Recorded
	Principal	Related
(Dollars in thousands)	Balance	Allowance
With no allowance recorded:
Commercial:
Commercial and industrial	$25	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	41	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	66	0

Retail:
1-4 family mortgages	1,280	0
Other consumer loans	0	0
Total retail	1,280	0

Total with no allowance recorded	$1,346	$0

With an allowance recorded:
Commercial:
Commercial and industrial	$2,232	$1,850
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	2,232	1,850

Retail:
1-4 family mortgages	1,783	523
Other consumer loans	0	0
Total retail	1,783	523

Total with an allowance recorded	$4,015	$2,373

Total nonaccrual loans:
Commercial	$2,298	$1,850
Retail	3,063	523
Total nonaccrual loans	$5,361	$2,373

Nonaccrual loans represent the entire balance of collateral dependent loans. As of March 31, 2025 and  December 31, 2024, all collateral dependent loans were secured by real estate, with the exception of those classified as commercial and industrial, which were secured by accounts receivable, inventory, and equipment. Interest income recognized on nonaccrual loans totaled $0.3 million and $0.2 million during the three months ended  March 31, 2025 and 2024, respectively, reflecting the collection of interest at the time of principal pay-off.

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table reflects amortized cost basis of loans and year-to-date loan charge-offs as of  March 31, 2025 based on year of origination:

								Revolving	Grand
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Loans	Total
Commercial:
Commercial and Industrial:
Grades 1 – 4	$15,017	$101,104	$61,386	$16,904	$43,365	$16,307	$254,083	$369,025	$623,108
Grades 5 – 7	48,282	164,251	71,099	38,836	13,329	4,326	340,123	314,148	654,271
Grades 8 – 9	0	6,244	374	1,202	258	47	8,125	28,879	37,004
Total	$63,299	$271,599	$132,859	$56,942	$56,952	$20,680	$602,331	$712,052	$1,314,383
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Vacant Land, Land Development and Residential Construction:
Grades 1 – 4	$5,571	$14,277	$2,003	$779	$506	$385	$23,521	$0	$23,521
Grades 5 – 7	6,650	30,658	5,724	1,632	173	428	45,265	0	45,265
Grades 8 – 9	0	0	4	0	0	0	4	0	4
Total	$12,221	$44,935	$7,731	$2,411	$679	$813	$68,790	$0	$68,790
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Owner Occupied:
Grades 1 – 4	$22,307	$166,418	$70,497	$86,006	$70,936	$31,187	$447,351	$0	$447,351
Grades 5 – 7	26,557	77,992	55,246	52,417	23,391	15,859	251,462	0	251,462
Grades 8 – 9	0	3,771	0	3,030	0	31	6,832	0	6,832
Total	$48,864	$248,181	$125,743	$141,453	$94,327	$47,077	$705,645	$0	$705,645
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Non-Owner Occupied:
Grades 1 – 4	$35,110	$91,945	$95,902	$75,498	$89,377	$96,203	$484,035	$0	$484,035
Grades 5 – 7	21,954	222,630	203,640	84,198	91,472	75,799	699,693	0	699,693
Grades 8 – 9	0	0	0	0	0	0	0	0	0
Total	$57,064	$314,575	$299,542	$159,696	$180,849	$172,002	$1,183,728	$0	$1,183,728
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Multi-Family and Residential Rental:
Grades 1 – 4	$10,757	$17,826	$45,408	$9,768	$60,249	$35,555	$179,563	$0	$179,563
Grades 5 – 7	36,971	73,373	146,773	29,676	5,620	6,466	298,879	0	298,879
Grades 8 – 9	0	47	0	0	0	556	603	0	603
Total	$47,728	$91,246	$192,181	$39,444	$65,869	$42,577	$479,045	$0	$479,045
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Total Commercial	$229,176	$970,536	$758,056	$399,946	$398,676	$283,149	$3,039,539	$712,052	$3,751,591
Total Commercial year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Retail:
1-4 Family Mortgages:
Performing	$9,550	$73,355	$117,133	$299,888	$198,136	$116,087	$814,149	$0	$814,149
Nonperforming	0	179	88	1,604	365	827	3,063	0	3,063
Total	$9,550	$73,534	$117,221	$301,492	$198,501	$116,914	$817,212	$0	$817,212
Year-to-date gross write offs	$0	$0	$0	$0	$61	$0	$61	$0	$61

Other Consumer Loans:
Performing	$1,688	$4,800	$2,631	$1,157	$576	$838	$11,690	$56,056	$67,746
Nonperforming	0	0	0	0	0	0	0	0	0
Total	$1,688	$4,800	$2,631	$1,157	$576	$838	$11,690	$56,056	$67,746
Year-to-date gross write offs	$0	$0	$2	$0	$0	$0	$2	$0	$2
Total Retail	$11,238	$78,334	$119,852	$302,649	$199,077	$117,752	$828,902	$56,056	$884,958
Total Retail year-to-date gross write offs	$0	$0	$2	$0	$61	$0	$63	$0	$63

Total	$240,414	$1,048,870	$877,908	$702,595	$597,753	$400,901	$3,868,441	$768,108	$4,636,549
Total year-to-date gross write offs	$0	$0	$2	$0	$61	$0	$63	$0	$63

There were lines of credit with principal balances of $0.3 million that were converted to term loans during the first three months of 2025.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table reflects amortized cost basis of loans as of December 31, 2024 and loan charge-offs during the three months ended March 31, 2024 based on year of origination:

								Revolving	Grand
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Loans	Total
Commercial:
Commercial and Industrial:
Grades 1 – 4	$102,898	$68,536	$41,609	$47,534	$9,551	$8,412	$278,540	$351,311	$629,851
Grades 5 – 7	188,267	88,471	31,755	13,513	3,298	2,019	327,323	309,860	637,183
Grades 8 – 9	4,813	401	3,436	262	69	0	8,981	11,293	20,274
Total	$295,978	$157,408	$76,800	$61,309	$12,918	$10,431	$614,844	$672,464	$1,287,308
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$6	$6

Vacant Land, Land Development and Residential Construction:
Grades 1 – 4	$18,536	$4,997	$610	$645	$177	$226	$25,191	$0	$25,191
Grades 5 – 7	31,692	7,681	1,855	49	0	463	41,740	0	41,740
Grades 8 – 9	0	5	0	0	0	0	5	0	5
Total	$50,228	$12,683	$2,465	$694	$177	$689	$66,936	$0	$66,936
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Owner Occupied:
Grades 1 – 4	$179,763	$84,641	$88,794	$75,702	$34,031	$3,469	$466,400	$0	$466,400
Grades 5 – 7	108,316	61,998	52,072	21,833	12,386	5,611	262,216	13,290	275,506
Grades 8 – 9	714	0	6,184	0	33	0	6,931	0	6,931
Total	$288,793	$146,639	$147,050	$97,535	$46,450	$9,080	$735,547	$13,290	$748,837
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Non-Owner Occupied:
Grades 1 – 4	$84,773	$79,911	$76,468	$93,034	$84,355	$13,703	$432,244	$0	$432,244
Grades 5 – 7	194,634	220,681	84,897	91,569	85,828	10,569	688,178	0	688,178
Grades 8 – 9	7,982	0	0	0	0	0	7,982	0	7,982
Total	$287,389	$300,592	$161,365	$184,603	$170,183	$24,272	$1,128,404	$0	$1,128,404
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Multi-Family and Residential Rental:
Grades 1 – 4	$16,271	$46,870	$10,107	$62,744	$33,337	$3,780	$173,109	$0	$173,109
Grades 5 – 7	81,919	174,468	32,506	4,559	5,626	2,985	302,063	37	302,100
Grades 8 – 9	47	0	0	0	563	0	610	0	610
Total	$98,237	$221,338	$42,613	$67,303	$39,526	$6,765	$475,782	$37	$475,819
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Total Commercial	$1,020,625	$838,660	$430,293	$411,444	$269,254	$51,237	$3,021,513	$685,791	$3,707,304
Total Commercial year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$6	$6

Retail:
1-4 Family Mortgages:
Performing	$72,349	$122,718	$307,161	$203,052	$73,052	$46,290	$824,622	$0	$824,622
Nonperforming	0	89	1,626	439	0	821	2,975	0	2,975
Total	$72,349	$122,807	$308,787	$203,491	$73,052	$47,111	$827,597	$0	$827,597
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Other Consumer Loans:
Performing	$5,863	$3,008	$1,428	$732	$361	$653	$12,045	$53,835	$65,880
Nonperforming	0	0	0	0	0	0	0	0	0
Total	$5,863	$3,008	$1,428	$732	$361	$653	$12,045	$53,835	$65,880
Year-to-date gross write offs	$0	$1	$0	$8	$0	$0	$9	$0	$9
Total Retail	$78,212	$125,815	$310,215	$204,223	$73,413	$47,764	$839,642	$53,835	$893,477
Total Retail year-to-date gross write offs	$0	$1	$0	$8	$0	$0	$9	$0	$9

Total	$1,098,837	$964,475	$740,508	$615,667	$342,667	$99,001	$3,861,155	$739,626	$4,600,781
Total year-to-date gross write offs	$0	$1	$0	$8	$0	$0	$9	$6	$15

There were lines of credit with principal balances of $9.1 million as of December 31, 2023 that were converted to term loans during 2024.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

We use a migration to loss methodology to determine historical loss rates for commercial loans given the comprehensive loan grading process employed by our bank for over two decades, while an open pool approach is best suited for retail loans given the smaller dollar size of the segments. A baseline loss rate is produced at each reporting date for each loan portfolio segment using bank-specific loan charge-off and recovery data over a defined historical look-back period. The look-back period represents the number of data periods that will be used to calculate a baseline loss rate for each loan portfolio segment. We determined that the look-back period commencing on January 1, 2011 through the current reporting date was reasonable and appropriate, which was used in the calculation of both the March 31, 2025, and  December 31, 2024 allowance for credit losses.

Our historical loss rate is then applied to future loan balances at the instrument level based on remaining contractual life adjusted for amortization, prepayment and default to develop a baseline lifetime loss. Our prepayment speed assumptions are developed at the loan segment level based upon the consideration of all relevant data which we believe could impact anticipated customer behavior, including changes in interest rates, economic conditions, and underlying property valuations. For the commercial portfolio segments, we assumed a 2.0% prepayment speed as of both March 31, 2025 and  December 31, 2024 as we deemed there to be no considerable changes from historical experience. For the retail 1-4 family mortgage and retail other consumer portfolios, we used a prepayment speed of 7.8% as of March 31, 2025 and  December 31, 2024.

During each reporting period, we also consider the need to adjust the historical loss rates as determined to reflect the extent to which we expect current conditions and reasonable and supportable economic forecasts to differ from the conditions that existed for the period over which the historical loss information was determined. These qualitative adjustments may increase or decrease our estimate of expected future credit losses. As of March 31, 2025 and  December 31, 2024, we used a one-year reasonable and supportable economic forecast period, with a six-month straight-line reversion period for all loan segments. The economic forecasts used for our March 31, 2025 allowance calculation reflected less than a $0.1 million allowance balance reduction. The forecasts used for our December 31, 2024 allowance calculation reflected a $2.2 million allowance balance reduction.

Individual loans exhibiting unique risk characteristics, which differentiated the loans from other loans within the loan segments and were evaluated for expected credit losses on an individual basis, totaled $7.0 million and $7.4 million as of March 31, 2025 and  December 31, 2024, respectively. Individual allowance allocations totaled $2.4 million and $2.2 million as of March 31, 2025 and  December 31, 2024, respectively.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Activity in the allowance for credit losses during the three months ended March 31, 2025 is as follows:

(Dollars in thousands)	Commercial and industrial	Commercial vacant land, land development and residential construction	Commercial real estate – owner occupied	Commercial real estate – non-owner occupied	Commercial real estate – multi-family and residential rental	1-4 family mortgages	Other consumer loans	Unallocated	Total

Balance at 12-31-24	$11,165	$367	$7,671	$10,919	$3,667	$18,702	$1,936	$27	$54,454
Provision for credit losses	598	18	6	1,027	206	186	83	(24)	2,100
Charge-offs	0	0	0	0	0	(61)	(2)	0	(63)
Recoveries	35	1	2	0	5	47	85	0	175
Ending balance	$11,798	$386	$7,679	$11,946	$3,878	$18,874	$2,102	$3	$56,666

Activity in the allowance for credit losses during the three months ended March 31, 2024 is as follows:

(Dollars in thousands)	Commercial and industrial	Commercial vacant land, land development and residential construction	Commercial real estate – owner occupied	Commercial real estate – non-owner occupied	Commercial real estate – multi-family and residential rental	1-4 family mortgages	Other consumer loans	Unallocated	Total

Balance at 12-31-23	$7,441	$384	$7,186	$9,852	$3,184	$18,986	$2,881	$0	$49,914
Provision for credit losses	1,466	2	(151)	289	232	(476)	(77)	15	1,300
Charge-offs	(6)	0	0	0	0	0	(9)	0	(15)
Recoveries	277	1	57	0	4	70	30	0	439
Ending balance	$9,178	$387	$7,092	$10,141	$3,420	$18,580	$2,825	$15	$51,638

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

There were no loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2025. The following table presents the period-end amortized cost basis of modifications to borrowers experiencing financial difficulty by type of modification made during the three months ended March 31, 2024:

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

The following table presents the amortized cost basis of loans that have been modified in the past twelve months to borrowers experiencing financial difficulty by payment status and loan segment as of March 31, 2025:

		30 – 89 Days	90 + Days
(Dollars in thousands)	Current	Past Due	Past Due	Total
Commercial:
Commercial and industrial	$7,100	$0	$0	$7,100
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	41	0	0	41
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	$7,141	$0	$0	$7,141

Retail:
1-4 family mortgages	0	0	0	0
Other consumer loans	0	0	0	0
Total retail	$0	$0	$0	$0

Total loans	$7,141	$0	$0	$7,141

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	March 31,	December 31,
(Dollars in thousands)	2025	2024

Land and improvements	$14,043	$14,021
Buildings	63,331	62,365
Furniture and equipment	27,189	26,657
	104,563	103,043
Less: accumulated depreciation	50,870	49,616

Premises and equipment, net	$53,693	$53,427

Depreciation expense totaled $1.3 million and $1.6 million during the first quarters of 2025 and 2024, respectively.

We enter into facility leases in the normal course of business. As of March 31, 2025, we were under lease contracts for eleven of our banking facilities. The leases have maturity dates ranging from November, 2025 through May, 2048, with a weighted average life of 9.3 years as of March 31, 2025. All of our leases have multiple three- to five-year extensions; however, these were not factored in the lease maturities and weighted average lease term as it was not reasonably certain we would exercise the options on the dates we entered into the lease agreements.

Leases are classified as either operating or finance leases at the lease commencement date, with all of our current leases determined to be operating leases. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term, while lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date at the estimated present value of lease payments over the lease term. We use our incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments. The weighted average discount rate for leases was 6.53% as of March 31, 2025.

The right-of-use assets, included in premises and equipment, net on our Consolidated Balance Sheets, and the lease liabilities, included in other liabilities on our Consolidated Balance Sheets, totaled $4.5 million and $4.4 million as of March 31, 2025, and December 31, 2024, respectively. As permitted by applicable accounting standards, we have elected not to recognize short-term leases with original terms of twelve months or less on our Consolidated Balance Sheets. Total operating lease expense associated with the leases aggregated $0.3 million during the first quarter of 2025 and $0.4 million during the first quarter of 2024.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    PREMISES AND EQUIPMENT, NET (Continued)

Future lease payments were as follows as of March 31, 2025:

(Dollars in thousands)
2025	$895
2026	1,159
2027	1,089
2028	913
2029	713
Thereafter	1,215
Total undiscounted lease payments	5,984
Less effect of discounting	(1,526)
Present value of future lease payments (lease liability)	$4,458

5.    DEPOSITS

Our total deposits at March 31, 2025 totaled $4.68 billion, a decrease of $16.6 million, or 0.4%, from December 31, 2024. The components of our outstanding balances at March 31, 2025 and  December 31, 2024, and percentage change in deposits from the end of 2024 to the end of the first quarter of 2025, are as follows:

					Percent
	March 31, 2025		December 31, 2024		Increase
(Dollars in thousands)	Balance	%	Balance	%	(Decrease)

Noninterest-bearing checking	$1,173,499	25.1%	$1,264,523	26.9%	(7.2)%
Interest-bearing checking	751,344	16.0	738,291	15.7	1.8
Money market	1,566,569	33.5	1,516,436	32.3	3.3
Savings	226,361	4.8	221,900	4.7	2.0
Time, under $100,000	213,281	4.6	207,534	4.4	2.8
Time, $100,000 and over	601,036	12.8	599,983	12.8	0.2
Total local deposits	4,532,090	96.8	4,548,667	96.8	(0.4)

Out-of-area time, $100,000 and over	149,695	3.2	149,699	3.2	(0.0)

Total deposits	$4,681,785	100.0%	$4,698,366	100.0%	(0.4)%

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements is as follows:

	Three Months Ended	Twelve Months Ended
(Dollars in thousands)	March 31, 2025	December 31, 2024

Outstanding balance at end of period	$242,102	$121,521
Average interest rate at end of period	3.47%	2.17%

Average daily balance during the period	$221,288	$224,878
Average interest rate during the period	3.23%	3.43%

Maximum daily balance during the period	$283,757	$278,227

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

7.    FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES

FHLBI bullet advances totaled $340 million at March 31, 2025, and were scheduled to mature at varying dates from April 2025 through January 2029, with fixed rates of interest from 0.70% to 4.54% and averaging 3.18%. FHLBI bullet advances totaled $360 million at December 31, 2024, and were scheduled to mature at varying dates from January 2025 through January 2029, with fixed rates of interest from 0.70% to 4.54% and averaging 3.10%.

Maturities of FHLBI bullet advances as of March 31, 2025 were as follows:

(Dollars in thousands)
2025	$60,000
2026	80,000
2027	100,000
2028	90,000
2029	10,000
Thereafter	0

FHLBI amortizing advances totaled $26.2 million as of March 31, 2025, with an average rate of 2.52% and with final maturities in 2042. FHLBI amortizing advances totaled $27.1 million as of December 31, 2024, with an average rate of 2.52% and with final maturities in 2042. FHLBI amortizing advances are obtained periodically to assist in managing interest rate risk associated with certain longer-term fixed rate commercial loans, with annual principal payments that closely align with the scheduled amortization of the underlying commercial loans.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES (Continued)

Scheduled principal payments on FHLBI amortizing advances as of  March 31, 2025 were as follows:

(Dollars in thousands)
2025	$0
2026	899
2027	938
2028	979
2029	1,021
Thereafter	22,384

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank under a blanket lien arrangement. Our borrowing line of credit as of  March 31, 2025 totaled $1.06 billion, with remaining availability based on collateral of $674 million.

8.    STOCK-BASED COMPENSATION

Stock-based compensation plans are used to provide directors and employees with an increased incentive to contribute to our long-term performance and growth, to align the interests of directors and employees with the interests of our shareholders through the opportunity for increased stock ownership and to attract and retain directors and employees. Stock-based compensation expense, reported as noninterest expense in the Consolidated Statements of Income, totaled $0.8 million and $0.7 million during the  three months ended March 31, 2025 and 2024, respectively.

The Stock Incentive Plan of 2020 was approved by shareholders in May, 2020, and was effectively replaced with the Stock Incentive Plan of 2023 that was approved by shareholders in May, 2023. Under the Stock Incentive Plan of 2023, incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards. Price, vesting and expiration date parameters are determined by Mercantile’s Compensation Committee on a grant-by-grant basis.  No payments are required from employees for restricted stock awards.  The restricted stock awards granted through the plan fully vest after three years and, in the case of performance-based restricted stock issued to executive officers issued under the plan, are subject to the attainment of pre-determined performance goals. There were no restricted stock grants during the three months ended March 31, 2024.

A summary of restricted stock activity during the three months ended March 31, 2025, is as follows:

		Weighted
		Average
	Shares	Fair Value

Nonvested at beginning of the period	228,646	$35.84
Grants	84,685	$50.34
Vested	(34,053)	34.79
Forfeited	(845)	34.42
Nonvested at end of the period	278,433	$40.38

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.    STOCK-BASED COMPENSATION (Continued)

Of the restricted stock shares granted during the three months ended March 31, 2024, 24,910 shares are performance-based awards made to our Named Executive Officers at the target level and are subject to the attainment of pre-determined performance goals. As of  March 31, 2025, there were approximately 298,000 shares authorized for future incentive awards, and as of  December 31, 2024, there were approximately 383,000 shares authorized for future incentive awards.

We periodically grant shares of common stock to our Corporate and Bank Board Directors for retainer payments with the related expense being recorded over the period of the Directors' service, as summarized below:

		Total Cost
Grant Year	Shares Granted	(in thousands)	Covered Period
2023	11,529	350	June 1, 2023 - May 31, 2024
2024	11,316	423	June 1, 2024 - May 31, 2025

9.    COMMITMENTS AND OFF-BALANCE SHEET RISK

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

For commercial lines of credit, retail lines of credit and credit card average outstanding balances, we determined allowance requirements by calculating the difference between the average percent outstanding of the funded commitments over the past several years to actual percent outstanding at the end of the period and applying the respective expected loss allocation factors to the difference as this difference represents the average of unfunded commitments we expect to eventually be drawn upon. For commitments to make loans, we determine an allowance by applying the expected loss allocation factor to the amount expected to be funded. The calculated allowance aggregated $0.3 million and $1.0 million as of March 31, 2025 and December 31, 2024, respectively. We do not reserve for residential mortgage construction loans, as the loans are for one year or less and draws are governed by the receipt and satisfactory review of contractor and subcontractor sworn statements, lien waivers and title insurance company endorsements. Letters of credit are rarely drawn.

At March 31, 2025, and December 31, 2024, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.    COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at March 31, 2025 and  December 31, 2024 is as follows:

	March 31,	December 31,
(Dollars in thousands)	2025	2024

Commercial unused lines of credit	$1,474,577	$1,488,782
Unused lines of credit secured by 1–4 family residential properties	86,113	84,298
Credit card unused lines of credit	181,546	172,273
Other consumer unused lines of credit	33,852	33,892
Commitments to make loans	233,847	295,566
Standby letters of credit	27,177	26,491
	$2,037,112	$2,101,302

10.    DERIVATIVES AND HEDGING ACTIVITIES

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

The fair values of derivative instruments as of March 31, 2025, are reflected in the following table.

		Balance Sheet
(Dollars in thousands)	Notional Amount	Location	Fair Value

Derivative Assets
Interest rate swaps	$890,944	Other Assets	$24,722

Derivative Liabilities
Interest rate swaps	888,917	Other Liabilities	25,073

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.    DERIVATIVES AND HEDGING ACTIVITIES (Continued)

The effect of interest rate swaps that are not designated as hedging instruments resulted in expense of $0.1 million during the three months ended March 31, 2025 that was recorded in other noninterest expense on our Consolidated Statements of Income. We have master netting arrangements with our correspondent banks that allow us to net receivables and payables. The netting agreement also allows us to net related cash collateral received and transferred up to the fair value exposure amount. We have elected to not offset these transactions on the Consolidated Balance Sheets. The netting of derivative instruments as of  March 31, 2025 is presented in the following table.

		Gross Amounts Not Offset on the Consolidated Balance Sheet
(Dollars in thousands)	Net Amounts Recognized	Financial Instruments	Cash Collateral Received or Posted	Net Amount

Derivative Assets
Interest rate swaps	$24,722	$6,655	$9,100	$8,967

Derivative Liabilities
Interest rate swaps	25,073	6,639	3,110	15,324

The fair values of derivative instruments as of December 31, 2024, are reflected in the following table.

		Balance Sheet
(Dollars in thousands)	Notional Amount	Location	Fair Value

Derivative Assets
Interest rate swaps	$866,157	Other Assets	$26,793

Derivative Liabilities
Interest rate swaps	864,130	Other Liabilities	27,050

The effect of interest rate swaps that are not designated as hedging instruments resulted in expense of $0.1 million during the three months ended March 31, 2024 that was recorded in other noninterest expense on our Consolidated Statements of Income. The netting of derivative instruments as of  December 31, 2024 is presented in the following table.

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows as of March 31, 2025 and December 31, 2024:

	Level in	March 31, 2025		December 31, 2024
	Fair
	Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy	Values	Values	Values	Values
Financial assets:
Cash and cash equivalents	Level 1	$385,460	$385,460	$393,010	$393,010
Securities available for sale	(1)	787,583	787,583	730,352	730,352
FHLBI stock	(2)	21,513	21,513	21,513	21,513
Loans, net	Level 3	4,579,883	4,597,149	4,546,327	4,558,628
Mortgage loans held for sale	Level 2	15,192	15,525	15,824	16,047
Accrued interest receivable	Level 2	22,901	22,901	21,401	21,401
Interest rate swaps	Level 2	24,722	24,722	26,793	26,793

Financial liabilities:
Deposits	Level 2	4,681,785	4,547,926	4,698,366	4,541,896
Securities sold under agreements to repurchase	Level 2	242,102	242,102	121,521	121,521
FHLBI advances	Level 2	366,221	357,003	387,083	374,499
Subordinated debentures	Level 2	50,501	50,507	50,330	50,336
Subordinated notes	Level 2	89,400	82,724	89,314	81,825
Accrued interest payable	Level 2	9,527	9,527	10,201	10,201
Interest rate swaps	Level 2	25,073	25,073	27,050	27,050

(1)	See Note 12 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.
(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions; therefore, fair value is estimated at carrying amount.

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

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency debt obligations, mortgage-backed securities issued or guaranteed by U.S. Government agencies, and municipal general obligation and revenue bonds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information that becomes known to us necessitates an impairment. There was no such impairment as of March 31, 2025, or December 31, 2024. We have no Level 1 securities available for sale.

Derivatives. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves. Insignificant unobservable inputs, such as borrower credit spreads, are also utilized.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.  FAIR VALUES (Continued)

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of March 31, 2025 and December 31, 2024, we determined the fair value of our mortgage loans held for sale to be $15.5 million and $16.0 million, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of  March 31, 2025 are as follows:

		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$547,409	$0	$547,409	$0
Mortgage-backed securities	25,182	0	25,182	0
Municipal general obligation bonds	184,790	0	184,396	394
Municipal revenue bonds	29,702	0	29,702	0
Other investments	500	0	500	0
Interest rate swaps	24,722	0	24,722	0
Total assets	$812,305	$0	$811,911	$394

Interest rate swaps	25,073	0	25,073	0
Total liabilities	$25,073	$0	$25,073	$0

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.  FAIR VALUES (Continued)

There were no sales, purchases or transfers in or out of Level 3 during the three months ended March 31, 2025. The insignificant reduction in Level 3 municipal general obligation bonds during the three months ended March 31, 2025 reflects the scheduled maturities of such bonds.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2025 are as follows:

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Collateral dependent loans	$1,642	$0	$0	$1,642
Total	$1,642	$0	$0	$1,642

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. As of March 31, 2025 and December 31, 2024, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since March 31, 2025, that we believe have changed our bank’s categorization.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.  REGULATORY MATTERS (Continued)

Our actual capital levels and the minimum levels required to be categorized as adequately and well capitalized were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
Total capital (to risk weighted assets)
Consolidated	$794,143	14.4%	$439,924	8.0%	$ NA	NA%
Bank	762,135	14.0	435,901	8.0	544,877	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	647,795	11.8	329,943	6.0	NA	NA
Bank	705,187	12.9	326,926	6.0	435,901	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	599,540	10.9	247,458	4.5	NA	NA
Bank	705,187	12.9	245,195	4.5	354,170	6.5
Tier 1 capital (to average assets)
Consolidated	647,795	10.8	241,144	4.0	NA	NA
Bank	705,187	11.8	239,314	4.0	299,142	5.0

December 31, 2024
Total capital (to risk weighted assets)
Consolidated	$777,857	14.2%	$439,031	8.0%	$ NA	NA%
Bank	759,146	13.9	435,793	8.0	544,741	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	633,134	11.5	329,274	6.0	NA	NA
Bank	703,737	12.9	326,845	6.0	435,793	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	584,879	10.7	246,955	4.5	NA	NA
Bank	703,737	12.9	245,134	4.5	354,082	6.5
Tier 1 capital (to average assets)
Consolidated	633,134	10.6	238,934	4.0	NA	NA
Bank	703,737	11.9	237,447	4.0	296,808	5.0

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.  REGULATORY MATTERS (Continued)

Our consolidated capital levels as of both  March 31, 2025 and December 31, 2024 include $48.3 million of trust preferred securities. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of both  March 31, 2025 and December 31, 2024, all $48.3 million of the trust preferred securities were included in our consolidated Tier 1 capital.

Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of March 31, 2025, our bank meets all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 16, 2025, our Board of Directors declared a cash dividend on our common stock in the amount of $0.37 per share that was paid on March 19, 2025, to shareholders of record as of March 7, 2025.

As of March 31, 2025, we had the ability to repurchase up to $6.8 million in common stock shares from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations as part of a $20.0 million common stock repurchase program announced in May 2021. No shares were repurchased during the first three months of 2025. Historically, stock repurchases have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank. The actual timing, number and value of shares repurchased will be determined by us in our discretion and will depend on a number of factors, including the stock price, capital position, financial performance, general market and economic conditions, alternative uses of capital and applicable legal requirements.

14.  SUBSEQUENT EVENTS

On April 17, 2025, our Board of Directors declared a cash dividend on our common stock in the amount of $0.37 per share that will be paid on June 18, 2025, to shareholders of record as of June 6, 2025.

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

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Community Partners, LLC ("MCP") and Mercantile Bank (“our bank”) and its subsidiaries, including Mercantile Insurance Center, Inc. at March 31, 2025 and December 31, 2024 and the results of operations for the three months ended March 31, 2025 and 2024. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

Critical Accounting Policies

Accounting principles generally accepted in the United States of America (“GAAP”) are complex and require us to apply significant judgment to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements included in this report. For a discussion of our significant accounting estimates, see Note 1 of the Notes to our Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2024 (Commission file number 000-26719). Our critical accounting policies are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements, and actual results may differ from those estimates. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

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

MERCANTILE BANK CORPORATION

Financial Overview

We reported net income of $19.5 million, or $1.21 per diluted share, for the first quarter of 2025, compared with net income of $21.6 million, or $1.34 per diluted share, during the first quarter of 2024.  Although net interest income increased, net income was negatively impacted by lower noninterest income, increased noninterest costs and a higher provision expense.

Commercial loans increased $44.3 million during the first three months of 2025, providing for an annualized growth rate of about 5%.  Non-owner occupied commercial real estate (“CRE”) loans grew $55.3 million, commercial and industrial loans increased $27.1 million, multi-family and residential rental property loans were up $3.2 million and land development and construction loans expanded by $1.9 million, while owner occupied CRE loans declined $43.2 million.  As a percent of total commercial loans, commercial and industrial loans and owner occupied CRE loans combined equaled 53.8% as of March 31, 2025, compared to 54.9% as of December 31, 2024.  While the “in discussion” segment of our commercial loan pipeline remains strong, the “committed and accepted” segment is relatively low, the latter generally reflecting customer reaction to the uncertain economic environment associated with United States tariff changes and negotiations.  As of March 31, 2025, we had $210 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase.

Residential mortgage loans decreased $10.4 million during the first three months of 2025, as aggregate payoffs and scheduled monthly payments exceeded new loans added to the portfolio during the first quarter.  Residential mortgage loan originations totaled $100 million during the first three months of 2025, of which about 80% were originated with the intent to sell.

The overall quality of our loan portfolio remains strong, with nonperforming loans equaling only 0.12% of total loans as of March 31, 2025.  Accruing loans past due 30 to 89 days remain very low, and we had no foreclosed properties at quarter end.  Gross loan charge-offs totaled $0.1 million during the first three months of 2025, while recoveries of prior period loan charge-offs aggregated $0.2 million, providing for a net loan recovery of $0.1 million.  We recorded a provision expense of $2.1 million during the first three months of 2025, primarily reflecting an increased allocation necessitated by changes to the economic forecast and loan growth.

MERCANTILE BANK CORPORATION

Interest-earning deposits, a vast majority of which is comprised of funds on deposit with the Federal Reserve Bank of Chicago, averaged $267 million during the first three months of 2025, compared to $150 million during the first three months of 2024.  The higher average balance primarily reflects our strategy to reduce the loan-to-deposit ratio via local deposit growth exceeding loan and investment growth, as well as our desire to maintain higher levels of on-balance sheet liquidity.

Total deposits declined $16.6 million during the first three months of 2025.  Aggregate net growth in almost all interest-bearing deposit types offset a significant portion of the reduction in business noninterest-bearing checking accounts primarily reflecting the customary level of customers’ tax and bonus payments and partnership distributions during the early part of each first quarter.  Securities sold under agreements to repurchase (“sweep accounts”) increased $121 million during the first quarter of 2025, largely reflecting the return of funds that had been withdrawn during the fourth quarter of 2024.  Federal Home Loan Bank of Indianapolis (“FHLBI”) advances declined $20.9 million during the first three months of 2025.  Wholesale funds, comprised of out-of-area deposits and FHLBI advances, totaled $516 million, or about 10% of total funds, as of March 31, 2025.

Net interest income increased $1.2 million during the first three months of 2025 compared to the first quarter of 2024, reflecting the net impact of $3.6 million and $2.4 million increases in interest income and interest expense, respectively.  Our net interest margin during the first quarter of 2025 was 27 basis points lower than during the first quarter of 2024.  Our yield on earning assets declined 32 basis points while our cost of funds was down 5 basis points during that time period.  The lower yield on earning assets largely reflected the aggregate 100 basis point reduction in the federal funds rate during the last four months of 2024.  Despite the reduction in the net interest margin, net interest income increased primarily due to significant loan growth between the first quarters of 2024 and 2025.  Total loans averaged $4.63 billion and $4.30 billion during the first quarters of 2025 and 2024, respectively, reflecting growth of $330 million, or about 8%.

Noninterest income totaled $8.7 million during the first three months of 2025, compared to $10.9 million during the first quarter of 2024.  Growth in treasury management fees, mortgage banking income and payroll service fees was more than offset by lower levels of interest rate swap income, revenue generated from a private equity fund investment and bank owned life insurance income.

Noninterest expense totaled $31.1 million during the first three months of 2025, compared to $29.9 million during the first quarter of 2024.  The higher level of noninterest expense primarily resulted from increased compensation and benefit costs along with higher data processing expenses.

MERCANTILE BANK CORPORATION

Financial Condition

Our total assets increased $89.0 million during the first three months of 2025, and totaled $6.14 billion as of March 31, 2025.  Securities available for sale grew $57.2 million and total loans increased $35.8 million, while interest-earning deposits declined $20.9 million during the first quarter of 2025.  Sweep accounts grew $121 million, while total deposits declined $16.6 million and FHLBI advances decreased $20.9 million during the first three months of 2025.

Commercial loans totaled $3.75 billion, or 80.9% of total loans, as of March 31, 2025.  Commercial loans increased $44.3 million during the first three months of 2025, providing for an annualized growth rate of about 5%.  Non-owner occupied CRE loans grew $55.3 million, commercial and industrial loans increased $27.1 million, multi-family and residential rental property loans were up $3.2 million and land development and construction loans expanded by $1.9 million, while owner occupied CRE loans declined $43.2 million.  As a percent of total commercial loans, commercial and industrial loans and owner occupied CRE loans combined equaled 53.8% as of March 31, 2025, compared to 54.9% as of December 31, 2024.

As of March 31, 2025, we had $210 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase, which we expect to be drawn over the next 12 to 18 months. While the “in discussion” segment of our commercial loan pipeline remains strong, the “committed and accepted” segment is relatively low, the latter generally reflecting customer reaction to the uncertain economic environment associated with United States tariff changes and negotiations.  Our current pipeline reports indicate approximately $234 million in new lending opportunities of which we expect a majority to be accepted and funded over the next 12 to 18 months.  We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship, as well as concentration limits we have established within our commercial loan portfolio.  Usage of existing commercial lines of credit averaged about 45% during the first three months of 2025, compared to approximately 42% during all of 2024.

Residential mortgage loans totaled $817 million, or 17.6% of total loans, as of March 31, 2025.  Residential mortgage loans decreased $10.4 million during the first three months of 2025, as aggregate payoffs and scheduled monthly payments exceeded new loans added to the portfolio during the first quarter.  Residential mortgage loan originations totaled $100 million during the first three months of 2025, of which about 80% were originated with the intent to sell.

Other consumer-related loans totaled $67.7 million, or 1.5% of total loans, as of March 31, 2025, compared to $65.9 million, or 1.4% of total loans, as of December 31, 2024.  We expect this loan portfolio segment to remain relatively stable in dollar amount but decline as a percentage of total loans in future periods as the commercial loan segment grows.

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

Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest and foreclosed properties, totaled $5.4 million (0.1% of total assets) as of March 31, 2025, compared to $5.7 million (0.1% of total assets) as of December 31, 2024.  The volume of nonperforming assets has remained under 0.3% of total assets since year-end 2015.  Given the low levels of nonperforming loans and accruing loans 30 to 89 days delinquent, combined with what we believe are strong credit administration practices, we are pleased with the overall quality of the loan portfolio.

Loan charge-offs totaled $0.1 million, while recoveries of prior period loan charge-offs equaled $0.2 million, providing for a net loan recovery of $0.1 million during the first three months of 2025.  We continue our collection efforts on charged-off loans and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.  We recorded a provision expense of $2.1 million during the first three months of 2025, primarily reflecting an increased allocation necessitated by changes to the economic forecast and loan growth.

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

MERCANTILE BANK CORPORATION

The allowance equaled $56.7 million, or 1.22% of total loans and 1,057% of nonperforming loans, as of March 31, 2025.  The allowance was comprised of $54.3 million in general reserves relating to performing loans and $2.4 million in specific reserves on other loans, primarily nonperforming loans, as of March 31, 2025.  Loans with an aggregate carrying value of $0.3 million as of March 31, 2025 had been subject to previous partial charge-offs aggregating $4.1 million over the past several years.  There were no specific reserves allocated to loans that had been subject to a previous partial charge-off as of March 31, 2025.

Although we believe the allowance is adequate to absorb loan losses in our loan portfolio as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

The following table reflects the composition of our allowance for credit losses, nonaccrual loans, and net charge-offs as of and for the three months ended March 31, 2025.

(Dollars in thousands)	Allowance for Credit Losses	Total Loans	Allowance for Credit Losses to Total Loans	Nonaccrual Loans	Nonaccrual Loans to Total Loans	Allowance for Credit Losses to Nonaccrual Loans	Net Charge-Offs	Annualized Net Charge-Offs to Average Loans

Commercial:
Commercial and industrial	$11,798	$1,314,383	0.90%	$2,257	0.17%	522.73%	$(35)	(0.01)%
Vacant land, land development and residential construction	386	68,790	0.56	0	0	NA	(1)	(0.01)
Real estate – owner occupied	7,679	705,645	1.09	41	0.01	18,729.27	(2)	(0.00)
Real estate – non-owner occupied	11,946	1,183,728	1.01	0	0	NA	0	0.00
Real estate – multi-family and residential rental	3,878	479,045	0.81	0	0	NA	(5)	(0.00)
Total commercial	35,687	3,751,591	0.95	2,298	0.06	1,552.96	(43)	(0.00)

Retail:
1-4 family mortgages	18,874	817,212	2.31	3,063	0.37	616.19	14	0.01
Other consumer	2,102	67,746	3.10	0	0	NA	(83)	(0.50)
Total retail	20,976	884,958	2.37	3,063	0.35	684.82	(69)	(0.03)

Unallocated	3	NA	NA	NA	NA	NA	NA	NA
Total	$56,666	$4,636,549	1.22%	$5,361	0.12%	1,057.00%	$(112)	(0.01)%

MERCANTILE BANK CORPORATION

Securities available for sale increased $57.2 million during the first three months of 2025, totaling $788 million as of March 31, 2025.  Purchases of U.S. Government agency bonds during the first three months of 2025 aggregated $46.0 million, while proceeds from maturities totaled $6.0 million.  There were no purchases of U.S. Government agency guaranteed mortgage-backed securities during the first three months of 2025, while proceeds from principal paydowns aggregated $0.8 million.  Purchases of municipal bonds totaled $5.7 million during the first three months of 2025; there were no maturities.  As of March 31, 2025, the portfolio was primarily comprised of U.S. Government agency bonds (70%), municipal bonds (27%) and U.S. Government agency guaranteed mortgage-backed securities (3%).  All of our securities are currently designated as available for sale, and are therefore stated at fair value.  The fair value of securities designated as available for sale as of March 31, 2025, totaled $788 million, including a net unrealized loss of $51.5 million.  The net unrealized loss equaled $63.1 million as of December 31, 2024.  After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that the unrealized losses were due to changing interest rate environments.   We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations.  In addition, the securities portfolio serves a primary interest rate risk management function.  We expect any upcoming purchases to generally consist of U.S. Government agency bonds and municipal bonds, with the securities portfolio maintained at about 13% to 16% of total assets.

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

FHLBI stock totaled $21.5 million as of March 31, 2025, unchanged from December 31, 2024.  Our investment in FHLBI stock is necessary to engage in the FHLBI’s advance and other financing programs.  We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

Interest-earning deposits, a vast majority of which is comprised of funds on deposit with the Federal Reserve Bank of Chicago, averaged $267 million during the first three months of 2025, compared to $150 million during the first three months of 2024.  The higher average balance primarily reflects our strategy to reduce the loan-to-deposit ratio via local deposit growth exceeding loan and investment growth, as well as our desire to maintain higher levels of on-balance sheet liquidity.

Net premises and equipment equaled $53.7 million as of March 31, 2025, compared to $53.4 million as of December 31, 2024.  Depreciation expense totaled $1.3 million during the first three months of 2025, while investments associated with renovations of existing facilities and equipment purchases aggregated $1.6 million.

MERCANTILE BANK CORPORATION

Total deposits declined $16.6 million during the first three months of 2025.  Aggregate net growth in almost all interest-bearing deposit types offset a significant portion of the reduction in business noninterest-bearing checking accounts primarily reflecting the expected large withdrawal of funds that had been deposited in late 2024 and the customary level of customers’ tax and bonus payments and partnership distributions during the early part of each first quarter.  Out-of-area deposits were unchanged, while FHLBI advances declined $20.9 million during the first three months of 2025.  Wholesale funds, comprised of out-of-area deposits and FHLBI advances, totaled $516 million, or about 10% of total funds, as of March 31, 2025.

Uninsured deposits totaled approximately $2.5 billion, or about 53% of total deposits, as of March 31, 2025, compared to approximately $2.2 billion, or 46% of total deposits, as of December 31, 2024.  The uninsured amounts are estimates based on the methodologies and assumptions we use for regulatory reporting requirements.

Sweep accounts increased $121 million during the first quarter of 2025, largely reflecting the return of funds that had been withdrawn during the fourth quarter of 2024.  In addition, the aggregate balance of sweep accounts is subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances that many of the customers maintain.  The average balance of sweep accounts equaled $221 million during the first three months of 2025, with a high daily balance of $284 million and a low daily balance of $115 million.  Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into overnight interest-bearing repurchase agreements.  Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance.  All of our repurchase agreements are accounted for as secured borrowings.

FHLBI advances declined $20.9 million during the first three months of 2025, totaling $366 million as of March 31, 2025.  Bullet advance maturities aggregated $20.0 million, while no new bullet advances were obtained, during the first three months of 2025.  Payments on amortizing FHLBI advances totaled $0.9 million. Bullet FHLBI advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk, while amortizing FHLBI advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amount and amortization structure of the underlying advances reflective of the associated commercial loans.  FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement.  Our borrowing line of credit totaled $1.06 billion, with remaining availability based on collateral equaling $674 million, as of March 31, 2025.

Shareholders’ equity increased $23.8 million during the first three months of 2025, equaling $608 million as of March 31, 2025.  Positively impacting shareholders’ equity during the first three months of 2025 was net income of $19.5 million, which was partially offset by the payment of cash dividends totaling $5.9 million.  Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by $1.0 million.  A $9.2 million after-tax increase in the market value of our available for sale securities portfolio, reflecting a decline in market interest rates, positively impacted shareholders’ equity during the first three months of 2025.

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

To assist in providing needed funds and managing interest rate risk, we periodically obtain monies from wholesale funding sources.  Wholesale funds, comprised of out-of-area deposits and FHLBI advances, totaled $516 million, or about 10% of total funds, as of March 31, 2025, compared to $537 million, or about 10% of total funds, as of December 31, 2024.

Sweep accounts increased $121 million during the first quarter of 2025, largely reflecting the return of funds that had been withdrawn during the fourth quarter of 2024.  In addition, the aggregate balance of sweep accounts is subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances that many of the customers maintain.  The average balance of sweep accounts equaled $221 million during the first three months of 2025, with a high daily balance of $284 million and a low daily balance of $115 million.  Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into overnight interest-bearing repurchase agreements.  Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance.  All of our repurchase agreements are accounted for as secured borrowings.

Information regarding our repurchase agreements as of March 31, 2025 and during the first three months of 2025 is as follows:

(Dollars in thousands)
Outstanding balance at March 31, 2025	$242,102
Weighted average interest rate at March 31, 2025	3.47%
Maximum daily balance three months ended March 31, 2025	$283,757
Average daily balance for three months ended March 31, 2025	$221,288
Weighted average interest rate for three months ended March 31, 2025	3.23%

FHLBI advances declined $20.9 million during the first three months of 2025, totaling $366 million as of March 31, 2025.  Bullet advance maturities aggregated $20.0 million, while no new bullet advances were obtained, during the first three months of 2025.  Payments on amortizing FHLBI advances totaled $0.9 million.  Bullet FHLBI advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk, while amortizing FHLBI advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amount and amortization structure of the underlying advances reflective of the associated commercial loans.  FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement.  Our borrowing line of credit totaled $1.06 billion, with remaining availability based on collateral equaling $674 million, as of March 31, 2025.

We also have the ability to borrow up to an aggregate $70.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit.  We did not access these lines of credit during the first three months of 2025.  In contrast, our interest-earning deposit balance with the Federal Reserve Bank of Chicago averaged $248 million during the first three months of 2025.  We also have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago.  Using certain municipal bonds as collateral, we could have borrowed up to $153 million as of March 31, 2025.  We did not utilize this line of credit during the first three months of 2025 or at any time during the previous 16 fiscal years, and do not plan to access this line of credit in future periods.

MERCANTILE BANK CORPORATION

The following table reflects, as of March 31, 2025, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
(Dollars in thousands)	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$3,717,773	$0	$0	$0	$3,717,773
Time deposits	699,938	252,780	11,294	0	964,012
Short-term borrowings	242,102	0	0	0	242,102
Federal Home Loan Bank advances	90,899	181,917	72,087	21,318	366,221
Subordinated debentures	0	0	0	50,501	50,501
Subordinated notes	0	0	0	89,400	89,400
Other borrowed money	0	0	0	1,486	1,486
Premises and equipment leases	1,186	2,207	1,401	1,188	5,982

The balance of certificates of deposit exceeding the FDIC insured limit and their maturity profile as of March 31, 2025 and December 31, 2024 were as follows:

(Dollars in thousands)	March 31, 2025	December 31, 2024

Up to three months	$75,397	$101,062
Three months to six months	146,367	66,314
Six months to twelve months	62,033	161,409
Over twelve months	82,060	20,476

Total certificates of deposit	$365,857	$349,261

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit.  As of March 31, 2025, we had a total of $2.01 billion in unfunded loan commitments and $27.2 million in unfunded standby letters of credit.  Of the total unfunded loan commitments, $1.78 billion were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $234 million were for loan commitments generally expected to close and become funded within the next 12 to 18 months.  We regularly monitor fluctuations in loan balances and commitment levels and include such data in our overall liquidity management.

We monitor our liquidity position and funding strategies on an ongoing basis, but recognize that unexpected events, changes in economic or market conditions, a reduction in earnings performance, declining capital levels or situations beyond our control could cause liquidity challenges.  We have developed contingency funding plans that provide a framework for meeting liquidity disruptions.

Capital Resources

Shareholders’ equity increased $23.8 million during the first three months of 2025, equaling $608 million as of March 31, 2025.  Positively impacting shareholders’ equity during the first three months of 2025 was net income of $19.5 million, which was partially offset by the payment of cash dividends totaling $5.9 million.  Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by $1.0 million.  A $9.2 million after-tax increase in the market value of our available for sale securities portfolio, reflecting a decline in market interest rates, positively impacted shareholders’ equity during the first three months of 2025.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies.  Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.  As of March 31, 2025, our bank’s total risk-based capital ratio was 14.0%, compared to 13.9% as of December 31, 2024.  Our bank’s total regulatory capital increased $3.0 million during the first three months of 2025, in large part reflecting net income totaling $22.3 million, which was partially offset by cash dividends paid to us aggregating $20.8 million.  As of March 31, 2025, our bank’s total regulatory capital equaled $762 million, or $217 million in excess of the 10.0% minimum that is among the requirements to be categorized as “well capitalized.”  Our and our bank’s capital ratios as of March 31, 2025 and December 31, 2024 are disclosed in Note 13 of the Notes to Consolidated Financial Statements.

MERCANTILE BANK CORPORATION

Results of Operations

We recorded net income of $19.5 million, or $1.21 per basic and diluted share, for the first quarter of 2025, compared with net income of $21.6 million, or $1.34 per basic and diluted share, for the first quarter of 2024.  Diluted earnings per share decreased $0.13, or 9.7%, during the first quarter of 2025, compared with the prior-year first quarter.

The decrease in net income during the first three months of 2025 compared to the respective 2024 period reflected lower noninterest income and higher levels of noninterest expense and provisions for credit losses, which more than offset increased net interest income.  Net interest income increased as earning asset expansion and a decrease in the cost of funds outpaced a lower yield on earning assets and growth in interest-bearing liabilities.  Noninterest income declined as increases in treasury management fees, mortgage banking income, and payroll service fees were outweighed by reductions in interest rate swap income, revenue generated from an investment in a private equity fund, and bank owned life insurance income.  Noninterest expense was up primarily due to increased salary and benefit and data processing costs.  The provision expense recorded during the current-year first quarter mainly reflected an increased allocation necessitated by changes to the economic forecast.

Interest income during the first quarter of 2025 was $80.3 million, an increase of $3.6 million, or 4.7%, from the $76.7 million earned during the first quarter of 2024.  The increase resulted from growth in average earning assets, which more than offset a lower yield on average earning assets.  Average earning assets equaled $5.68 billion during the first quarter of 2025, up $597 million, or 11.7%, from the level of $5.08 billion during the prior-year first quarter; average loans were up $330 million, average securities increased $150 million, and average interest-earning deposits grew $117 million. The yield on average earning assets was 5.74% during the current-year first quarter, a decrease from 6.06% during the respective 2024 period.  The lower yield mainly resulted from a decreased yield on loans and a change in earning asset mix, which more than offset an enhanced yield on securities stemming from reinvestment and portfolio expansion activities in a higher interest rate environment.  The yield on loans was 6.31% during the first quarter of 2025, down from 6.65% during the first quarter of 2024 primarily due to lower interest rates on variable-rate commercial loans resulting from the Federal Open Market Committee (“FOMC”) lowering the targeted federal funds rate.  The FOMC decreased the targeted federal funds rate by 50 basis points in September of 2024 and 25 basis points in each of November and December of 2024, during which time average variable-rate commercial loans represented approximately 73% of average total commercial loans.  Signifying the success of a strategic initiative to reduce the loan-to-deposit ratio and increase on-balance sheet liquidity, higher-yielding loans represented a reduced percentage of earning assets and lower-yielding securities and interest-earning deposits accounted for increased percentages of earning assets in the first quarter of 2025 compared to the first quarter of 2024.  The yield on securities equaled 2.79% during the first three months of 2025, up from 2.20% during the first three months of 2024.

MERCANTILE BANK CORPORATION

Interest expense during the first quarter of 2025 was $31.8 million, an increase of $2.4 million, or 8.3%, from the $29.4 million expensed during the first quarter of 2024.  The higher level of interest expense resulted from growth in average interest-bearing liabilities, which more than offset a decline in the weighted average cost of these funds.  Average interest-bearing liabilities totaled $4.18 billion during the first three months of 2025, compared to $3.61 billion during the respective 2024 period, representing an increase of $575 million, or 15.9%.  The average weighted cost of interest-bearing liabilities declined from 3.27% during the first quarter of 2024 to 3.08% during the first quarter of 2025 mainly due to lower rates paid on money market accounts, reflecting the decreased interest rate environment that began in September of 2024 in conjunction with the FOMC’s lowering of the targeted federal funds rate.  A change in funding mix, primarily consisting of a decrease in average noninterest-bearing checking accounts and growth in average higher-cost money market accounts and time deposits, negatively impacted the weighted average cost of interest-bearing liabilities during the first three months of 2025.  The increases in money market accounts and time deposits reflected new deposit relationships, growth in existing deposit relationships, and deposit migration.

Net interest income during the first quarter of 2025 was $48.5 million, an increase of $1.2 million, or 2.5%, from the $47.3 million earned during the respective 2024 period.  The increase reflected growth in earning assets, which more than offset a lower net interest margin.  The net interest margin was 3.47% in the first quarter of 2025, down from 3.74% in the prior-year first quarter due to a decreased yield on earning assets, which more than offset a decline in the cost of funds.  The lower yield on average earning assets mainly resulted from a decreased yield on commercial loans, largely reflecting the impact of the previously mentioned FOMC rate cuts.  The cost of funds equaled 2.27% in the first quarter of 2025, down from 2.32% in the first quarter of 2024 primarily due to lower costs of money market accounts, reflecting the decreasing interest rate environment over the last four months of 2024.

The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the first quarters of 2025 and 2024.  Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield for the first quarters of 2025 and 2024 have been computed on a tax equivalent basis using a marginal tax rate of 21.0%.  Securities interest income was increased by $60,000 in the first quarters of 2025 and 2024 for this non-GAAP, but industry standard, adjustment. These adjustments equated to increases in our net interest margin of less than one basis point for both periods.

MERCANTILE BANK CORPORATION

	Quarters ended March 31,
	2025			2024
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$4,629,098	$71,992	6.31%	$4,299,163	$71,270	6.65%
Investment securities	784,608	5,471	2.79	634,099	3,481	2.20
Interest-earning deposits	266,871	2,935	4.40	150,234	2,033	5.35
Total interest - earning assets	5,680,577	80,398	5.74	5,083,496	76,784	6.06

Allowance for credit losses	(55,657)			(51,046)
Other assets	393,238			352,225

Total assets	$6,018,158			$5,384,675

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$3,443,770	$25,192	2.97%	$2,790,307	$22,224	3.19%
Short-term borrowings	221,288	1,763	3.23	216,674	1,654	3.06
Federal Home Loan Bank advances	376,211	2,898	3.08	460,251	3,399	2.92
Other borrowings	141,129	1,937	5.49	139,923	2,086	5.90
Total interest-bearing liabilities	4,182,398	31,790	3.08	3,607,155	29,363	3.27

Noninterest-bearing deposits	1,144,781			1,175,884
Other liabilities	96,834			74,455
Shareholders’ equity	594,145			527,181

Total liabilities and shareholders’ equity	$6,018,158			$5,384,675

Net interest income		$48,608			$47,421

Net interest rate spread			2.66%			2.79%
Net interest spread on average assets			3.28%			3.53%
Net interest margin on earning assets			3.47%			3.74%

MERCANTILE BANK CORPORATION

Provisions for credit losses of $2.1 million and $1.3 million were recorded during the first quarters of 2025 and 2024, respectively.  The provision expense recorded during the first three months of 2025 mainly reflected an increased allocation dictated by changes to the economic forecast.  The provision expense recorded during the first three months of 2024 primarily reflected an individual allocation for a nonperforming commercial loan relationship, allocations necessitated by net loan growth, and a change in a commercial loan environmental factor, which more than offset the impacts of an improved economic forecast and changes to the loan portfolio composition.  Sustained strength in loan quality metrics and the recording of net loan recoveries during both periods largely mitigated additional reserves associated with loan growth.

Noninterest income totaled $8.7 million during the first quarter of 2025, down from $10.9 million during the respective 2024 period as growth in treasury management fees, mortgage banking income, and payroll service fees was more than offset by lower levels of interest rate swap income, revenue generated from an investment in a private equity fund, and bank owned life insurance income.  The increase in treasury management fees mainly reflected customers’ expanded use of products and services and the successful marketing of these offerings to existing and new clients.  The higher level of mortgage banking income primarily resulted from increases in the percentage of loans originated with the intent to sell, which equaled approximately 80% during the current-year first quarter compared to approximately 74% during the first quarter of 2024, and total loan originations, which were up approximately 26% during the first quarter of 2025 compared to the corresponding 2024 period.  During the first quarter of 2025, interest rate swap income, which sometimes varies greatly from period to period due to the timing of closing transactions, was negatively impacted by the ongoing uncertainty surrounding economic and operating conditions and the associated reduction in commercial loan activity.  Noninterest income during the first three months of 2024 included bank owned life insurance claims totaling $0.7 million.

Noninterest expense totaled $31.1 million during the first quarter of 2025, compared to $29.9 million during the prior-year first quarter.  The increase primarily resulted from higher salary and benefit costs, largely reflecting annual merit pay increases and market adjustments.  A higher level of data processing costs, mainly reflecting increased software support costs, also contributed to the rise in noninterest expense.  Lower depreciation expense, largely reflecting facility expansion and leasehold improvement projects becoming fully depreciated during 2024, and a reduced reserve for commercial loan commitments positively impacted noninterest expense during the first three months of 2025.  Noninterest expense during the first quarter of 2024 included contributions to The Mercantile Bank Foundation totaling $0.7 million.

During the first quarter of 2025, we recorded income before federal income tax of $24.0 million and a federal income tax expense of $4.5 million. During the first quarter of 2024, we recorded income before federal income tax of $27.0 million and a federal income tax expense of $5.4 million.  The $0.9 million decrease in federal income tax expense in the first three months of 2025 compared to the respective 2024 period primarily resulted from the lower level of income before federal income tax.  The aforementioned bank owned life insurance claims, substantially all of which were nontaxable, positively impacted the effective tax rate in the first three months of 2024.

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

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of March 31, 2025:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
(Dollars in thousands)	Months	Months	Years	Years	Total
Assets:
Loans (1)	$2,932,924	$163,911	$1,058,971	$480,743	$4,636,549
Securities available for sale (2)	40,379	42,900	342,767	383,050	809,096
Interest-earning deposits	310,634	506	4,000	0	315,140
Mortgage loans held for sale	15,192	0	0	0	15,192
Allowance for credit losses	0	0	0	0	(56,666)
Other assets	0	0	0	0	421,889
Total assets	$3,299,129	$207,317	$1,405,738	$863,793	$6,141,200

Liabilities:
Interest-bearing deposits	2,788,229	455,984	264,073	0	3,508,286
Short-term borrowings	242,102	0	0	0	242,102
Federal Home Loan Bank advances	30,000	60,899	254,004	21,318	366,221
Other borrowed money	51,987	0	89,400	0	141,387
Noninterest-bearing checking	0	0	0	0	1,173,499
Other liabilities	0	0	0	0	101,359
Total liabilities	3,112,318	516,883	607,477	21,318	5,532,854
Shareholders' equity	0	0	0	0	608,346
Total liabilities & shareholders' equity	$3,112,318	$516,883	$607,477	$21,318	$6,141,200
Net asset (liability) GAP	$186,811	$(309,566)	$798,261	$842,475
Cumulative GAP	$186,811	$(122,755)	$675,506	$1,517,981

Percent of cumulative GAP to total assets	3.0%	(2.0)%	11.0%	24.7%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of March 31, 2025.

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

We conducted multiple simulations as of March 31, 2025, in which it was assumed that changes in market interest rates occurred ranging from up 300 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested dollar and percentage changes in net interest income over the next twelve months in comparison to the $225 million in net interest income projected using our balance sheet amounts and anticipated replacement rates as of March 31, 2025. The resulting estimates are generally within our policy parameters established to manage and monitor interest rate risk.

(Dollars in thousands)	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 400 basis points	$(29,500)	(13.1)%
Interest rates down 300 basis points	(17,800)	(7.9)
Interest rates down 200 basis points	(13,800)	(6.1)
Interest rates down 100 basis points	(6,600)	(2.9)
Interest rates up 100 basis points	6,300	2.8
Interest rates up 200 basis points	12,800	5.7
Interest rates up 300 basis points	18,900	8.4

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

Item 4. Controls and Procedures

As of March 31, 2025, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2025.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sales of equity securities during the quarter ended March 31, 2025.

Issuer Purchases of Equity Securities

On May 27, 2021, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions, our capital position, financial performance and alternative uses of capital, and applicable legal requirements. The program may be discontinued at any time. No shares were repurchased during the first three months of 2025. Historically, stock repurchases have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank. As of March 31, 2025, repurchases aggregating $6.8 million were available to be made under the current repurchase program.

Repurchases made during the first quarter of 2025 are detailed in the table below.

				Maximum Number
				of Shares or
				Approximate Dollar
			Total Number of	Value that May Yet
	Total		Shares Purchased as	Be
	Number of	Average	Part of Publicly	Purchased Under the
	Shares	Price Paid Per	Announced Plans or	Plans or Programs
Period	Purchased	Share	Programs	(Dollars in thousands)
January 1 – 31	0	$0	0	$6,818
February 1 – 28	0	0	0	6,818
March 1 – 31	0	0	0	6,818
Total	0	$0	0	$6,818

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

MERCANTILE BANK CORPORATION

Item 6. Exhibits

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation of Mercantile Bank Corporation, including all amendments thereto, incorporated by reference to Exhibit 3.1 of our Form S-4 Registration Statement filed February 16, 2022

3.2	Our Amended and Restated Bylaws dated as of February 26, 2015 are incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed February 26, 2015

4.1	Instruments defining the Rights of Security Holders – reference is made to Exhibits 3.1 and 3.2. In accordance with Regulation S-K Item 601(b)(4), Mercantile Bank Corporation is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total assets of Mercantile Bank Corporation and its subsidiaries on a consolidated basis. Mercantile Bank Corporation hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

4.2	Subordinated indenture, dated December 15, 2021, by and between Mercantile Bank Corporation and Wilmington Trust, National Association, as trustee, incorporated by reference to our Current Report on Form 8-K filed December 17, 2021

4.3	First Supplemental Indenture to Subordinated indenture, dated December 15, 2021, by and between Mercantile Bank Corporation and Wilmington Trust, National Association, as trustee, incorporated by reference to our Current Report on Form 8-K filed December 17, 2021

4.4	Form of 3.25% Fixed-to-Floating Rate Subordinated Note due 2032, incorporated by reference to our Current Report on Form 8-K filed December 17, 2021

4.5	Form of Subordinated Note Purchase Agreement dated December 15, 2021, by and among Mercantile Bank Corporation and the Purchasers, incorporated by reference to our Current Report on Form 8-K filed December 17, 2021

4.6	Form of Registration Rights Agreement dated December 15, 2021, by and among Mercantile Bank Corporation and the Purchasers, incorporated by reference to our Current Report on Form 8-K filed December 17, 2021

10.1	Form of Performance-Based Restricted Stock Award Agreement, in connection with the Mercantile Bank Corporation Stock Incentive Plan of 2023, incorporated by reference to Exhibit 10.1 on our Form 8-K filed February 6, 2025

10.2	Form of Standard Restricted Stock Award Agreement, in connection with the Mercantile Bank Corporation Stock Incentive Plan of 2023, incorporated by reference to Exhibit 10.2 on our Form 8-K filed February 6, 2025

10.3	2025 Mercantile Executive Officer Bonus Plan, incorporated by reference to Exhibit 10.1 on our Form 8-K filed March 20, 2025

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2025.

MERCANTILE BANK CORPORATION

By: /s/ Raymond E. Reitsma
Raymond E. Reitsma
President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Charles E. Christmas
Charles E. Christmas
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)