Form 10-Q
period 2025-06-30
MERCANTILE BANK CORP
filed 2025-08-01
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐    No  ☒

At July 28, 2025, there were 16,248,613 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
(Dollars in thousands)	2025	2024
ASSETS
Cash and due from banks	$98,900	$56,991
Interest-earning assets	197,172	336,019
Total cash and cash equivalents	296,072	393,010

Securities available for sale	826,415	730,352
Federal Home Loan Bank stock	21,513	21,513
Mortgage loans held for sale	27,569	15,824

Loans	4,698,019	4,600,781
Allowance for credit losses	(58,375)	(54,454)
Loans, net	4,639,644	4,546,327

Premises and equipment, net	54,792	53,427
Bank owned life insurance	95,012	93,839
Goodwill	49,473	49,473
Other assets	170,498	148,396
Total assets	$6,180,988	$6,052,161

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$1,180,801	$1,264,523
Interest-bearing	3,529,671	3,433,843
Total deposits	4,710,472	4,698,366

Securities sold under agreements to repurchase	242,785	121,521
Federal Home Loan Bank advances	356,221	387,083
Subordinated debentures	50,672	50,330
Subordinated notes	89,486	89,314
Accrued interest and other liabilities	99,833	121,021
Total liabilities	5,549,469	5,467,635

Commitments and contingent liabilities (Note 9)

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,248,694 shares issued and outstanding at June 30, 2025 and 16,146,374 shares issued and outstanding at December 31, 2024	302,294	299,705
Retained earnings	364,991	334,646
Accumulated other comprehensive income (loss)	(35,766)	(49,825)
Total shareholders’ equity	631,519	584,526
Total liabilities and shareholders’ equity	$6,180,988	$6,052,161

See accompanying notes to consolidated financial statements.

  MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Dollars in thousands except per share amounts)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Interest income
Loans, including fees	$73,962	$72,819	$145,954	$144,089
Securities, taxable	4,679	2,656	8,919	5,101
Securities, tax-exempt	1,181	968	2,353	1,945
Interest-earning assets	2,136	2,436	5,071	4,469
Total interest income	81,958	78,879	162,297	155,604

Interest expense
Deposits	25,725	24,710	50,918	46,934
Short-term borrowings	1,919	1,757	3,682	3,412
Federal Home Loan Bank advances	2,897	3,252	5,795	6,651
Subordinated debt and other borrowings	1,938	2,088	3,875	4,173
Total interest expense	32,479	31,807	64,270	61,170

Net interest income	49,479	47,072	98,027	94,434

Provision for credit losses	1,600	3,500	3,700	4,800

Net interest income after provision for credit losses	47,879	43,572	94,327	89,634

Noninterest income
Service charges on deposit and sweep accounts	1,967	1,692	3,806	3,224
Mortgage banking income	3,969	3,023	6,620	5,365
Credit and debit card income	2,350	2,266	4,551	4,387
Interest rate swap fees	1,230	766	1,310	2,104
Payroll services income	783	686	1,823	1,582
Earnings on bank owned life insurance	561	437	1,104	1,609
Other income	602	811	950	2,277
Total noninterest income	11,462	9,681	20,164	20,548

Noninterest expense
Salaries and benefits	20,711	17,913	40,268	36,150
Occupancy	2,155	2,220	4,273	4,509
Furniture and equipment depreciation, rent and maintenance	826	923	1,613	1,852
Data processing costs	3,599	3,415	7,369	6,704
Charitable foundation contributions	2	4	5	707
Other expense	6,086	5,262	10,955	9,758
Total noninterest expense	33,379	29,737	64,483	59,680

Income before federal income tax expense	25,962	23,516	50,008	50,502

Federal income tax expense	3,344	4,730	7,853	10,154

Net income	$22,618	$18,786	$42,155	$40,348

Basic earnings per share	$1.39	$1.17	$2.60	$2.50
Diluted earnings per share	$1.39	$1.17	$2.60	$2.50

Average basic shares outstanding	16,239,919	16,122,813	16,219,064	16,120,836
Average diluted shares outstanding	16,239,919	16,122,813	16,219,064	16,120,836

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Net income	$22,618	$18,786	$42,155	$40,348

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	6,204	(342)	17,797	(3,491)
Tax effect of unrealized holding gains (losses) on securities available for sale	(1,303)	73	(3,738)	734
Other comprehensive income (loss), net of tax	4,901	(269)	14,059	(2,757)

Comprehensive income (loss)	$27,519	$18,517	$56,214	$37,591

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
(Dollars in thousands except per share amounts)	Stock	Stock	Earnings	Income (Loss)	Equity

Balances, April 1, 2025	$0	$300,732	$348,281	$(40,667)	$608,346

Employee stock purchase plan (322 shares)		15			15

Dividend reinvestment plan (4,687 shares)		202			202

Stock grants to directors for retainer fees (9,210 shares)		408			408

Stock-based compensation expense		937			937

Cash dividends ($0.37 per common share)			(5,908)		(5,908)

Net income for the three months ended June 30, 2025			22,618		22,618

Change in net unrealized holding gain (loss) on securities available for sale, net of tax effect				4,901	4,901

Balances, June 30, 2025	$0	$302,294	$364,991	$(35,766)	$631,519

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

				Accumulated
				Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
(Dollars in thousands except per share amounts)	Stock	Stock	Earnings	Income (Loss)	Equity

Balances, January 1, 2025	$0	$299,705	$334,646	$(49,825)	$584,526

Employee stock purchase plan (598 shares)		27			27

Dividend reinvestment plan (9,257 shares)		405			405

Stock grants to directors for retainer fees (9,810 shares)		434			434

Stock-based compensation expense		1,723			1,723

Cash dividends ($0.74 per common share)			(11,810)		(11,810)

Net income for the six months ended June 30, 2025			42,155		42,155

Change in net unrealized holding gain (loss) on securities available for sale, net of tax effect				14,059	14,059

Balances, June 30, 2025	$0	$302,294	$364,991	$(35,766)	$631,519

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

				Accumulated
				Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
(Dollars in thousands except per share amounts)	Stock	Stock	Earnings	Income (Loss)	Equity

Balances, April 1, 2024	$0	$296,065	$293,554	$(52,975)	$536,644

Employee stock purchase plan (320 shares)		13			13

Dividend reinvestment plan (5,423 shares)		201			201

Stock grants to directors for retainer fees (11,247 shares)		421			421

Stock-based compensation expense		891			891

Cash dividends ($0.35 per common share)			(5,536)		(5,536)

Net income for the three months ended June 30, 2024			18,786		18,786

Change in net unrealized holding gain (loss) on securities available for sale, net of tax effect				(269)	(269)

Balances, June 30, 2024	$0	$297,591	$306,804	$(53,244)	$551,151

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

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
(Dollars in thousands)	June 30, 2025	June 30, 2024

Cash flows from operating activities
Net income	$42,155	$40,348
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization/accretion	3,064	5,480
Provision for credit losses	3,700	4,800
Stock-based compensation expense	1,723	1,633
Stock grants to directors for retainer fees	434	423
Proceeds from sales of mortgage loans held for sale	190,367	147,849
Origination of mortgage loans held for sale	(196,413)	(146,731)
Net gain from sales of mortgage loans held for sale	(5,699)	(4,637)
Net gain from sales and valuation write-downs of foreclosed assets	0	(290)
Net gain from sale and write-down of former bank premises	0	(78)
Earnings on bank owned life insurance	(1,104)	(1,609)
Net (gain) loss on instruments designated at fair value and related derivatives	210	(104)
Net change in:
Accrued interest receivable	(278)	(1,169)
Other assets	(28,260)	(16,679)
Accrued interest payable and other liabilities	(20,680)	20,113
Net cash from (for) operating activities	(10,781)	49,349

Cash flows from investing activities
Loan originations and payments, net	(97,017)	(133,793)
Purchases of securities available for sale	(104,552)	(57,592)
Proceeds from maturities, calls and repayments of securities available for sale	28,180	23,185
Proceeds from sales of foreclosed assets	0	290
Proceeds from sales of fomer bank premises	0	278
Proceeds from bank owned life insurance claims	0	1,357
Net purchases of premises and equipment and lease activity	(3,898)	(2,330)
Net cash for investing activities	(177,287)	(168,605)

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six Months	Six Months
	Ended	Ended
(Dollars in thousands)	June 30, 2025	June 30, 2024

Cash flows from financing activities
Net increase in time deposits	51,158	71,902
Net increase (decrease) in all other deposits	(39,052)	173,754
Net increase (decrease) in securities sold under agreements to repurchase	121,264	(7,836)
Payoffs and paydowns of Federal Home Loan Bank advances	(50,862)	(50,827)
Proceeds from Federal Home Loan Bank advances	20,000	10,000
Employee stock purchase plan	27	24
Dividend reinvestment plan	405	405
Payment of cash dividends to common shareholders	(11,810)	(11,070)
Net cash from financing activities	91,130	186,352

Net change in cash and cash equivalents	(96,938)	67,096
Cash and cash equivalents at beginning of period	393,010	130,533
Cash and cash equivalents at end of period	$296,072	$197,629

Supplemental disclosures of cash flows information
Cash paid during the period for:
Interest	$64,263	$59,477
Federal income tax	0	11,600

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the six months ended June 30, 2025 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Community Partners, LLC ("MCP") and Mercantile Bank (“our bank”) and its subsidiaries, including Mercantile Insurance Center, Inc. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended June 30, 2025 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2024.

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

Approximately 277,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three and six months ended June 30, 2025. Approximately 303,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three and six months ended June 30, 2024.

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

Changes in the allowance are recorded as provisions for (or reversals of) credit losses. Losses are charged against the allowance when the collectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2025, and December 31, 2024, there was no allowance related to the available for sale debt securities portfolio.

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans: Loans that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Net unamortized deferred loan costs amounted to $1.8 million and $2.2 million at June 30, 2025, and December 31, 2024, respectively.

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. As of June 30, 2025 and December 31, 2024, we determined that the fair value of our mortgage loans held for sale totaled $28.1 million and $16.0 million, respectively.

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

We recorded a provision for credit losses of $3.7 million and $4.8 million during the six months ended June 30, 2025 and 2024, respectively. The provision expense recorded during the first six months of 2025 primarily reflected a net increase in individual allocations, allocations necessitated by net loan growth, and the net impact of changes to the economic forecast. The provision expense recorded during the first six months of 2024 primarily reflected a net increase in individual allocations and allocations required by net loan growth.

Accrued interest receivable on loans totaling $17.2 million and $17.3 million as of June 30, 2025 and December 31, 2024, respectively, is included in other assets on the Consolidated Balance Sheets. We elected not to measure an allowance for accrued interest receivable and instead elected to reverse interest income on loans that are placed on nonaccrual status, which is generally when loans become 90 days past due, or earlier if we believe the collection of interest is doubtful. We believe this policy results in the timely reversal of uncollectable interest. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on an internal watch list. Senior management and the Board of Directors review this list regularly. In some cases, we may determine that an individual loan exhibits unique risk characteristics which differentiate the loan from other loans within the loan segments. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific reserve allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed and collateral deficiencies, among other things.

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mortgage Banking Activities: Mortgage loans serviced for others totaled $1.59 billion and $1.55 billion as of June 30, 2025 and December 31, 2024, respectively. Mortgage loan servicing rights are recognized as assets based on the allocated value of retained servicing rights on mortgage loans sold and totaled $12.8 million and $12.5 million as of  June 30, 2025 and December 31, 2024, respectively. Mortgage loan servicing rights are carried at the lower of amortized cost or fair value and are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights using groupings of the underlying mortgage loans as to interest rates. Any impairment of a grouping is reported as a valuation allowance. The fair value of mortgage servicing rights totaled $21.6 million and $21.0 million as of  June 30, 2025 and December 31, 2024, respectively.

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

Changes in the fair value of derivatives that are designated, for accounting purposes, as a hedge of the variability of cash flows to be received on various assets and liabilities and are effective are reported in other comprehensive income (loss). They are later reclassified into earnings in the same periods during which the hedged transaction affects earnings and are included in the line item in which the hedged cash flows are recorded. If hedge accounting does not apply, changes in the fair value of derivatives are recognized immediately in current earnings as interest income or expense. We had no derivative instruments designated as hedges as of June 30, 2025, and December 31, 2024.

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table depicts our sources of noninterest income presented in the Consolidated Statements of Income that are scoped within Topic 606:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Service charges on deposit and sweep accounts	$1,967	$1,692	$3,806	$3,224
Credit and debit card income	2,350	2,266	4,551	4,387
Interest rate swap fees	1,230	766	1,310	2,104
Payroll services income	783	686	1,823	1,582
Customer service fees	179	183	376	381

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.    SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2025
U.S. Government agency debt obligations	$618,717	$2,273	$(33,319)	$587,671
Mortgage-backed securities	29,893	10	(5,523)	24,380
Municipal general obligation bonds	188,931	548	(7,361)	182,118
Municipal revenue bonds	33,646	129	(2,029)	31,746
Other investments	500	0	0	500

	$871,687	$2,960	$(48,232)	$826,415

December 31, 2024
U.S. Government agency debt obligations	$542,676	$131	$(47,226)	$495,581
Mortgage-backed securities	31,696	4	(6,332)	25,368
Municipal general obligation bonds	187,484	513	(7,827)	180,170
Municipal revenue bonds	31,066	89	(2,422)	28,733
Other investments	500	0	0	500

	$793,422	$737	$(63,807)	$730,352

Securities with unrealized losses at June 30, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
June 30, 2025
U.S. Government agency debt obligations	$49,087	$454	$359,282	$32,865	$408,369	$33,319
Mortgage-backed securities	0	0	23,848	5,523	23,848	5,523
Municipal general obligation bonds	38,247	1,449	108,089	5,912	146,336	7,361
Municipal revenue bonds	2,985	41	22,586	1,988	25,571	2,029
Other investments	0	0	0	0	0	0

	$90,319	$1,944	$513,805	$46,288	$604,124	$48,232

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

At June 30, 2025, 747 debt securities with estimated fair values totaling $604 million had unrealized losses aggregating $48.2 million. At December 31, 2024, 843 debt securities with estimated fair values totaling $680 million had unrealized losses aggregating $63.8 million. At June 30, 2025, unrealized losses aggregating $38.8 million were attributable to bonds issued or guaranteed by agencies of the U.S. Federal Government, while unrealized losses totaling $9.4 million were associated with bonds issued by state-based municipalities. For available for sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the debt security’s amortized cost basis is written down to fair value through income with the establishment of an allowance. For debt securities available for sale that do not meet the aforementioned criteria, we evaluate whether any decline in fair value is due to credit loss factors. In making this assessment, we consider any changes to the rating of the security by a rating agency and adverse conditions specifically related to the issuer of the security, among other factors.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.    SECURITIES (Continued)

The amortized cost and fair value of debt securities at June 30, 2025, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in 2025	$33,462	$33,137
Due in 2026 through 2030	480,202	460,372
Due in 2031 through 2035	277,229	259,053
Due in 2036 and beyond	50,401	48,973
Mortgage-backed securities	29,893	24,380
Other investments	500	500

Total available for sale securities	$871,687	$826,415

No securities were sold during the first six months of 2025 or the full-year 2024.

Securities issued by the State of Michigan and all its political subdivisions had combined amortized costs of $223 million and $219 million as of  June 30, 2025, and  December 31, 2024, respectively, with estimated market values of $214 million and $209 million at the respective dates. We had no securities issued by all other states and their political subdivisions as of June 30, 2025, and December 31, 2024. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligation securities that are pledged to secure repurchase agreements was $243 million and $122 million at June 30, 2025, and December 31, 2024, respectively. The carrying value of U.S. Government agency debt obligation securities that are pledged to secure specific customer deposits was $12.3 million and $11.7 million at June 30, 2025, and December 31, 2024, respectively.

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

Our loan portfolio segments as of both  June 30, 2025 and  December 31, 2024 were as follows:

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Our total loans at June 30, 2025 were $4.70 billion compared to $4.60 billion at December 31, 2024, an increase of $97.2 million, or 2.1%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at June 30, 2025 and  December 31, 2024, and the percentage change in loans from the end of 2024 to the end of the second quarter of 2025, are as follows:

					Percent
	June 30, 2025		December 31, 2024		Increase
(Dollars in thousands)	Balance	%	Balance	%	(Decrease)

Commercial:
Commercial and industrial	$1,375,368	29.3%	$1,287,308	28.0%	6.8%
Vacant land, land development, and residential construction	67,520	1.4	66,936	1.5	0.9
Real estate – owner occupied	725,106	15.4	748,837	16.3	(3.2)
Real estate – non-owner occupied	1,134,012	24.1	1,128,404	24.5	0.5
Real estate – multi-family and residential rental	519,152	11.1	475,819	10.3	9.1
Total commercial	3,821,158	81.3	3,707,304	80.6	3.1

Retail:
1-4 family mortgages	799,427	17.0	827,597	18.0	(3.4)
Other consumer loans	77,434	1.7	65,880	1.4	17.5
Total retail	876,861	18.7	893,477	19.4	(1.9)

Total loans	$4,698,019	100.0%	$4,600,781	100.0%	2.1%

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An age analysis of past due loans is as follows as of June 30, 2025:

							Recorded
			Greater				Balance
	30 – 59	60 – 89	Than 89				> 89
	Days	Days	Days	Total		Total	Days and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing

Commercial:
Commercial and industrial	$0	$1,305	$400	$1,705	$1,373,663	$1,375,368	$0
Vacant land, land development, and residential construction	0	0	0	0	67,520	67,520	0
Real estate – owner occupied	0	0	0	0	725,106	725,106	0
Real estate – non- owner occupied	0	0	0	0	1,134,012	1,134,012	0
Real estate – multi-family and residential rental	0	0	0	0	519,152	519,152	0
Total commercial	0	1,305	400	1,705	3,819,453	3,821,158	0

Retail:
1-4 family mortgages	654	208	0	862	798,565	799,427	0
Other consumer loans	103	0	0	103	77,331	77,434	0
Total retail	757	208	0	965	875,896	876,861	0

Total past due loans	$757	$1,513	$400	$2,670	$4,695,349	$4,698,019	$0

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Nonaccrual loans as of June 30, 2025 were as follows:

	Recorded
	Principal	Related
(Dollars in thousands)	Balance	Allowance
With no allowance recorded:
Commercial:
Commercial and industrial	$25	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	25	0

Retail:
1-4 family mortgages	1,301	0
Other consumer loans	0	0
Total retail	1,301	0

Total with no allowance recorded	$1,326	$0

With an allowance recorded:
Commercial:
Commercial and industrial	$1,702	$1,204
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	5,532	2,471
Real estate – multi-family and residential rental	0	0
Total commercial	7,234	3,675

Retail:
1-4 family mortgages	1,183	219
Other consumer loans	0	0
Total retail	1,183	219

Total with an allowance recorded	$8,417	$3,894

Total nonaccrual loans:
Commercial	$7,259	$3,675
Retail	2,484	219
Total nonaccrual loans	$9,743	$3,894

Nonaccrual loans represent the entire balance of collateral dependent loans. As of June 30, 2025 and  December 31, 2024, all collateral dependent loans were secured by real estate, with the exception of those classified as commercial and industrial, which were secured by accounts receivable, inventory, and equipment. Interest income recognized on nonaccrual loans totaled $0.3 million and $0.4 million during the six months ended June 30, 2025 and 2024, respectively, reflecting the collection of interest at the time of principal pay-off.

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table reflects amortized cost basis of loans as of  June 30, 2025 and loan charge-offs during the six months ended June 30, 2025 based on year of origination:

								Revolving	Grand
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Loans	Total
Commercial:
Commercial and Industrial:
Grades 1 – 4	$36,861	$88,985	$53,832	$13,126	$40,037	$13,399	$246,240	$437,487	$683,727
Grades 5 – 7	99,390	146,328	67,494	28,903	10,321	2,740	355,176	316,063	671,239
Grades 8 – 9	22	1,305	428	25	249	26	2,055	18,347	20,402
Total	$136,273	$236,618	$121,754	$42,054	$50,607	$16,165	$603,471	$771,897	$1,375,368
Year-to-date gross write offs	$0	$4	$0	$0	$0	$0	$4	$7	$11

Vacant Land, Land Development and Residential Construction:
Grades 1 – 4	$12,721	$6,415	$1,558	$750	$427	$183	$22,054	$0	$22,054
Grades 5 – 7	22,047	19,164	2,078	1,605	168	401	45,463	0	45,463
Grades 8 – 9	0	0	3	0	0	0	3	0	3
Total	$34,768	$25,579	$3,639	$2,355	$595	$584	$67,520	$0	$67,520
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Owner Occupied:
Grades 1 – 4	$76,395	$146,995	$69,521	$86,575	$67,613	$23,694	$470,793	$0	$470,793
Grades 5 – 7	54,653	63,405	47,058	48,480	22,787	15,180	251,563	0	251,563
Grades 8 – 9	0	0	0	2,720	0	30	2,750	0	2,750
Total	$131,048	$210,400	$116,579	$137,775	$90,400	$38,904	$725,106	$0	$725,106
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Non-Owner Occupied:
Grades 1 – 4	$65,713	$92,693	$60,448	$74,512	$85,516	$71,792	$450,674	$0	$450,674
Grades 5 – 7	67,152	192,177	199,320	83,389	74,231	61,537	677,806	0	677,806
Grades 8 – 9	5,532	0	0	0	0	0	5,532	0	5,532
Total	$138,397	$284,870	$259,768	$157,901	$159,747	$133,329	$1,134,012	$0	$1,134,012
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Multi-Family and Residential Rental:
Grades 1 – 4	$25,909	$16,350	$40,239	$9,676	$31,697	$32,232	$156,103	$0	$156,103
Grades 5 – 7	84,197	86,775	149,435	28,970	5,492	8,180	363,049	0	363,049
Grades 8 – 9	0	0	0	0	0	0	0	0	0
Total	$110,106	$103,125	$189,674	$38,646	$37,189	$40,412	$519,152	$0	$519,152
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Total Commercial	$550,592	$860,592	$691,414	$378,731	$338,538	$229,394	$3,049,261	$771,897	$3,821,158
Total Commercial year-to-date gross write offs	$0	$4	$0	$0	$0	$0	$4	$7	$11

Retail:
1-4 Family Mortgages:
Performing	$22,457	$66,479	$114,073	$292,549	$192,250	$109,133	$796,941	$0	$796,941
Nonperforming	0	173	82	1,083	360	788	2,486	0	2,486
Total	$22,457	$66,652	$114,155	$293,632	$192,610	$109,921	$799,427	$0	$799,427
Year-to-date gross write offs	$0	$0	$0	$22	$61	$3	$86	$0	$86

Other Consumer Loans:
Performing	$2,970	$4,160	$2,317	$965	$479	$673	$11,564	$65,870	$77,434
Nonperforming	0	0	0	0	0	0	0	0	0
Total	$2,970	$4,160	$2,317	$965	$479	$673	$11,564	$65,870	$77,434
Year-to-date gross write offs	$0	$2	$2	$0	$0	$0	$4	$0	$4
Total Retail	$25,427	$70,812	$116,472	$294,597	$193,089	$110,594	$810,991	$65,870	$876,861
Total Retail year-to-date gross write offs	$0	$2	$2	$22	$61	$3	$90	$0	$90

Total	$576,019	$931,404	$807,886	$673,328	$531,627	$339,988	$3,860,252	$837,767	$4,698,019
Total year-to-date gross write offs	$0	$6	$2	$22	$61	$3	$94	$7	$101

There were lines of credit with principal balances of $0.6 million that were converted to term loans during the first six months of 2025.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table reflects amortized cost basis of loans as of December 31, 2024 and loan charge-offs during the six months ended June 30, 2024 based on year of origination:

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

We use a migration to loss methodology to determine historical loss rates for commercial loans given the comprehensive loan grading process employed by our bank for over two decades, while an open pool approach is best suited for retail loans given the smaller dollar size of the segments. A baseline loss rate is produced at each reporting date for each loan portfolio segment using bank-specific loan charge-off and recovery data over a defined historical look-back period. The look-back period represents the number of data periods that will be used to calculate a baseline loss rate for each loan portfolio segment. We determined that the look-back period commencing on January 1, 2011 through the current reporting date was reasonable and appropriate, which was used in the calculation of both the June 30, 2025, and  December 31, 2024 allowance for credit losses.

Our historical loss rate is then applied to future loan balances at the instrument level based on remaining contractual life adjusted for amortization, prepayment and default to develop a baseline lifetime loss. Our prepayment speed assumptions are developed at the loan segment level based upon the consideration of all relevant data which we believe could impact anticipated customer behavior, including changes in interest rates, economic conditions, and underlying property valuations. For the commercial portfolio segments, we assumed a 2.0% prepayment speed as of both June 30, 2025 and  December 31, 2024 as we deemed there to be no considerable changes from historical experience. For the retail 1-4 family mortgage and retail other consumer portfolios, we used a prepayment speed of 7.8% as of June 30, 2025 and  December 31, 2024.

During each reporting period, we also consider the need to adjust the historical loss rates as determined to reflect the extent to which we expect current conditions and reasonable and supportable economic forecasts to differ from the conditions that existed for the period over which the historical loss information was determined. These qualitative adjustments may increase or decrease our estimate of expected future credit losses. As of June 30, 2025 and  December 31, 2024, we used a one-year reasonable and supportable economic forecast period, with a six-month straight-line reversion period for all loan segments. The economic forecasts used for our June 30, 2025 allowance calculation reflected a $0.1 million allowance balance reduction. The forecasts used for our December 31, 2024 allowance calculation reflected a $2.2 million allowance balance reduction.

Individual loans exhibiting unique risk characteristics, which differentiated the loans from other loans within the loan segments and were evaluated for expected credit losses on an individual basis, totaled $11.2 million and $7.4 million as of June 30, 2025 and  December 31, 2024, respectively. Individual allowance allocations totaled $3.9 million and $2.2 million as of June 30, 2025 and  December 31, 2024, respectively.

Activity in the allowance for credit losses during the three and six months ended June 30, 2025 is as follows:

(Dollars in thousands)	Commercial and industrial	Commercial vacant land, land development and residential construction	Commercial real estate – owner occupied	Commercial real estate – non-owner occupied	Commercial real estate – multi-family and residential rental	1-4 family mortgages	Other consumer loans	Unallocated	Total

Balance at 3-31-25	$11,798	$386	$7,679	$11,946	$3,878	$18,874	$2,102	$3	$56,666
Provision for credit losses	(39)	0	11	1,854	416	(989)	207	140	1,600
Charge-offs	(11)	0	0	0	0	(25)	(2)	0	(38)
Recoveries	23	1	1	0	3	105	14	0	147
Ending balance	$11,771	$387	$7,691	$13,800	$4,297	$17,965	$2,321	$143	$58,375

Balance at 12-31-24	$11,165	$367	$7,671	$10,919	$3,667	$18,702	$1,936	$27	$54,454
Provision for credit losses	559	18	17	2,881	622	(803)	290	116	3,700
Charge-offs	(11)	0	0	0	0	(86)	(4)	0	(101)
Recoveries	58	2	3	0	8	152	99	0	322
Ending balance	$11,771	$387	$7,691	$13,800	$4,297	$17,965	$2,321	$143	$58,375

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

There were no loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2025. The following table presents the period-end amortized cost basis of modifications to borrowers experiencing financial difficulty by type of modification made during the three months ended June 30, 2025:

	Interest Rate		Principal
(Dollars in thousands)	Reduction	Term Extension	Forgiveness
Commercial:
Commercial and industrial	$0	$20	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	$0	$20	$0

Retail:
1-4 family mortgages	0	0	0
Other consumer loans	0	0	0
Total retail	$0	$0	$0

Total loans	$0	$20	$0

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

The following table presents the amortized cost basis of loans that have been modified in the past twelve months to borrowers experiencing financial difficulty by payment status and loan segment as of June 30, 2025:

		30 – 89 Days	90 + Days
(Dollars in thousands)	Current	Past Due	Past Due	Total
Commercial:
Commercial and industrial	$3,883	$0	$0	$3,883
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	0	0	0	0
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	$3,883	$0	$0	$3,883

Retail:
1-4 family mortgages	0	0	0	0
Other consumer loans	0	0	0	0
Total retail	$0	$0	$0	$0

Total loans	$3,883	$0	$0	$3,883

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	June 30,	December 31,
(Dollars in thousands)	2025	2024

Land and improvements	$14,060	$14,021
Buildings	64,411	62,365
Furniture and equipment	28,364	26,657
	106,835	103,043
Less: accumulated depreciation	52,043	49,616

Premises and equipment, net	$54,792	$53,427

Depreciation expense totaled $1.3 million and $1.5 million during the second quarters of 2025 and 2024, respectively.

We enter into facility leases in the normal course of business. As of June 30, 2025, we were under lease contracts for eleven of our banking facilities. The leases have maturity dates ranging from November, 2025 through May, 2048, with a weighted average life of 9.3 years as of June 30, 2025. All of our leases have multiple three- to five-year extensions; however, these were not factored in the lease maturities and weighted average lease term as it was not reasonably certain we would exercise the options on the dates we entered into the lease agreements.

Leases are classified as either operating or finance leases at the lease commencement date, with all of our current leases determined to be operating leases. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term, while lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date at the estimated present value of lease payments over the lease term. We use our incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments. The weighted average discount rate for leases was 6.53% as of June 30, 2025.

The right-of-use assets, included in premises and equipment, net on our Consolidated Balance Sheets, and the lease liabilities, included in other liabilities on our Consolidated Balance Sheets, totaled $4.2 million and $4.4 million as of June 30, 2025, and December 31, 2024, respectively. As permitted by applicable accounting standards, we have elected not to recognize short-term leases with original terms of twelve months or less on our Consolidated Balance Sheets. Total operating lease expense associated with the leases aggregated $0.3 million during the second quarter of 2025 and $0.4 million during the second quarter of 2024.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    PREMISES AND EQUIPMENT, NET (Continued)

Future lease payments were as follows as of June 30, 2025:

(Dollars in thousands)
2025	$593
2026	1,159
2027	1,089
2028	913
2029	713
Thereafter	1,215
Total undiscounted lease payments	5,682
Less effect of discounting	(1,453)
Present value of future lease payments (lease liability)	$4,229

5.    DEPOSITS

Our total deposits at June 30, 2025 were $4.71 billion, an increase of $12.1 million, or 0.3%, from December 31, 2024. The components of our outstanding balances at June 30, 2025 and  December 31, 2024, and percentage change in deposits from the end of 2024 to the end of the second quarter of 2025, are as follows:

					Percent
	June 30, 2025		December 31, 2024		Increase
(Dollars in thousands)	Balance	%	Balance	%	(Decrease)

Noninterest-bearing checking	$1,180,801	25.1%	$1,264,523	26.9%	(6.6)%
Interest-bearing checking	705,773	15.0	738,291	15.7	(4.4)
Money market	1,592,417	33.8	1,516,436	32.3	5.0
Savings	223,107	4.7	221,900	4.7	0.5
Time, under $100,000	219,935	4.7	207,534	4.4	6.0
Time, $100,000 and over	589,522	12.5	599,983	12.8	(1.7)
Total local deposits	4,511,555	95.8	4,548,667	96.8	(0.8)

Out-of-area time, $100,000 and over	198,917	4.2	149,699	3.2	32.9

Total deposits	$4,710,472	100.0%	$4,698,366	100.0%	0.3%

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements is as follows:

	Six Months Ended	Twelve Months Ended
(Dollars in thousands)	June 30, 2025	December 31, 2024

Outstanding balance at end of period	$242,785	$121,521
Average interest rate at end of period	3.17%	2.17%

Average daily balance during the period	$231,926	$224,878
Average interest rate during the period	3.20%	3.43%

Maximum daily balance during the period	$285,549	$278,227

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

7.    FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES

FHLBI bullet advances totaled $330 million at June 30, 2025, and were scheduled to mature at varying dates from September 2025 through June 2030, with fixed rates of interest from 0.82% to 4.50% and averaging 3.25%. FHLBI bullet advances totaled $360 million at December 31, 2024, and were scheduled to mature at varying dates from January 2025 through June 2030, with fixed rates of interest from 0.70% to 4.54% and averaging 3.10%.

Maturities of FHLBI bullet advances as of June 30, 2025 were as follows:

(Dollars in thousands)
2025	$30,000
2026	80,000
2027	100,000
2028	90,000
2029	10,000
Thereafter	20,000

FHLBI amortizing advances totaled $26.2 million as of June 30, 2025, with an average rate of 2.52% and with final maturities in 2042. FHLBI amortizing advances totaled $27.1 million as of December 31, 2024, with an average rate of 2.52% and with final maturities in 2042. FHLBI amortizing advances are obtained periodically to assist in managing interest rate risk associated with certain longer-term fixed rate commercial loans, with annual principal payments that closely align with the scheduled amortization of the underlying commercial loans.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES (Continued)

Scheduled principal payments on FHLBI amortizing advances as of  June 30, 2025 were as follows:

(Dollars in thousands)
2025	$0
2026	900
2027	938
2028	979
2029	1,022
Thereafter	22,382

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank under a blanket lien arrangement. Our borrowing line of credit as of  June 30, 2025 totaled $1.06 billion, with remaining availability based on collateral of $698 million.

8.    STOCK-BASED COMPENSATION

Stock-based compensation plans are used to provide directors and employees with an increased incentive to contribute to our long-term performance and growth, to align the interests of directors and employees with the interests of our shareholders through the opportunity for increased stock ownership and to attract and retain directors and employees. Stock-based compensation expense, reported as noninterest expense in the Consolidated Statements of Income, totaled $1.7 million and $1.6 million during the  six months ended June 30, 2025 and 2024, respectively.

The Stock Incentive Plan of 2020 was approved by shareholders in May, 2020, and was effectively replaced with the Stock Incentive Plan of 2023 that was approved by shareholders in May, 2023. Under the Stock Incentive Plan of 2023, incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards. Price, vesting and expiration date parameters are determined by Mercantile’s Compensation Committee on a grant-by-grant basis.  No payments are required from employees for restricted stock awards.  The restricted stock awards granted through the plan fully vest after three years and, in the case of performance-based restricted stock issued to executive officers issued under the plan, are subject to the attainment of pre-determined performance goals. There were no restricted stock grants during the six months ended June 30, 2024.

A summary of restricted stock activity during the six months ended June 30, 2025, is as follows:

		Weighted
		Average
	Shares	Fair Value

Nonvested at beginning of the period	228,646	$35.84
Grants	84,685	50.34
Vested	(34,053)	34.79
Forfeited	(2,030)	40.96
Nonvested at end of the period	277,248	$40.54

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.    STOCK-BASED COMPENSATION (Continued)

Of the restricted stock shares granted during the six months ended June 30, 2025, 24,910 shares are performance-based awards made to our Named Executive Officers at the target level and are subject to the attainment of pre-determined performance goals. As of  June 30, 2025, there were approximately 290,000 shares authorized for future incentive awards, and as of  December 31, 2024, there were approximately 383,000 shares authorized for future incentive awards.

We periodically grant shares of common stock to our Corporate and Bank Board Directors for retainer payments with the related expense being recorded over the period of the Directors' service, as summarized below:

		Total Cost
Grant Year	Shares Granted	(in thousands)	Covered Period
2023	11,529	350	June 1, 2023 - May 31, 2024
2024	11,316	423	June 1, 2024 - May 31, 2025
2025	9,210	408	June 1, 2025 - May 31, 2026

In March 2025, the Company adopted the 2025 Employee Stock Purchase Plan ("ESPP"), offering a 5% discount on the market price of the Company's common stock. The ESPP was approved by the Company's shareholders on May 22, 2025. The Company reserved 200,000 shares of common stock for future issuance under the ESPP, subject to adjustment. All present and future active and full time employees of the Company or its subsidiaries are eligible to participate in the ESPP other than temporary employees, interns, and officers subject to Section 16 of the Securities and Exchange Act of 1934, as amended. Eligible employees can purchase shares on each quarterly purchase date through payroll deductions of not less than $5 nor more than $200. The purchase price will be the lower of 95% of the fair market value of the Company's stock at the commencement of the offering period or the fair market value of a share of common stock on the stock purchase date. Each offering period spans three months, with the first offering period beginning on July 1, 2025. As of June 30, 2025, 200,000 shares were reserved for future issuance under the ESPP.

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

For commercial lines of credit, retail lines of credit and credit card average outstanding balances, we determined allowance requirements by calculating the difference between the average percent outstanding of the funded commitments over the past several years to actual percent outstanding at the end of the period and applying the respective expected loss allocation factors to the difference as this difference represents the average of unfunded commitments we expect to eventually be drawn upon. For commitments to make loans, we determine an allowance by applying the expected loss allocation factor to the amount expected to be funded. The calculated allowance aggregated $0.9 million and $1.0 million as of June 30, 2025 and December 31, 2024, respectively. We do not reserve for residential mortgage construction loans, as the loans are for one year or less and draws are governed by the receipt and satisfactory review of contractor and subcontractor sworn statements, lien waivers and title insurance company endorsements. Letters of credit are rarely drawn.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.    COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

At June 30, 2025, and December 31, 2024, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at June 30, 2025 and  December 31, 2024 is as follows:

	June 30,	December 31,
(Dollars in thousands)	2025	2024

Commercial unused lines of credit	$1,498,658	$1,488,782
Unused lines of credit secured by 1–4 family residential properties	95,838	84,298
Credit card unused lines of credit	191,732	172,273
Other consumer unused lines of credit	39,273	33,892
Commitments to make loans	165,241	295,566
Standby letters of credit	26,407	26,491
	$2,017,149	$2,101,302

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

The fair values of derivative instruments as of June 30, 2025, are reflected in the following table.

		Balance Sheet
(Dollars in thousands)	Notional Amount	Location	Fair Value

Derivative Assets
Interest rate swaps	$946,199	Other Assets	$25,934

Derivative Liabilities
Interest rate swaps	944,172	Other Liabilities	26,401

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.    DERIVATIVES AND HEDGING ACTIVITIES (Continued)

The effect of interest rate swaps that are not designated as hedging instruments resulted in expense of $0.2 million during the six months ended June 30, 2025 that was recorded in other noninterest expense on our Consolidated Statements of Income. We have master netting arrangements with our correspondent banks that allow us to net receivables and payables. The netting agreement also allows us to net related cash collateral received and transferred up to the fair value exposure amount. We have elected to not offset these transactions on the Consolidated Balance Sheets. The netting of derivative instruments as of  June 30, 2025 is presented in the following table.

		Gross Amounts Not Offset on the Consolidated Balance Sheet
(Dollars in thousands)	Net Amounts Recognized	Financial Instruments	Cash Collateral Received or Posted	Net Amount

Derivative Assets
Interest rate swaps	$25,934	$10,239	$2,560	$13,135

Derivative Liabilities
Interest rate swaps	26,401	10,135	4,470	11,796

The fair values of derivative instruments as of December 31, 2024, are reflected in the following table.

		Balance Sheet
(Dollars in thousands)	Notional Amount	Location	Fair Value

Derivative Assets
Interest rate swaps	$866,157	Other Assets	$26,793

Derivative Liabilities
Interest rate swaps	864,130	Other Liabilities	27,050

The effect of interest rate swaps that are not designated as hedging instruments resulted in income of $0.1 million during the six months ended June 30, 2024 that was recorded in other noninterest expense on our Consolidated Statements of Income. The netting of derivative instruments as of  December 31, 2024 is presented in the following table.

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows as of June 30, 2025 and December 31, 2024:

	Level in	June 30, 2025		December 31, 2024
	Fair
	Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy	Values	Values	Values	Values
Financial assets:
Cash and cash equivalents	Level 1	$296,072	$296,072	$393,010	$393,010
Securities available for sale	(1)	826,415	826,415	730,352	730,352
FHLBI stock	(2)	21,513	21,513	21,513	21,513
Loans, net	Level 3	4,639,644	4,686,671	4,546,327	4,558,628
Mortgage loans held for sale	Level 2	27,569	28,090	15,824	16,047
Accrued interest receivable	Level 2	21,679	21,679	21,401	21,401
Interest rate swaps	Level 2	25,934	25,934	26,793	26,793

Financial liabilities:
Deposits	Level 2	4,710,472	4,576,047	4,698,366	4,541,896
Securities sold under agreements to repurchase	Level 2	242,785	242,785	121,521	121,521
FHLBI advances	Level 2	356,221	348,487	387,083	374,499
Subordinated debentures	Level 2	50,672	50,678	50,330	50,336
Subordinated notes	Level 2	89,486	84,296	89,314	81,825
Accrued interest payable	Level 2	10,208	10,208	10,201	10,201
Interest rate swaps	Level 2	26,401	26,401	27,050	27,050

(1)	See Note 12 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.
(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions; therefore, fair value is estimated at carrying amount.

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

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency debt obligations, mortgage-backed securities issued or guaranteed by U.S. Government agencies, and municipal general obligation and revenue bonds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information that becomes known to us necessitates an impairment. There was no such impairment as of June 30, 2025, or December 31, 2024. We have no Level 1 securities available for sale.

Derivatives. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves. Insignificant unobservable inputs, such as borrower credit spreads, are also utilized.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.  FAIR VALUES (Continued)

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of June 30, 2025 and December 31, 2024, we determined the fair value of our mortgage loans held for sale to be $28.1 million and $16.0 million, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of  June 30, 2025 are as follows:

		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$587,671	$0	$587,671	$0
Mortgage-backed securities	24,380	0	24,380	0
Municipal general obligation bonds	182,118	0	181,746	372
Municipal revenue bonds	31,746	0	31,746	0
Other investments	500	0	500	0
Interest rate swaps	25,934	0	25,934	0
Total assets	$852,349	$0	$851,977	$372

Interest rate swaps	26,401	0	26,401	0
Total liabilities	$26,401	$0	$26,401	$0

There were no sales, purchases or transfers in or out of Level 3 during the six months ended June 30, 2025. The insignificant reduction in Level 3 municipal general obligation bonds during the six months ended June 30, 2025 reflects the scheduled maturities of such bonds.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2025 are as follows:

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Collateral dependent loans	$4,523	$0	$0	$4,523

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

The carrying values are based on the estimated value of the property or other assets. Fair value estimates of collateral on nonperforming loans and foreclosed assets are reviewed periodically. Our credit policies establish criteria for obtaining appraisals and determining internal value estimates. We may also adjust outside appraisals and internal evaluations based on identifiable trends within our markets, such as sales of similar properties or assets, listing prices and offers received. In addition, we may discount certain appraised and internal value estimates to address current distressed market conditions. We generally assign a discount factor range of 25% to 60% for commercial real estate dependent loans and foreclosed assets, and a discount factor range of 25% to 50% for residential-related properties. In a vast majority of cases, we assign a 10% discount factor for estimated selling costs.

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. As of June 30, 2025 and December 31, 2024, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since June 30, 2025, that we believe have changed our bank’s categorization.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.  REGULATORY MATTERS (Continued)

Our actual capital levels and the minimum levels required to be categorized as adequately and well capitalized were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
Total capital (to risk weighted assets)
Consolidated	$814,796	14.4%	$453,646	8.0%	$ NA	NA%
Bank	779,255	13.9	449,180	8.0	561,475	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	666,068	11.7	340,235	6.0	NA	NA
Bank	720,013	12.8	336,885	6.0	449,180	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	617,813	10.9	255,176	4.5	NA	NA
Bank	720,013	12.8	252,664	4.5	364,959	6.5
Tier 1 capital (to average assets)
Consolidated	666,068	10.9	243,725	4.0	NA	NA
Bank	720,013	12.0	240,460	4.0	300,575	5.0

December 31, 2024
Total capital (to risk weighted assets)
Consolidated	$777,857	14.2%	$439,031	8.0%	$ NA	NA%
Bank	759,146	13.9	435,793	8.0	544,741	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	633,134	11.5	329,274	6.0	NA	NA
Bank	703,737	12.9	326,845	6.0	435,793	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	584,879	10.7	246,955	4.5	NA	NA
Bank	703,737	12.9	245,134	4.5	354,082	6.5
Tier 1 capital (to average assets)
Consolidated	633,134	10.6	238,934	4.0	NA	NA
Bank	703,737	11.9	237,447	4.0	296,808	5.0

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.  REGULATORY MATTERS (Continued)

Our consolidated capital levels as of both  June 30, 2025 and December 31, 2024 include $48.3 million of trust preferred securities. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of both  June 30, 2025 and December 31, 2024, all $48.3 million of the trust preferred securities were included in our consolidated Tier 1 capital.

Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of June 30, 2025, our bank meets all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 16, 2025, our Board of Directors declared a cash dividend on our common stock in the amount of $0.37 per share that was paid on March 19, 2025, to shareholders of record as of March 7, 2025. On April 17, 2025, our Board of Directors declared a cash dividend on our common stock in the amount of $0.37 per share that was paid on June 18, 2025, to shareholders of record as of June 6, 2025.

As of June 30, 2025, we had the ability to repurchase up to $6.8 million in common stock shares from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations as part of a $20.0 million common stock repurchase program announced in May 2021. No shares were repurchased during the first six months of 2025. Historically, stock repurchases have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank. The actual timing, number and value of shares repurchased will be determined by us in our discretion and will depend on a number of factors, including the stock price, capital position, financial performance, general market and economic conditions, alternative uses of capital and applicable legal requirements.

14.  SUBSEQUENT EVENTS

On July 17, 2025, our Board of Directors declared a cash dividend on our common stock in the amount of $0.38 per share that will be paid on September 17, 2025, to shareholders of record as of September 5, 2025.

On July 22, 2025, we entered into a definitive merger agreement ("Merger Agreement") with Eastern Michigan Financial Corporation (“EFIN”), pursuant to which EFIN will merge with and into an acquisition subsidiary of Mercantile, with the acquisition subsidiary as the surviving corporation (the “Merger”). Following the Merger, Mercantile will operate for a period of time as a two-bank holding company. The newly acquired Eastern Michigan Bank will operate alongside Mercantile’s existing bank, Mercantile Bank, until the first quarter of 2027 at which time Mercantile plans to consolidate Eastern Michigan Bank into Mercantile Bank.

Under the terms of the agreement, each outstanding share of EFIN’s common stock will be converted into the right to receive $32.32 in cash and 0.7116 shares of Mercantile common stock, for an aggregate transaction value of approximately $95.8 million based upon the closing price of Mercantile's common stock of $48.75 on July 21, 2025.

The Merger Agreement has been approved by the boards of directors of each of Mercantile and EFIN. The parties anticipate that the Merger will close in the fourth quarter of 2025, subject to receiving approval of the Merger Agreement by EFIN’s shareholders and applicable regulatory agencies, and the fulfillment of other customary closing conditions.

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

Future Factors include, among others, our inability to successfully combine with Eastern Michigan Financial Corporation; adverse changes in interest rates and interest rate relationships; increasing rates of inflation and slower growth rates or recession; significant declines in the value of commercial real estate; market volatility; demand for products and services; climate impacts; labor markets; the degree of competition by traditional and non-traditional financial services companies; changes in banking regulation or actions by bank regulators; changes in tax laws and other laws and regulations applicable to us; changes in prices, levies, and assessments; the impact of technological advances; potential cyber-attacks, information security breaches, and other criminal activities; litigation liabilities; governmental and regulatory policy changes; the outcomes of existing or future contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; damage to our reputation resulting from adverse publicity, regulatory actions, litigation, operational failures, and the failure to meet client expectations and other facts; changes in the national and local economies; unstable political and economic environments; disease outbreaks, such as the Covid-19 pandemic or similar public health threats, and measures implemented to combat them; and other risk factors, including those described in our annual report on Form 10-K for the year ended December 31, 2024. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Community Partners, LLC ("MCP") and Mercantile Bank (“our bank”) and its subsidiaries, including Mercantile Insurance Center, Inc. at June 30, 2025 and December 31, 2024 and the results of operations for the three and six months ended June 30, 2025 and 2024. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the Company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

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

MERCANTILE BANK CORPORATION

Financial Overview

We reported net income of $22.6 million, or $1.39 per diluted share, for the second quarter of 2025, compared with net income of $18.8 million, or $1.17 per diluted share, during the second quarter of 2024.  Net income during the first six months of 2025 totaled $42.2 million, or $2.60 per diluted share, compared to $40.3 million, or $2.50 per diluted share, during the first six months of 2024.  Growth in net income during both time frames reflected increased net interest income, lower provision expense and reduced federal income tax expense, which more than offset increased overhead costs. A higher level of noninterest income also contributed to the increase in net income during the second quarter of 2025.

Commercial loans increased $114 million during the first six months of 2025, providing for an annualized growth rate of about 6%.  Commercial and industrial loans grew $88.1 million and multi-family and residential rental property loans increased $43.3 million, largely reflecting enhanced use of lines of credit and draws on multi-family construction loans, respectively.  Non-owner occupied commercial real estate (“CRE”) loans grew $5.6 million while owner occupied CRE loans were down $23.7 million; both CRE loan segments were impacted by the full payoffs and partial paydowns of certain larger relationships largely stemming from sales of the underlying properties. Land development and construction loans expanded by $0.6 million.  As a percent of total commercial loans, commercial and industrial loans and owner occupied CRE loans combined equaled 55.0% as of June 30, 2025, compared to 54.9% as of December 31, 2024.  The commercial loan pipeline remains strong, and as of June 30, 2025, we had $237 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase.  We do anticipate several relatively large CRE-related loan payoffs that will negatively impact commercial loan growth during the remainder of 2025.

Residential mortgage loans decreased $28.2 million during the first six months of 2025, as aggregate payoffs and scheduled monthly payments exceeded new loans added to the portfolio.  Residential mortgage loan originations totaled $242 million during the first six months of 2025, of which about 80% were originated with the intent to sell.

The overall quality of our loan portfolio remains strong, with nonperforming loans equaling 0.21% of total loans as of June 30, 2025.  Accruing loans past due 30 to 89 days remain very low, and we had no foreclosed properties at quarter end.  Gross loan charge-offs totaled $0.1 million during the first six months of 2025, while recoveries of prior period loan charge-offs aggregated $0.3 million, providing for a net loan recovery of $0.2 million.  We recorded provision expense of $3.7 million during the first six months of 2025, primarily reflecting increased allocations on specific financially stressed lending relationships, changes to the economic forecast and loan growth.

Interest-earning assets, a vast majority of which is comprised of funds on deposit with the Federal Reserve Bank of Chicago, averaged $230 million during the first six months of 2025, compared to $166 million during the first six months of 2024.  The higher average balance primarily reflects our strategy to reduce the loan-to-deposit ratio via local deposit growth exceeding loan and investment growth, as well as our desire to maintain higher levels of on balance sheet liquidity.

MERCANTILE BANK CORPORATION

Total deposits increased $12.1 million during the first six months of 2025.  Aggregate net growth in almost all interest-bearing deposit types offset a significant portion of the reduction in business noninterest-bearing and interest-bearing checking accounts primarily reflecting seasonal and customary customers' tax and bonus payments and partnership distributions.  Securities sold under agreements to repurchase (“sweep accounts”) increased $121 million during the first six months of 2025, largely reflecting the return of funds that had been withdrawn during the fourth quarter of 2024.  Federal Home Loan Bank of Indianapolis (“FHLBI”) advances declined $30.9 million during the first six months of 2025.  Wholesale funds, comprised of out-of-area deposits and FHLBI advances, totaled $555 million, or about 10% of total funds, as of June 30, 2025, compared to $537 million, or about 10% of total funds, as of December 31, 2024.

Net interest income increased $2.4 million and $3.6 million during the second quarter and first six months of 2025, respectively, compared to the same prior-year time periods, reflecting the net impact of $3.1 million and $6.7 million increases in interest income and $0.7 million and $3.1 million increases in interest expense, during the respective periods.  Our net interest margin declined 14 basis points and 19 basis points during the second quarter and first six months of 2025, respectively, compared to the same prior-year time periods.  Our yield on earning assets declined 30 basis points during both the second quarter and first six months of 2025, and our cost of funds declined 16 basis points and 11 basis points during those respective time periods.  The lower yield on earning assets largely reflected the aggregate 100 basis point reduction in the federal funds rate during the last four months of 2024.  Despite the reduction in the net interest margin, net interest income increased primarily due to solid loan growth between the second quarters of 2024 and 2025.  Total loans averaged $4.70 billion and $4.40 billion during the second quarters of 2025 and 2024, respectively, reflecting growth of $299 million, or about 7%.

Noninterest income totaled $11.5 million and $20.2 million during the second quarter and first six months of 2025, respectively, compared to $9.7 million and $20.5 million during the second quarter and first six months of 2024, respectively.  We recorded increased service charges on accounts, primarily reflecting growth in treasury management activity, mortgage banking income, credit and debit card fees and payroll services income during both time periods.  Interest rate swap income was higher during the second quarter of 2025 compared to the second quarter of 2024, but was lower during the first six months of 2025 compared to the first six months of 2024.  Noninterest income during the first six months of 2024 was also enhanced from bank owned life insurance benefit claims and higher revenue associated with a private equity investment.

Noninterest expense totaled $33.4 million and $64.5 million during the second quarter and first six months of 2025, respectively, compared to $29.7 million and $59.7 million during the second quarter and first six months of 2024, respectively.  The higher level of noninterest expense during both time periods primarily resulted from increased compensation and benefit costs along with higher data processing expenses.

Federal income tax expense totaled $3.3 million and $7.9 million during the second quarter and first six months of 2025, respectively, compared to $4.7 million and $10.2 million during the second quarter and first six months of 2024, respectively.  The effective tax rate was 12.9% and 15.7% during the second quarter and first six months of 2025, respectively, compared to 20.1% during both the second quarter and first six months of 2024.  The reduction during the 2025 periods compared to the respective 2024 periods reflects the acquisition of transferable energy tax credits during the second quarter of 2025, which provided for a $1.5 million reduction in federal income tax expense.

MERCANTILE BANK CORPORATION

Financial Condition

Our total assets increased $129 million during the first six months of 2025, and totaled $6.18 billion as of June 30, 2025.  Total loans grew $97.2 million, securities available for sale increased $96.1 million and other assets were up $22.1 million, while interest-earning assets declined $139 million during the first six months of 2025.  Sweep accounts grew $121 million and total deposits increased $12.1 million, while FHLBI advances decreased $30.9 million during the first six months of 2025.

Commercial loans increased $114 million during the first six months of 2025, providing for an annualized growth rate of about 6%.  Commercial and industrial loans grew $88.1 million and multi-family and residential rental property loans increased $43.3 million, largely reflecting enhanced use of lines of credit and draws on multi-family construction loans, respectively.  Non-owner occupied CRE loans grew $5.6 million while owner occupied CRE loans were down $23.7 million; both CRE loan segments were impacted by the full payoffs and partial paydowns of certain larger relationships largely stemming from sales of the underlying properties. Land development and construction loans expanded by $0.6 million.  As a percent of total commercial loans, commercial and industrial loans and owner occupied CRE loans combined equaled 55.0% as of June 30, 2025, compared to 54.9% as of December 31, 2024.  Commercial loans totaled $3.82 billion, or 81.3% of total loans, as of June 30, 2025, compared to $3.71 billion, or 80.6% of total loans, as of December 31, 2024.

We had $237 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase as of June 30, 2025, which we expect to be drawn over the next 12 to 18 months.  Our current pipeline reports indicate approximately $165 million in new lending opportunities of which we expect a majority to be accepted and funded over the next 12 to 18 months.  We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship, as well as concentration limits we have established within our commercial loan portfolio.  Usage of existing commercial lines of credit averaged about 45% during the first six months of 2025, compared to approximately 42% during all of 2024.

Residential mortgage loans totaled $799 million, or 17.0% of total loans, as of June 30, 2025.  Residential mortgage loans decreased $28.2 million during the first six months of 2025, as aggregate payoffs and scheduled monthly payments exceeded new loans added to the portfolio.  Residential mortgage loan originations totaled $242 million during the first six months of 2025, of which about 80% were originated with the intent to sell.

Other consumer-related loans, primarily comprised of home equity lines of credit, totaled $77.4 million, or 1.7% of total loans, as of June 30, 2025, compared to $65.9 million, or 1.4% of total loans, as of December 31, 2024.  We expect this loan portfolio segment to remain relatively stable in dollar amount but decline as a percentage of total loans in future periods as the commercial loan segment grows.

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

Nonperforming loans totaled $9.7 million, or 0.2% of total loans, as of June 30, 2025, compared to $5.7 million, or 0.1% of total loans, as of December 31, 2024.  We had no loans past due 90 days or more and accruing interest or foreclosed properties as of June 30, 2025, or December 31, 2024.  The volume of nonperforming loans has remained under 0.3% of total loans since year-end 2015.  Given the low levels of nonperforming loans and accruing loans delinquent 30 to 89 days, combined with what we believe are strong credit administration practices, we are pleased with the overall quality of the loan portfolio.

Gross loan charge-offs totaled $0.1 million during the first six months of 2025, while recoveries of prior period loan charge-offs aggregated $0.3 million, providing for a net loan recovery of $0.2 million.  We continue our collection efforts on charged-off loans and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.  We recorded provision expense of $3.7 million during the first six months of 2025, primarily reflecting increased allocations on specific financially stressed lending relationships, changes to the economic forecast and loan growth.

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

MERCANTILE BANK CORPORATION

The allowance equaled $58.4 million, or 1.24% of total loans and 599% of nonperforming loans, as of June 30, 2025.  The allowance was comprised of $54.5 million in general reserves relating to performing loans and $3.9 million in specific reserves on other loans, primarily nonperforming loans, as of June 30, 2025.  Loans with an aggregate carrying value of $0.4 million as of June 30, 2025 had been subject to previous partial charge-offs aggregating $4.1 million over the past several years.  There were no specific reserves allocated to loans that had been subject to a previous partial charge-off as of June 30, 2025.

Although we believe the allowance is adequate to absorb loan losses in our loan portfolio as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

The following table reflects the composition of our allowance for credit losses, nonaccrual loans, and net charge-offs as of and for the six months ended June 30, 2025.

(Dollars in thousands)	Allowance for Credit Losses	Total Loans	Allowance for Credit Losses to Total Loans	Nonaccrual Loans	Nonaccrual Loans to Total Loans	Allowance for Credit Losses to Nonaccrual Loans	Net Charge-Offs	Annualized Net Charge-Offs to Average Loans

Commercial:
Commercial and industrial	$11,771	$1,375,368	0.86%	$1,727	0.13%	681.59%	$(47)	(0.01)%
Vacant land, land development and residential construction	387	67,520	0.57	0	0	NA	(2)	(0.01)
Real estate – owner occupied	7,691	725,106	1.06	0	0	NA	(3)	(0.00)
Real estate – non-owner occupied	13,800	1,134,012	1.22	5,532	0.49	249.46	0	0.00
Real estate – multi-family and residential rental	4,297	519,152	0.83	0	0	NA	(8)	(0.00)
Total commercial	37,946	3,821,158	0.99	7,259	0.19	522.74	(60)	(0.00)

Retail:
1-4 family mortgages	17,965	799,427	2.25	2,484	0.31	723.23	(66)	(0.02)
Other consumer	2,321	77,434	3.00	0	0	NA	(95)	(0.27)
Total retail	20,286	876,861	2.31	2,484	0.28	816.67	(161)	(0.04)

Unallocated	143	NA	NA	NA	NA	NA	NA	NA
Total	$58,375	$4,698,019	1.24%	$9,743	0.21%	599.15%	$(221)	(0.01)%

MERCANTILE BANK CORPORATION

Securities available for sale increased $96.1 million during the first six months of 2025, totaling $826 million, or 13.4% of total assets, as of June 30, 2025.  Purchases of U.S. Government agency bonds during the first six months of 2025 aggregated $91.7 million, while proceeds from maturities and calls totaled $18.0 million.  There were no purchases of U.S. Government agency guaranteed mortgage-backed securities during the first six months of 2025, while proceeds from principal paydowns aggregated $1.8 million.  Purchases of municipal bonds totaled $12.9 million during the first six months of 2025, while maturities totaled $8.4 million.  As of June 30, 2025, the portfolio was primarily comprised of U.S. Government agency bonds (71%), municipal bonds (26%) and U.S. Government agency guaranteed mortgage-backed securities (3%).  All of our securities are currently designated as available for sale, and are therefore stated at fair value.  The fair value of securities designated as available for sale as of June 30, 2025 totaled $826 million, including a net unrealized loss of $45.3 million.  The net unrealized loss equaled $63.1 million as of December 31, 2024.  After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that the unrealized losses were due to changing interest rate environments.   We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations.  In addition, the securities portfolio serves a primary interest rate risk management function.  We expect any upcoming purchases to generally consist of U.S. Government agency bonds and municipal bonds, with the securities portfolio maintained at about 13% to 16% of total assets.

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

FHLBI stock totaled $21.5 million as of June 30, 2025, unchanged from December 31, 2024.  Our investment in FHLBI stock is necessary to engage in the FHLBI’s advance and other financing programs.  We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

Interest-earning assets, a vast majority of which is comprised of funds on deposit with the Federal Reserve Bank of Chicago, averaged $230 million during the first six months of 2025, compared to $166 million during the first six months of 2024.  The higher average balance primarily reflects our strategy to reduce the loan-to-deposit ratio via local deposit growth exceeding loan and investment growth, as well as our desire to maintain higher levels of on balance sheet liquidity.

Net premises and equipment equaled $54.8 million as of June 30, 2025, compared to $53.4 million as of December 31, 2024.  Depreciation expense totaled $2.5 million during the first six months of 2025, while investments associated with renovations of existing facilities and equipment purchases aggregated $3.9 million.

Other assets totaled $170 million as of June 30, 2025, compared to $148 million as of December 31, 2024. The increase during the period was primarily attributable to an increase of $13.5 million in Low-Income Housing Tax Credit and Historic Tax Credit entity investments and an increase of $9.4 million in federal income tax receivable generated from our investments in transferable energy tax credits.

MERCANTILE BANK CORPORATION

Total deposits increased $12.1 million during the first six months of 2025.  Aggregate net growth in almost all interest-bearing deposit types offset a significant portion of the reduction in business noninterest-bearing and interest-bearing checking accounts primarily reflecting seasonal and customary customers' tax and bonus payments and partnership distributions.  Sweep accounts increased $121 million during the first six months of 2025, largely reflecting the return of funds that had been withdrawn during the fourth quarter of 2024.  FHLBI advances declined $30.9 million during the first six months of 2025.  Wholesale funds, comprised of out-of-area deposits and FHLBI advances, totaled $555 million, or about 10% of total funds, as of June 30, 2025, compared to $537 million, or about 10% of total funds, as of December 31, 2024.

Uninsured deposits totaled approximately $2.4 billion, or about 52% of total deposits, as of June 30, 2025, compared to approximately $2.2 billion, or 46% of total deposits, as of December 31, 2024.  The uninsured amounts are estimates based on the methodologies and assumptions we use for regulatory reporting requirements.

Sweep accounts increased $121 million during the first six months of 2025, largely reflecting the return of funds that had been withdrawn during the fourth quarter of 2024.  In addition, the aggregate balance of sweep accounts is subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances that many of the customers maintain.  The average balance of sweep accounts equaled $232 million during the first six months of 2025, with a high daily balance of $286 million and a low daily balance of $115 million.  Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into overnight interest-bearing repurchase agreements.  Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance.  All of our repurchase agreements are accounted for as secured borrowings.

FHLBI advances declined $30.9 million during the first six months of 2025, totaling $356 million as of June 30, 2025.  New bullet advances totaled $20.0 million, while bullet advance maturities aggregated $50.0 million during the first six months of 2025.  Payments on amortizing FHLBI advances totaled $0.9 million. Bullet FHLBI advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk, while amortizing FHLBI advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amount and amortization structure of the underlying advances reflective of the associated commercial loans.  FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement.  Our borrowing line of credit totaled $1.06 billion, with remaining availability based on collateral equaling $698 million, as of June 30, 2025.

Shareholders’ equity increased $47.0 million during the first six months of 2025, equaling $632 million as of June 30, 2025.  Positively impacting shareholders’ equity during the first six months of 2025 was net income of $42.2 million, which was partially offset by the payment of cash dividends totaling $11.8 million.  Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by $2.6 million.  A $14.1 million after-tax increase in the market value of our available for sale securities portfolio, reflecting a decline in market interest rates, positively impacted shareholders’ equity during the first six months of 2025.

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

To assist in providing needed funds and managing interest rate risk, we periodically obtain monies from wholesale funding sources.  Wholesale funds, comprised of out-of-area deposits and FHLBI advances, totaled $555 million, or about 10% of total funds, as of June 30, 2025, compared to $537 million, or about 10% of total funds, as of December 31, 2024.

Sweep accounts increased $121 million during the first six months of 2025, largely reflecting the return of funds that had been withdrawn during the fourth quarter of 2024.  In addition, the aggregate balance of sweep accounts is subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances that many of the customers maintain.  The average balance of sweep accounts equaled $232 million during the first six months of 2025, with a high daily balance of $286 million and a low daily balance of $115 million.  Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into overnight interest-bearing repurchase agreements.  Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance.  All of our repurchase agreements are accounted for as secured borrowings.

Information regarding our repurchase agreements as of June 30, 2025 and during the first six months of 2025 is as follows:

(Dollars in thousands)
Outstanding balance at June 30, 2025	$242,785
Weighted average interest rate at June 30, 2025	3.17%
Maximum daily balance six months ended June 30, 2025	$285,549
Average daily balance for six months ended June 30, 2025	$231,926
Weighted average interest rate for six months ended June 30, 2025	3.20%

FHLBI advances declined $30.9 million during the first six months of 2025, totaling $356 million as of June 30, 2025.  New bullet advances totaled $20.0 million, while bullet advance maturities aggregated $50.0 million during the first six months of 2025.  Payments on amortizing FHLBI advances totaled $0.9 million.  Bullet FHLBI advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk, while amortizing FHLBI advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amount and amortization structure of the underlying advances reflective of the associated commercial loans.  FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement.  Our borrowing line of credit totaled $1.06 billion, with remaining availability based on collateral equaling $698 million, as of June 30, 2025.

We also have the ability to borrow up to an aggregate $70.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit.  We had limited activity on these lines of credit during the first six months of 2025.  In contrast, our interest-earning deposit balance with the Federal Reserve Bank of Chicago averaged $208 million during the first six months of 2025.  We also have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago.  Using certain municipal bonds as collateral, we could have borrowed up to $153 million as of June 30, 2025.  We did not utilize this line of credit during the first six months of 2025 or at any time during the previous 16 fiscal years, and do not plan to access this line of credit in future periods.

MERCANTILE BANK CORPORATION

The following table reflects, as of June 30, 2025, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
(Dollars in thousands)	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$3,702,098	$0	$0	$0	$3,702,098
Time deposits	921,996	76,860	9,518	0	1,008,374
Short-term borrowings	242,785	0	0	0	242,785
Federal Home Loan Bank advances	90,899	181,917	62,087	21,318	356,221
Subordinated debentures	0	0	0	50,672	50,672
Subordinated notes	0	0	0	89,486	89,486
Other borrowed money	0	0	0	1,520	1,520
Premises and equipment leases	1,177	2,154	1,178	1,173	5,682

The balance of certificates of deposit exceeding the FDIC insured limit and their maturity profile as of June 30, 2025 and December 31, 2024 were as follows:

(Dollars in thousands)	June 30, 2025	December 31, 2024

Up to three months	$148,785	$101,062
Three months to six months	89,460	66,314
Six months to twelve months	94,674	161,409
Over twelve months	22,958	20,476

Total certificates of deposit	$355,877	$349,261

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit.  As of June 30, 2025, we had a total of $1.99 billion in unfunded loan commitments and $26.4 million in unfunded standby letters of credit.  Of the total unfunded loan commitments, $1.83 billion were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $165 million were for loan commitments generally expected to close and become funded within the next 12 to 18 months.  We regularly monitor fluctuations in loan balances and commitment levels and include such data in our overall liquidity management.

We monitor our liquidity position and funding strategies on an ongoing basis, but recognize that unexpected events, changes in economic or market conditions, a reduction in earnings performance, declining capital levels or situations beyond our control could cause liquidity challenges.  We have developed contingency funding plans that provide a framework for meeting liquidity disruptions.

Capital Resources

Shareholders’ equity increased $47.0 million during the first six months of 2025, equaling $632 million as of June 30, 2025.  Positively impacting shareholders’ equity during the first six months of 2025 was net income of $42.2 million, which was partially offset by the payment of cash dividends totaling $11.8 million.  Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by $2.6 million.  A $14.1 million after-tax increase in the market value of our available for sale securities portfolio, reflecting a decline in market interest rates, positively impacted shareholders’ equity during the first six months of 2025.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies.  Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.  As of June 30, 2025, our bank’s total risk-based capital ratio was 13.9%, unchanged from December 31, 2024.  Our bank’s total regulatory capital increased $20.1 million during the first six months of 2025, in large part reflecting net income totaling $47.5 million, which was partially offset by cash dividends paid to us aggregating $31.2 million.  As of June 30, 2025, our bank’s total regulatory capital equaled $779 million, or $218 million in excess of the 10.0% minimum that is among the requirements to be categorized as “well capitalized.”  Our and our bank’s capital ratios as of June 30, 2025 and December 31, 2024 are disclosed in Note 13 of the Notes to Consolidated Financial Statements.

MERCANTILE BANK CORPORATION

Results of Operations

We recorded net income of $22.6 million, or $1.39 per basic and diluted share, for the second quarter of 2025, compared with net income of $18.8 million, or $1.17 per basic and diluted share, for the second quarter of 2024.  We recorded net income of $42.2 million, or $2.60 per basic and diluted share, for the first six months of 2025, compared with net income of $40.3 million, or $2.50 per basic and diluted share, for the first six months of 2024.  Diluted earnings per share increased $0.22, or 18.8%, during the second quarter of 2025, and $0.10, or 4.0%, during the first six months of 2025, compared with the respective prior-year periods.

The increases in net income during the 2025 periods compared to the respective 2024 periods primarily reflected growth in net interest income, reduced federal income tax expense, and lower provision expense, which more than offset higher noninterest expense.  A higher level of noninterest income, mainly reflecting growth in mortgage banking income, interest rate swap income, treasury management fees, and payroll service fees, also contributed to the increase in net income during the second quarter of 2025.  Net interest income increased as earning asset expansion and a decrease in the cost of funds outweighed a lower yield on earning assets and growth in interest-bearing liabilities.  The decreases in federal income tax expense primarily resulted from the recognition of tax benefits stemming from the acquisition of transferable energy tax credits during the second quarter of 2025.  The provision expense recorded during the 2025 periods mainly reflected a net increase in individual allocations driven by a commercial construction loan that was placed on nonaccrual during the second quarter and allocations necessitated by loan growth; the net impact of changes to the economic forecast also contributed to the provision expense recorded during the first six months of 2025.  Noninterest expense increased during the 2025 periods primarily due to higher levels of salary and benefit and data processing costs and allocations to the reserve for unfunded loan commitments.

Interest income during the second quarter of 2025 was $82.0 million, an increase of $3.1 million, or 3.9%, from the $78.9 million earned during the second quarter of 2024.  The increase resulted from growth in average earning assets, which more than offset a lower yield on average earning assets.  Average earning assets equaled $5.71 billion during the second quarter of 2025, up $494 million, or 9.5%, from the level of $5.22 billion during the prior-year second quarter; average loans were up $299 million, average securities increased $184 million, and average interest-earning assets grew $11.0 million.  The yield on average earning assets was 5.77% during the current-year second quarter, a decrease from 6.07% during the respective 2024 period.  The lower yield mainly resulted from a decreased yield on loans and a change in earning asset mix, which more than offset an enhanced yield on securities stemming from reinvestment and portfolio expansion activities in a higher interest rate environment.  The yield on loans was 6.32% during the second quarter of 2025, down from 6.64% during the second quarter of 2024 primarily due to lower interest rates on variable-rate commercial loans resulting from the Federal Open Market Committee (“FOMC”) lowering the targeted federal funds rate.  The FOMC decreased the targeted federal funds rate by 50 basis points in September of 2024 and 25 basis points in each of November and December of 2024, during which time average variable-rate commercial loans represented approximately 73% of average total commercial loans.  Reflecting the success of a strategic initiative to reduce the loan-to-deposit ratio and increase on-balance sheet liquidity, higher-yielding loans represented a decreased percentage of earning assets and lower-yielding securities accounted for an increased percentage of earning assets in the second quarter of 2025 compared to the second quarter of 2024.  The yield on securities equaled 2.97% during the second quarter of 2025, up from 2.30% during the prior-year second quarter.

Interest income during the first six months of 2025 was $162 million, an increase of $6.7 million, or 4.3%, from the $156 million earned during the first six months of 2024.  The increase resulted from a higher level of average earning assets, which more than offset a lower yield on average earning assets.  Average earning assets equaled $5.70 billion during the first six months of 2025, up $546 million, or 10.6%, from the level of $5.15 billion during the respective 2024 period; average loans increased $315 million, average securities grew $167 million, and average interest-earning assets were up $63.6 million.  The yield on average earning assets was 5.76% during the first six months of 2025, a decline from 6.06% during the first six months of 2024.  The decreased yield mainly resulted from a lower yield on loans and a change in earning asset mix, which more than offset an improved yield on securities reflecting reinvestment and portfolio expansion activities in a higher interest rate environment.  The yield on loans was 6.31% during the first six months of 2025, down from 6.65% during the respective prior-year period largely due to reduced interest rates on variable-rate commercial loans stemming from the aforementioned FOMC interest rate cuts.  Higher-yielding loans accounted for a decreased percentage of earning assets and lower-yielding securities and other interest-earning assets represented increased percentages of earning assets in the first six months of 2025 compared to the first six months of 2024. The yield on securities equaled 2.93% during the first six months of 2025, up from 2.25% during the respective 2024 period.

MERCANTILE BANK CORPORATION

Interest expense during the second quarter of 2025 was $32.5 million, an increase of $0.7 million, or 2.1%, from the $31.8 million expensed during the second quarter of 2024.  The higher level of interest expense resulted from growth in average interest-bearing liabilities, which more than offset a decline in the weighted average cost of these funds.  Average interest-bearing liabilities totaled $4.21 billion during the second quarter of 2025, compared to $3.76 billion during the prior-year second quarter, representing an increase of $455 million, or 12.1%.  The weighted average cost of interest-bearing liabilities declined from 3.40% during the second quarter of 2024 to 3.09% during the second quarter of 2025 mainly due to lower rates paid on money market accounts and time deposits, reflecting the decreased interest rate environment that began in September of 2024 in conjunction with the FOMC’s lowering of the targeted federal funds rate.  A change in funding mix, primarily consisting of decreases in average noninterest-bearing checking accounts and lower-cost non-time deposits and increases in average higher-cost money market accounts and time deposits as a percentage of total funding sources, negatively impacted the weighted average cost of interest-bearing liabilities during the second quarter of 2025.  The increases in money market accounts and time deposits reflected new deposit relationships, growth in existing deposit relationships, and deposit migration.

Interest expense during the first six months of 2025 was $64.3 million, an increase of $3.1 million, or 5.1%, from the $61.2 million expensed during the first six months of 2024.  The increased interest expense reflected growth in average interest-bearing liabilities, which more than offset a reduction in the weighted average cost of these funds.  Average interest-bearing liabilities totaled $4.20 billion during the first six months of 2025, compared to $3.68 billion during the respective 2024 period, representing an increase of $515 million, or 14.0%.  The weighted average cost of interest-bearing liabilities decreased from 3.33% during the first six months of 2024 to 3.09% during the first six months of 2025 mainly due to lower rates paid on money market accounts and time deposits, reflecting the decreased interest rate environment starting in September of 2024 and coinciding with the FOMC’s lowering of the targeted federal funds rate. Increases in average higher-cost money market accounts and time deposits as a percentage of total funding sources negatively impacted the cost of funds during the first six months of 2025.

Net interest income during the second quarter of 2025 was $49.5 million, an increase of $2.4 million, or 5.1%, from the $47.1 million earned during the respective 2024 period.  The increase reflected growth in earning assets, which more than offset a lower net interest margin.  The net interest margin was 3.49% in the current-year second quarter, down from 3.63% in the second quarter of 2024 due to a decreased yield on average earning assets, which more than offset a decline in the cost of funds.  The lower yield on average earning assets mainly resulted from a decreased yield on commercial loans, largely reflecting the impact of the previously mentioned FOMC rate cuts.  The cost of funds equaled 2.28% in the second quarter of 2025, down from 2.44% in the prior-year second quarter primarily due to lower costs of money market accounts and time deposits, reflecting the decreasing interest rate environment over the last four months of 2024.

Net interest income during the first six months of 2025 was $98.0 million, an increase of $3.6 million, or 3.8%, from the $94.4 million earned during the respective 2024 period. The increase reflected earning asset expansion, which more than offset a decreased net interest margin.  The net interest margin was 3.49% in the first six months of 2025, down from 3.68% in the first six months of 2024 due to a lower yield on earning assets, which outweighed a decreased cost of funds.  The reduced yield on average earning assets primarily reflected a decreased yield on commercial loans, in large part stemming from the aforementioned FOMC rate cuts.  The cost of funds equaled 2.27% in the first six months of 2025, down from 2.38% in the respective 2024 period mainly due to lower rates paid on money market accounts and time deposits, reflecting the decreasing interest rate environment during the last four months of 2024.

The following tables set forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflect the average yield on assets and average cost of liabilities for the second quarters and first six months of 2025 and 2024. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield for the second quarters and first six months of 2025 and 2024 have been computed on a tax equivalent basis using a marginal tax rate of 21.0%. Securities interest income was increased by $255,000 and $60,000 in the second quarters of 2025 and 2024, respectively, and $510,000 and $120,000 in the first six months of 2025 and 2024, respectively, for this non-GAAP, but industry standard, adjustment. These adjustments equated to increases in our net interest margin of approximately two basis points for each of the 2025 periods and less than one basis point for each of the 2024 periods.

MERCANTILE BANK CORPORATION

	Quarters ended June 30,
	2025			2024
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$4,695,367	$73,962	6.32%	$4,396,475	$72,819	6.64%
Investment securities	824,777	6,115	2.97	640,627	3,684	2.30
Interest-earning assets	193,637	2,136	4.36	182,636	2,436	5.28
Total interest - earning assets	5,713,781	82,213	5.77	5,219,738	78,939	6.07

Allowance for credit losses	(57,801)			(53,163)
Other assets	405,839			366,687

Total assets	$6,061,819			$5,533,262

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$3,463,067	$25,725	2.98%	$2,957,011	$24,710	3.35%
Short-term borrowings	242,605	1,919	3.17	225,607	1,757	3.12
Federal Home Loan Bank advances	365,672	2,897	3.13	434,776	3,252	2.96
Other borrowings	141,534	1,938	5.42	140,194	2,088	5.89
Total interest-bearing liabilities	4,212,878	32,479	3.09	3,757,588	31,807	3.40

Noninterest-bearing deposits	1,152,631			1,139,887
Other liabilities	80,081			94,919
Shareholders’ equity	616,229			540,868

Total liabilities and shareholders’ equity	$6,061,819			$5,533,262

Net interest income		$49,734			$47,132

Net interest rate spread			2.68%			2.67%
Net interest spread on average assets			3.29%			3.41%
Net interest margin on earning assets			3.49%			3.63%

MERCANTILE BANK CORPORATION

	Six months ended June 30,
	2025			2024
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$4,662,415	$145,954	6.31%	$4,347,819	$144,089	6.65%
Investment securities	804,804	11,782	2.93	637,363	7,166	2.25
Interest-earning assets	230,051	5,071	4.38	166,435	4,469	5.31
Total interest - earning assets	5,697,270	162,807	5.76	5,151,617	155,724	6.06

Allowance for credit losses	(56,735)			(52,104)
Other assets	399,574			359,456

Total assets	$6,040,109			$5,458,969

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$3,452,840	$50,918	2.97%	$2,873,659	$46,934	3.28%
Short-term borrowings	232,005	3,682	3.20	221,141	3,412	3.09
Federal Home Loan Bank advances	370,912	5,795	3.11	447,513	6,651	2.94
Other borrowings	141,333	3,875	5.45	140,059	4,173	5.89
Total interest-bearing liabilities	4,197,090	64,270	3.09	3,682,372	61,170	3.33

Noninterest-bearing deposits	1,149,359			1,157,886
Other liabilities	88,412			84,687
Shareholders’ equity	605,248			534,024

Total liabilities and shareholders’ equity	$6,040,109			$5,458,969

Net interest income		$98,537			$94,554

Net interest rate spread			2.67%			2.73%
Net interest spread on average assets			3.29%			3.47%
Net interest margin on earning assets			3.49%			3.68%

MERCANTILE BANK CORPORATION

Provisions for credit losses of $1.6 million and $3.5 million were recorded during the second quarters of 2025 and 2024, respectively, and $3.7 million and $4.8 million during the first six months of 2025 and 2024, respectively. The provision expense recorded during the second quarter of 2025 mainly reflected an individual allocation of $2.5 million associated with a commercial construction loan relationship that was placed on nonaccrual during the quarter and allocations of $0.7 million necessitated by net loan growth, which more than offset an aggregate reduction of $1.0 million in individual allocations related to nonperforming loan relationships resulting from full payoffs and partial paydowns.  The provision expense recorded during the first six months of 2025 primarily reflected a net increase in individual allocations driven by the aforementioned commercial construction loan that was placed on nonaccrual during the second quarter, allocations necessitated by net loan growth, and the net impact of changes to the economic forecast.  The provision expense recorded during the second quarter of 2024 primarily reflected an individual allocation for a nonperforming nonreal-estate-related commercial loan relationship and allocations necessitated by net loan growth, while the provision expense recorded during the first six months of 2024 mainly reflected the aforementioned individual allocation, an individual allocation for a different nonperforming nonreal-estate-related commercial loan relationship during the first quarter, and allocations required by net loan growth.  Ongoing strong loan quality metrics, including low levels of loan charge-offs, during the 2025 and 2024 periods largely mitigated additional reserves associated with the previously mentioned factors.

Noninterest income totaled $11.5 million during the second quarter of 2025, up $1.8 million, or 18.4%, from $9.7 million during the respective 2024 period.  The increase primarily stemmed from growth in mortgage banking income, interest rate swap income, treasury management fees, bank owned life insurance income, and payroll service fees, along with the recognition of tax credit syndication fees, which more than offset a decrease in revenue generated from investments in private equity funds.  The higher level of mortgage banking income mainly resulted from increases in the percentage of loans originated with the intent to sell, which equaled approximately 79% during the current-year second quarter compared to approximately 75% during the second quarter of 2024, and total loan originations, which were up approximately 16% during the second quarter of 2025 compared to the corresponding 2024 period.  Interest rate swap income can vary greatly from period to period due to the timing of closing transactions.  The increases in treasury management and payroll service fees primarily reflected clients’ expanded use of products and services and successful marketing efforts.  Noninterest income during the second quarter of 2024 included gains on the sales of other real estate owned totaling $0.3 million.

Noninterest income totaled $20.2 million during the first six months of 2025, compared to $20.5 million during the first six months of 2024. Noninterest income during the first six months of 2024 included bank owned life insurance death benefit claims and gains on the sales of other real estate owned totaling $0.7 million and $0.4 million, respectively.  Excluding these transactions, noninterest income increased $0.7 million, or 3.8%, in the first six months of 2025 compared to the respective 2024 period. The growth mainly reflected higher levels of mortgage banking income, mainly stemming from increases in the percentage of loans originated with the intent to sell and total loan production, and treasury management and payroll service fees, in large part reflecting customers’ increased use of products and services and new client acquisition, along with the recording of tax credit syndication fees, which more than offset declines in revenue generated from investments in private equity funds and interest rate swap income.  The percentage of mortgage loans originated with the intent to sell increased from approximately 74% during the first six months of 2024 to approximately 80% during the first six months of 2025, and total mortgage loan originations were up nearly 20% during the respective periods.

Noninterest expense totaled $33.4 million during the second quarter of 2025, up from $29.7 million during the prior-year second quarter.  Noninterest expense totaled $64.5 million during the first six months of 2025, compared to $59.7 million during the first six months of 2024. The increases primarily resulted from higher salary and benefit costs, mainly reflecting annual merit pay increases, market adjustments, larger bonus accruals, lower residential mortgage loan deferred salary costs, higher health insurance claims, and increased payroll taxes.  Higher allocations to the reserve for unfunded loan commitments, largely stemming from an increase in commercial loan commitments, and data processing costs, primarily reflecting increased software support costs, also contributed to the rises in noninterest expense.  Lower depreciation expense, mainly reflecting facility expansion and leasehold improvement projects becoming fully depreciated during 2024, positively impacted noninterest expense during both 2025 periods.  Noninterest expense during the first six months of 2024 included contributions to The Mercantile Bank Foundation totaling $0.7 million.

During the second quarter of 2025, we recorded income before federal income tax of $26.0 million and a federal income tax expense of $3.3 million. During the second quarter of 2024, we recorded income before federal income tax of $23.5 million and a federal income tax expense of $4.7 million. During the first six months of 2025, we recorded income before federal income tax of $50.0 million and a federal income tax expense of $7.8 million. During the first six months of 2024, we recorded income before federal income tax of $50.5 million and a federal income tax expense of $10.2 million.  The decreases in federal income tax expense during the 2025 periods primarily reflected the acquisition of transferable energy tax credits during the second quarter, which provided for an aggregate $1.5 million tax benefit.  The recording of the tax benefit positively impacted our effective tax rate, which equaled 12.9% and 15.7% in the second quarter and first six months of 2025, respectively, compared to 20.1% in the respective 2024 periods.  The previously mentioned bank owned life insurance death benefit claims, substantially all of which were nontaxable, positively impacted the effective tax rate in the first six months of 2024.

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

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of June 30, 2025:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
(Dollars in thousands)	Months	Months	Years	Years	Total
Assets:
Loans (1)	$3,037,982	$176,506	$1,048,767	$434,764	$4,698,019
Securities available for sale (2)	37,008	49,541	370,793	390,586	847,928
Interest-earning assets	192,165	1,257	3,750	0	197,172
Mortgage loans held for sale	27,569	0	0	0	27,569
Allowance for credit losses	0	0	0	0	(58,375)
Other assets	0	0	0	0	468,675
Total assets	$3,294,724	$227,304	$1,423,310	$825,350	$6,180,988

Liabilities:
Interest-bearing deposits	2,829,811	613,482	86,378	0	3,529,671
Short-term borrowings	242,785	0	0	0	242,785
Federal Home Loan Bank advances	10,000	70,899	254,004	21,318	356,221
Other borrowed money	52,192	0	89,486	0	141,678
Noninterest-bearing checking	0	0	0	0	1,180,801
Other liabilities	0	0	0	0	98,313
Total liabilities	3,134,788	684,381	429,868	21,318	5,549,469
Shareholders' equity	0	0	0	0	631,519
Total liabilities & shareholders' equity	$3,134,788	$684,381	$429,868	$21,318	$6,180,988
Net asset (liability) GAP	$159,936	$(457,077)	$993,442	$804,032
Cumulative GAP	$159,936	$(297,141)	$696,301	$1,500,333

Percent of cumulative GAP to total assets	2.6%	(4.8)%	11.3%	24.3%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of June 30, 2025.

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

We conducted multiple simulations as of June 30, 2025, in which it was assumed that changes in market interest rates occurred ranging from up 300 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested dollar and percentage changes in net interest income over the next twelve months in comparison to the $226 million in net interest income projected using our balance sheet amounts and anticipated replacement rates as of June 30, 2025. The resulting estimates are generally within our policy parameters established to manage and monitor interest rate risk.

(Dollars in thousands)	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 400 basis points	$(29,500)	(13.1)%
Interest rates down 300 basis points	(19,100)	(8.5)
Interest rates down 200 basis points	(15,000)	(6.6)
Interest rates down 100 basis points	(6,600)	(2.9)
Interest rates up 100 basis points	6,200	2.7
Interest rates up 200 basis points	12,800	5.7
Interest rates up 300 basis points	19,000	8.4

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

Item 4. Controls and Procedures

As of June 30, 2025, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2025.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MERCANTILE BANK CORPORATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.

Item 1A. Risk Factors.

When evaluating the risk of an investment in our common stock, potential investors should carefully consider the risk factors appearing in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2024.

On July 22, 2025, we announced that Mercantile Bank Corporation ("Mercantile") had entered into a definitive merger agreement (“Merger Agreement”) with Eastern Michigan Financial Corporation (“Eastern”) pursuant to which Mercantile will acquire Eastern in a stock and cash transaction (the “Merger”). The following represents material changes in our risk factors from the risk factors set forth in our Annual Report on Form 10-K.

The Merger may not be consummated, which could have an adverse impact on our business and on the value of our common stock.

We expect the Merger to close during the fourth quarter of 2025, but the Merger is subject to a number of closing conditions. Satisfaction of many of these conditions is beyond our control. If these conditions are not satisfied or waived, the Merger will not be completed. Certain of the conditions that remain to be satisfied include, but are not limited to:

●	the continued accuracy of the representations and warranties made by the parties in the Merger Agreement;

●	the approval by Eastern shareholders of the Merger Agreement and the Merger;

●	the performance by each party of its respective obligations under the Merger Agreement;

●	the receipt of required regulatory approvals, including the approval of the Federal Reserve and the Michigan Department of Insurance and Financial Services;

●	the absence of any injunction, order, or decree restraining, enjoining or otherwise prohibiting the Merger; and

●	the absence of any material adverse change in the financial condition, business or results of operations of Eastern and Mercantile.

Additionally, we may become subject to litigation related to the Merger. As a result, the Merger may not close as scheduled, or at all.

Either Eastern or Mercantile may terminate the Merger Agreement under certain circumstances. Failure to complete the Merger or any delays in completing the Merger on the terms and timing we expect could have an adverse impact on our future business, operations and results of operations including, but not limited to:

●	having to pay certain significant transaction costs without realizing any of the anticipated benefits of completing the Merger;

●	failing to pursue other beneficial opportunities due to the focus of our management on the Merger, without realizing any of the anticipated benefits of completing the Merger; and

●	declines in our share price to the extent that the current market prices reflect an assumption by the market that the Merger will be completed.

MERCANTILE BANK CORPORATION

The Merger may be more difficult, costly or time consuming than expected, and we may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend on, among other things, our ability to integrate Eastern into our business in a manner that facilitates growth opportunities and achieves the anticipated benefits of the Merger. If we are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the Merger could be less than anticipated, and integration may result in additional unforeseen expenses.

There is a significant degree of difficulty inherent in the process of integrating an acquisition, including challenges consolidating certain operations and functions (including regulatory functions), integrating technologies, organizations, procedures, policies and operations, addressing differences in the business cultures of Mercantile and Eastern and retaining key personnel. The integration will be complex and time consuming and may involve delays or additional and unforeseen expenses. The integration process and other disruptions resulting from the Merger may also disrupt our ongoing business. Any failure to successfully or cost-effectively integrate Eastern following the closing of the Merger as well as any delays encountered in the integration process, could have an adverse effect on the revenues, levels of expenses and operating results of the combined company following the completion of the Merger, which may adversely affect the value of the common stock of the combined company following the completion of the Merger.

Mercantile and Eastern will be subject to various uncertainties while the Merger is pending that could adversely affect our financial results or the anticipated benefits of the Merger.

Uncertainty about the effect of the Merger on counterparties to contracts, employees and other parties may have an adverse effect on us or the anticipated benefits of the Merger. These uncertainties could cause contract counterparties and others who deal with us or Eastern to seek to change existing business relationships with us or Eastern, and may impact our and Eastern’s ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter.

The pursuit of the Merger and the preparation for the integration of the two companies may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect our financial results prior to and/or following the completion of the Merger and could limit us from pursuing attractive business opportunities and making other changes to our business prior to completion of the Merger or termination of the Merger Agreement.

We expect to incur substantial transaction costs in connection with the Merger.

We expect to incur a significant amount of non-recurring expenses in connection with the Merger, including investment banking, legal, accounting, consulting and other expenses. In general, these expenses are payable by us whether or not the Merger is completed. Additional unanticipated costs may be incurred following consummation of the Merger in the course of the integration of our businesses and the business of Eastern. We cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the two businesses will offset the transaction and integration costs in the near term, or at all.

MERCANTILE BANK CORPORATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sales of equity securities during the quarter ended June 30, 2025.

Issuer Purchases of Equity Securities

On May 27, 2021, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions, our capital position, financial performance and alternative uses of capital, and applicable legal requirements. The program may be discontinued at any time. No shares were repurchased during the first six months of 2025. Historically, stock repurchases have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank. As of June 30, 2025, repurchases aggregating $6.8 million were available to be made under the current repurchase program.

Repurchases made during the second quarter of 2025 are detailed in the table below.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

MERCANTILE BANK CORPORATION

Item 6. Exhibits

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation of Mercantile Bank Corporation, including all amendments thereto, incorporated by reference to Exhibit 3.1 of our Form S-4 Registration Statement filed February 16, 2022

3.2	Our Amended and Restated Bylaws dated as of February 26, 2015 are incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed February 26, 2015

4.1	Instruments defining the Rights of Security Holders – reference is made to Exhibits 3.1 and 3.2. In accordance with Regulation S-K Item 601(b)(4), Mercantile Bank Corporation is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total assets of Mercantile Bank Corporation and its subsidiaries on a consolidated basis. Mercantile Bank Corporation hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

4.2	Subordinated indenture, dated December 15, 2021, by and between Mercantile Bank Corporation and Wilmington Trust, National Association, as trustee, incorporated by reference to our Current Report on Form 8-K filed December 17, 2021

4.3	First Supplemental Indenture to Subordinated indenture, dated December 15, 2021, by and between Mercantile Bank Corporation and Wilmington Trust, National Association, as trustee, incorporated by reference to our Current Report on Form 8-K filed December 17, 2021

4.4	Form of 3.25% Fixed-to-Floating Rate Subordinated Note due 2032, incorporated by reference to our Current Report on Form 8-K filed December 17, 2021

4.5	Form of Subordinated Note Purchase Agreement dated December 15, 2021, by and among Mercantile Bank Corporation and the Purchasers, incorporated by reference to our Current Report on Form 8-K filed December 17, 2021

4.6	Form of Registration Rights Agreement dated December 15, 2021, by and among Mercantile Bank Corporation and the Purchasers, incorporated by reference to our Current Report on Form 8-K filed December 17, 2021

10.1	Mercantile Bank Corporation Employee Stock Purchase Plan of 2025 (incorporated by reference to Appendix A of Mercantile's Proxy Statement for its 2025 Annual Shareholders Meeting, filed with the Commission on April 4, 2025)

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 1, 2025.

MERCANTILE BANK CORPORATION

By: /s/ Raymond E. Reitsma
Raymond E. Reitsma
President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Charles E. Christmas
Charles E. Christmas
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)