Form 10-Q
period 2025-09-30
MERCANTILE BANK CORP
filed 2025-10-31
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐    No  ☒

At October 24, 2025, there were 16,253,600 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
(Dollars in thousands)	2025	2024
ASSETS
Cash and due from banks	$58,593	$56,991
Interest-earning deposits	418,426	336,019
Total cash and cash equivalents	477,019	393,010

Securities available for sale	855,138	730,352
Federal Home Loan Bank stock	21,513	21,513
Mortgage loans held for sale	17,433	15,824

Loans	4,615,160	4,600,781
Allowance for credit losses	(59,129)	(54,454)
Loans, net	4,556,031	4,546,327

Premises and equipment, net	56,155	53,427
Bank owned life insurance	94,848	93,839
Goodwill	49,473	49,473
Other assets	180,877	148,396
Total assets	$6,308,487	$6,052,161

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$1,182,775	$1,264,523
Interest-bearing	3,629,038	3,433,843
Total deposits	4,811,813	4,698,366

Securities sold under agreements to repurchase	251,499	121,521
Federal Home Loan Bank advances	346,221	387,083
Subordinated debentures	50,844	50,330
Subordinated notes	89,571	89,314
Accrued interest and other liabilities	100,909	121,021
Total liabilities	5,650,857	5,467,635

Commitments and contingent liabilities (Note 9)

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,253,544 shares issued and outstanding at September 30, 2025 and 16,146,374 shares issued and outstanding at December 31, 2024	303,463	299,705
Retained earnings	382,679	334,646
Accumulated other comprehensive income (loss)	(28,512)	(49,825)
Total shareholders’ equity	657,630	584,526
Total liabilities and shareholders’ equity	$6,308,487	$6,052,161

See accompanying notes to consolidated financial statements.

  MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Dollars in thousands except per share amounts)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Interest income
Loans, including fees	$75,040	$75,316	$220,994	$219,405
Securities, taxable	5,041	3,140	13,961	8,241
Securities, tax-exempt	1,259	1,056	3,611	3,001
Interest-earning deposits	4,303	3,900	9,374	8,369
Total interest income	85,643	83,412	247,940	239,016

Interest expense
Deposits	26,817	27,588	77,735	74,522
Short-term borrowings	1,974	2,219	5,656	5,631
Federal Home Loan Bank advances	2,895	3,218	8,689	9,868
Subordinated debt and other borrowings	1,955	2,095	5,831	6,270
Total interest expense	33,641	35,120	97,911	96,291

Net interest income	52,002	48,292	150,029	142,725

Provision for credit losses	200	1,100	3,900	5,900

Net interest income after provision for credit losses	51,802	47,192	146,129	136,825

Noninterest income
Service charges on deposit and sweep accounts	2,064	1,753	5,871	4,976
Mortgage banking income	3,066	3,325	9,686	8,690
Credit and debit card income	2,371	2,257	6,922	6,644
Interest rate swap fees	377	389	1,687	2,494
Payroll services income	825	713	2,648	2,295
Earnings on bank owned life insurance	858	449	1,961	2,058
Other income	827	781	1,777	3,060
Total noninterest income	10,388	9,667	30,552	30,217

Noninterest expense
Salaries and benefits	21,094	20,292	61,362	56,442
Occupancy	2,122	2,146	6,395	6,655
Furniture and equipment depreciation, rent and maintenance	846	938	2,458	2,790
Data processing costs	3,945	3,437	11,315	10,142
Charitable foundation contributions	300	0	306	707
Acquisition costs	606	0	628	0
Other expense	5,837	5,490	16,769	15,247
Total noninterest expense	34,750	32,303	99,233	91,983

Income before federal income tax expense	27,440	24,556	77,448	75,059

Federal income tax expense	3,682	4,938	11,535	15,092

Net income	$23,758	$19,618	$65,913	$59,967

Basic earnings per share	$1.46	$1.22	$4.06	$3.72
Diluted earnings per share	$1.46	$1.22	$4.06	$3.72

Average basic shares outstanding	16,249,267	16,138,320	16,229,243	16,126,706
Average diluted shares outstanding	16,249,267	16,138,320	16,229,243	16,126,706

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Net income	$23,758	$19,618	$65,913	$59,967

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	9,182	21,682	26,979	18,192
Tax effect of unrealized holding gains (losses) on securities available for sale	(1,928)	(4,553)	(5,666)	(3,820)
Other comprehensive income (loss), net of tax	7,254	17,129	21,313	14,372

Comprehensive income (loss)	$31,012	$36,747	$87,226	$74,339

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
(Dollars in thousands except per share amounts)	Stock	Stock	Earnings	Income (Loss)	Equity

Balances, July 1, 2025	$0	$302,294	$364,991	$(35,766)	$631,519

Employee stock purchase plan (1,071 shares)		46			46

Dividend reinvestment plan (3,902 shares)		184			184

Stock grants to directors for retainer fees (197 shares)		10			10

Stock-based compensation expense		929			929

Cash dividends ($0.38 per common share)			(6,070)		(6,070)

Net income for the three months ended September 30, 2025			23,758		23,758

Change in net unrealized holding gain (loss) on securities available for sale, net of tax effect				7,254	7,254

Balances, September 30, 2025	$0	$303,463	$382,679	$(28,512)	$657,630

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

				Accumulated
				Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
(Dollars in thousands except per share amounts)	Stock	Stock	Earnings	Income (Loss)	Equity

Balances, January 1, 2025	$0	$299,705	$334,646	$(49,825)	$584,526

Employee stock purchase plan (1,669 shares)		73			73

Dividend reinvestment plan (13,159 shares)		589			589

Stock grants to directors for retainer fees (10,007 shares)		444			444

Stock-based compensation expense		2,652			2,652

Cash dividends ($1.12 per common share)			(17,880)		(17,880)

Net income for the nine months ended September 30, 2025			65,913		65,913

Change in net unrealized holding gain (loss) on securities available for sale, net of tax effect				21,313	21,313

Balances, September 30, 2025	$0	$303,463	$382,679	$(28,512)	$657,630

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

				Accumulated
				Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
(Dollars in thousands except per share amounts)	Stock	Stock	Earnings	Income (Loss)	Equity

Balances, July 1, 2024	$0	$297,591	$306,804	$(53,244)	$551,151

Employee stock purchase plan (256 shares)		11			11

Dividend reinvestment plan (4,531 shares)		204			204

Stock-based compensation expense		898			898

Cash dividends ($0.36 per common share)			(5,700)		(5,700)

Net income for the three months ended September 30, 2024			19,618		19,618

Change in net unrealized holding gain (loss) on securities available for sale, net of tax effect				17,129	17,129

Balances, September 30, 2024	$0	$298,704	$320,722	$(36,115)	$583,311

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

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
(Dollars in thousands)	September 30, 2025	September 30, 2024

Cash flows from operating activities
Net income	$65,913	$59,967
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization/accretion	4,408	8,147
Provision for credit losses	3,900	5,900
Stock-based compensation expense	2,652	2,531
Stock grants to directors for retainer fees	444	423
Proceeds from sales of mortgage loans held for sale	313,224	269,166
Origination of mortgage loans held for sale	(305,622)	(271,789)
Net gain from sales of mortgage loans held for sale	(9,211)	(8,030)
Net gain from sales and valuation write-downs of foreclosed assets	0	(290)
Net gain from sale and write-down of former bank premises	0	(83)
Earnings on bank owned life insurance	(1,961)	(2,058)
Net loss on instruments designated at fair value and related derivatives	155	148
Net change in:
Accrued interest receivable	(1,445)	(2,608)
Other assets	(41,402)	(24,233)
Accrued interest payable and other liabilities	(18,731)	4,069
Net cash from operating activities	12,324	41,260

Cash flows from investing activities
Loan originations and payments, net	(13,604)	(248,484)
Purchases of securities available for sale	(143,155)	(104,523)
Proceeds from maturities, calls and repayments of securities available for sale	48,574	36,542
Proceeds from sales of foreclosed assets	0	290
Proceeds from sales of fomer bank premises	0	283
Proceeds from bank owned life insurance claims	1,062	1,357
Net purchases of premises and equipment and lease activity	(6,537)	(7,940)
Net cash for investing activities	(113,660)	(322,475)

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
(Dollars in thousands)	September 30, 2025	September 30, 2024

Cash flows from financing activities
Net increase in time deposits	29,341	93,620
Net increase in all other deposits	84,106	461,360
Net increase (decrease) in securities sold under agreements to repurchase	129,978	(8,798)
Payoffs and paydowns of Federal Home Loan Bank advances	(60,862)	(60,827)
Proceeds from Federal Home Loan Bank advances	20,000	10,000
Employee stock purchase plan	73	35
Dividend reinvestment plan	589	609
Payment of cash dividends to common shareholders	(17,880)	(16,771)
Net cash from financing activities	185,345	479,228

Net change in cash and cash equivalents	84,009	198,013
Cash and cash equivalents at beginning of period	393,010	130,533
Cash and cash equivalents at end of period	$477,019	$328,546

Supplemental disclosures of cash flows information
Cash paid during the period for:
Interest	$98,010	$95,035
Federal income tax	0	16,650

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the nine months ended September 30, 2025 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Community Partners, LLC ("MCP") and Mercantile Bank (“our bank”) and its subsidiaries, including Mercantile Insurance Center, Inc. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended September 30, 2025 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2024.

We have five separate business trusts that were formed to issue trust preferred securities. Subordinated debentures were issued to the trusts in return for the proceeds raised from the issuance of the trust preferred securities. The trusts are not consolidated, but instead we report the subordinated debentures issued to the trusts as a liability.

Recent Events: On July 22, 2025, we entered into a definitive merger agreement ("Merger Agreement") with Eastern Michigan Financial Corporation (“EFIN”), pursuant to which EFIN will merge with and into an acquisition subsidiary of Mercantile, with the acquisition subsidiary as the surviving corporation (the “Merger”). Following the Merger, Mercantile will operate for a period of time as a two-bank holding company. The newly acquired Eastern Michigan Bank will operate alongside Mercantile’s existing bank, Mercantile Bank, until the first quarter of 2027 at which time Mercantile plans to consolidate Eastern Michigan Bank into Mercantile Bank.

Under the terms of the agreement, each outstanding share of EFIN’s common stock will be converted into the right to receive $32.32 in cash and 0.7116 shares of Mercantile common stock, for an aggregate transaction value of approximately $90.3 million based upon the closing price of Mercantile's common stock of $43.14 on October 16, 2025.

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

Approximately 277,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three and nine months ended September 30, 2025. Approximately 311,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three and nine months ended September 30, 2024.

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

Changes in the allowance are recorded as provisions for (or reversals of) credit losses. Losses are charged against the allowance when the collectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2025, and December 31, 2024, there was no allowance related to the available for sale debt securities portfolio.

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

Loans: Loans that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Net unamortized deferred loan costs amounted to $1.7 million and $2.2 million at September 30, 2025, and December 31, 2024, respectively.

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. As of September 30, 2025 and December 31, 2024, we determined that the fair value of our mortgage loans held for sale totaled $17.7 million and $16.0 million, respectively.

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

We recorded a provision for credit losses of $3.9 million and $5.9 million during the nine months ended September 30, 2025 and 2024, respectively. The provision expense recorded during the first nine months of 2025 primarily reflected a net increase in specific allocations, changes to the economic forecast, and a net increase in qualitative factors stemming from changes in the makeup of the loan portfolio. The impacts of these factors were partially offset by reductions in the reserve related to faster residential mortgage and consumer loan prepayment speeds and the associated reduced average lives of the portfolios and changes in baseline loss rates. The provision expense recorded during the first nine months of 2024 primarily reflected a specific allocation for a nonperforming commercial loan relationship, allocations necessitated by net loan growth, a change in the volume and severity of past due loans, nonaccrual loans and adversely classified loans for commercial and industrial loans and a change in the historical loss information qualitative factor for commercial loans, which more than offset the impacts of an improved economic forecast and changes to the loan portfolio composition.

Accrued interest receivable on loans totaling $16.7 million and $17.3 million as of September 30, 2025 and December 31, 2024, respectively, is included in other assets on the Consolidated Balance Sheets. We elected not to measure an allowance for accrued interest receivable and instead elected to reverse interest income on loans that are placed on nonaccrual status, which is generally when loans become 90 days past due, or earlier if we believe the collection of interest is doubtful. We believe this policy results in the timely reversal of uncollectable interest. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on an internal watch list. Senior management and the Board of Directors review this list regularly. In some cases, we may determine that an individual loan exhibits unique risk characteristics which differentiate the loan from other loans within the loan segments. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific reserve allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed and collateral deficiencies, among other things.

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mortgage Banking Activities: Mortgage loans serviced for others totaled $1.62 billion and $1.55 billion as of September 30, 2025 and December 31, 2024, respectively. Mortgage loan servicing rights are recognized as assets based on the allocated value of retained servicing rights on mortgage loans sold and totaled $13.1 million and $12.5 million as of  September 30, 2025 and December 31, 2024, respectively. Mortgage loan servicing rights are carried at the lower of amortized cost or fair value and are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights using groupings of the underlying mortgage loans as to interest rates. Any impairment of a grouping is reported as a valuation allowance. The fair value of mortgage servicing rights totaled $21.7 million and $21.0 million as of  September 30, 2025 and December 31, 2024, respectively.

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

Changes in the fair value of derivatives that are designated, for accounting purposes, as a hedge of the variability of cash flows to be received on various assets and liabilities and are effective are reported in other comprehensive income (loss). They are later reclassified into earnings in the same periods during which the hedged transaction affects earnings and are included in the line item in which the hedged cash flows are recorded. If hedge accounting does not apply, changes in the fair value of derivatives are recognized immediately in current earnings as interest income or expense. We had no derivative instruments designated as hedges as of September 30, 2025, and December 31, 2024.

Goodwill:  The acquisition method of accounting requires that assets and liabilities acquired in a business combination be recorded at fair value as of the acquisition date. The valuation of assets and liabilities often involves estimates based on third-party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. This typically results in goodwill, the amount by which the cost of net assets acquired in a business combination exceeds their fair value, which is subject to impairment testing at least annually. We review goodwill for impairment on an annual basis as of October 1 during the fourth quarter or more often if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value. Based on our annual impairment analysis of goodwill as of October 1 during the fourth quarter, it was determined that the fair value was in excess of its respective carrying value as of October 1, 2024; therefore, goodwill is considered not impaired.

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table depicts our sources of noninterest income presented in the Consolidated Statements of Income that are scoped within Topic 606:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Service charges on deposit and sweep accounts	$2,064	$1,753	$5,871	$4,976
Credit and debit card income	2,371	2,257	6,922	6,644
Interest rate swap fees	377	389	1,687	2,494
Payroll services income	825	713	2,648	2,295
Customer service fees	298	231	674	611

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.    SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2025
U.S. Government agency debt obligations	$632,999	$3,356	$(29,573)	$606,782
Mortgage-backed securities	28,527	12	(4,866)	23,673
Municipal general obligation bonds	196,099	1,366	(4,890)	192,575
Municipal revenue bonds	33,103	183	(1,678)	31,608
Other investments	500	0	0	500

	$891,228	$4,917	$(41,007)	$855,138

December 31, 2024
U.S. Government agency debt obligations	$542,676	$131	$(47,226)	$495,581
Mortgage-backed securities	31,696	4	(6,332)	25,368
Municipal general obligation bonds	187,484	513	(7,827)	180,170
Municipal revenue bonds	31,066	89	(2,422)	28,733
Other investments	500	0	0	500

	$793,422	$737	$(63,807)	$730,352

Securities with unrealized losses at September 30, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
September 30, 2025
U.S. Government agency debt obligations	$23,431	$98	$347,556	$29,475	$370,987	$29,573
Mortgage-backed securities	22	0	23,138	4,866	23,160	4,866
Municipal general obligation bonds	32,869	565	87,987	4,325	120,856	4,890
Municipal revenue bonds	2,343	18	20,035	1,660	22,378	1,678
Other investments	0	0	0	0	0	0

	$58,665	$681	$478,716	$40,326	$537,381	$41,007

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

At September 30, 2025, 643 debt securities with estimated fair values totaling $537 million had unrealized losses aggregating $41.0 million. At December 31, 2024, 843 debt securities with estimated fair values totaling $680 million had unrealized losses aggregating $63.8 million. At September 30, 2025, unrealized losses aggregating $34.4 million were attributable to bonds issued or guaranteed by agencies of the U.S. Federal Government, while unrealized losses totaling $6.6 million were associated with bonds issued by state-based municipalities. For available for sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the debt security’s amortized cost basis is written down to fair value through income with the establishment of an allowance. For debt securities available for sale that do not meet the aforementioned criteria, we evaluate whether any decline in fair value is due to credit loss factors. In making this assessment, we consider any changes to the rating of the security by a rating agency and adverse conditions specifically related to the issuer of the security, among other factors.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.    SECURITIES (Continued)

The amortized cost and fair value of debt securities at September 30, 2025, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in 2025	$16,400	$16,336
Due in 2026 through 2030	499,573	482,797
Due in 2031 through 2035	289,744	275,318
Due in 2036 and beyond	56,484	56,514
Mortgage-backed securities	28,527	23,673
Other investments	500	500

Total available for sale securities	$891,228	$855,138

No securities were sold during the first nine months of 2025 or the full-year 2024.

Securities issued by the State of Michigan and all its political subdivisions had combined amortized costs of $229 million and $219 million as of  September 30, 2025, and  December 31, 2024, respectively, with estimated market values of $224 million and $209 million at the respective dates. We had no securities issued by all other states and their political subdivisions as of September 30, 2025, and December 31, 2024. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligation securities that are pledged to secure repurchase agreements was $251 million and $122 million at September 30, 2025, and December 31, 2024, respectively. The carrying value of U.S. Government agency debt obligation securities that are pledged to secure specific customer deposits was $12.5 million and $11.7 million at September 30, 2025, and December 31, 2024, respectively.

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

Our loan portfolio segments as of both  September 30, 2025 and  December 31, 2024 were as follows:

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Our total loans at September 30, 2025 were $4.62 billion compared to $4.60 billion at December 31, 2024, an increase of $14.4 million, or 0.3%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at September 30, 2025 and  December 31, 2024, and the percentage change in loans from the end of 2024 to the end of the third quarter of 2025, are as follows:

					Percent
	September 30, 2025		December 31, 2024		Increase
(Dollars in thousands)	Balance	%	Balance	%	(Decrease)

Commercial:
Commercial and industrial	$1,337,729	29.0%	$1,287,308	28.0%	3.9%
Vacant land, land development, and residential construction	70,806	1.5	66,936	1.5	5.8
Real estate – owner occupied	729,451	15.8	748,837	16.3	(2.6)
Real estate – non-owner occupied	1,091,210	23.6	1,128,404	24.5	(3.3)
Real estate – multi-family and residential rental	521,111	11.3	475,819	10.3	9.5
Total commercial	3,750,307	81.2	3,707,304	80.6	1.2

Retail:
1-4 family mortgages	780,917	16.9	827,597	18.0	(5.6)
Other consumer loans	83,936	1.9	65,880	1.4	27.4
Total retail	864,853	18.8	893,477	19.4	(3.2)

Total loans	$4,615,160	100.0%	$4,600,781	100.0%	0.3%

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An age analysis of past due loans is as follows as of September 30, 2025:

							Recorded
			Greater				Balance
	30 – 59	60 – 89	Than 89				> 89
	Days	Days	Days	Total		Total	Days and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing

Commercial:
Commercial and industrial	$0	$0	$309	$309	$1,337,420	$1,337,729	$0
Vacant land, land development, and residential construction	5	0	0	5	70,801	70,806	0
Real estate – owner occupied	29	0	0	29	729,422	729,451	0
Real estate – non- owner occupied	0	0	5,532	5,532	1,085,678	1,091,210	0
Real estate – multi-family and residential rental	0	0	0	0	521,111	521,111	0
Total commercial	34	0	5,841	5,875	3,744,432	3,750,307	0

Retail:
1-4 family mortgages	516	82	389	987	779,930	780,917	0
Other consumer loans	281	17	0	298	83,638	83,936	0
Total retail	797	99	389	1,285	863,568	864,853	0

Total past due loans	$831	$99	$6,230	$7,160	$4,608,000	$4,615,160	$0

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Nonaccrual loans as of September 30, 2025 were as follows:

	Recorded
	Principal	Related
(Dollars in thousands)	Balance	Allowance
With no allowance recorded:
Commercial:
Commercial and industrial	$60	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	60	0

Retail:
1-4 family mortgages	1,382	0
Other consumer loans	36	0
Total retail	1,418	0

Total with no allowance recorded	$1,478	$0

With an allowance recorded:
Commercial:
Commercial and industrial	$1,449	$1,032
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	5,532	5,532
Real estate – multi-family and residential rental	0	0
Total commercial	6,981	6,564

Retail:
1-4 family mortgages	1,385	273
Other consumer loans	0	0
Total retail	1,385	273

Total with an allowance recorded	$8,366	$6,837

Total nonaccrual loans:
Commercial	$7,041	$6,564
Retail	2,803	273
Total nonaccrual loans	$9,844	$6,837

Nonaccrual loans represent the entire balance of collateral dependent loans. As of September 30, 2025 and  December 31, 2024, all collateral dependent loans were secured by real estate, with the exception of those classified as commercial and industrial, which were secured by accounts receivable, inventory, and equipment. Interest income recognized on nonaccrual loans totaled $0.5 million during both the nine months ended September 30, 2025 and 2024, reflecting the collection of interest at the time of principal pay off.

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table reflects amortized cost basis of loans as of  September 30, 2025 and loan charge-offs during the nine months ended September 30, 2025 based on year of origination:

								Revolving	Grand
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Loans	Total
Commercial:
Commercial and Industrial:
Grades 1 – 4	$67,832	$77,878	$42,624	$11,903	$36,956	$12,604	$249,797	$409,179	$658,976
Grades 5 – 7	114,811	130,711	65,882	25,531	9,290	1,825	348,050	310,301	658,351
Grades 8 – 9	1,482	0	60	0	249	0	1,791	18,611	20,402
Total	$184,125	$208,589	$108,566	$37,434	$46,495	$14,429	$599,638	$738,091	$1,337,729
Year-to-date gross write offs	$0	$4	$76	$0	$0	$0	$80	$7	$87

Vacant Land, Land Development and Residential Construction:
Grades 1 – 4	$16,354	$6,094	$1,448	$720	$420	$175	$25,211	$0	$25,211
Grades 5 – 7	25,633	15,783	2,053	1,578	162	385	45,594	0	45,594
Grades 8 – 9	0	0	1	0	0	0	1	0	1
Total	$41,987	$21,877	$3,502	$2,298	$582	$560	$70,806	$0	$70,806
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Owner Occupied:
Grades 1 – 4	$104,690	$142,895	$60,112	$80,000	$70,632	$17,348	$475,677	$0	$475,677
Grades 5 – 7	63,439	56,698	50,622	50,848	16,327	13,114	251,048	0	251,048
Grades 8 – 9	0	0	0	2,697	0	29	2,726	0	2,726
Total	$168,129	$199,593	$110,734	$133,545	$86,959	$30,491	$729,451	$0	$729,451
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Non-Owner Occupied:
Grades 1 – 4	$77,917	$80,034	$57,076	$68,944	$79,308	$56,998	$420,277	$0	$420,277
Grades 5 – 7	89,600	184,156	181,647	81,739	73,627	54,632	665,401	0	665,401
Grades 8 – 9	5,532	0	0	0	0	0	5,532	0	5,532
Total	$173,049	$264,190	$238,723	$150,683	$152,935	$111,630	$1,091,210	$0	$1,091,210
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Multi-Family and Residential Rental:
Grades 1 – 4	$35,042	$13,816	$40,311	$9,705	$32,363	$30,826	$162,063	$0	$162,063
Grades 5 – 7	100,327	70,229	148,466	28,664	4,026	7,336	359,048	0	359,048
Grades 8 – 9	0	0	0	0	0	0	0	0	0
Total	$135,369	$84,045	$188,777	$38,369	$36,389	$38,162	$521,111	$0	$521,111
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Total Commercial	$702,659	$778,294	$650,302	$362,329	$323,360	$195,272	$3,012,216	$738,091	$3,750,307
Total Commercial year-to-date gross write offs	$0	$4	$76	$0	$0	$0	$80	$7	$87

Retail:
1-4 Family Mortgages:
Performing	$38,286	$57,460	$106,613	$286,020	$186,616	$103,154	$778,149	$0	$778,149
Nonperforming	0	168	472	1,065	352	711	2,768	0	2,768
Total	$38,286	$57,628	$107,085	$287,085	$186,968	$103,865	$780,917	$0	$780,917
Year-to-date gross write offs	$0	$0	$85	$22	$61	$3	$171	$0	$171

Other Consumer Loans:
Performing	$3,545	$3,760	$1,934	$781	$422	$531	$10,973	$72,927	$83,900
Nonperforming	0	0	0	0	0	36	36	0	36
Total	$3,545	$3,760	$1,934	$781	$422	$567	$11,009	$72,927	$83,936
Year-to-date gross write offs	$2	$2	$6	$0	$0	$0	$10	$5	$15
Total Retail	$41,831	$61,388	$109,019	$287,866	$187,390	$104,432	$791,926	$72,927	$864,853
Total Retail year-to-date gross write offs	$2	$2	$91	$22	$61	$3	$181	$5	$186

Total	$744,490	$839,682	$759,321	$650,195	$510,750	$299,704	$3,804,142	$811,018	$4,615,160
Total year-to-date gross write offs	$2	$6	$167	$22	$61	$3	$261	$12	$273

There were lines of credit with principal balances of $1.3 million that were converted to term loans during the first nine months of 2025.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table reflects amortized cost basis of loans as of December 31, 2024 and loan charge-offs during the nine months ended September 30, 2024 based on year of origination:

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

We use a migration to loss methodology to determine historical loss rates for commercial loans given the comprehensive loan grading process employed by our bank for over two decades, while an open pool approach is best suited for retail loans given the smaller dollar size of the segments. A baseline loss rate is produced at each reporting date for each loan portfolio segment using bank-specific loan charge-off and recovery data over a defined historical look-back period. The look-back period represents the number of data periods that will be used to calculate a baseline loss rate for each loan portfolio segment. We determined that the look-back period commencing on January 1, 2011 through the current reporting date was reasonable and appropriate, which was used in the calculation of both the September 30, 2025, and  December 31, 2024 allowance for credit losses.

Our historical loss rate is then applied to future loan balances at the instrument level based on remaining contractual life adjusted for amortization, prepayment and default to develop a baseline lifetime loss. Our prepayment speed assumptions are developed at the loan segment level based upon the consideration of all relevant data which we believe could impact anticipated customer behavior, including changes in interest rates, economic conditions, and underlying property valuations. For the commercial portfolio segments, we assumed a 2.0% prepayment speed as of both September 30, 2025 and  December 31, 2024 as we deemed there to be no considerable changes from historical experience. For the retail 1-4 family mortgage and retail other consumer portfolios, we used a prepayment speed of 9.5% as of September 30, 2025 and 7.8% as of  December 31, 2024.

During each reporting period, we also consider the need to adjust the historical loss rates as determined to reflect the extent to which we expect current conditions and reasonable and supportable economic forecasts to differ from the conditions that existed for the period over which the historical loss information was determined. These qualitative adjustments may increase or decrease our estimate of expected future credit losses. As of September 30, 2025 and  December 31, 2024, we used a one-year reasonable and supportable economic forecast period, with a six-month straight-line reversion period for all loan segments. The economic forecasts used for our September 30, 2025 allowance calculation reflected a $0.1 million allowance balance reduction. The forecasts used for our December 31, 2024 allowance calculation reflected a $2.2 million allowance balance reduction.

Individual loans exhibiting unique risk characteristics, which differentiated the loans from other loans within the loan segments and were evaluated for expected credit losses on an individual basis, totaled $9.8 million and $7.4 million as of September 30, 2025 and  December 31, 2024, respectively. Individual allowance allocations totaled $6.8 million and $2.2 million as of September 30, 2025 and  December 31, 2024, respectively.

Activity in the allowance for credit losses during the three and nine months ended September 30, 2025 is as follows:

(Dollars in thousands)	Commercial and industrial	Commercial vacant land, land development and residential construction	Commercial real estate – owner occupied	Commercial real estate – non-owner occupied	Commercial real estate – multi-family and residential rental	1-4 family mortgages	Other consumer loans	Unallocated	Total

Balance at 6-30-25	$11,771	$387	$7,691	$13,800	$4,297	$17,965	$2,321	$143	$58,375
Provision for credit losses	101	17	(770)	3,632	803	(3,524)	19	(78)	200
Charge-offs	(76)	0	0	0	0	(85)	(11)	0	(172)
Recoveries	542	2	1	0	4	164	13	0	726
Ending balance	$12,338	$406	$6,922	$17,432	$5,104	$14,520	$2,342	$65	$59,129

Balance at 12-31-24	$11,165	$367	$7,671	$10,919	$3,667	$18,702	$1,936	$27	$54,454
Provision for credit losses	660	35	(753)	6,513	1,425	(4,327)	309	38	3,900
Charge-offs	(87)	0	0	0	0	(171)	(15)	0	(273)
Recoveries	600	4	4	0	12	316	112	0	1,048
Ending balance	$12,338	$406	$6,922	$17,432	$5,104	$14,520	$2,342	$65	$59,129

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

The following table presents the period-end amortized cost basis of modifications to borrowers experiencing financial difficulty by type of modification made during the three months ended September 30, 2025:

	Interest Rate		Principal
(Dollars in thousands)	Reduction	Term Extension	Forgiveness
Commercial:
Commercial and industrial	$0	$9,590	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	$0	$9,590	$0

Retail:
1-4 family mortgages	0	0	0
Other consumer loans	0	0	0
Total retail	$0	$0	$0

Total loans	$0	$9,590	$0

The following table presents the period-end amortized cost basis of modifications to borrowers experiencing financial difficulty by type of modification made during the nine months ended September 30, 2025:

	Interest Rate		Principal
(Dollars in thousands)	Reduction	Term Extension	Forgiveness
Commercial:
Commercial and industrial	$0	$9,596	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	$0	$9,596	$0

Retail:
1-4 family mortgages	0	0	0
Other consumer loans	0	0	0
Total retail	$0	$0	$0

Total loans	$0	$9,596	$0

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

The following table presents the amortized cost basis of loans that have been modified in the past twelve months to borrowers experiencing financial difficulty by payment status and loan segment as of September 30, 2025:

		30 – 89 Days	90 + Days
(Dollars in thousands)	Current	Past Due	Past Due	Total
Commercial:
Commercial and industrial	$9,970	$0	$0	$9,970
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	0	0	0	0
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	$9,970	$0	$0	$9,970

Retail:
1-4 family mortgages	0	0	0	0
Other consumer loans	0	0	0	0
Total retail	$0	$0	$0	$0

Total loans	$9,970	$0	$0	$9,970

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	September 30,	December 31,
(Dollars in thousands)	2025	2024

Land and improvements	$14,384	$14,021
Buildings	65,407	62,365
Furniture and equipment	29,673	26,657
	109,464	103,043
Less: accumulated depreciation	53,309	49,616

Premises and equipment, net	$56,155	$53,427

Depreciation expense totaled $1.3 million and $1.5 million during the third quarters of 2025 and 2024, respectively. Depreciation expense totaled $3.8 million and $4.6 million during the first nine months of 2025 and 2024, respectively.

We enter into facility leases in the normal course of business. As of September 30, 2025, we were under lease contracts for eleven of our banking facilities. The leases have maturity dates ranging from November, 2025 through May, 2048, with a weighted average life of 9.3 years as of September 30, 2025. All of our leases have multiple three- to five-year extensions; however, these were not factored in the lease maturities and weighted average lease term as it was not reasonably certain we would exercise the options on the dates we entered into the lease agreements.

Leases are classified as either operating or finance leases at the lease commencement date, with all of our current leases determined to be operating leases. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term, while lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date at the estimated present value of lease payments over the lease term. We use our incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments. The weighted average discount rate for leases was 6.53% as of September 30, 2025.

The right-of-use assets, included in premises and equipment, net on our Consolidated Balance Sheets, and the lease liabilities, included in other liabilities on our Consolidated Balance Sheets, totaled $4.0 million and $4.4 million as of September 30, 2025, and December 31, 2024, respectively. As permitted by applicable accounting standards, we have elected not to recognize short-term leases with original terms of twelve months or less on our Consolidated Balance Sheets. Total operating lease expense associated with the leases aggregated $0.3 million during the third quarter of 2025 and $0.4 million during the third quarter of 2024.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    PREMISES AND EQUIPMENT, NET (Continued)

Future lease payments were as follows as of September 30, 2025:

(Dollars in thousands)
2025	$292
2026	1,156
2027	1,084
2028	907
2029	709
Thereafter	1,215
Total undiscounted lease payments	5,363
Less effect of discounting	(1,365)
Present value of future lease payments (lease liability)	$3,998

5.    DEPOSITS

Our total deposits at September 30, 2025 were $4.81 billion, an increase of $113 million, or 2.4%, from December 31, 2024. The components of our outstanding balances at September 30, 2025 and  December 31, 2024, and percentage change in deposits from the end of 2024 to the end of the third quarter of 2025, are as follows:

					Percent
	September 30, 2025		December 31, 2024		Increase
(Dollars in thousands)	Balance	%	Balance	%	(Decrease)

Noninterest-bearing checking	$1,182,775	24.6%	$1,264,523	26.9%	(6.5)%
Interest-bearing checking	761,796	15.8	738,291	15.7	3.2
Money market	1,665,732	34.6	1,516,436	32.3	9.8
Savings	214,953	4.5	221,900	4.7	(3.1)
Time Deposits	807,641	16.8	807,517	17.2	0.0
Total local deposits	4,632,897	96.3	4,548,667	96.8	1.9

Out-of-area time, $100,000 and over	178,916	3.7	149,699	3.2	19.5

Total deposits	$4,811,813	100.0%	$4,698,366	100.0%	2.4%

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements is as follows:

	Nine Months Ended	Twelve Months Ended
(Dollars in thousands)	September 30, 2025	December 31, 2024

Outstanding balance at end of period	$251,499	$121,521
Average interest rate at end of period	3.19%	2.17%

Average daily balance during the period	$238,897	$224,878
Average interest rate during the period	3.16%	3.43%

Maximum daily balance during the period	$285,679	$278,227

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

7.    FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES

FHLBI bullet advances totaled $320 million at September 30, 2025, and were scheduled to mature at varying dates from October 2025 through June 2030, with fixed rates of interest from 0.82% to 4.50% and averaging 3.22%. FHLBI bullet advances totaled $360 million at December 31, 2024, and were scheduled to mature at varying dates from January 2025 through June 2030, with fixed rates of interest from 0.70% to 4.54% and averaging 3.10%.

Maturities of FHLBI bullet advances as of September 30, 2025 were as follows:

(Dollars in thousands)
2025	$20,000
2026	80,000
2027	100,000
2028	90,000
2029	10,000
Thereafter	20,000

FHLBI amortizing advances totaled $26.2 million as of September 30, 2025, with an average rate of 2.52% and with final maturities in 2042. FHLBI amortizing advances totaled $27.1 million as of December 31, 2024, with an average rate of 2.52% and with final maturities in 2042. FHLBI amortizing advances are obtained periodically to assist in managing interest rate risk associated with certain longer-term fixed rate commercial loans, with annual principal payments that closely align with the scheduled amortization of the underlying commercial loans.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES (Continued)

Scheduled principal payments on FHLBI amortizing advances as of  September 30, 2025 were as follows:

(Dollars in thousands)
2025	$0
2026	900
2027	938
2028	979
2029	1,022
Thereafter	22,382

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank under a blanket lien arrangement. Our borrowing line of credit as of  September 30, 2025 totaled $1.08 billion, with remaining availability based on collateral of $725 million.

8.    STOCK-BASED COMPENSATION

Stock-based compensation plans are used to provide directors and employees with an increased incentive to contribute to our long-term performance and growth, to align the interests of directors and employees with the interests of our shareholders through the opportunity for increased stock ownership and to attract and retain directors and employees. Stock-based compensation expense, reported as noninterest expense in the Consolidated Statements of Income, totaled $2.7 million and $2.5 million during the  nine months ended September 30, 2025 and 2024, respectively.

The Stock Incentive Plan of 2020 was approved by shareholders in May, 2020, and was effectively replaced with the Stock Incentive Plan of 2023 that was approved by shareholders in May, 2023. Under the Stock Incentive Plan of 2023, incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards. Price, vesting and expiration date parameters are determined by Mercantile’s Compensation Committee on a grant-by-grant basis.  No payments are required from employees for restricted stock awards.  The restricted stock awards granted through the plan fully vest after three years and, in the case of performance-based restricted stock issued to executive officers issued under the plan, are subject to the attainment of pre-determined performance goals. There were no restricted stock grants during the nine months ended September 30, 2024.

A summary of restricted stock activity during the nine months ended September 30, 2025, is as follows:

		Weighted
		Average
	Shares	Fair Value

Nonvested at beginning of the period	228,646	$35.84
Grants	84,685	50.34
Vested	(34,053)	34.79
Forfeited	(2,350)	42.24
Nonvested at end of the period	276,928	$40.54

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.    STOCK-BASED COMPENSATION (Continued)

Of the restricted stock shares granted during the nine months ended September 30, 2025, 24,910 shares are performance-based awards made to our Named Executive Officers at the target level and are subject to the attainment of pre-determined performance goals. As of  September 30, 2025, there were approximately 290,000 shares authorized for future incentive awards, and as of  December 31, 2024, there were approximately 383,000 shares authorized for future incentive awards.

We periodically grant shares of common stock to our Corporate and Bank Board Directors for retainer payments with the related expense being recorded over the period of the Directors' service, as summarized below:

		Total Cost
Grant Year	Shares Granted	(in thousands)	Covered Period
2023	11,529	$350	June 1, 2023 - May 31, 2024
2024	11,316	423	June 1, 2024 - May 31, 2025
2025	10,007	444	June 1, 2025 - May 31, 2026

In March 2025, the Company adopted the 2025 Employee Stock Purchase Plan ("ESPP"), offering a 5% discount on the market price of the Company's common stock. The ESPP was approved by the Company's shareholders on May 22, 2025. The Company reserved 200,000 shares of common stock for future issuance under the ESPP, subject to adjustment. All present and future active and full time employees of the Company or its subsidiaries are eligible to participate in the ESPP other than temporary employees, interns, and officers subject to Section 16 of the Securities and Exchange Act of 1934, as amended. Eligible employees can purchase shares on each quarterly purchase date through payroll deductions of not less than $5 nor more than $200. The purchase price will be the lower of 95% of the fair market value of the Company's stock at the commencement of the offering period or the fair market value of a share of common stock on the stock purchase date. Each offering period spans three months, with the first offering period beginning on July 1, 2025. As of September 30, 2025, 200,000 shares were reserved for future issuance under the ESPP.

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

For commercial lines of credit, retail lines of credit and credit card average outstanding balances, we determined allowance requirements by calculating the difference between the average percent outstanding of the funded commitments over the past several years to actual percent outstanding at the end of the period and applying the respective expected loss allocation factors to the difference as this difference represents the average of unfunded commitments we expect to eventually be drawn upon. For commitments to make loans, we determine an allowance by applying the expected loss allocation factor to the amount expected to be funded. The calculated allowance aggregated $1.1 million and $1.0 million as of September 30, 2025 and December 31, 2024, respectively. We do not reserve for residential mortgage construction loans, as the loans are for one year or less and draws are governed by the receipt and satisfactory review of contractor and subcontractor sworn statements, lien waivers and title insurance company endorsements. Letters of credit are rarely drawn.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.    COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

At September 30, 2025, and December 31, 2024, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at September 30, 2025 and  December 31, 2024 is as follows:

	September 30,	December 31,
(Dollars in thousands)	2025	2024

Commercial unused lines of credit	$1,551,843	$1,488,782
Unused lines of credit secured by 1–4 family residential properties	98,313	84,298
Credit card unused lines of credit	196,191	172,273
Other consumer unused lines of credit	40,892	33,892
Commitments to make loans	307,459	295,566
Standby letters of credit	26,334	26,491
	$2,221,032	$2,101,302

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

The fair values of derivative instruments as of September 30, 2025, are reflected in the following table.

		Balance Sheet
(Dollars in thousands)	Notional Amount	Location	Fair Value

Derivative Assets
Interest rate swaps	$967,503	Other Assets	$25,103

Derivative Liabilities
Interest rate swaps	965,476	Other Liabilities	25,515

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.    DERIVATIVES AND HEDGING ACTIVITIES (Continued)

The effect of interest rate swaps that are not designated as hedging instruments resulted in expense of $0.2 million during the nine months ended September 30, 2025 that was recorded in other noninterest expense on our Consolidated Statements of Income. We have master netting arrangements with our correspondent banks that allow us to net receivables and payables. The netting agreement also allows us to net related cash collateral received and transferred up to the fair value exposure amount. We have elected to not offset these transactions on the Consolidated Balance Sheets. The netting of derivative instruments as of  September 30, 2025 is presented in the following table.

		Gross Amounts Not Offset on the Consolidated Balance Sheet
(Dollars in thousands)	Net Amounts Recognized	Financial Instruments	Cash Collateral Received or Posted	Net Amount

Derivative Assets
Interest rate swaps	$25,103	$10,821	$1,710	$12,572

Derivative Liabilities
Interest rate swaps	25,515	10,837	6,420	8,258

The fair values of derivative instruments as of December 31, 2024, are reflected in the following table.

		Balance Sheet
(Dollars in thousands)	Notional Amount	Location	Fair Value

Derivative Assets
Interest rate swaps	$866,157	Other Assets	$26,793

Derivative Liabilities
Interest rate swaps	864,130	Other Liabilities	27,050

The effect of interest rate swaps that are not designated as hedging instruments resulted in expense of $0.1 million during the nine months ended September 30, 2024 that was recorded in other noninterest expense on our Consolidated Statements of Income. The netting of derivative instruments as of  December 31, 2024 is presented in the following table.

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows as of September 30, 2025 and December 31, 2024:

	Level in	September 30, 2025		December 31, 2024
	Fair
	Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy	Values	Values	Values	Values
Financial assets:
Cash and cash equivalents	Level 1	$477,019	$477,019	$393,010	$393,010
Securities available for sale	(1)	855,138	855,138	730,352	730,352
FHLBI stock	(2)	21,513	21,513	21,513	21,513
Loans, net	Level 3	4,556,031	4,622,604	4,546,327	4,558,628
Mortgage loans held for sale	Level 2	17,433	17,743	15,824	16,047
Accrued interest receivable	Level 2	22,846	22,846	21,401	21,401
Interest rate swaps	Level 2	25,103	25,103	26,793	26,793

Financial liabilities:
Deposits	Level 2	4,811,813	4,665,277	4,698,366	4,541,896
Securities sold under agreements to repurchase	Level 2	251,499	251,499	121,521	121,521
FHLBI advances	Level 2	346,221	339,993	387,083	374,499
Subordinated debentures	Level 2	50,844	50,850	50,330	50,336
Subordinated notes	Level 2	89,571	85,158	89,314	81,825
Accrued interest payable	Level 2	10,102	10,102	10,201	10,201
Interest rate swaps	Level 2	25,515	25,515	27,050	27,050

(1)	See Note 12 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.
(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions; therefore, fair value is estimated at carrying amount.

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

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency debt obligations, mortgage-backed securities issued or guaranteed by U.S. Government agencies, and municipal general obligation and revenue bonds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information that becomes known to us necessitates an impairment. There was no such impairment as of September 30, 2025, or December 31, 2024. We have no Level 1 securities available for sale.

Derivatives. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves. Insignificant unobservable inputs, such as borrower credit spreads, are also utilized.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.  FAIR VALUES (Continued)

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of September 30, 2025 and December 31, 2024, we determined the fair value of our mortgage loans held for sale to be $17.7 million and $16.0 million, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of  September 30, 2025 are as follows:

		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$606,782	$0	$606,782	$0
Mortgage-backed securities	23,673	0	23,673	0
Municipal general obligation bonds	192,575	0	192,197	378
Municipal revenue bonds	31,608	0	31,608	0
Other investments	500	0	500	0
Interest rate swaps	25,103	0	25,103	0
Total assets	$880,241	$0	$879,863	$378

Interest rate swaps	25,515	0	25,515	0
Total liabilities	$25,515	$0	$25,515	$0

There were no sales, purchases or transfers in or out of Level 3 during the nine months ended September 30, 2025. The insignificant reduction in Level 3 municipal general obligation bonds during the nine months ended September 30, 2025 reflects the scheduled maturities of such bonds.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2025 are as follows:

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Collateral dependent loans	$1,529	$0	$0	$1,529

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. As of September 30, 2025 and December 31, 2024, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since September 30, 2025, that we believe have changed our bank’s categorization.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.  REGULATORY MATTERS (Continued)

Our actual capital levels and the minimum levels required to be categorized as adequately and well capitalized were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025
Total capital (to risk weighted assets)
Consolidated	$835,263	14.9%	$449,361	8.0%	$ NA	NA%
Bank	792,540	14.3	444,974	8.0	556,217	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	685,440	12.2	337,021	6.0	NA	NA
Bank	732,289	13.2	333,620	6.0	444,827	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	636,670	11.3	252,766	4.5	NA	NA
Bank	732,289	13.2	250,298	4.5	361,541	6.5
Tier 1 capital (to average assets)
Consolidated	685,440	10.9	251,593	4.0	NA	NA
Bank	732,289	11.8	249,338	4.0	311,672	5.0

December 31, 2024
Total capital (to risk weighted assets)
Consolidated	$777,857	14.2%	$439,031	8.0%	$ NA	NA%
Bank	759,146	13.9	435,793	8.0	544,741	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	633,134	11.5	329,274	6.0	NA	NA
Bank	703,737	12.9	326,845	6.0	435,793	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	584,879	10.7	246,955	4.5	NA	NA
Bank	703,737	12.9	245,134	4.5	354,082	6.5
Tier 1 capital (to average assets)
Consolidated	633,134	10.6	238,934	4.0	NA	NA
Bank	703,737	11.9	237,447	4.0	296,808	5.0

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.  REGULATORY MATTERS (Continued)

Our consolidated capital levels as of  September 30, 2025 and December 31, 2024 include $48.8 million and $48.3 million of trust preferred securities, respectively. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of  September 30, 2025 and December 31, 2024, $48.8 million and $48.3 million of the trust preferred securities, respectively, were included in our consolidated Tier 1 capital.

Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of September 30, 2025, our bank meets all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 16, 2025, our Board of Directors declared a cash dividend on our common stock in the amount of $0.37 per share that was paid on March 19, 2025, to shareholders of record as of March 7, 2025. On April 17, 2025, our Board of Directors declared a cash dividend on our common stock in the amount of $0.37 per share that was paid on June 18, 2025, to shareholders of record as of June 6, 2025. On July 17, 2025, our Board of Directors declared a cash dividend on our common stock in the amount of $0.38 per share that was paid on September 17, 2025, to shareholders of record as of September 5, 2025.

As of September 30, 2025, we had the ability to repurchase up to $6.8 million in common stock shares from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations as part of a $20.0 million common stock repurchase program announced in May 2021. No shares were repurchased during the first nine months of 2025. Historically, stock repurchases have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank. The actual timing, number and value of shares repurchased will be determined by us in our discretion and will depend on a number of factors, including the stock price, capital position, financial performance, general market and economic conditions, alternative uses of capital and applicable legal requirements.

14.  SUBSEQUENT EVENTS

On October 16, 2025, our Board of Directors declared a cash dividend on our common stock in the amount of $0.38 per share that will be paid on December 17, 2025, to shareholders of record as of December 5, 2025.

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

Future Factors include, among others, our ability to successfully combine with Eastern Michigan Financial Corporation; our ability to maintain adequate levels of allowance for credit losses; adverse changes in interest rates and interest rate relationships; increasing rates of inflation and slower growth rates or recession; significant declines in the value of commercial real estate; market volatility; demand for products and services; climate impacts; labor markets; the degree of competition by traditional and non-traditional financial services companies; changes in banking regulation or actions by bank regulators; changes in tax laws and other laws and regulations applicable to us; changes in prices, levies, and assessments; the impact of technological advances; potential cyber-attacks, information security breaches, and other criminal activities; litigation liabilities; governmental and regulatory policy changes; the outcomes of existing or future contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; damage to our reputation resulting from adverse publicity, regulatory actions, litigation, operational failures, and the failure to meet client expectations and other facts; changes in the national and local economies; unstable political and economic environments; disease outbreaks, such as the Covid-19 pandemic or similar public health threats, and measures implemented to combat them; and other risk factors, including those described in our annual report on Form 10-K for the year ended December 31, 2024. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Community Partners, LLC ("MCP") and Mercantile Bank (“our bank”) and its subsidiaries, including Mercantile Insurance Center, Inc. at September 30, 2025 and December 31, 2024 and the results of operations for the three and nine months ended September 30, 2025 and 2024. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the Company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

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

MERCANTILE BANK CORPORATION

Financial Overview

We reported net income of $23.8 million, or $1.46 per diluted share, for the third quarter of 2025, compared with net income of $19.6 million, or $1.22 per diluted share, during the third quarter of 2024.  Net income during the first nine months of 2025 totaled $65.9 million, or $4.06 per diluted share, compared to $60.0 million, or $3.72 per diluted share, during the first nine months of 2024.  Growth in net income during both time frames reflected increased net interest income and noninterest income, lower provision expense and reduced federal income tax expense, which more than offset increased overhead costs.

Commercial loans increased $43.0 million during the first nine months of 2025, providing for an annualized growth rate of about 2%.  Commercial and industrial loans grew $50.4 million and multi-family and residential rental property loans increased $45.3 million.  Non-owner occupied commercial real estate (“CRE”) loans declined $37.2 million while owner occupied CRE loans were down $19.4 million; both CRE loan segments were impacted by the payoffs of several larger relationships largely stemming from sales of the underlying properties and refinancings to the secondary market. Land development and construction loans expanded by $3.9 million.  As a percent of total commercial loans, commercial and industrial loans and owner occupied CRE loans combined equaled 55.1% as of September 30, 2025, compared to 54.9% as of December 31, 2024.  The commercial loan pipeline remains strong, and as of September 30, 2025, we had $216 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase.  As anticipated, we did experience several relatively large CRE-related loan payoffs, as well as a reduction in line of credit usage, both of which negatively impacted commercial loan growth during the third quarter of 2025.

Residential mortgage loans decreased $46.7 million during the first nine months of 2025, as aggregate payoffs and scheduled monthly payments exceeded new loans added to the portfolio.  Residential mortgage loan originations totaled $379 million during the first nine months of 2025, of which about 80% were originated with the intent to sell.

The overall quality of our loan portfolio remains strong, with nonperforming loans equaling 0.21% of total loans as of September 30, 2025.  Accruing loans past due 30 to 89 days remain very low, and we had no foreclosed properties at quarter end.  Gross loan charge-offs totaled $0.3 million during the first nine months of 2025, while recoveries of prior period loan charge-offs aggregated $1.1 million, providing for a net loan recovery of $0.8 million.  We recorded provision expense of $3.9 million during the first nine months of 2025, primarily reflecting a $4.6 million net increase in specific allocations driven by $5.5 million in total allocations for a commercial construction loan relationship that was placed on nonaccrual during the second quarter of 2025, a $1.9 million reserve increase related to changes to the economic forecast, and a $1.7 million net increase in qualitative factors stemming from changes in the makeup of the loan portfolio.

Interest-earning deposits, a vast majority of which is comprised of funds on deposit with the Federal Reserve Bank of Chicago, averaged $284 million and $206 million during the first nine months of 2025 and 2024, or almost 5% and 4% of average total assets, respectively. We have generally operated with about 1% to 2% of total assets comprised of interest-earning deposits.  The higher average balance of interest-earning deposits primarily reflects our strategy to reduce the loan-to-deposit ratio via local deposit growth exceeding loan and investment growth, as well as our desire to maintain higher levels of on balance sheet liquidity.

MERCANTILE BANK CORPORATION

Total deposits increased $113 million during the first nine months of 2025.  Aggregate growth in money market deposit accounts totaled $149 million, and interest-bearing checking accounts grew $23.5 million.  Noninterest-bearing checking accounts declined $81.7 million; however, excluding the expected withdrawal of funds in early January that had been deposited by a single depositor near the end of 2024, these accounts increased by about $10 million.  Securities sold under agreements to repurchase (“sweep accounts”) increased $130 million during the first nine months of 2025, largely reflecting the return of funds that had been withdrawn during the fourth quarter of 2024.  Federal Home Loan Bank of Indianapolis (“FHLBI”) advances declined $40.9 million during the first nine months of 2025.  Wholesale funds, comprised of out-of-area deposits and FHLBI advances, totaled $525 million, or about 10% of total funds, as of September 30, 2025, compared to $537 million, or about 10% of total funds, as of December 31, 2024.

Net interest income increased $3.7 million and $7.3 million during the third quarter and first nine months of 2025, respectively, compared to the same prior-year time periods.  Interest income increased $2.2 million and $8.9 million during third quarter and first nine months of 2025, respectively, compared to the same prior-year time periods, while interest expense declined $1.5 million during the third quarter of 2025 compared to the third quarter of 2024 and increased $1.6 million during the first nine months of 2025 compared to the first nine months of 2024.  Our net interest margin declined 2 basis points and 13 basis points during the third quarter and first nine months of 2025, respectively, compared to the same prior-year time periods.  Our yield on earning assets declined 33 basis points and 30 basis points during the third quarter and first nine months of 2025 during those same respective time periods, while our cost of funds declined 31 basis points and 17 basis points, respectively.  The lower yield on earning assets largely reflected the aggregate 100 basis point reduction in the federal funds rate during the last four months of 2024, along with an additional 25 basis point reduction in mid-September of 2025.  Despite the reductions in the net interest margin, net interest income increased during the 2025 periods primarily due to solid loan growth between the third quarters of 2024 and 2025.  Total loans averaged $4.67 billion and $4.47 billion during the third quarters of 2025 and 2024, respectively, reflecting growth of $201 million, or 4.5%.

Noninterest income totaled $10.4 million and $30.6 million during the third quarter and first nine months of 2025, respectively, compared to $9.7 million and $30.2 million during the third quarter and first nine months of 2024, respectively.  We recorded increased service charges on accounts, primarily reflecting growth in treasury management activity, credit and debit card fees and payroll services income during both time periods.  Mortgage banking income was $0.3 million lower during the third quarter of 2025 compared to the third quarter of 2024, but was $1.0 million higher during the first nine months of 2025 compared to the first nine months of 2024.  The level of mortgage banking income is generally reflective of the volume of loans originated with the intent to sell, but quarter-end fair value calculations associated with residential mortgage loan commitments can also play a notable role as it did during the second and third quarters of 2025.  Interest rate swap income declined during both time periods in 2025 compared to the respective 2024 time frames, generally reflecting a lower volume of new swap transactions.

Noninterest expense totaled $34.8 million and $99.2 million during the third quarter and first nine months of 2025, respectively, compared to $32.3 million and $92.0 million during the third quarter and first nine months of 2024, respectively.  The higher level of noninterest expense during both time periods primarily resulted from increased compensation and benefit costs along with higher data processing expenses.  Expenses associated with the planned acquisition of Eastern Michigan Financial Corporation totaled $0.6 million during the third quarter and first nine months of 2025.

Federal income tax expense totaled $3.7 million and $11.5 million during the third quarter and first nine months of 2025, respectively, compared to $4.9 million and $15.1 million during the third quarter and first nine months of 2024, respectively.  The effective tax rate was 13.4% and 14.9% during the third quarter and first nine months of 2025, respectively, compared to 20.1% during both the third quarter and first nine months of 2024.  The reduction during the 2025 periods compared to the respective 2024 periods primarily reflects the acquisition of transferable energy tax credits during the second and third quarters of 2025, which provided for a $2.6 million reduction in federal income tax expense.

MERCANTILE BANK CORPORATION

Financial Condition

Our total assets increased $256 million during the first nine months of 2025, and totaled $6.31 billion as of September 30, 2025.  Loans grew $14.4 million, securities available for sale increased $125 million and interest-earning deposits were up $82.4 million during the first nine months of 2025.  Deposits increased $113 million and sweep accounts grew $130 million, while FHLBI advances decreased $40.9 million during the first nine months of 2025.

Commercial loans increased $43.0 million during the first nine months of 2025, providing for an annualized growth rate of about 2%.  Commercial and industrial loans grew $50.4 million and multi-family and residential rental property loans increased $45.3 million.  Non-owner occupied CRE loans declined $37.2 million while owner occupied CRE loans were down $19.4 million; both CRE loan segments were impacted by the payoffs of several larger relationships largely stemming from sales of the underlying properties and refinancings to the secondary market.  Land development and construction loans expanded by $3.9 million.  As a percent of total commercial loans, commercial and industrial loans and owner occupied CRE loans combined equaled 55.1% as of September 30, 2025, compared to 54.9% as of December 31, 2024.  Commercial loans totaled $3.75 billion, or 81.3% of total loans, as of September 30, 2025, compared to $3.71 billion, or 80.6% of total loans, as of December 31, 2024.  As anticipated, we did experience several relatively large CRE-related loan payoffs, as well as a reduction in line of credit usage, which negatively impacted commercial loan growth during the third quarter of 2025.

We had $216 million in unfunded loan commitments on commercial construction and development loans that were in the construction phase as of September 30, 2025, which we expect to be drawn over the next 12 to 18 months.  Our current pipeline reports indicate approximately $307 million in new lending opportunities of which we expect a majority to be accepted and funded over the next 12 to 18 months.  We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship, as well as concentration limits we have established within our commercial loan portfolio.  Usage of existing commercial lines of credit averaged about 45% during the first nine months of 2025, compared to approximately 42% during all of 2024.

Residential mortgage loans totaled $781 million, or 16.9% of total loans, as of September 30, 2025.  Residential mortgage loans decreased $46.7 million during the first nine months of 2025, as aggregate payoffs and scheduled monthly payments exceeded new loans added to the portfolio.  Residential mortgage loan originations totaled $379 million during the first nine months of 2025, of which about 80% were originated with the intent to sell.

Other consumer-related loans, primarily comprised of home equity lines of credit, totaled $83.9 million, or 1.9% of total loans, as of September 30, 2025, compared to $65.9 million, or 1.4% of total loans, as of December 31, 2024.  We expect this loan portfolio segment to remain relatively stable in dollar amount but decline as a percentage of total loans in future periods as the commercial loan segment grows.

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

Nonperforming loans totaled $9.8 million, or 0.2% of total loans, as of September 30, 2025, compared to $5.7 million, or 0.1% of total loans, as of December 31, 2024.  We had no loans past due 90 days or more and accruing interest or foreclosed properties as of September 30, 2025, or December 31, 2024.  The volume of nonperforming loans has remained under 0.3% of total loans since year-end 2015.  Given the low levels of nonperforming loans and accruing loans delinquent 30 to 89 days, combined with what we believe are strong credit administration practices, we are pleased with the overall quality of the loan portfolio.

Gross loan charge-offs totaled $0.3 million during the first nine months of 2025, while recoveries of prior period loan charge-offs aggregated $1.1 million, providing for a net loan recovery of $0.8 million.  We continue our collection efforts on charged-off loans and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.  We recorded provision expense of $3.9 million during the first nine months of 2025, primarily reflecting a $4.6 million net increase in specific allocations driven by $5.5 million in total allocations for a commercial construction loan relationship that was placed on nonaccrual during the second quarter of 2025, a $1.9 million reserve increase related to changes to the economic forecast, and a $1.7 million net increase in qualitative factors stemming from changes in the makeup of the loan portfolio.

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

MERCANTILE BANK CORPORATION

The allowance equaled $59.1 million, or 1.28% of total loans and 601% of nonperforming loans, as of September 30, 2025.  The allowance was comprised of $52.3 million in general reserves relating to performing loans and $6.8 million in specific reserves on other loans, primarily nonperforming loans, as of September 30, 2025.  Loans with an aggregate carrying value of $0.8 million as of September 30, 2025 had been subject to previous partial charge-offs aggregating $0.5 million over the past several years.  There were no specific reserves allocated to loans that had been subject to a previous partial charge-off as of September 30, 2025.

Although we believe the allowance is adequate to absorb loan losses in our loan portfolio as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

The following table reflects the composition of our allowance for credit losses, nonaccrual loans, and net charge-offs as of and for the nine months ended September 30, 2025.

(Dollars in thousands)	Allowance for Credit Losses	Total Loans	Allowance for Credit Losses to Total Loans	Nonaccrual Loans	Nonaccrual Loans to Total Loans	Allowance for Credit Losses to Nonaccrual Loans	Net Charge-Offs	Annualized Net Charge-Offs to Average Loans

Commercial:
Commercial and industrial	$12,338	$1,337,729	0.92%	$1,509	0.11%	817.63%	$(513)	(0.05)%
Vacant land, land development and residential construction	406	70,806	0.57	0	0	NA	(4)	(0.01)
Real estate – owner occupied	6,922	729,451	0.95	0	0	NA	(4)	(0.01)
Real estate – non-owner occupied	17,432	1,091,210	1.60	5,532	0.51	315.11	0	0.00
Real estate – multi-family and residential rental	5,104	521,111	0.98	0	0	NA	(12)	(0.01)
Total commercial	42,202	3,750,307	1.13	7,041	0.19	599.38	(533)	(0.02)

Retail:
1-4 family mortgages	14,520	780,917	1.86	2,767	0.35	524.76	(145)	(0.02)
Other consumer	2,342	83,936	2.79	36	0.04	6,505.56	(97)	(0.18)
Total retail	16,862	864,853	1.95	2,803	0.32	601.57	(242)	(0.04)

Unallocated	65	NA	NA	NA	NA	NA	NA	NA
Total	$59,129	$4,615,160	1.28%	$9,844	0.21%	600.66%	$(775)	(0.02)%

MERCANTILE BANK CORPORATION

Securities available for sale increased $125 million during the first nine months of 2025, totaling $855 million, or 13.6% of total assets, as of September 30, 2025.  Purchases of U.S. Government agency bonds during the first nine months of 2025 aggregated $122 million, while proceeds from maturities and calls totaled $36.0 million.  There were no purchases of U.S. Government agency guaranteed mortgage-backed securities during the first nine months of 2025, while proceeds from principal paydowns aggregated $3.1 million.  Purchases of municipal bonds totaled $20.8 million during the first nine months of 2025, while maturities totaled $9.5 million.  As of September 30, 2025, the portfolio was primarily comprised of U.S. Government agency bonds (71%), municipal bonds (26%) and U.S. Government agency guaranteed mortgage-backed securities (3%).  All of our securities are currently designated as available for sale, and are therefore stated at fair value.  The fair value of securities designated as available for sale as of September 30, 2025 totaled $855 million, including a net unrealized loss of $36.1 million.  The net unrealized loss equaled $63.1 million as of December 31, 2024.  After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that the unrealized losses were due to changing interest rate environments.   We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations.  In addition, the securities portfolio serves a primary interest rate risk management function.  We expect any upcoming purchases to generally consist of U.S. Government agency bonds and municipal bonds, with the securities portfolio maintained at about 13% to 16% of total assets.

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

FHLBI stock totaled $21.5 million as of September 30, 2025, unchanged from December 31, 2024.  Our investment in FHLBI stock is necessary to engage in the FHLBI’s advance and other financing programs.  We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

Interest-earning deposits, a vast majority of which is comprised of funds on deposit with the Federal Reserve Bank of Chicago, averaged $284 million and $206 million during the first nine months of 2025 and 2024, or almost 5% and 4% of average total assets, respectively.  We have generally operated with about 1% to 2% of total assets comprised of interest-earning deposits.  The higher average balance of interest-earning deposits primarily reflects our strategy to reduce the loan-to-deposit ratio via local deposit growth exceeding loan and investment growth, as well as our desire to maintain higher levels of on-balance sheet liquidity.

Net premises and equipment equaled $56.2 million as of September 30, 2025, compared to $53.4 million as of December 31, 2024.  Depreciation expense totaled $3.8 million during the first nine months of 2025, while investments associated with renovations of existing facilities and equipment purchases aggregated $6.6 million.

MERCANTILE BANK CORPORATION

Total deposits increased $113 million during the first nine months of 2025.  Aggregate growth in money market deposit accounts totaled $149 million, and interest-bearing checking accounts grew $23.5 million.  Noninterest-bearing checking accounts declined $81.7 million; however, these accounts increased about $10 million excluding the expected withdrawal of funds in early January that had been deposited by a single depositor near the end of 2024.  Sweep accounts increased $130 million during the first nine months of 2025, largely reflecting the return of funds that had been withdrawn during the fourth quarter of 2024.  FHLBI advances declined $40.9 million during the first nine months of 2025.  Wholesale funds, comprised of out-of-area deposits and FHLBI advances, totaled $525 million, or about 10% of total funds, as of September 30, 2025, compared to $537 million, or about 10% of total funds, as of December 31, 2024.

Uninsured deposits totaled approximately $2.6 billion, or about 54% of total deposits, as of September 30, 2025, compared to approximately $2.2 billion, or 46% of total deposits, as of December 31, 2024.  The uninsured amounts are estimates based on the methodologies and assumptions we use for bank regulatory reporting requirements.

Sweep accounts increased $130 million during the first nine months of 2025, largely reflecting the return of funds in early 2025 that had been withdrawn during the fourth quarter of 2024.  The aggregate balance of sweep accounts is subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances that many of the customers maintain.  The average balance of sweep accounts equaled $239 million during the first nine months of 2025, with a high daily balance of $286 million and a low daily balance of $115 million.  Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into overnight interest-bearing repurchase agreements.  Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance.  All of our repurchase agreements are accounted for as secured borrowings.

FHLBI advances declined $40.9 million during the first nine months of 2025, totaling $346 million as of September 30, 2025.  New bullet advances totaled $20.0 million, while bullet advance maturities aggregated $60.0 million during the first nine months of 2025.  Payments on amortizing FHLBI advances totaled $0.9 million. Bullet FHLBI advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk, while amortizing FHLBI advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amounts and amortization structures of the underlying advances reflective of the associated commercial loans.  FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement.  Our borrowing line of credit totaled $1.08 billion, with remaining availability based on collateral equaling $725 million, as of September 30, 2025.

Shareholders’ equity increased $73.1 million during the first nine months of 2025, equaling $658 million as of September 30, 2025.  Positively impacting shareholders’ equity during the first nine months of 2025 was net income of $65.9 million, which was partially offset by the payment of cash dividends totaling $17.9 million.  Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by $3.8 million.  A $21.3 million after-tax increase in the market value of our available for sale securities portfolio, reflecting a decline in market interest rates, also positively impacted shareholders’ equity during the first nine months of 2025.

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

To assist in providing needed funds and managing interest rate risk, we periodically obtain monies from wholesale funding sources.  Wholesale funds, comprised of out-of-area deposits and FHLBI advances, totaled $525 million, or about 10% of total funds, as of September 30, 2025, compared to $537 million, or about 10% of total funds, as of December 31, 2024.

Sweep accounts increased $130 million during the first nine months of 2025, largely reflecting the return of funds in early 2025 that had been withdrawn during the fourth quarter of 2024.  The aggregate balance of sweep accounts is subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances that many of the customers maintain.  The average balance of sweep accounts equaled $239 million during the first nine months of 2025, with a high daily balance of $286 million and a low daily balance of $115 million.  Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into overnight interest-bearing repurchase agreements.  Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance.  All of our repurchase agreements are accounted for as secured borrowings.

Information regarding our repurchase agreements as of September 30, 2025 and during the first nine months of 2025 is as follows:

(Dollars in thousands)
Outstanding balance at September 30, 2025	$251,499
Weighted average interest rate at September 30, 2025	3.19%
Maximum daily balance nine months ended September 30, 2025	$285,679
Average daily balance for nine months ended September 30, 2025	$238,897
Weighted average interest rate for nine months ended September 30, 2025	3.16%

FHLBI advances declined $40.9 million during the first nine months of 2025, totaling $346 million as of September 30, 2025.  New bullet advances totaled $20.0 million, while bullet advance maturities aggregated $60.0 million during the first nine months of 2025.  Payments on amortizing FHLBI advances totaled $0.9 million.  Bullet FHLBI advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk, while amortizing FHLBI advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amounts and amortization structures of the underlying advances reflective of the associated commercial loans.  FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement.  Our borrowing line of credit totaled $1.08 billion, with remaining availability based on collateral equaling $725 million, as of September 30, 2025.

We also have the ability to borrow up to an aggregate $70.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit.  Draws on these lines of credit during the first nine months of 2025 averaged less than $0.1 million.  In contrast, our interest-earning deposit balance with the Federal Reserve Bank of Chicago averaged $260 million during the first nine months of 2025.  We also have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago.  Using certain municipal bonds as collateral, we could have borrowed up to $156 million as of September 30, 2025.  We did not utilize this line of credit during the first nine months of 2025 or at any time during the previous 16 fiscal years, and do not plan to access this line of credit in future periods.

MERCANTILE BANK CORPORATION

The following table reflects, as of September 30, 2025, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
(Dollars in thousands)	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$3,825,256	$0	$0	$0	$3,825,256
Time deposits	902,398	74,465	9,694	0	986,557
Short-term borrowings	251,499	0	0	0	251,499
Federal Home Loan Bank advances	80,899	191,917	52,087	21,318	346,221
Subordinated debentures	0	0	0	50,844	50,844
Subordinated notes	0	0	0	89,571	89,571
Other borrowed money	0	0	0	1,553	1,553
Premises and equipment leases	1,164	2,065	977	1,157	5,363

The balance of certificates of deposit exceeding the FDIC insured limit and their maturity profile as of September 30, 2025 and December 31, 2024 were as follows:

(Dollars in thousands)	September 30, 2025	December 31, 2024

Up to three months	$87,816	$101,062
Three months to six months	80,004	66,314
Six months to twelve months	152,072	161,409
Over twelve months	19,584	20,476

Total certificates of deposit	$339,476	$349,261

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit.  As of September 30, 2025, we had a total of $2.19 billion in unfunded loan commitments and $26.3 million in unfunded standby letters of credit.  Of the total unfunded loan commitments, $1.89 billion were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $307 million were for loan commitments generally expected to close and become funded within the next 12 to 18 months.  We regularly monitor fluctuations in loan balances and commitment levels and include such data in our overall liquidity management.

We monitor our liquidity position and funding strategies on an ongoing basis, but recognize that unexpected events, changes in economic or market conditions, a reduction in earnings performance, declining capital levels or situations beyond our control could cause liquidity challenges.  We have developed contingency funding plans that provide a framework for meeting liquidity disruptions.

Capital Resources

Shareholders’ equity increased $73.1 million during the first nine months of 2025, equaling $658 million as of September 30, 2025.  Positively impacting shareholders’ equity during the first nine months of 2025 was net income of $65.9 million, which was partially offset by the payment of cash dividends totaling $17.9 million.  Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by $3.8 million.  A $21.3 million after-tax increase in the market value of our available for sale securities portfolio, reflecting a decline in market interest rates, also positively impacted shareholders’ equity during the first nine months of 2025.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies.  Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.  As of September 30, 2025, our bank’s total risk-based capital ratio was 14.3%, compared to 13.9% as of December 31, 2024.  Our bank’s total regulatory capital increased $33.4 million during the first nine months of 2025, in large part reflecting net income totaling $74.1 million, which was partially offset by cash dividends paid to us aggregating $45.5 million.  As of September 30, 2025, our bank’s total regulatory capital equaled $793 million, or $236 million in excess of the 10.0% minimum that is among the requirements to be categorized as “well capitalized.”  Our and our bank’s capital ratios as of September 30, 2025 and December 31, 2024 are disclosed in Note 13 of the Notes to Consolidated Financial Statements.

MERCANTILE BANK CORPORATION

Results of Operations

We recorded net income of $23.8 million, or $1.46 per basic and diluted share, for the third quarter of 2025, compared with net income of $19.6 million, or $1.22 per basic and diluted share, for the third quarter of 2024.  We recorded net income of $65.9 million, or $4.06 per basic and diluted share, for the first nine months of 2025, compared with net income of $60.0 million, or $3.72 per basic and diluted share, for the first nine months of 2024.  Diluted earnings per share increased $0.24, or 19.7%, during the third quarter of 2025, and $0.34, or 9.1%, during the first nine months of 2025, compared with the respective prior-year periods.

The increases in net income during the 2025 periods compared to the respective 2024 periods primarily reflected growth in net interest income and lower levels of federal income tax expense and provisions for credit losses, which more than offset increased noninterest expense.  Higher levels of noninterest income, mainly reflecting growth in treasury management fees and payroll services fees during both 2025 periods and an increase in mortgage banking income during the first nine months of 2025, also contributed to the increases in net income.  Net interest income increased as earning asset expansion and a decrease in the cost of funds outweighed a lower yield on earning assets and growth in interest-bearing liabilities.  The decreases in federal income tax expense primarily resulted from the recognition of tax benefits stemming from the acquisition of transferable energy tax credits during the second quarter and third quarter of 2025; net benefits from investments in tax credit structures also positively impacted federal income tax expense during the current-year third quarter.  The provisions for credit losses recorded during the 2025 periods mainly reflected a net increase in specific allocations driven by a commercial construction loan that was placed on nonaccrual during the second quarter and a net increase in qualitative factor allocations reflecting changes in the composition of the loan portfolio.  The net impact of changes to the economic forecast also contributed to the provision expense recorded during the first nine months of 2025.  Noninterest expense increased during the 2025 periods primarily due to higher levels of salary and benefit and data processing costs and allocations to the reserve for unfunded loan commitments.  Acquisition costs related to the previously announced partnership with Eastern Michigan Bank Corporation also contributed to the increases in noninterest expense during the 2025 periods.

Interest income during the third quarter of 2025 was $85.6 million, an increase of $2.2 million, or 2.7%, from the $83.4 million earned during the third quarter of 2024.  The increase resulted from growth in average earning assets, which more than offset a lower yield on average earning assets.  Average earning assets equaled $5.92 billion during the third quarter of 2025, up $469 million, or 8.6%, from the level of $5.45 billion during the prior-year third quarter; average loans were up $201 million, average securities increased $163 million, and average interest-earning deposits grew $105 million.  The yield on average earning assets was 5.75% during the current-year third quarter, a decrease from 6.08% during the respective 2024 period.  The lower yield mainly stemmed from a reduced yield on loans and a change in earning asset mix, which more than offset an improved yield on securities resulting from the reinvestment of relatively low-yielding bonds and portfolio expansion activities.  The yield on loans was 6.38% during the third quarter of 2025, down from 6.69% during the third quarter of 2024 primarily due to lower interest rates on variable-rate commercial loans resulting from the FOMC lowering the targeted federal funds rate.  The FOMC decreased the targeted federal funds rate by 50 basis points in September of 2024 and 25 basis points in each of November and December of 2024, during which time average variable-rate commercial loans represented approximately 73% of average total commercial loans.  A further 25 basis point reduction in the targeted federal funds, which was approved by the FOMC in September of 2025, also contributed to the reduced loan yield.  Signifying the success of a strategic initiative to lower the loan-to-deposit ratio and increase on-balance sheet liquidity, higher-yielding loans represented a decreased percentage of earning assets and lower-yielding securities accounted for an increased percentage of earning assets in the third quarter of 2025 compared to the third quarter of 2024.  A lower yield on interest-earning deposits, reflecting the decreased interest rate environment, also contributed to the reduced yield on average earning assets.  The yield on securities equaled 3.04% during the third quarter of 2025, up from 2.43% during the prior-year third quarter.

Interest income during the first nine months of 2025 was $248 million, an increase of $8.9 million, or 3.7%, from the $239 million earned during the first nine months of 2024.  The increase resulted from a higher level of average earning assets, which more than offset a lower yield on average earning assets.  Average earning assets equaled $5.77 billion during the first nine months of 2025, up $520 million, or 9.9%, from the level of $5.25 billion during the first nine months of 2024; average loans increased $276 million, average securities grew $166 million, and average interest-earning deposits were up $77.7 million.  The yield on average earning assets was 5.76% during the first nine months of 2025, a decline from 6.06% during the respective 2024 period.  The decreased yield mainly resulted from a lower yield on loans and a change in earning asset mix, which more than offset an improved yield on securities reflecting the reinvestment of relatively low-yielding bonds and portfolio expansion activities.  The yield on loans was 6.33% during the first nine months of 2025, down from 6.66% during the first nine months of 2024 largely due to reduced interest rates on variable-rate commercial loans stemming from the aforementioned FOMC interest rate cuts.  Higher-yielding loans accounted for a decreased percentage of earning assets and lower-yielding securities and interest-earning deposits represented increased percentages of earning assets in the first nine months of 2025 compared to the first nine months of 2024.  A decreased yield on interest-earning deposits, reflecting the lower interest rate environment, also contributed to the reduced yield on average earning assets.  The yield on securities equaled 2.97% during the first nine months of 2025, up from 2.31% during the respective 2024 period.

MERCANTILE BANK CORPORATION

Interest expense during the third quarter of 2025 was $33.6 million, a decrease of $1.5 million, or 4.2%, from the $35.1 million expensed during the third quarter of 2024.  The lower level of interest expense resulted from a decrease in the weighted average cost of average interest-bearing liabilities, which more than offset growth in these funds. The average weighted cost of interest-bearing liabilities declined from 3.53% during the third quarter of 2024 to 3.06% during the third quarter of 2025 mainly due to lower rates paid on money market accounts and time deposits, reflecting the decreased interest rate environment that began in September of 2024 in conjunction with the FOMC’s lowering of the targeted federal funds rate.  Average interest-bearing liabilities totaled $4.36 billion during the third quarter of 2025, compared to $3.94 billion during the prior-year third quarter, representing an increase of $418 million, or 10.6%.

Interest expense during the first nine months of 2025 was $97.9 million, an increase of $1.6 million, or 1.7%, from the $96.3 million expensed during the first nine months of 2024.  The increased interest expense reflected growth in average interest-bearing liabilities, which more than offset a reduction in the weighted average cost of these funds.  Average interest-bearing liabilities totaled $4.25 billion during the first nine months of 2025, compared to $3.77 billion during the respective 2024 period, representing an increase of $483 million, or 12.8%.  The average weighted cost of interest-bearing liabilities decreased from 3.40% during the first nine months of 2024 to 3.08% during the first nine months of 2025 mainly due to lower rates paid on money market accounts and time deposits, reflecting the decreased interest rate environment starting in September of 2024 and coinciding with the FOMC’s lowering of the targeted federal funds rate.  A change in funding mix, primarily consisting of decreases in average noninterest-bearing checking accounts and lower-cost non-time deposits and increases in average higher-cost money market accounts and time deposits as a percentage of total funding sources, negatively impacted the weighted average cost of interest-bearing liabilities during the first nine months of 2025. The increases in money market accounts and time deposits reflected new deposit relationships, growth in existing deposit relationships, and deposit migration.

Net interest income during the third quarter of 2025 was $52.0 million, an increase of $3.7 million, or 7.7%, from the $48.3 million earned during the respective 2024 period.  The increase reflected growth in earning assets, which more than offset a slightly lower net interest margin.  The net interest margin was 3.50% in the current-year third quarter, down from 3.52% in the third quarter of 2024 due to a decreased yield on average earning assets, which more than offset a decline in the cost of funds.  The lower yield on average earning assets mainly resulted from a decreased yield on commercial loans, largely reflecting the impact of the previously mentioned FOMC rate cuts.  The cost of funds equaled 2.25% in the third quarter of 2025, down from 2.56% in the prior-year third quarter primarily due to lower costs of money market accounts and time deposits, largely reflecting the decreasing interest rate environment over the last four months of 2024.

Net interest income during the first nine months of 2025 was $150 million, an increase of $7.3 million, or 5.1%, from the $143 million earned during the respective 2024 period. The increase reflected earning asset expansion, which more than offset a decreased net interest margin.  The net interest margin was 3.49% in the first nine months of 2025, down from 3.62% in the first nine months of 2024 due to a lower yield on earning assets, which outweighed a decreased cost of funds.  The reduced yield on average earning assets primarily reflected a decreased yield on commercial loans, in large part stemming from the aforementioned FOMC rate cuts.  The cost of funds equaled 2.27% in the first nine months of 2025, down from 2.44% in the respective 2024 period mainly due to lower rates paid on money market accounts and time deposits, in large part reflecting the decreasing interest rate environment during the last four months of 2024.

The following tables set forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflect the average yield on assets and average cost of liabilities for the third quarters and first nine months of 2025 and 2024. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield for the third quarters and first nine months of 2025 and 2024 have been computed on a tax equivalent basis using a marginal tax rate of 21.0%. Securities interest income was increased by $255,000 and $60,000 in the third quarters of 2025 and 2024, respectively, and $765,000 and $180,000 in the first nine months of 2025 and 2024, respectively, for this non-GAAP, but industry standard, adjustment. These adjustments equated to increases in our net interest margin of approximately two basis points for each of the 2025 periods and less than one basis point for each of the 2024 periods.

MERCANTILE BANK CORPORATION

	Quarters ended September 30,
	2025			2024
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$4,668,173	$75,040	6.38%	$4,467,365	$75,316	6.69%
Investment securities	863,367	6,555	3.04	699,872	4,256	2.43
Interest-earning deposits	389,033	4,303	4.33	284,187	3,900	5.37
Total interest - earning assets	5,920,573	85,898	5.75	5,451,424	83,472	6.08

Allowance for credit losses	(59,602)			(56,267)
Other assets	433,870			385,954

Total assets	$6,294,841			$5,781,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$3,610,601	$26,817	2.95%	$3,145,799	$27,588	3.48%
Short-term borrowings	252,612	1,974	3.10	236,103	2,219	3.73
Federal Home Loan Bank advances	355,243	2,895	3.19	419,475	3,218	3.00
Other borrowings	141,824	1,955	5.39	140,499	2,095	5.83
Total interest-bearing liabilities	4,360,280	33,641	3.06	3,941,876	35,120	3.53

Noninterest-bearing deposits	1,215,918			1,191,642
Other liabilities	78,148			80,741
Shareholders’ equity	640,495			566,852

Total liabilities and shareholders’ equity	$6,294,841			$5,781,111

Net interest income		$52,257			$48,352

Net interest rate spread			2.69%			2.55%
Net interest spread on average assets			3.29%			3.32%
Net interest margin on earning assets			3.50%			3.52%

MERCANTILE BANK CORPORATION

	Nine months ended September 30,
	2025			2024
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$4,664,356	$220,994	6.33%	$4,387,958	$219,405	6.66%
Investment securities	824,539	18,337	2.97	658,352	11,422	2.31
Interest-earning deposits	283,628	9,374	4.36	205,972	8,369	5.34
Total interest - earning assets	5,772,523	248,705	5.76	5,252,282	239,196	6.06

Allowance for credit losses	(57,701)			(53,502)
Other assets	411,131			368,353

Total assets	$6,125,953			$5,567,133

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$3,506,005	$77,735	2.96%	$2,965,035	$74,522	3.35%
Short-term borrowings	238,950	5,656	3.16	226,165	5,631	3.32
Federal Home Loan Bank advances	365,632	8,689	3.13	438,099	9,868	2.96
Other borrowings	141,498	5,831	5.43	140,206	6,270	5.88
Total interest-bearing liabilities	4,252,085	97,911	3.08	3,769,505	96,291	3.40

Noninterest-bearing deposits	1,171,789			1,169,220
Other liabilities	84,953			83,362
Shareholders’ equity	617,126			545,046

Total liabilities and shareholders’ equity	$6,125,953			$5,567,133

Net interest income		$150,794			$142,905

Net interest rate spread			2.68%			2.66%
Net interest spread on average assets			3.29%			3.42%
Net interest margin on earning assets			3.49%			3.62%

MERCANTILE BANK CORPORATION

Provisions for credit losses of $0.2 million and $1.1 million were recorded during the third quarters of 2025 and 2024, respectively, and $3.9 million and $5.9 million during the first nine months of 2025 and 2024, respectively.  The provision expense recorded during the current-year third quarter mainly reflected a $2.9 million net increase in specific allocations, largely reflecting a $3.1 million increase in the specific allocation for a commercial construction loan relationship that was placed on nonaccrual during the second quarter of 2025, and a $0.9 million net increase in qualitative factor allocations resulting from changes in the composition of the loan portfolio.  The impacts of these factors were partially offset by $2.3 million and $0.9 million reductions in the reserve related to faster residential mortgage and consumer loan prepayment speeds and the associated shortened average lives of the portfolios and a net decline in the loan portfolio, respectively.  The provision expense recorded during the first nine months of 2025 primarily reflected a $4.6 million net increase in specific allocations driven by $5.5 million in total allocations for the aforementioned commercial construction loan, a $1.9 million reserve increase related to changes to the economic forecast, and a $1.7 million net increase in qualitative factors stemming from changes in the makeup of the loan portfolio.  The impacts of these factors were partially offset by $2.3 million and $1.2 million reductions in the reserve related to faster residential mortgage and consumer loan prepayment speeds and the associated reduced average lives of the portfolios and changes in baseline loss rates, respectively.  The provision expense recorded during the third quarter of 2024 mainly reflected an increase in environmental factor allocations and allocations necessitated by net loan growth, which were partially offset by reductions in the calculated allowance due primarily from the payoffs of two larger problem commercial lending relationships previously included in the collective evaluation. The provision expense recorded during the first nine months of 2024 primarily reflected specific allocations for two different nonperforming nonreal-estate-related commercial loan relationships and allocations necessitated by net loan growth, which were partly offset by the previously mentioned decrease in the calculated allowance.  The recording of net loan recoveries and sustained strength in loan quality metrics during the 2025 and 2024 periods positively impacted necessary provision levels.

Noninterest income totaled $10.4 million during the third quarter of 2025, up $0.7 million, or 7.5%, from $9.7 million during the respective 2024 period.  The increase mainly stemmed from growth in treasury management fees, payroll services fees, and earnings on bank owned life insurance, which more than offset a reduction in mortgage banking income.  The increases in treasury management and payroll services fees primarily reflected clients’ expanded use of products and services and new customer acquisition, while the lower level of mortgage banking income mainly resulted from a change in the quarter-end fair value of commitments to originate salable residential mortgage loans.  Noninterest income during the third quarter of 2025 included bank owned life insurance death benefit claims totaling $0.3 million.

Noninterest income totaled $30.6 million during the first nine months of 2025, compared to $30.2 million during the first nine months of 2024.  Bank owned life insurance death benefit claims totaling $0.3 million and $0.7 million were recorded during the first nine months of 2025 and 2024, respectively.  Noninterest income during the first nine months of 2024 also included gains on the sales of other real estate owned totaling $0.4 million.  Excluding these transactions, noninterest income increased $1.2 million, or 4.0%, in the first nine months of 2025 compared to the respective 2024 period.  The growth primarily reflected higher levels of treasury management fees and payroll services fees, largely resulting from customers’ increased use of products and services and successful client acquisition efforts, and mortgage banking income, mainly reflecting increases in the percentage of loans originated with the intent to sell and total loan production, which more than offset decreases in revenue generated from investments in private equity funds and interest rate swap income.  The percentage of mortgage loans originated with the intent to sell increased from approximately 77% during the first nine months of 2024 to approximately 80% during the first nine months of 2025, and total mortgage loan originations were up approximately 4% during the respective periods.  Interest rate swap income can vary greatly from period to period due to the timing of closing transactions.

Noninterest expense totaled $34.8 million during the third quarter of 2025, up from $32.3 million during the prior-year third quarter.  Noninterest expense totaled $99.2 million during the first nine months of 2025, compared to $92.0 million during the first nine months of 2024. The increases primarily resulted from higher salary and benefit costs, mainly reflecting annual merit pay increases, market adjustments, and lower residential mortgage loan deferred salary costs; a larger bonus accrual and higher levels of payroll taxes and retirement costs also contributed to the increase in salary and benefit expenses during the first nine months of 2025.  Increased data processing costs, primarily reflecting increased software support costs, and allocations to the reserve for unfunded loan commitments, largely stemming from an increase in commercial loan commitments, also contributed to the rises in noninterest expense during the 2025 periods.  Lower depreciation expense, mainly reflecting facility expansion and leasehold improvement projects becoming fully depreciated during 2024, positively impacted noninterest expense during both 2025 periods.  Contributions to The Mercantile Bank Foundation totaled $0.3 million during the third quarter of 2025 and $0.3 million and $0.7 million during the first nine months of 2025 and 2024, respectively, while acquisition costs related to the planned partnership with Eastern Michigan Financial Corporation totaled $0.6 million during the third quarter and first nine months of 2025.

During the third quarter of 2025, we recorded income before federal income tax of $27.5 million and federal income tax expense of $3.7 million. During the third quarter of 2024, we recorded income before federal income tax of $24.5 million and federal income tax expense of $4.9 million. During the first nine months of 2025, we recorded income before federal income tax of $77.4 million and federal income tax expense of $11.5 million. During the first nine months of 2024, we recorded income before federal income tax of $75.1 million and federal income tax expense of $15.1 million.  The decreases in federal income tax expense during the 2025 periods primarily reflected the acquisition of transferable energy tax credits during the second and third quarters of 2025, which provided for aggregate tax benefits of $1.0 million and $2.6 million during the current-year third quarter and first nine months of 2025, respectively.  Net benefits from investments in tax credit structures provided for aggregate tax benefits of $0.7 million and $1.2 million during the third quarter and first nine months of 2025, respectively.  The recording of tax benefits positively impacted our effective tax rate, which equaled 13.4% and 14.9% in the third quarter and first nine months of 2025, respectively, compared to 20.1% in the respective 2024 periods.  The previously mentioned bank owned life insurance death benefit claims, substantially all of which were nontaxable, positively impacted the effective tax rates in the third quarter and first nine months of 2025 and first nine months of 2024.

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

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of September 30, 2025:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
(Dollars in thousands)	Months	Months	Years	Years	Total
Assets:
Loans (1)	$3,025,068	$171,597	$1,016,887	$401,608	$4,615,160
Securities available for sale (2)	38,363	53,935	411,740	372,613	876,651
Interest-earning deposits	413,419	1,257	3,750	0	418,426
Mortgage loans held for sale	17,433	0	0	0	17,433
Allowance for credit losses	0	0	0	0	(59,129)
Other assets	0	0	0	0	439,946
Total assets	$3,494,283	$226,789	$1,432,377	$774,221	$6,308,487

Liabilities:
Interest-bearing deposits	2,888,997	655,882	84,159	0	3,629,038
Short-term borrowings	251,499	0	0	0	251,499
Federal Home Loan Bank advances	10,000	70,899	244,004	21,318	346,221
Other borrowed money	52,397	0	89,571	0	141,968
Noninterest-bearing checking	0	0	0	0	1,182,775
Other liabilities	0	0	0	0	99,356
Total liabilities	3,202,893	726,781	417,734	21,318	5,650,857
Shareholders' equity	0	0	0	0	657,630
Total liabilities & shareholders' equity	$3,202,893	$726,781	$417,734	$21,318	$6,308,487
Net asset (liability) GAP	$291,390	$(499,992)	$1,014,643	$752,903
Cumulative GAP	$291,390	$(208,602)	$806,041	$1,558,944

Percent of cumulative GAP to total assets	4.6%	(3.3)%	12.8%	24.7%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of September 30, 2025.

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

We conducted multiple simulations as of September 30, 2025, in which it was assumed that changes in market interest rates occurred ranging from up 300 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested dollar and percentage changes in net interest income over the next twelve months in comparison to the $227 million in net interest income projected using our balance sheet amounts and anticipated replacement rates as of September 30, 2025. The resulting estimates are generally within our policy parameters established to manage and monitor interest rate risk.

(Dollars in thousands)	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 400 basis points	$(31,695)	(14.0)%
Interest rates down 300 basis points	(19,612)	(8.6)
Interest rates down 200 basis points	(16,394)	(7.2)
Interest rates down 100 basis points	(7,230)	(3.2)
Interest rates up 100 basis points	6,759	3.0
Interest rates up 200 basis points	13,558	6.0
Interest rates up 300 basis points	20,389	9.0

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

Item 4. Controls and Procedures

As of September 30, 2025, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2025.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 22, 2025, we announced that Mercantile Bank Corporation ("Mercantile") had entered into a definitive merger agreement (“Merger Agreement”) with Eastern Michigan Financial Corporation (“Eastern”) pursuant to which Mercantile will acquire Eastern in a stock and cash transaction (the “Merger”). Investors should also review the risk factors relating to the Merger appearing in Part II, Item 1A. of our Quarterly Report on Form 10-Q filed August 1, 2025.

MERCANTILE BANK CORPORATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sales of equity securities during the quarter ended September 30, 2025.

Issuer Purchases of Equity Securities

On May 27, 2021, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions, our capital position, financial performance and alternative uses of capital, and applicable legal requirements. The program may be discontinued at any time. No shares were repurchased during the first nine months of 2025. Historically, stock repurchases have been funded from cash dividends paid to us from our bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our bank. As of September 30, 2025, repurchases aggregating $6.8 million were available to be made under the current repurchase program.

Repurchases made during the third quarter of 2025 are detailed in the table below.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

MERCANTILE BANK CORPORATION

Item 6. Exhibits

EXHIBIT NO.	EXHIBIT DESCRIPTION

2.1	Agreement and Plan of Merger dated July 22, 2025, between Mercantile Bank Corporation, Eastern Michigan Financial Corporation and Shamrock Merger Sub Inc., included as Annex A to the proxy statement/prospectus, which forms a part of the Company's Registration Statement on Form S-4/A filed October 21, 2025

2.2	First Amendment to Agreement and Plan of Merger dated October 2, 2025, included as Annex A-2 to the proxy statement/prospectus, which forms a part of the Company's Registration Statement on Form S-4/A filed October 21, 2025

3.1	Articles of Incorporation of Mercantile Bank Corporation, including all amendments thereto, incorporated by reference to Exhibit 3.1 of our Form S-4 Registration Statement filed February 16, 2022

3.2	Our Amended and Restated Bylaws dated as of February 26, 2015 are incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed February 26, 2015

4.1	Instruments defining the Rights of Security Holders – reference is made to Exhibits 3.1 and 3.2. In accordance with Regulation S-K Item 601(b)(4), Mercantile Bank Corporation is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total assets of Mercantile Bank Corporation and its subsidiaries on a consolidated basis. Mercantile Bank Corporation hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

4.2	Subordinated indenture, dated December 15, 2021, by and between Mercantile Bank Corporation and Wilmington Trust, National Association, as trustee, incorporated by reference to our Current Report on Form 8-K filed December 17, 2021

4.3	First Supplemental Indenture to Subordinated indenture, dated December 15, 2021, by and between Mercantile Bank Corporation and Wilmington Trust, National Association, as trustee, incorporated by reference to our Current Report on Form 8-K filed December 17, 2021

4.4	Form of 3.25% Fixed-to-Floating Rate Subordinated Note due 2032, incorporated by reference to our Current Report on Form 8-K filed December 17, 2021

4.5	Form of Subordinated Note Purchase Agreement dated December 15, 2021, by and among Mercantile Bank Corporation and the Purchasers, incorporated by reference to our Current Report on Form 8-K filed December 17, 2021

4.6	Form of Registration Rights Agreement dated December 15, 2021, by and among Mercantile Bank Corporation and the Purchasers, incorporated by reference to our Current Report on Form 8-K filed December 17, 2021

10.1	Form of Voting Agreement, incorporated by reference to our Current Report on Form 8-K/A filed July 29, 2025

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 31, 2025.

MERCANTILE BANK CORPORATION

By: /s/ Raymond E. Reitsma
Raymond E. Reitsma
President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Charles E. Christmas
Charles E. Christmas
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)