Form 10-K
period 2025-12-31
MERCANTILE BANK CORP
filed 2026-02-27
CIK 1042729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Emerging growth company ☐
Non-accelerated filer ☐	Smaller reporting company ☐

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

The aggregate value of the common equity held by non-affiliates (persons other than directors and executive officers) of the registrant, computed by reference to the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $730 million. As of February 20, 2026, there were issued and outstanding 17,272,961 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

This Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (this “Annual Report”) incorporates portions of the Company’s proxy statement for the Annual Meeting of Shareholders to be held May 21, 2026 by reference into Part III. The registrant will file its proxy statement with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report. Additionally, portions of Part II of this Annual Report are incorporated by reference from the F pages attached hereto.

PART I

Item 1.	Business.

The Company

Mercantile Bank Corporation is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). Unless the text clearly suggests otherwise, references to “us,” “we,” “our,” or “the company” include Mercantile Bank Corporation and its wholly owned subsidiaries. As a bank holding company, we are subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). We were organized on July 15, 1997, under the laws of the State of Michigan, primarily for the purpose of holding all of the stock of Mercantile Bank, and of such other subsidiaries as we may acquire or establish. Mercantile Bank commenced business on December 15, 1997. During the third quarter of 2013, we filed an election to become a financial holding company, which election became effective April 14, 2014. Mercantile Insurance Center, Inc. (“our insurance company”), a subsidiary of Mercantile Bank, commenced operations during 2002 to offer insurance products. Mercantile Community Partners ("MCP"), our subsidiary, began operations during 2023 to invest in community development tax credit investments. On July 22, 2025, we entered into a merger agreement with Eastern Michigan Financial Corporation, the bank holding company for Eastern Michigan Bank. Eastern Michigan Financial Corporation shareholders had the right to receive 0.7116 shares of Mercantile Bank Corporation stock and $32.32 in exchange for each share of Eastern Michigan Financial Corporation stock they owned. The merger was completed on December 31, 2025, and Eastern Michigan Bank operates alongside Mercantile Bank Corporation’s existing bank, Mercantile Bank (collectively, “our banks”). We plan for our banks to operate alongside each other until the conversion of our core processor is completed in the first quarter of 2027, at which time we plan to consolidate Eastern Michigan Bank into Mercantile Bank. Prior to completing the merger, we were required to obtain approval from the Federal Reserve Board, which we did on December 16, 2025. See Note 17 – Business Combinations for additional information regarding the merger. Our expenses have generally been paid using cash dividends from Mercantile Bank. Our principal source of future operating funds is expected to be dividends from our banks.

Our Banks

Our banks are state banking companies that operate under the laws of the State of Michigan, pursuant to charters issued by the Michigan Department of Insurance and Financial Services. Our banks' deposits are insured to the maximum extent permitted by law by the Federal Deposit Insurance Corporation (“FDIC”). Our banks, through their combined 54 office locations, provide commercial banking services, primarily to small- to medium-sized businesses, and retail banking services. Mercantile Bank’s main office is located in Grand Rapids, Michigan, and its operations are centered around the West and Central portions of Michigan. Mercantile Bank also has banking offices located in the metropolitan Detroit area, Traverse City, Petoskey, and Midland. Eastern Michigan Bank's main office is located in Croswell, Michigan, and its operations are centered around Eastern Michigan. Our banks make secured and unsecured commercial, construction, mortgage and consumer loans, and accept checking, savings and time deposits. Our banks collectively own 16 automated teller machines ("ATM") and 37 video banking machines, which are located at our office locations that participate in the ACCEL/EXCHANGE and PLUS regional network systems, as well as other ATM networks throughout the country. Our banks also enable their customers to conduct certain loan and deposit transactions by personal computer and through mobile applications. Courier service is provided to certain commercial customers, and safe deposit boxes are available at a vast majority of our office locations. Our banks do not have trust powers.

Our Insurance Company

Our insurance company acquired an existing shelf insurance agency effective April 15, 2002. An Agency and Institution Agreement was entered into among our insurance company, Mercantile Bank and Hub International for the purpose of providing programs of mass marketed personal lines of insurance. Insurance product offerings include private passenger automobile, homeowners, personal inland marine, boat owners, recreational vehicle, dwelling fire, umbrella policies, small business and life insurance products, all of which are provided by and written through companies that have appointed Hub International as their agent. To date, we have not provided the insurance products noted above and currently have no plans to do so.

Our Trusts

We have five business trusts that are wholly owned subsidiaries of Mercantile Bank Corporation but are not consolidated. Each of the trusts was formed to issue preferred securities that were sold in private sales, as well as to sell common securities to Mercantile Bank Corporation. The proceeds from the preferred and common securities sales were used by the trusts to purchase floating rate notes issued by Mercantile Bank Corporation. The rates of interest, interest payment dates, call features and maturity dates of each floating rate note are identical to its respective preferred securities. The net proceeds from the issuance of the floating rate notes were used for a variety of purposes, including contributions to Mercantile Bank as capital to provide support for asset growth and the funding of stock repurchase programs and certain acquisitions. The only significant assets of our trusts are the floating rate notes, and the only significant liabilities of our trusts are the preferred securities. The floating rate notes are categorized on our Consolidated Balance Sheets as subordinated debentures, and the interest expense is recorded on our Consolidated Statements of Income under interest expense on other borrowings.

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

Regulation and Supervision

Bank holding companies and banks, like many other financial institutions, are regulated under a variety of federal and state statutes and the regulations that implement those statutes. These statutes include, among others, the Bank Holding Company Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”), the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, the FACT Act, the Gramm-Leach-Bliley Act, the Sarbanes Oxley Act, the Bank Secrecy Act of 1970, as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, electronic funds transfer laws, redlining laws, predatory lending laws, antitrust laws, environmental laws, anti-money laundering laws, privacy laws, state usury statutes, and statutes relating to fiduciaries. Our growth and earnings performance may be impacted by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those regulatory authorities include, but are not limited to, the FDIC, the Michigan Department of Insurance and Financial Services, the Internal Revenue Service and state taxing authorities. The effect of such statutes, regulations and policies, and any changes thereto, may significantly impact our business, which cannot necessarily be predicted.

As a registered bank holding company under the Bank Holding Company Act, we are required to file an annual report with the Federal Reserve Board and such additional information as the Federal Reserve Board may require. We are also subject to periodic examinations by the Federal Reserve Board.

The Bank Holding Company Act limits the activities of bank holding companies and their subsidiaries to banking and the management of banks and to certain permitted non-banking activities. The permitted non-banking activities generally include limited activities that the Federal Reserve Board has determined, by order or regulation as of the day prior to enactment of the Gramm-Leach-Bliley Act, to be so closely related to banking as to be a proper incident to banking. These permitted non-banking activities include, among other things: operating a mortgage company (engaged in certain limited functions), finance company, or factoring company; performing certain data processing operations; providing certain investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, nonoperating basis; and providing discount securities brokerage services for customers. Neither we nor any of our subsidiaries engage in any of the non-banking activities listed above.

On April 14, 2014, our election to become a financial holding company, as permitted by the Bank Holding Company Act, as amended by Title I of the Gramm-Leach-Bliley Act, was accepted and made effective by the Federal Reserve Board. In order to maintain our status as a financial holding company, we, Mercantile Bank, and Eastern Michigan Bank, must satisfy statutory requirements regarding capitalization, management and compliance with the Community Reinvestment Act. As a financial holding company, we are permitted to engage in a broader range of activities under the Bank Holding Company Act than are permitted for bank holding companies. Those expanded activities include any activity which the Federal Reserve Board (in certain instances in consultation with the Department of the Treasury) determines, by order or by regulation, to be financial in nature or incidental to such financial activity, or to be complementary to a financial activity, and not to pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Such expanded activities that have been previously approved by the Federal Reserve Board include, among others: insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability or death, or issuing annuities, and acting as principal, agent or broker for such purposes; providing financial, investment or economic advisory services, including advising a mutual fund; and underwriting, dealing in, or making a market in securities. While our insurance company is permitted to engage in the insurance agency activities described above by virtue of our financial holding company status, neither we nor any of our subsidiaries currently engage in these expanded activities.

Mercantile Bank and Eastern Michigan Bank are subject to restrictions imposed by federal and state laws and regulations. Among other things, these restrictions limit the transactions Mercantile Bank and Eastern Michigan Bank conduct with us, our other subsidiaries or other affiliates, limit our securities borrowing or lending, derivatives, and repurchase transactions with us, our other subsidiaries or other affiliates, limit investments in stock or other securities that we issue, limit the taking of such stock or securities as collateral for loans to any borrower, and limit acquisitions of assets or services from, and sales of certain types of assets to, us, our other subsidiaries or other affiliates. Michigan banking laws place additional restrictions on various aspects of banking, including branching, payment of dividends, and loan interest rates, in addition to capital and surplus requirements. Federal law restricts our ability to borrow from our banks by limiting the aggregate amount we may borrow and by requiring that all loans to us be secured in designated amounts by specified forms of collateral.

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

The scope of regulations and supervision of various aspects of our business have expanded as a result of the adoption in July, 2010 of the Dodd-Frank Act, and may continue to expand as the result of implementing regulations being adopted by federal regulators. However, on May 24, 2018, EGRRCPA amended certain provisions of the Dodd-Frank Act to tailor them to the specific circumstances of various categories of financial institutions and transactions. Many of the statutes and regulations under which we and our banks operate may change in the future, which may significantly impact our business.

As a member bank of the Federal Reserve System, Eastern Michigan Bank is subject to comprehensive regulation and supervision by the Federal Reserve Board and, as applicable, state banking authorities. Eastern Michigan Bank's operations are governed by the Federal Reserve Act and related regulations, including capital adequacy, liquidity, affiliate transaction, insider lending, and safety and soundness requirements. It is also subject to applicable federal and state consumer protection laws, the Bank Secrecy Act and anti-money laundering regulations, and, as an FDIC-insured institution, deposit insurance assessments and related requirements. These regulatory requirements may affect Eastern Michigan Bank's business operations, growth strategies, and financial performance.

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

Human Capital

As of December 31, 2025, we employed 744 full-time and 42 part-time persons. Our human capital is the most valuable asset we have, and we believe embracing human diversity makes us a better financial institution. The collective sum of the individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities and talent that our employees invest in their work represents a significant part of not only our culture, but our reputation and our achievements as well. We embrace and encourage our employees’ differences in age, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, physical and mental ability, political affiliation, race, religion, sexual orientation, socio-economic status, veteran status and other characteristics that make our employees unique.

Talent Acquisition. We hire people who connect with, listen to and deliver the best solutions to customers and team members.  Through a personalized and systematic recruiting process, our experienced team of Human Resources Business Partners is devoted to working with Hiring Managers and matching candidate skills and experience to a position where they can thrive.  Hiring long-term successful team members is critical to our success.  We believe our successful hiring practices are reflected in our annual turnover rate of 12%, which is consistently below our peers.

Employee Safety and Health. The prioritization of our people is reflected in the robust employee benefits and compensation packages offered to our staff, including health and wellness insurance plans and incentives, a 401(k) plan with matching contributions, dedicated internship programs for young professionals in finance and business, and employee stock ownership plan participation, as well as clothing, home office and fitness equipment interest-free loans. Approximately 82% of our eligible employees participate in our medical benefit plans, which include a health savings account plan in which we pay the full monthly premiums. We offer our employees generous paid time off for vacations, holidays, sick time and bereavement, along with pay-it-forward initiatives and paid volunteer time. In addition, with obstacles in maintaining balance between work responsibilities and personal time, we have enabled staff to pursue a safe and healthy work-life balance by increasing paid time off benefits for our employees.

Climate Change

We define sustainability as the leveraging of combined abilities to ensure our ongoing impact on people and the environment, and our success is always focused on upholding long-lasting, positive results. From an efficient branch footprint to utilizing the latest technology, we are continuously focused on seeking new and better ways to be more productive with our time and energy while remaining good stewards of the resources with which we are entrusted. In each of our facilities, we follow LEED green certification guidelines wherever practical, evaluating all facilities for opportunities to incorporate energy efficient updates and space planning for new construction, renovations, or expansion projects. All of our new construction and renovation projects include low-flow devices as well as LED lighting to enhance our efficiency of utility usage. When applicable, renovation and expansion projects involve the donation of former office furniture to non-profit organizations.

We continue to strive for the reduction of mail and paper usage through the promotion of customer eStatement adoption. The eStatement adoption rate is holding steady at 61% as of year-end 2025. Our online accounts payable system has also enabled us to significantly reduce paper and printing and save time. Every effort is made to recycle all paper, and we continue to offer periodic community secure paper shredding events. Additionally, we have implemented an employee battery recycling program at larger office locations and recycling stations at many of our office locations to divert cardboard, plastic, and metal items from landfills. Water bottle refill stations also aid to reduce plastic bottle usage.

Our Enterprise Excellence Committee supports our ongoing commitment to environmental, health and safety, corporate social responsibility, corporate governance, sustainability, and other public policy matters relevant to our organization. The Enterprise Excellence Committee is a cross-functional management committee, with oversight from the Governance and Nominating Committee and the Board of Directors, that assists us in: (1) establishing a cadence of improvement throughout our banks for process efficiency and effectiveness, (2) monitoring and assessing developments related to improving our banks' understanding and execution of governance, environment, and community matters, and (3) recommending communications with employees, investors and stakeholders with respect to governance, environment, and community matters. The Enterprise Excellence Committee met three times during 2025. Highlights for 2025 included continued growth of MCP to facilitate low-income housing tax credits and our investment in energy tax credits, completion of the Enterprise Excellence Report, full utilization of a sustainability reporting platform for data tracking, continued support of first-time home buyer mortgage programs, and over 28,000 hours of volunteering in the community completed by employees.

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

The Board of Directors has delegated significant lending authority to officers of our banks. The Board of Directors believes this empowerment, supported by our strong credit culture and the significant experience of our commercial lending staff, enables us to be responsive to our customers. Our loan policies specify lending authority for our lending officers with amounts based on the experience level and ability of each lender. Our loan officers and loan managers are generally able to approve loans ranging from $0.25 million to $2.5 million. We have established higher approval limits for Mercantile Bank's President and Chief Executive Officer and Mercantile Bank's Chief Commercial Banking Officer, ranging from $4.0 million up to $10.0 million. These lending authorities, however, are typically used only in rare circumstances where timing is of the essence. At Mercantile Bank, loan requests exceeding $5.0 million require approval by the Officers Loan Committee, and loan requests exceeding $15.0 million, up to Mercantile Bank's legal lending limit of $101.4 million, require approval by Mercantile Bank's Board of Directors. At Eastern Michigan Bank, loan requests exceeding $1.5 million require approval by the Officers Credit Committee, and loan requests exceeding $6.0 million, up to Eastern Michigan Bank's legal lending limit of $23.9 million, require approval by Eastern Michigan Bank's Board of Directors. We generally apply in-house lending limits that are significantly less than our banks' legal lending limits.

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

We have no material foreign loans and only limited exposure to companies engaged in energy producing and agricultural-related activities.

Commercial Real Estate loans. Commercial real estate loans, consisting of non-owner occupied, owner occupied, multi-family and residential rental, and vacant land, land development, and residential construction loans, totaled 52.8% and 52.6% of our total loans as of December 31, 2025 and 2024, respectively. We also adhere to the FDIC’s commercial real estate lending concentration guidelines specified in the Joint Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices.  Total commercial real estate loans (as defined in the guidance) represented 253% and 256% of total regulatory capital as of December 31, 2025 and 2024, respectively, with both ratios being below the maximum guideline of 300%.

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

Risks of repayment can arise from general downward shifts in the valuations of specific property types often driven by changes in demand and other economic factors, which could further influence cash flows associated with the borrower and/or the underlying property. To mitigate these risks, we actively monitor market conditions in the markets we originate loans. The majority of our commercial real estate portfolio is located within our primary geographic footprint within the state of Michigan. As of December 31, 2025 and 2024, 91.0% and 90.7%, respectively, of our commercial real estate loans were for projects located within the state of Michigan. Loans made outside the state of Michigan are usually to customers located or headquartered within our footprint doing business in other states.

The following table presents the composition of the commercial real estate portion of the total loan portfolio as of December 31, 2025 and 2024:

(Dollars in thousands)	December 31, 2025		December 31, 2024
	Balance	%	Balance	%
Real estate – owner occupied
Industrial	$369,576	7.7%	$364,327	7.9%
Automotive	103,852	2.2	109,408	2.4
Office	75,943	1.6	66,354	1.4
Retail	75,921	1.6	63,303	1.4
Medical Office	38,367	0.8	33,997	0.7
Restaurants	20,270	0.4	32,946	0.7
Other	94,940	1.9	78,502	1.8
Subtotal	778,869	16.2	748,837	16.3
Real estate – non-owner occupied
Office	245,998	5.1	265,774	5.8
Retail	240,206	5.0	249,239	5.4
Industrial	341,479	7.1	315,867	6.9
Assisted Living	69,771	1.4	102,480	2.2
Hotel	152,299	3.2	152,591	3.3
Other	60,921	1.2	42,453	0.9
Subtotal	1,110,674	23.0	1,128,404	24.5

Vacant land, land development, and residential construction	117,373	2.4	66,936	1.5
Real estate – multi-family and residential rental	537,224	11.2	475,819	10.3
Total	$2,544,140	52.8%	$2,419,996	52.6%

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

Consumer Loans. We originate various types of consumer loans, including new and used automobile and boat loans, credit cards and overdraft protection lines of credit for our checking account customers. Consumer loans generally have shorter terms and higher interest rates and usually involve more credit risk than single-family residential real estate loans because of the type and nature of the collateral. Our banks have a home equity line of credit program. Home equity lines of credit are generally secured by either a first or second mortgage on the borrower’s primary residence. The program provides revolving credit at a rate tied to the Wall Street Journal Prime Rate.

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

Our independent loan review program is primarily responsible for the administration of the grading system and ensuring adherence to established lending policies and procedures. The loan review program is an integral part of maintaining our strong asset quality culture. Using a risk-based approach to selecting credits for review, our loan review program covered approximately 65% of total commercial loans outstanding during 2025. In addition, a random sampling of retail loans is reviewed each quarter. Our watch list credits are reviewed monthly by our Board of Directors and our Watch List Committee, the latter of which is comprised of senior level officers from the administration, lending and loan review functions.

Loans are placed in a nonaccrual status when, in our opinion, uncertainty exists as to the ultimate collection of all principal and interest. As of December 31, 2025, loans placed in nonaccrual status totaled $7.9 million, or 0.2% of total loans, compared to $5.7 million, or 0.1% of total loans, at December 31, 2024. We had no loans past due 90 days or more and still accruing interest at year-end 2025 or 2024.

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

Investments

Bank Holding Company Investments. The principal investments of our bank holding company are the investments in the common stocks of our banks, the common securities of our trusts, and the community development tax credit investments made by MCP. Other funds of our bank holding company may be invested from time to time in various debt instruments.

Subject to the limitations of the Bank Holding Company Act, we are also permitted to make portfolio investments in equity securities and to make equity investments in subsidiaries engaged in a variety of non-banking activities, which include real estate-related activities such as community development, real estate appraisals, arranging equity financing for commercial real estate, and owning and operating real estate used substantially by our banks or acquired for their future use. MCP invests as a limited liability member in real estate entities engaged in community development. Our bank holding company has no plans at this time to make directly any other types of equity investments at the bank holding company level. Our Board of Directors may, however, alter the investment policy at any time without shareholder approval.

Our Banks' Investments. Our banks may invest their funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Subject to certain exceptions, our banks are prohibited from investing in equity securities. Among the equity investments permitted for our banks under various conditions and subject in some instances to amount limitations, are shares of a subsidiary insurance agency, mortgage company, real estate company, or Michigan business and industrial development company, such as our insurance company. Under another such exception, in certain circumstances and with prior notice to or approval of the FDIC, our banks could invest up to 10% of their total assets in the equity securities of a subsidiary corporation engaged in the acquisition and development of real property for sale or the improvement of real property by construction or rehabilitation of residential or commercial units for sale or lease. Our banks have no present plans to make such an investment. Real estate acquired by our banks in satisfaction of or foreclosure upon loans may be held by our banks for specified periods. Our banks are also permitted to invest in such real estate as is necessary for the convenient transaction of their business. Our banks' Boards of Directors may alter our banks' investment policies without shareholder approval at any time.

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

We are subject to liquidity risk.

Our banking operations require liquidity to meet our deposit and debt obligations as they come due. There are many potential factors that could reduce our access to liquidity sources, including higher interest rate environments, tightening fiscal policy, a downturn in the U.S. economy, difficult credit markets or adverse regulatory actions. Our access to deposits may also be affected by the liquidity needs of our depositors. A substantial majority of our liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days' notice, while by comparison, a substantial portion of our assets are loans, which cannot be called or sold in the same time frame. We may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason. Our access to deposits may be negatively impacted by, among other factors, periods of low interest rates or higher interest rates which could promote increased competition for deposits, including from new financial technology competitors, or provide customers with alternative investment options. Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as we and other regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed "too big to fail" or remove deposits from the banking system entirely. As of December 31, 2025, approximately 54% of our deposits were uninsured, and we rely on these deposits for liquidity. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we continue to depend on our key commercial bankers. Several of our commercial bankers are responsible, or share responsibility, for generating and managing a significant portion of our commercial loan portfolio. Our success can be attributed in large part to the relationships these officers as well as members of our management team have developed and are able to maintain with our customers as we continue to implement our community banking philosophy. The loss of any of these commercial bankers could adversely affect our loan portfolio and performance, and our ability to generate new loans. Many of our key employees have signed agreements with us agreeing not to compete with us in one or more of our markets for specified time periods if they leave employment with us. However, we may not be able to effectively enforce such agreements.

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

Similarly, physical effects could have a severe impact on the business and operations of our customers and vendors. Furthermore, consumer choices and shareholder demands could require our customers to invest more in cleaner energy manufacturing and procurement and to compete with innovative new products that generate lower emissions, which may or may not be successful. If our customers are not able to keep up with evolving climate change effects, it could ultimately have an adverse effect on our business and results of operations. Lastly, like other financial institutions, we also run a reputational risk of financing businesses that are responsible for significant green-house gas emissions or are related to carbon-based energy sources. While our risk management framework monitors various types of risks and applies risk mitigation techniques including for environmental risks, and while we have been conscious of our own carbon footprint and have established a Enterprise Excellence Committee, introduction of new climate-related legislation and related compliance costs as well as the unpredictable effects of climate change on us or our customers could have a negative impact on our business, financial condition and results of operations, even if temporary in nature.

Failure to meet the rapidly changing ESG expectations or standards, or achieve our ESG goals, could adversely affect our business, results of operations, financial condition or stock price.

There are rapidly changing discussions and regulations surrounding ESG matters, including greenhouse gas emissions, sustainability and climate-related risks; diversity, equity and inclusion; responsible sourcing and supply chain; human rights and social responsibility; and corporate governance and oversight. Given our commitment to ESG, we annually publish an Enterprise Excellence Report, which reports on certain goals, commitments and achievements related to ESG, and more broadly to enterprise excellence.  Our ESG program and our Enterprise Excellent Report are continually evolving and may change in focus, content or scope in the future.  Any goals, commitments or targets that we publish reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Evolving stakeholder expectations and our efforts and ability to manage these issues, provide updates on them and accomplish our goals, commitments and targets present numerous operational, regulatory, reputational, financial, legal and other risks, any of which may be outside of our control or could have a material adverse impact on our business, including on our reputation and stock price.

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

We have identified certain accounting policies as being critical because they require us to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management’s judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. For additional information, see “Critical Accounting Estimates” beginning on page F-3 of this Annual Report and “Note 1 – Summary of Significant Accounting Policies” beginning on page F-35 of this Annual Report.

We continually encounter technological change, and we may have fewer resources than our competitors to continue to invest in technological improvements.

The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services. We are subject to intense competition from both other financial institutions and from non-bank entities, including FinTech companies. Technology has lowered the barriers to entry, with customers having a growing variety of traditional and nontraditional alternatives, such as crowdfunding, digital wallets, cryptocurrencies, and money transfer services. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we do. There can be no assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. In addition, our implementation of certain new technologies, such as those related to artificial intelligence, automation and algorithms, in our business processes may have unintended consequences due to their limitations or our failure to use them effectively. Failure to successfully manage technological changes could have a material adverse effect on our business, financial condition and results of operations.

Damage to our reputation could materially harm our business.

Our relationship with many of our clients is predicated upon our reputation as a fiduciary and a service provider that adheres to the highest standards of ethics, service quality and regulatory compliance. Adverse publicity, regulatory actions, litigation, operational failures, the failure to meet client expectations and other issues with respect to one or more of our businesses could materially and adversely affect our reputation, our ability to attract and retain clients or our sources of funding for the same or other businesses. Preserving and enhancing our reputation also depends on maintaining systems and procedures that address known risks and regulatory requirements, as well as our ability to identify and mitigate additional risks that arise due to changes in our businesses and the marketplaces in which we operate, the regulatory environment and client expectations. If any of these developments have a material effect on our reputation, our business will suffer.

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

Risks Related to the Acquisition of Eastern Michigan Financial Corporation

We may not be able to successfully integrate the business of Eastern Michigan Financial Corporation

The success of the acquisition of Eastern Michigan Financial Corporation completed on December 31, 2025 depends, in part, on our ability to successfully integrate the operations, systems, and personnel of the acquired business with our own. The integration process may involve operational complexities, potential customer confusion or dissatisfaction, technology and system modifications, and the risk of service interruptions. There is no assurance that the integration process, including the core processor transition, alignment of debit card programs, and alignment of employee benefit programs, will proceed as planned or that we will achieve the anticipated benefits and synergies of the acquisition. Unanticipated issues, delays, or costs may arise, and we may encounter obstacles that could prevent us from realizing the expected advantages of the transaction. If we are unable to effectively integrate the acquired business, our business, financial condition, and results of operations could be materially and adversely affected.

The integration of the acquired operations will require significant time and attention from our management team

The process of integrating Eastern Michigan Financial Corporation and its subsidiaries involves significant efforts and resources from our management and employees. These integration activities include aligning systems, procedures, and personnel, as well as harmonizing corporate cultures and business practices. As a result, our management team and staff may be required to devote substantial time and attention to integration matters, which could detract from their ability to focus on the day-to-day management and operation of our business. This diversion of resources and attention may result in missed business opportunities, reduced productivity, or delays in responding to market developments and customer needs. In addition, integration efforts may create uncertainty or dissatisfaction among customers, employees, or other stakeholders, which could negatively impact our relationships and retention rates. If the integration process is not managed effectively, or if unforeseen challenges arise, our business, financial condition, and results of operations could be materially and adversely affected.

We may not be able to realize all of the benefits of the acquisition

We may not realize the anticipated benefits of the acquisition, including potential synergies, cost savings, growth opportunities, or enhanced competitive position. The failure to achieve these benefits could adversely affect our business, financial condition, and results of operations.

We have incurred indebtedness in connection with the acquisition

We entered into a credit agreement with U.S. Bank National Association for a $30 million term loan to fund a portion of the purchase price and related expenses of the acquisition. This senior indebtedness requires us to dedicate a portion of our cash flows to debt service payments, which reduces the funds available for other operational needs, capital expenditures, and strategic opportunities. This increased debt level also makes us more vulnerable to adverse changes in general economic, industry, or competitive conditions, and exposes us to the risk of rising interest rates since the indebtedness bears variable interest. Furthermore, our indebtedness may limit our flexibility in responding to changes in our business environment and could place us at a competitive disadvantage compared to other companies with less debt. It may also restrict our ability to obtain additional financing on favorable terms, or at all, should the need arise. Our ability to meet our debt obligations will depend on our future performance, which is subject to a range of factors, including general economic, regulatory, and competitive conditions, many of which are beyond our control. If we are unable to generate sufficient cash flow to service our debt or to refinance our indebtedness as it matures, our business, financial condition, and results of operations could be materially and adversely affected.

We are in the process of converting our core processing system

We have initiated the transfer of our core processing system to Jack Henry & Associates, the core processor used by Eastern Michigan Financial Corporation and Eastern Michigan Bank. This conversion is a complex and resource-intensive project that is not expected to be completed until the first quarter of 2027. During this period, we may encounter operational challenges, including potential disruptions to daily banking activities, data migration errors, or delays in integrating systems and processes. There is also a risk of temporary interruptions in customer service or inadvertent disclosure of sensitive customer information as a result of the system conversion. Any such disruptions or errors could negatively impact customer relationships, cause reputational harm, and result in additional costs. Moreover, the successful completion of the conversion depends on the effective coordination of our personnel, vendors, and third-party service providers. Failure to complete the core processing system conversion in a timely and efficient manner, or to realize the anticipated benefits of the new system, could adversely affect our business, financial condition, and results of operations.

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

Minimum capital requirements may adversely affect our ability (and that of our banks) to pay cash dividends, reduce our profitability, or otherwise adversely affect our business, financial condition or results of operations.

We are subject to extensive capital regulations imposed by federal and state banking regulations. These regulations, among other things, establish minimum requirements to qualify as a “well-capitalized” institution. If our banks were to fail to maintain their status of “well-capitalized” under the applicable regulatory capital regulations, we may lose our status as a financial holding company and be subjected to a consent agreement requiring us to bring our banks back to a “well-capitalized” status. Such an agreement may impose restrictions on our activities. If we were to fail to enter into such an agreement or fail to comply with the terms of such agreement, the Federal Reserve Board may impose more severe restrictions on our activities, including requiring us to cease and desist activities permitted under the Bank Holding Company Act. The regulatory environment is constantly evolving, with requirements frequently being introduced or amended. It is possible that increases in regulatory capital requirements and changes in how regulatory capital is calculated could require us to increase our capital levels by issuing additional securities that qualify as regulatory capital, thus potentially diluting our existing shareholders, or by taking other actions, such as selling assets, in order to maintain required capital ratios. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations, cash flow and financial condition.

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

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more before the end of our 2025 fiscal year and that remain unresolved.

Item 1C.	Cybersecurity

Risk Management and Strategy

Our enterprise risk management program is designed to identify, assess, and mitigate risks across various aspects of our company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program given the increasing reliance on technology and potential of cyber threats. Our Chief Information Security Officer (the "CISO") is primarily responsible for this cybersecurity component and is a key member of the risk management organization, reporting directly to the Senior Management Team (“SMT”) and our Tech Oversight Committee. Our Tech Oversight Committee includes members of our Board of Directors and management. Our CISO has served in this capacity for more than a decade and maintains multiple certifications issued by the Information Systems Audit and Control Association ("ISACA") and the SANS Institute. As part of our overall enterprise risk management program, we maintain both an Information & Cyber Security Program Policy (“ICSPP”) and Information & Cyber Security Incident Response Policy (“ICSIRP”).

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

Governance

Our company recognizes the importance of safeguarding company and customer information.  Therefore, our Board of Directors recognizes that the protection of this information ranks as one of our highest priorities. Our Board of Directors is responsible for reviewing and approving the ICSPP and ICSIRP at least annually and monitoring material risks facing our company. In January 2025, our Board of Directors added a member who possesses specialized expertise in cybersecurity matters. Director Sara A. Schmidt currently serves as chief information security officer for US Foods and executive sponsor of the West Michigan Cyber Security Consortium.

Our Board of Directors has tasked the SMT with overseeing efforts to develop, implement and maintain an effective information and cybersecurity program. The SMT designates the CISO, who also serves as the IRT leader. As part of its oversight responsibilities, our Board of Directors is responsible for discussing with the SMT our company’s major risk exposures, such as cybersecurity, and the steps management has taken to monitor and control those exposures, including our risk assessment and risk management policies. Our Board of Directors also monitors our compliance with legal and regulatory requirements and the risks associated therewith. On a regular basis, our Tech Oversight Committee reviews with the SMT significant areas of risk exposure involving cybersecurity.

At the direction of the SMT, the CISO, and IRT monitor internal and external cybersecurity threats and review and revise our company’s cybersecurity defenses on an ongoing basis. The CISO, together with other members of the IRT, bring a wealth of expertise to their respective roles, including expertise in security technologies; designing and implementing security strategies; security standards such as NIST, ISO, COBIT and ITIL; and risk management and incident response. The CISO prepares reports on IT general controls and cybersecurity metrics for the SMT and Tech Oversight Committee periodically. Our Board of Directors meets with the CISO periodically to discuss cybersecurity.

Item 2.	Properties.

Our headquarters is located in Mercantile Bank’s main office facility in Grand Rapids, Michigan. Mercantile Bank operates 43 banking offices primarily concentrated throughout Western and Central Michigan, most of which are full-service facilities. Mercantile Bank also has banking offices located in the metropolitan Detroit area, Traverse City, Petoskey, and Midland. Mercantile Bank has larger banking facilities in Kalamazoo, Lansing, Mt. Pleasant and West Branch. In addition, certain functions operate out of our standalone facility located in Alma. The remaining banking offices generally range in size from 1,200 to 3,200 square feet, based on the location and number of employees located at the facility. Eastern Michigan Bank operates 11 banking offices throughout Eastern Michigan, most of which are full-service facilities. All of our banking offices are owned by our banks except for ten that are rented under various operating lease agreements.

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

Market Information and Holders

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MBWM.” As of February 20, 2026, there were approximately 1,200 record holders of our common stock. In addition, we estimate that there were approximately 7,500 beneficial owners of our common stock who own their shares through brokers or banks.

Dividend Policy

The following table shows the high and low sales prices for our common stock as reported by the Nasdaq Global Select Market for the periods indicated and the quarterly cash dividends paid by us during those periods.

	High	Low	Dividend
2025
First Quarter	$51.89	$40.57	$0.37
Second Quarter	47.82	37.76	0.37
Third Quarter	50.52	43.71	0.38
Fourth Quarter	50.41	42.75	0.38

2024
First Quarter	$42.82	$34.25	$0.35
Second Quarter	41.11	33.46	0.35
Third Quarter	51.21	38.02	0.36
Fourth Quarter	52.98	40.85	0.36

Holders of our common stock are entitled to receive dividends that the Board of Directors may declare from time to time. We may only pay dividends out of funds that are legally available for that purpose. We are a financial holding company and substantially all of our assets are held by our banks. Our ability to pay dividends to our shareholders depends primarily on our banks’ abilities to pay dividends to us. Dividend payments and extensions of credit to us from our banks are subject to legal and regulatory limitations, generally based on capital levels and current and retained earnings, imposed by law and regulatory agencies with authority over our banks. The abilities of our banks to pay dividends are also subject to their profitability, financial condition, capital expenditures and other cash flow requirements. In addition, under the terms of our subordinated debentures, we would be precluded from paying dividends on our common stock if an event of default has occurred and is continuing under the subordinated debentures, or if we exercised our right to defer payments of interest on the subordinated debentures, until the deferral ended.

We and our banks are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on our financial statements. Our ability to pay cash and stock dividends or repurchase equity securities is subject to limitations under various laws and regulations and to prudent and sound banking practices.

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

On January 16, 2025, our Board of Directors declared a cash dividend on our common stock in the amount of $0.37 per share that was paid on March 19, 2025, to shareholders of record as of March 7, 2025. On April 17, 2025, our Board of Directors declared a cash dividend on our common stock in the amount of $0.37 per share that was paid on June 18, 2025, to shareholders of record as of June 6, 2025. On July 17, 2025, our Board of Directors declared a cash dividend on our common stock in the amount of $0.38 per share that was paid on September 17, 2025, to shareholders of record as of September 5, 2025. On October 16, 2025, our Board of Directors declared a cash dividend on our common stock in the amount of $0.38 per share that was paid on December 17, 2025, to shareholders of record as of December 5, 2025.

On January 15, 2026, our Board of Directors declared a cash dividend on our common stock in the amount of $0.39 per share that will be paid on March 18, 2026, to shareholders of record as of March 6, 2026.

Issuer Purchases of Equity Securities

On May 27, 2021, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions, our capital position, financial performance and alternative uses of capital, and applicable legal requirements. The program may be discontinued at any time. No shares were repurchased during 2024 or 2025. Historically, stock repurchases have been funded from cash dividends paid to us from Mercantile Bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would likely be funded from cash dividends paid to us from our banks. As of December 31, 2025, repurchases aggregating $6.8 million were available to be made under the current repurchase program.

Repurchases made during the fourth quarter of 2025 are detailed in the table below. The approximate dollar value that may yet be purchased under the plans or programs is presented in thousands.

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

Shareholder Return Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock (based on the last reported sales price of the respective year) with the cumulative total return of the Nasdaq Composite Index and the KBW Nasdaq Bank Index from December 31, 2020 through December 31, 2025. The following is based on an investment of $100 on December 31, 2020 in our common stock, the Nasdaq Composite Index and the KBW Nasdaq Bank Index, with dividends reinvested where applicable.

	Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Mercantile Bank Corporation	100.00	133.79	132.66	166.90	190.32	212.56
NASDAQ Composite Index	100.00	122.18	82.43	119.22	154.48	187.14
KBW NASDAQ Bank Index	100.00	138.33	108.73	107.76	147.85	196.00

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis included in this Annual Report is incorporated here by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information under the heading “Market Risk Analysis” included in this Annual Report is incorporated here by reference.

Item 8.	Financial Statements and Supplementary Data.

The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm included in this Annual Report are incorporated here by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

As of December 31, 2025, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2025.

There have been no significant changes in our internal control over financial reporting during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. Refer to page F-26 for management’s report. The Report by Mercantile Bank Corporation’s Management on Internal Control Over Financial Reporting included in this Annual Report is incorporated here by reference.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included on page F-25 of this report. The Reports of the Independent Registered Public Accounting Firm included in this Annual Report are incorporated here by reference.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information presented under the captions “Information About Our Directors,” “Information About Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance – Code of Ethics and Insider Trading Policy”, and "Board Committees -- Audit Committee" in the definitive Proxy Statement of Mercantile Bank Corporation for our May 21, 2026 Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission before April 30, 2026, is incorporated here by reference.

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

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2025, relating to compensation plans under which equity securities are authorized for issuance.

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be	Weighted-	under equity
	issued upon	average	compensation
	exercise of	exercise price	plans
	outstanding	of outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category	rights	rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0	292,612	(1)

Equity compensation plans not approved by security holders	0	$0	0

Total	0	$0	292,612

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

The information presented under the caption “Audit Committee Matters - Principal Accountant Fees and Services” in the Proxy Statement is incorporated here by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)     Financial Statements. The following financial statements and reports of the independent registered public accounting firm of Mercantile Bank Corporation and its subsidiaries are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets --- December 31, 2025 and 2024

Consolidated Statements of Income for each of the three years in the period ended December 31, 2025

Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2025

Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2025

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2025

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

None.

MERCANTILE BANK CORPORATION

FINANCIAL INFORMATION

December 31, 2025 and 2024

MERCANTILE BANK CORPORATION

FINANCIAL INFORMATION

December 31, 2025 and 2024

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

Future Factors include, among others, adverse changes in interest rates and interest rate relationships; increasing rates of inflation and slower growth rates; significant declines in the value of commercial real estate; market volatility; demand for products and services; climate impacts; labor markets; the degree of competition by traditional and non-traditional financial services companies; changes in banking regulation or actions by bank regulators; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; potential cyber-attacks, information security breaches, and other criminal activities; litigation liabilities; governmental and regulatory policy changes; the outcomes of existing or future contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; damage to our reputation resulting from adverse publicity, regulatory actions, litigation, operational failures, and the failure to meet client expectations and other facts; changes in the national and local economies, and unstable political and economic environments; difficulties integrating the business of Eastern Michigan Financial Corporation; focus of time and effort of our management team toward integration efforts; the anticipated benefits of the acquisition may not be realized; risks related to the indebtedness incurred to finance the merger; risks associated with the ongoing conversion of the core processing systems; and risk factors described in this Annual Report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the fiscal year ended December 31, 2024.

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

See Note 1 – Significant Accounting Policies in the Notes to our Consolidated Financial Statements in this Annual Report for additional information on our estimation process and methodology related to the allowance. See also Note 3 – Loans and Allowance for Credit Losses in the Notes to our Consolidated Financial Statements in this Annual Report for further information regarding our loan portfolio and allowance.

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

Core Deposit Intangible: In whole bank or bank branch acquisitions, the primary identifiable intangible asset recorded is the value of core deposit intangibles, representing the estimated value of long-term deposit relationships acquired. The determination involves assumptions and estimates, typically determined through discounted cash flow analysis, considering customer attrition/runoff, alternative funding costs, deposit servicing costs, and discount rates. Amortization of core deposit intangibles occurs over estimated useful lives reviewed periodically for reasonableness.  These estimated useful lives, typically ranging from seven to 10 years with an accelerated rate of amortization, are periodically reviewed for reasonableness.  Identifiable intangible assets, including core deposit intangibles, are assessed for impairment when events or changes suggest the carrying value may not be recoverable. Our policy dictates recognition of an impairment loss equal to the difference between the asset’s carrying amount and fair value if the expected undiscounted future cash flows are less than the carrying amount. Estimating future cash flows involves multiple estimates and assumptions, as previously mentioned.

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

INTRODUCTION

This Management’s Discussion and Analysis should be read in conjunction with the consolidated financial statements contained in this Annual Report. This discussion provides information about the consolidated financial condition and results of operations of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank, Eastern Michigan Bank (collectively “our banks”), Mercantile Community Partners LLC ("MCP"), and Mercantile Insurance Center, Inc. (“our insurance company”), a subsidiary of Mercantile Bank. Unless the text clearly suggests otherwise, references to “us,” “we,” “our,” or “the company” include Mercantile Bank Corporation and its wholly owned subsidiaries referred to above.

CLIMATE CHANGE

The potential impact of climate change on our operations and the needs of our customers remains uncertain. Scientists have proposed that the impacts of climate change could include changes in rainfall patterns, water shortages, changes to the water levels of lakes and other bodies of water, changing storm patterns and intensities, and changing temperature levels. These changes could be severe and vary by geographic location. Climate change may also affect the occurrence of certain natural events, the incidence and severity of which are inherently unpredictable, and may impact our borrowers or the value of our loan collateral.

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE MATTERS

Our Enterprise Excellence Committee supports our ongoing commitment to environmental, health and safety, corporate social responsibility, corporate governance, sustainability, and other public policy matters relevant to our organization. The Enterprise Excellence Committee is a cross-functional management committee, with oversight from the Governance and Nominating Committee and the Board of Directors, that assists us in: (1) establishing a cadence of improvement throughout our banks for process efficiency and effectiveness, (2) monitoring and assessing developments related to improving our banks' understanding and execution of governance, environment, and community matters, and (3) recommending communications with employees, investors and stakeholders with respect to governance, environment, and community matters. The Enterprise Excellence Committee met three times during 2025. Highlights for 2025 included continued growth of MCP to facilitate low-income housing tax credits and our investment in energy tax credits, completion of the Enterprise Excellence Report, full utilization of a sustainability reporting platform for data tracking, continued support of first-time home buyer mortgage programs, and over 28,000 hours of volunteering in the community completed by employees. We also maintain a Clawback Policy; an Insider Trading Policy; Code of Ethics; Corporate Governance Guidelines; an Anti-Bribery and Anti-Corruption Policy; an Anti-Money Laundering, Bank Secrecy Act, Customer Identification and Due Diligence Programs Letter; Vendor and Supplier Code of Conduct; Environmental Policy; Human Rights Policy; and Community Supplier Program Policy, which are reviewed and approved by our Board of Directors at least annually and can be found on our website.

FINANCIAL OVERVIEW

On December 31, 2025, we consummated the acquisition of Eastern Michigan Financial Corporation and its wholly owned banking subsidiary, Eastern Michigan Bank, headquartered in Croswell, Michigan.  The newly acquired Eastern Michigan Bank will operate alongside our existing bank, Mercantile Bank, until the first quarter of 2027, at which time we plan to consolidate Eastern Michigan Bank into Mercantile Bank in conjunction with a conversion of our core operating system to a new provider.  Consideration totaled $95.8 million, consisting of 924,999 shares of common stock with an aggregate value of $44.9 million and cash totaling $50.9 million.  The aggregate fair value of assets acquired was $549 million, consisting largely of loans ($201 million) and securities ($198 million).  The aggregate value of liabilities acquired was $476 million, comprised almost exclusively of deposits.  We recorded goodwill of $23.2 million and a core deposit intangible asset of $20.4 million.

We use the word “our” throughout the following discussion to represent Mercantile Bank Corporation’s balance sheets as of December 31, 2024, and December 31, 2025, excluding the impact of the Eastern Michigan Financial Corporation acquisition consummated as of close of business on December 31, 2025.  This format provides for a delineation of Mercantile Bank Corporation’s results during 2025 and the acquisition impact.

We recorded net income of $88.8 million, or $5.47 per basic and diluted share, for 2025, compared with net income of $79.6 million, or $4.93 per basic and diluted share, for 2024.  Growth in net income largely reflected increased net interest income and noninterest income, lower provision expense and reduced federal income tax expense, which more than offset increased noninterest expenses.

Commercial loans increased $211 million, or approximately 6%, during 2025.  Our commercial loans grew $58.6 million during 2025, with Eastern Michigan Bank’s commercial loans aggregating $153 million at year-end 2025.  Our commercial loan growth during 2025 was impacted by increased payoffs and partial paydowns of larger commercial loan relationships totaling $312 million during the year, compared to $194 million during 2024.  As a percentage of total commercial loans, commercial and industrial loans and owner-occupied commercial real estate ("CRE") loans combined equaled 55.0% at December 31, 2025, compared to 54.9% at year-end 2024.  The new commercial loan pipeline remains strong, and at year-end 2025, we had $237 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase.

Residential mortgage loans decreased $36.7 million, or approximately 4%, during 2025.  Our residential mortgage loans declined $60.7 million during 2025, with Eastern Michigan Bank’s residential mortgage loans aggregating $24.0 million at year-end 2025.  Residential mortgage loan originations totaled $521 million during 2025, compared to $485 million in 2024.  Approximately 81% of the residential mortgage loans originated during 2025 were done so with the intent to sell, compared to about 78% and 53% in 2024 and 2023, respectively.  Combined with increased prepayments speeds of our residential mortgage loan portfolio during the past two years, the increase in the percentage of loans sold has resulted in a declining portfolio balance.  The increases in volume of loans originated and percentage of loans sold have had a positive impact on mortgage banking income.

The overall quality of our loan portfolio remains strong, with nonperforming loans totaling $7.9 million, or 0.16% of total loans, as of December 31, 2025.  Our nonperforming loans totaled $6.9 million with Eastern Michigan Bank’s nonperforming loans aggregating $1.0 million at year-end 2025.  Accruing loans past due 30 to 89 days remain very low with very limited foreclosed property activity throughout 2025 at both banks.  Our loan charge-offs totaled $3.1 million during 2025, while recoveries of prior period loan charge-offs totaled $1.2 million, providing for net loan charge-offs of $1.9 million, or 0.04% of average total loans, for the year.

Interest-earning deposits, a vast majority of which is comprised of funds on deposit with the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate risk sensitivity.  The average balance of these funds equaled $309 million during 2025, compared to $237 million in 2024.  The higher average balance primarily reflects an increase in deposits associated with our strategic initiative to lower the loan-to-deposit ratio.

Total deposits increased $586 million during 2025, or approximately 12%.  Our deposits grew $111 million during 2025, with Eastern Michigan Bank’s deposits aggregating $475 million at year-end 2025.  A majority of the growth was in money market, interest checking and local time deposit products.  Securities sold under agreements to repurchase (“sweep accounts”) grew $111 million, while Federal Home Loan Bank of Indianapolis (“FHLBI”) advances declined $60.9 million during 2025.  Wholesale funds, comprised of out-of-area deposits and FHLBI advances, totaled $457 million, or about 8% of total funds, as of December 31, 2025.

Net interest income increased $10.0 million during 2025 compared to 2024.  Interest income was up $8.7 million, in large part reflecting $460 million growth in average earning assets, which more than offset a 32 basis point decline in the yield on average earning assets.  Interest expense was down $1.3 million, primarily reflecting a 35 basis point decline in the cost of interest-bearing liabilities which more than offset growth in interest-bearing liabilities aggregating $415 million.

We recorded a credit loss provision expense of $3.2 million during 2025, compared to $7.4 million during 2024.  The provision expense recorded during 2025 in large part reflected a reserve increase related to changes in the economic forecast, a net increase in specific reserve allocations and a net increase from changes in several qualitative factors, which were partially mitigated by reductions to the allowance for credit losses stemming from faster residential mortgage and consumer loan prepayment speeds that shortened the average durations of the portfolios and lower baseline loss rates.

Noninterest income increased $1.2 million during 2025 compared to 2024, primarily reflecting growth in service charges on deposit accounts, mortgage banking income, credit and debit card income, and payroll service fees, as well as benefit claims on bank owned life insurance policies.  Swap income declined in large part due to a lower volume of new swap transactions.

Noninterest expense increased $10.2 million during 2025 compared to 2024.  Aggregate salary and benefit costs grew $5.3 million, primarily reflecting annual merit pay increases, market adjustments and lower residential mortgage loan deferred salary costs. Increased data processing costs were also recorded during 2025, largely reflecting higher transaction volumes and software support costs, along with the introduction of new treasury management products and services.  Higher allocations to the reserve for unfunded loan commitments were also recorded, largely reflecting a higher level of committed and accepted commercial loans.  Professional fees associated with the acquisition of Eastern Michigan Financial Corporation totaled $1.8 million during 2025.

Despite increased pre-tax income during 2025 compared to 2024, federal income tax expense was $4.0 million lower.  The reduction primarily reflects the acquisition of transferable energy tax credits, combined with net benefits associated with our low-income housing and historical tax credit activities.

FINANCIAL CONDITION

Total assets increased $783 million during 2025, totaling $6.84 billion as of December 31, 2025.  Our total assets increased $211 million during 2025, with Eastern Michigan Bank’s assets totaling $572 million at year-end 2025.  Total loans increased $221 million, securities available for sale were up $372 million and interest-earning deposits grew $82.6 million.  Our loans increased $17.4 million, securities available for sale were up $174 million and interest-earning deposits grew $40.5 million during 2025, with Eastern Michigan Bank’s loans, securities available for sale and interest-earning deposits totaling $204 million, $198 million and $42.1 million at year-end 2025, respectively.  Total deposits increased $586 million during 2025, with our deposits growing $111 million during the year and Eastern Michigan Bank’s deposits aggregating $475 million at year-end 2025.  Sweep accounts grew $111 million, while FHLBI advances declined $60.9 million during 2025.  Shareholders’ equity was up $140 million during 2025.

Earning Assets

Average earning assets equaled 94.5% of average total assets during 2025, compared to 94.7% during 2024.  The loan portfolio continued to comprise a majority of earning assets, followed by securities and other interest-earning assets.  Average total loans equaled 79.9% of average earning assets during 2025, compared to 82.6% in 2024, while average securities and other interest-earning assets comprised 14.1% and 6.0% of average earning assets during 2025 and 12.2% and 5.2% of average earning assets during 2024, respectively.  The decline in the percentage of loans to average earning assets and similar increase in the percentage of securities to average earning assets largely reflect our strategic initiative to reduce our loan-to-deposit ratio.

Our loan portfolio has historically been primarily comprised of commercial loans.  Commercial loans increased $211 million during 2025, and totaled $3.92 billion at year-end 2025.  Our commercial loans grew $58.6 million during 2025, with Eastern Michigan Bank’s commercial loans aggregating $153 million at year-end 2025.  Our multi-family and residential rental property loans were up $59.9 million, commercial and industrial loans increased $47.7 million and vacant land, land development and residential construction loans were up $12.5 million.  Nonowner-occupied CRE loans declined $43.0 million and owner-occupied CRE loans were down $18.5 million.  Our commercial loan growth during 2025 was impacted by increased payoffs and partial paydowns of larger commercial loan relationships totaling $312 million during the year, compared to $194 million during 2024.  Eastern Michigan Bank’s commercial loan portfolio is well-diversified, with owner-occupied CRE loans totaling $48.5 million, commercial and industrial loans aggregating $39.4 million, vacant land, land development and residential construction loans totaling $37.9 million, nonowner-occupied CRE loans aggregating $25.3 million and multi-family and residential rental property loans totaling $1.5 million as of December 31, 2025.  As a percentage of total commercial loans, commercial and industrial loans and owner-occupied CRE loans combined equaled 55.0% as of December 31, 2025, compared to 54.9% at year-end 2024.

Availability on commercial construction and development loans that are in the construction phase totaled $237 million as of December 31, 2025, with most of the funds expected to be drawn over the next 12 to 18 months.  Our current pipeline reports indicate continued strong commercial loan funding opportunities in future periods, including $298 million in new lending commitments, a majority of which we expect to be accepted and funded over the next 12 to 18 months.  Our commercial lenders also report additional opportunities they are currently discussing with existing borrowers and potential new customers.  We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship, as well as concentration limits we have established within our commercial loan portfolio.  Usage of existing commercial lines of credit was relatively stable during 2025 at approximately 44%, a small increase from 2024 but similar to our historical average.

Residential mortgage loans decreased $36.7 million during 2025, and totaled $791 million at year-end 2025.  Our residential mortgage loans declined $60.7 million during 2025, with Eastern Michigan Bank’s residential mortgage loans aggregating $24.0 million at year-end 2025.  Residential mortgage loan originations totaled $521 million during 2025, compared to $485 million in 2024.  Approximately 81% of the residential mortgage loans originated during 2025 were done so with the intent to sell, compared to about 78% and 53% in 2024 and 2023, respectively.  Combined with increased prepayments speeds of our residential mortgage loan portfolio during the past two years, the increase in the percentage of loans sold has resulted in a declining portfolio balance.  The increases in volume of loans originated and percentage of loans sold have had a positive impact on mortgage banking income.

Other consumer-related loans increased $46.5 million during 2025, and totaled $112 million at year-end 2025 with about 74% comprised of home equity lines of credit.  Our consumer loans increased $19.5 million during 2025, with Eastern Michigan Bank’s other consumer-related loans aggregating $27.0 million at year-end 2025.  We expect this loan portfolio segment to remain relatively steady in dollar amount but decline as a percent of total loans in future periods as the commercial loan segment grows.

The following table presents total loans outstanding as of December 31, 2025, according to scheduled repayments of principal on fixed rate loans and repricing frequency on variable rate loans. Floating rate commercial loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

	Less Than	One Through	After
(Dollars in thousands)	One Year	Five Years	Five Years	Total

Construction and land development	$322,222	$42,447	$18,830	$383,499
Real estate - residential properties	168,718	430,199	298,070	896,987
Real estate - multi-family properties	308,169	49,928	2,653	360,750
Real estate - commercial properties	1,334,504	432,061	69,710	1,836,275
Commercial and industrial	1,167,431	120,458	27,350	1,315,239
Consumer	2,594	20,380	6,164	29,138
Total loans	$3,303,638	$1,095,473	$422,777	$4,821,888

Fixed rate loans	$229,553	$666,800	$194,728	$1,091,081
Floating rate loans	3,074,085	428,673	228,049	3,730,807
Total loans	$3,303,638	$1,095,473	$422,777	$4,821,888

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

The overall quality of our loan portfolio remains strong, with nonperforming loans totaling $7.9 million, or 0.16% of total loans, as of December 31, 2025.  Our nonperforming loans totaled $6.9 million with Eastern Michigan Bank’s nonperforming loans aggregating $1.0 million at year-end 2025.  The volume of nonperforming assets has remained under 0.3% of total assets since year-end 2015 and has averaged 0.1% over the past seven years.  Accruing loans past due 30 to 89 days remain very low with very limited foreclosed property activity throughout 2025 at both banks.  Given the low level of nonperforming loans and accruing loans 30 to 89 days delinquent, combined with what we believe are strong credit administration practices, we are pleased with the overall quality of the loan portfolio.

Our loan charge-offs totaled $3.1 million during 2025, while recoveries of prior period loan charge-offs totaled $1.2 million, providing for net loan charge-offs of $1.9 million, or 0.04% of average total loans, for the year.  Loan charge-offs totaled $3.8 million during 2024, while recoveries of prior period loan charge-offs totaled $0.9 million, providing for net loan charge-offs of $2.9 million, or 0.06% of average total loans, for the year.  We continue our collection efforts on charged-off loans, and we expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

The following table reflects the composition of our allowance for credit losses, nonaccrual loans, and net charge-offs as of and for the year ended December 31, 2025.

(Dollars in thousands)	Allowance for Credit Losses	Total Loans	Allowance for Credit Losses to Total Loans	Nonaccrual Loans	Nonaccrual Loans to Total Loans	Allowance for Credit Losses to Nonaccrual Loans	Net Charge-Offs	Net Charge-Offs to Average Loans

Commercial:
Commercial and industrial	$12,576	$1,374,522	0.91%	$1,393	0.10%	902.80%	$(674)	(0.05)%
Vacant land, land development and residential construction	478	117,373	0.41	201	0.17	237.81	(5)	(0.01)
Real estate – owner occupied	7,629	778,869	0.98	517	0.07	1,475.63	(6)	(0.00)
Real estate – non-owner occupied	15,074	1,110,674	1.36	2,732	0.25	551.76	2,800	0.25
Real estate – multi-family and residential rental	5,514	537,224	1.03	0	NA	NA	(17)	(0.00)
Total commercial	41,271	3,918,662	1.05	4,843	0.12	852.18	2,098	0.06
Retail:
1-4 family mortgages	14,199	790,857	1.80	2,946	0.37	481.98	(170)	(0.02)
Other consumer	2,638	112,369	2.35	81	0.07	3,256.79	(67)	(0.09)
Total retail	16,837	903,226	1.86	3,027	0.34	556.23	(237)	(0.03)

Unallocated	83	NA	NA	NA	NA	NA	NA	NA
Total	$58,191	$4,821,888	1.21%	$7,870	0.16%	739.40%	$1,861	0.04%

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

(Dollars in thousands)	Allowance for Credit Losses	Total Loans	Allowance for Credit Losses to Total Loans	Nonaccrual Loans	Nonaccrual Loans to Total Loans	Allowance for Credit Losses to Nonaccrual Loans	Net Charge-Offs	Net Charge-Offs to Average Loans

Commercial:
Commercial and industrial	$7,441	$1,254,586	0.59%	$249	0.02%	2,988.35%	$30	0.00%
Vacant land, land development and residential construction	384	74,753	0.51	0	0	NA	(35)	(0.05)
Real estate – owner occupied	7,186	717,667	1.00	70	0.01	10,265.71	(17)	(0.00)
Real estate – non-owner occupied	9,852	1,035,684	0.95	0	0	NA	0	0
Real estate – multi-family and residential rental	3,184	332,609	0.96	0	0	NA	(26)	(0.01)
Total commercial	28,047	3,415,299	0.82	319	0.01	8,792.16	(48)	(0.00)
Retail:
1-4 family mortgages	18,986	837,406	2.27	3,096	0.37	613.24	(18)	(0.00)
Home equity and other	2,881	51,053	5.64	0	0	NA	98	0.19
Total retail	21,867	888,459	2.46	3,096	0.35	706.30	80	0.01

Unallocated	0	NA	NA	NA	NA	NA	NA	NA
Total	$49,914	$4,303,758	1.16%	$3,415	0.08%	1,461.61%	$32	0.00%

The following table depicts the ratio of our allowance to nonperforming loans:

	12/31/25	12/31/24	12/31/23
Ratio of allowance to nonperforming loans	739.4%	948.3%	1,461.7%

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

See Note 1 - Significant Accounting Policies in this Annual Report for further detailed descriptions of our estimation process and methodology related to the allowance.  See also Note 3 - Loans and Allowance for Credit Losses in this Annual Report for further information regarding our loan portfolio and allowance.

The allowance equaled $58.2 million, or 1.21% of total loans, and over 700% of nonperforming loans, as of December 31, 2025.  The allowance was comprised of $54.2 million in general reserves relating to performing loans and $4.0 million in specific reserves on other loans, primarily nonperforming loans, at year-end 2025.  Loans with an aggregate carrying value of $3.2 million as of December 31, 2025, had been subject to previous partial charge-offs aggregating $3.5 million over the past several years, including $2.8 million during 2025.  As of December 31, 2025, there were $2.7 million of specific reserves allocated to loans that had been subject to a previous partial charge-off.

Although we believe the allowance is adequate to absorb loan losses in our originated loan portfolio as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Securities available for sale increased $372 million during 2025, totaling $1.10 billion as of December 31, 2025.  Our securities available for sale increased $174 million, with Eastern Michigan Bank’s securities available for sale totaling $198 million at year-end 2025.  Our purchases of U.S. Government agency bonds during 2025 aggregated $167 million, while proceeds from matured and called U.S. Government agency bonds totaled $54.0 million.  There were no purchases of U.S. Government agency guaranteed mortgage-backed securities during 2025; principal paydowns on U.S. Government agency guaranteed mortgage-backed securities totaled $3.4 million.  Our purchases of municipal bonds totaled $35.9 million during 2025; proceeds from matured municipal bonds totaled $9.9 million.

The portfolio was primarily comprised of U.S. Government agency bonds (58%), municipal bonds (25%), U.S. Government agency guaranteed mortgage-backed securities (7%), U.S. Treasury securities (5%) and corporate bonds (4%) as of December 31, 2025.  All of our securities are currently designated as available for sale and are therefore stated at fair value. The fair value of securities designated as available for sale as of December 31, 2025 totaled $1.10 billion, including a net unrealized loss of $30.4 million.  The net unrealized loss equaled $63.1 million as of December 31, 2024.  After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that the unrealized losses were due to changing interest rate environments.  We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations.  In addition, the securities portfolio serves a primary interest rate risk management function.  We expect upcoming purchases to generally consist of U.S. Government agency and municipal bonds, with the securities portfolio maintained at about 15% to 17% of total assets.

Market values on our U.S. Government agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government agencies, U.S. Treasury securities, corporate bonds and municipal bonds are generally determined on a monthly basis with the assistance of a third-party vendor.  Evaluated pricing models that vary by type of security and incorporate available market data are utilized. Standard inputs include issuer and type of security, benchmark yields, reported trades, broker/dealer quotes, and issuer spreads.  The market value of certain non-rated securities issued by relatively small municipalities generally located within our markets is estimated at carrying value.  We believe our valuation methodology provides for a reasonable estimation of market value, and that it is consistent with the requirements of accounting guidelines.

FHLBI stock totaled $22.1 million as of December 31, 2025, an increase of $0.6 million during 2025 reflecting Eastern Michigan Bank’s stock investment as of year-end 2025.  Our investment in FHLBI stock is necessary to engage in their advance and other financing programs.  We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

Other interest-earning assets, a vast majority of which is comprised of a deposit with the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate risk sensitivity.  The average deposit balance at the Federal Reserve Bank of Chicago equaled $286 million during 2025 compared to $221 million in 2024.

The following table shows by class of maturities as of December 31, 2025, the amounts and weighted average yields (on a fully taxable-equivalent basis) of investment securities:

	Carrying	Average
(Dollars in thousands)	Value	Yield
Obligations of U.S. Treasury:
One year or less	$10,268	3.58%
Over one through five years	45,233	3.59
Over five through ten years	0	0
Over ten years	0	0
	55,501	3.59
Obligations of U.S. Government agencies:
One year or less	55,076	1.28
Over one through five years	357,012	2.68
Over five through ten years	227,685	3.42
Over ten years	0	0
	639,773	2.82
Obligations of states and political subdivisions:
One year or less	19,045	3.20
Over one through five years	114,379	3.02
Over five through ten years	75,623	3.41
Over ten years	71,020	4.71
	280,067	3.56

Mortgage-backed securities	75,762	4.50
Other investments	51,127	4.57

Totals	$1,102,230	4.71%

Non-Earning Assets

Cash and due from bank balances averaged 0.9% of total assets during 2025, similar to the average level during 2024, with no significant changes expected in future periods.  Net premises and equipment equaled $62.5 million as of December 31, 2025, representing an increase of $9.0 million during 2025.  Our aggregate investments in new and existing offices totaled $6.7 million, while depreciation expense aggregated $5.2 million.  Eastern Michigan Bank’s fixed assets totaled $7.5 million at year-end 2025.  We had no other real estate owned as of December 31, 2025.

Other assets equaled $218 million as of December 31, 2025, reflecting an increase of $48.0 million from year-end 2024.  Our other assets increased $32.7 million during 2025, with Eastern Michigan Bank’s other assets totaling $15.3 million as of December 31, 2025.  The increase is primarily associated with an increase of $35.5 million in receivables from the U.S. Department of Treasury largely reflecting activity in transferrable energy tax credit investments and net growth of $12.2 million in low-income housing and historical tax credit investments.

Source of Funds

Total deposits increased $586 million during 2025, or approximately 12%.  Our deposits grew $111 million during 2025, with Eastern Michigan Bank’s deposits aggregating $475 million at year-end 2025.  A majority of the growth was in money market, interest checking and local time deposit products.  Sweep accounts grew $111 million, while FHLBI advances declined $60.9 million during 2025.  Wholesale funds, comprised of out-of-area deposits and FHLBI advances, totaled $457 million, or about 8% of total funds, as of December 31, 2025.

Our money market, interest-bearing checking and local time deposit accounts increased $124 million, $45.3 million and $24.2 million, respectively, during 2025, largely reflecting growth in deposits from existing customers and initial deposits from new customers stemming from our strategic initiative to grow local deposits to lower the loan-to-deposit ratio.  Our noninterest-bearing checking accounts declined $58.1 million; however, that includes an expected business deposit withdrawal of approximately $90 million made in early 2025 that had been deposited near the end of 2024.  Out-of-area deposits declined $19.2 million, and savings deposits were down $5.2 million as of December 31, 2025.  Eastern Michigan Bank’s deposits were comprised of interest checking accounts totaling $174 million, noninterest-checking accounts aggregating $133 million, savings accounts equaling $93.5 million, money market accounts totaling $57.0 million and time deposits aggregating $17.1 million as of December 31, 2025.

Uninsured deposits totaled approximately $2.9 billion, or about 54% of total deposits, as of December 31, 2025, compared to approximately $2.5 billion, or about 54% of total deposits, as of December 31, 2024.  The uninsured amounts are estimates based on the methodologies and assumptions we use for regulatory reporting requirements.  Our level of uninsured deposits, which has remained relatively stable as a percentage of total deposits, is generally higher than industry averages given our focus on commercial lending.

The balance of certificates of deposit exceeding the FDIC insured limit and their maturity profile as of December 31, 2025 are as follows:

(Dollars in thousands)
Up to three months	$88,138
Three months to six months	103,213
Six months to twelve months	108,745
Over twelve months	74,395

Total certificates of deposit	$374,491

Sweep accounts increased $111 million during 2025, totaling $232 million as of December 31, 2025.  The aggregate balance of this funding type can be subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances that several of the customers maintain.  In addition, we had one customer withdraw a large amount of funds near the end of 2024 that were returned in early 2025.  The average balance of sweep accounts equaled $239 million during 2025, with a high balance of $286 million and a low balance of $115 million.  Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts to overnight interest-bearing repurchase agreements.  Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance.  All of our sweep accounts are accounted for as secured borrowings.

FHLBI advances declined $60.9 million during 2025, totaling $326 million as of December 31, 2025.  Bullet advances aggregating $20.0 million were obtained during 2025, while bullet advance maturities aggregated $80.0 million.  Payments on amortizing advances totaled $0.9 million during 2025.  Bullet advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk, while amortizing advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amount and amortization structure of the underlying advances reflective of the associated commercial loans.  Advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on certain commercial real estate property loans, and substantially all other assets of Mercantile Bank under a blanket lien arrangement.  Our borrowing line of credit at year-end 2025 totaled $1.08 billion, with remaining availability based on collateral of $777 million.

Shareholders’ equity increased $140 million during 2025, totaling $725 million as of December 31, 2025.  Positively impacting shareholders’ equity was net income of $88.8 million, while negatively affecting shareholders’ equity were cash dividends on our common stock totaling $24.0 million.  Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by a total of $4.8 million.  Positively impacting shareholders’ equity during 2025 was a $25.8 million decline in the after-tax net unrealized loss on available for sale securities.  Common stock issued in conjunction with the acquisition of Eastern Michigan Financial Corporation totaled $44.9 million.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED December 31, 2025 and 2024

Summary

We recorded net income of $88.8 million, or $5.47 per basic and diluted share, for 2025, compared to net income of $79.6 million, or $4.93 per basic and diluted share, for 2024. Diluted earnings per share increased $0.54, or 11.0%, during 2025 compared to 2024.

The increase in net income during 2025 compared to 2024 primarily reflected growth in net interest income and lower levels of provisions for credit losses and federal income tax expense, which more than offset increased noninterest expense.  A higher level of noninterest income, mainly reflecting growth in treasury management fees, bank owned life insurance income, mortgage banking income, and payroll services fees, also contributed to the increase in net income.  Net interest income increased during 2025 as growth in earning assets and a decline in the cost of funds more than offset a lower yield on earning assets and growth in interest-bearing liabilities.  The provision expense recorded during 2025 primarily reflected a reserve increase related to changes in the economic forecast, a net increase in specific allocations driven by a significant allocation for a deteriorated commercial construction loan relationship, and a net increase in qualitative factor allocations.  The impacts of these factors were partially offset by reductions in the reserve related to faster residential mortgage and consumer loan prepayment speeds and the associated reduced average lives of the portfolios and changes in baseline loss rates.  The decrease in federal income tax expense during 2025 primarily reflected the recording of tax benefits associated with the acquisition of transferable energy tax credits and investments in low-income housing and historic tax credit structures.  The higher level of noninterest expense during 2025 mainly resulted from increased salary and benefit costs, mainly reflecting annual merit pay increases, market adjustments, and lower residential mortgage loan deferred salary costs, the recording of costs related to the Eastern Michigan Financial Corporation acquisition, growth in data processing costs, and higher allocations to the reserve for unfunded loan commitments.

Net Interest Income

Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings.  Interest income (adjusted for tax-exempt income) and interest expense totaled $331 million and $129 million, respectively, during 2025, providing for net interest income of $202 million.  During 2024, interest income and interest expense equaled $322 million and $130 million, respectively, providing for net interest income of $192 million.  In comparing 2025 with 2024, interest income increased 2.7%, interest expense decreased 1.0%, and net interest income was up 5.2%. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types and levels of assets and liabilities, the interest rate environment, interest rate risk, asset quality, liquidity, and customer behavior also impact net interest income as well as the net interest margin.  The $10.0 million increase in net interest income in 2025 compared to 2024 resulted from growth in earning assets, which more than offset a decreased net interest margin.  During 2025, earning assets averaged $5.83 billion, up $460 million, or 8.6%, from $5.37 billion during 2024.  Average loans increased $222 million, average securities grew $165 million, and average other interest-earning assets were up $73.3 million.  During 2025, the net interest margin equaled 3.47%, down from 3.58% during 2024 due to a lower yield on average earning assets, which more than offset a decreased cost of funds.  The yield on average earning assets was 5.69% during 2025, a decline from 6.01% during 2024.  The decreased yield resulted from a lower yield on loans, a change in earning asset mix, and a reduced yield on other interest-earning assets, which more than offset an improved yield on securities reflecting the reinvestment of relatively low-yielding bonds and portfolio growth activities.  The yield on loans was 6.26%  during 2025, down from 6.59% during 2024 largely due to reduced interest rates on variable-rate commercial loans stemming from the FOMC lowering the targeted federal funds rate by 50 basis points in September of 2024 and 25 basis points in each of November and December of 2024 and September, October, and December of 2025, during which time average variable-rate commercial loans represented approximately 75% of average total commercial loans.  Signifying the success of a strategic initiative to lower the loan-to-deposit ratio and increase on-balance sheet liquidity, higher-yielding loans accounted for a decreased percentage of earning assets and lower-yielding securities represented an increased percentage of earning assets in 2025 compared to 2024.  The decreased yield on other interest-earning assets during 2025 primarily reflected the lower interest rate environment.  The yield on securities equaled 2.86% during 2025, up from 2.29% during 2024.  The cost of funds was 2.22% during 2025, down from 2.43% during 2024, mainly due to decreased rates paid on money market accounts and time deposits, reflecting the reduced interest rate environment that began in September of 2024 in conjunction with the FOMC’s lowering of the targeted federal funds rate.

The following table depicts the average balance, interest earned and paid, and weighted average rate of our assets, liabilities, and shareholders’ equity during 2025, 2024, and 2023. The subsequent table portrays the dollar amount of change in interest income and interest expense of interest-earning assets and interest-bearing liabilities, respectively, segregated between change due to volume and change due to rate. Tax-exempt securities interest income and yield for 2025, 2024, and 2023 have been computed on a tax equivalent basis using a marginal tax rate of 21.0%. Securities interest income was increased by $1.0 million in 2025, 2024, and 2023 for this non-GAAP, but industry standard, adjustment. These adjustments equated to increases in our net interest margin of less than two basis points in 2025 and 2024 and slightly over two basis points in 2023.

	Years ended December 31,
(Dollars in thousands)	2025			2024			2023
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Taxable securities	$650,067	$17,544	2.70%	$500,588	$9,917	1.98%	$458,401	$7,611	1.66%
Tax-exempt securities	172,517	5,975	3.46	157,313	5,143	3.27	148,082	4,683	3.16
Total securities	822,584	23,519	2.86	657,901	15,060	2.29	606,483	12,294	2.03

Loans	4,655,077	291,355	6.26	4,432,671	291,921	6.59	4,046,815	252,393	6.24
Other interest-earning assets	350,589	16,340	4.66	277,247	15,541	5.61	137,006	7,691	5.61
Total earning assets	5,828,250	331,214	5.69	5,367,819	322,522	6.01	4,790,304	272,378	5.69

Allowance for credit losses	(58,142)			(54,396)			(45,590)
Cash and due from banks	58,338			60,223			61,797
Other non-earning assets	340,194			294,009			257,182

Total assets	$6,168,640			$5,667,655			$5,063,693

Interest-bearing checking accounts	$716,456	$10,838	1.51%	$666,814	$9,493	1.42%	$605,220	$5,740	0.95%
Savings deposits	220,450	334	0.15	244,387	368	0.15	310,940	392	0.13
Money market accounts	1,604,297	49,393	3.08	1,279,559	50,596	3.95	899,927	29,149	3.24
Time deposits	988,245	41,945	4.24	867,391	40,938	4.72	567,988	20,163	3.55
Total interest-bearing deposits	3,529,448	102,510	2.90	3,058,151	101,395	3.32	2,384,075	55,444	2.33

Short-term borrowings	239,128	7,464	3.12	224,897	7,717	3.43	206,728	2,847	1.38
Federal Home Loan Bank advances	358,191	11,404	3.18	430,767	13,018	3.02	425,363	11,367	2.67
Other borrowings	142,312	7,772	5.46	140,352	8,286	5.90	139,195	8,155	5.86
Total interest-bearing liabilities	4,269,079	129,150	3.03	3,854,167	130,416	3.38	3,155,361	77,813	2.47

Noninterest checking accounts	1,185,730			1,174,082			1,372,840
Other liabilities	83,378			84,862			58,465
Total liabilities	5,538,187			5,113,111			4,586,666
Average equity	630,453			554,544			477,027
Total liabilities and equity	$6,168,640			$5,667,655			$5,063,693

Net interest income		$202,064			$192,106			$194,565
Rate spread			2.66%			2.63%			3.22%
Net interest margin			3.47%			3.58%			4.06%

	Years ended December 31,
(Dollars in thousands)	2025 over 2024			2024 over 2023
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income
Taxable securities	$7,627	$3,446	$4,181	$2,306	$744	$1,562
Tax exempt securities	832	515	317	460	298	162
Loans	(566)	14,282	(14,848)	39,528	24,914	14,614
Other interest-earning assets	799	3,688	(2,889)	7,850	7,861	(11)

Net change in tax-equivalent interest income	8,692	21,931	(13,239)	50,144	33,817	16,327

Increase (decrease) in interest expense
Interest-bearing checking deposits	1,345	731	614	3,753	634	3,119
Savings deposits	(34)	(36)	2	(24)	(92)	68
Money market accounts	(1,203)	11,322	(12,525)	21,447	14,079	7,368
Time deposits	1,007	5,370	(4,363)	20,775	12,784	7,991
Short-term borrowings	(253)	470	(723)	4,870	271	4,599
Federal Home Loan Bank advances	(1,614)	(2,282)	668	1,651	146	1,505
Other borrowings	(514)	114	(628)	131	68	63
Net change in interest expense	(1,266)	15,689	(16,955)	52,603	27,890	24,713

Net change in tax-equivalent net interest income	$9,958	$6,242	$3,716	$(2,459)	$5,927	$(8,386)

Interest income, which is primarily generated from the loan portfolio, increased $8.7 million during 2025 from that earned in 2024, totaling $331 million in 2025 compared to $322 million in 2024.  The increase in interest income is attributable to growth in average earning assets, which more than offset a lower yield on average earning assets.  During 2025 and 2024, earning assets had an average yield (tax equivalent-adjusted basis) of 5.69% and 6.01%, respectively.  The decreased yield on average earning assets primarily resulted from a lower yield on loans, mainly reflecting reduced interest rates on variable-rate commercial loans stemming from the previously mentioned FOMC rate cuts, a change in earning asset mix, reflecting a decrease in higher-yielding loans and an increase in lower-yielding securities as a percentage of earning assets, and a lower yield on other interest-earning assets, reflecting the decreased interest rate environment.  An enhanced yield on securities, reflecting the reinvestment of relatively low-yielding bonds and portfolio growth activities, positively impacted the yield on average earning assets during 2025.

Interest income generated from the loan portfolio decreased $0.6 million in 2025 compared to the level earned in 2024.  A reduction in the loan yield from 6.59% in 2024 to 6.26% in 2025 resulted in a $14.9 million decrease in interest income, while growth in the loan portfolio during 2025 resulted in a $14.3 million increase in interest income.  The lower yield on loans primarily resulted from a decreased yield on commercial loans, which declined from 7.13% during 2024 to 6.63% during 2025 mainly due to the aforementioned FOMC rate cuts.  Interest income generated from the securities portfolio increased $8.5 million in 2025 compared to the level earned in 2024.  A rise in the yield on securities from 2.29% during 2024 to 2.86% during 2025 resulted in a $4.5 million increase in interest income, while growth in the average balance of the securities portfolio during 2025 resulted in an increase in interest income of $4.0 million.  Interest income generated from other interest-earning assets was up $0.8 million in 2025 compared to 2024, reflecting the net impact of a $3.7 million increase in interest income resulting from growth in these assets and a $2.9 million decrease in interest income resulting from a decreased yield on these assets.  The growth in average securities and other interest-earning assets during 2025 compared to 2024 primarily reflected the ongoing success of our strategic initiatives to grow local deposits and decrease our loan-to-deposit ratio.

Interest expense is generated from interest-bearing deposits and borrowed funds.  Interest expense decreased $1.3 million during 2025 compared to 2024, totaling $129 million and $130 million in the respective periods.  A decline in the cost of interest-bearing liabilities from 3.38% during 2024 to 3.03% during 2025 resulted in a decrease in interest expense of $17.0 million, while growth in the average balance of these liabilities during 2025 compared to 2024 resulted in an increase in interest expense of $15.7 million.  The reduced average cost of interest-bearing liabilities mainly resulted from decreased costs of money market accounts and time deposits, reflecting the lower interest rate environment that began in September of 2024 in conjunction with the FOMC’s lowering of the targeted federal funds rate.  A change in interest-bearing liability mix, consisting of average higher-cost money market accounts and time deposits representing an increased percentage of average interest-bearing liabilities, negatively impacted the cost of interest-bearing liabilities during 2025 compared to 2024.  The growth in these deposits reflected new deposit relationships, increases in existing deposit relationships, and deposit migration.  During 2025, interest-bearing liabilities averaged $4.27 billion, representing an increase of $415 million, or 10.8%, from the $3.85 billion average during 2024; average interest-bearing deposits were up $471 million, while average borrowings declined $56.4 million.

Growth in the average balance of interest-bearing non-time deposits during 2025 compared to 2024 resulted in a $12.0 million increase in interest expense, while a lower average rate paid on these deposits during 2025 compared to 2024 resulted in an $11.9 million decrease in interest expense.  An increase in the average balance of time deposits during 2025 compared to 2024 resulted in a $5.4 million increase in interest expense, while a reduced average rate paid on these deposits during 2025 compared to 2024 resulted in a $4.4 million decrease in interest expense.  A lower average rate paid on short-term borrowings during 2025 compared to 2024 resulted in a $0.7 million reduction in interest expense, while growth in the average balance of these borrowings during 2025 compared to 2024 equated to a $0.5 million increase in interest expense.  A decrease in the average balance of FHLBI advances during 2025 compared to 2024 resulted in a decline in interest expense of $2.3 million, while a higher average rate paid on these borrowings during 2025 compared to 2024 resulted in an increase in interest expense of $0.7 million.  The $0.5 million decrease in interest expense on other borrowings in 2025 compared to 2024 resulted from a lower average rate paid on these borrowings, which was partially mitigated by a slight increase in the average balance of these borrowings.

Provision for Credit Losses

Provisions for credit losses of $3.2 million and $7.4 million were recorded during 2025 and 2024, respectively.  The provision expense recorded during 2025 primarily reflected a $1.9 million reserve increase related to changes in the economic forecast, a $1.8 million net increase in specific allocations driven by a $5.5 million allocation for a commercial construction loan relationship that was placed on nonaccrual during the second quarter of 2025, and a $1.5 million net increase in qualitative factor allocations.  The impacts of these factors were partially offset by $2.3 million and $1.3 million reductions in the reserve related to faster residential mortgage and consumer loan prepayment speeds and the associated reduced average lives of the portfolios and changes in baseline loss rates, respectively.  The provision expense recorded during 2024 mainly reflected allocations necessitated by net loan growth, individual allocations made for two deteriorated commercial loan relationships, changes in qualitative factors, and an increased allocation stemming from slower prepayments speeds on residential mortgage loans, which were partially offset by lower loan loss rates.  Continued strength in loan quality metrics, including low levels of loan charge-offs, during 2025 and 2024 significantly mitigated the amounts of additional reserves imposed by the previously mentioned factors.

Noninterest Income

Noninterest income totaled $41.6 million during 2025, compared to $40.4 million during 2024.  Noninterest income during 2025 included bank owned life insurance death benefit claims of $1.0 million.  Noninterest income during 2024 included bank owned life insurance death benefit claims and gains on the sales of other real estate owned totaling $0.7 million and $0.4 million, respectively.  Excluding these transactions, noninterest income increased $1.3 million in 2025 compared to 2024.  The higher level of noninterest income primarily reflected increased treasury management fees, mortgage banking income, and payroll services fees.  Growth in treasury management and payroll services fees mainly stemmed from new commercial relationships and successful marketing efforts leading to customers’ expanded use of products and services.  The increase in mortgage banking income primarily resulted from rises in the percentage of loans originated with the intent to sell, which equaled approximately 81% in 2025 compared to approximately 78% in 2024, and total loan originations, which were up approximately 7% in 2025 compared to 2024.  Interest rate swap income declined during 2025 compared to 2024, generally reflecting a lower volume of new swap transactions.

Noninterest Expense

Noninterest expense during 2025 was $136 million, compared to $126 million during 2024.  The increase in noninterest expense during 2025 primarily resulted from higher salary and benefit costs, mainly reflecting annual merit pay increases, market adjustments, and lower residential mortgage loan deferred salary costs.  Costs associated with the acquisition of Eastern Michigan Financial Corporation, growth in data processing costs, primarily reflecting increased software support costs, and higher allocations to the reserve for unfunded loan commitments, largely stemming from an increase in commercial loan commitments, also contributed to the higher level of noninterest expense.  Lower depreciation expense, mainly reflecting facility expansion and leasehold improvement projects becoming fully depreciated during 2024, positively impacted noninterest expense during 2025.  Contributions to The Mercantile Bank Foundation totaled $1.1 million and $1.7 million during 2025 and 2024, respectively.

Federal Income Tax Expense

During 2025, we recorded income before federal income tax of $103 million and a federal income tax expense of $14.7 million, compared to income before federal income tax of $98.3 million and a federal income tax expense of $18.7 million during 2024. The $4.0 million decrease in federal income tax expense in 2025 compared to 2024 primarily resulted from the acquisition of transferable energy tax credits and the net benefits from investments in low-income housing and historic tax credit structures, which provided for aggregate tax benefits of $3.5 million and $1.8 million, respectively, the impacts of which were partially offset by a higher level of income before federal income tax.  We recorded net benefits from investments in tax credit structures of $0.2 million during 2024.  The recording of the tax benefits positively impacted our effective tax rate, which equaled 14.2% during 2025, compared to 19.0% during 2024.  The aforementioned bank owned life insurance death benefit claims, substantially all of which were nontaxable, positively impacted the effective tax rates in 2025 and 2024.

CAPITAL RESOURCES

Shareholders’ equity increased $140 million during 2025, totaling $725 million as of December 31, 2025.  Positively impacting shareholders’ equity was net income of $88.8 million, while negatively affecting shareholders’ equity were cash dividends on our common stock totaling $24.0 million.  Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by a total of $4.8 million.  Positively impacting shareholders’ equity during 2025 was a $25.8 million decline in the after-tax net unrealized loss on available for sale securities.  Common stock issued in conjunction with the acquisition of Eastern Michigan Financial Corporation totaled $44.9 million.

We and our banks are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.  As of December 31, 2025, Mercantile Bank’s total risk-based capital ratio was 13.8%, compared to 13.9% at December 31, 2024.  Mercantile Bank’s total regulatory capital increased $16.5 million during 2025, primarily reflecting the net impact of net income totaling $98.7 million and cash dividends paid to us aggregating $84.8 million.  Mercantile Bank’s total risk-based capital ratio was also impacted by a $174 million increase in total risk-weighted assets.  As of December 31, 2025, Mercantile Bank’s total regulatory capital equaled $776 million, or approximately $214 million in excess of the amount necessary to attain the 10.0% minimum total risk-based capital ratio, which is among the requirements to be categorized as “well capitalized.”  Eastern Michigan Bank’s total risk-based capital ratio was 19.0%, or approximately $26 million in excess of the “well capitalized” threshold, as of December 31, 2025.

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

To assist in providing needed funds, we have regularly obtained monies from wholesale funding sources.  Wholesale funds, comprised of deposits from customers outside of our market areas and advances from the FHLBI, totaled $457 million, or approximately 8% of combined deposits and borrowed funds, as of December 31, 2025, compared to $537 million, or about 10% of combined deposits and borrowed funds, as of December 31, 2024.

Sweep accounts increased $111 million during 2025, totaling $232 million as of December 31, 2025.  The aggregate balance of this funding type can be subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances that several of the customers maintain.  In addition, we had one customer withdraw a large amount of funds near the end of 2024 that were returned in early 2025.  The average balance of sweep accounts equaled $239 million during 2025, with a high balance of $286 million and a low balance of $115 million.  Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts to overnight interest-bearing repurchase agreements.  Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance.  All of our sweep accounts are accounted for as secured borrowings.

Information regarding our repurchase agreements as of December 31, 2025 and during 2025 is as follows:

(Dollars in thousands)
Outstanding balance at December 31, 2025	$232,291
Weighted average interest rate at December 31, 2025	2.80%
Maximum daily balance twelve months ended December 31, 2025	$285,679
Average daily balance for twelve months ended December 31, 2025	$239,089
Weighted average interest rate for twelve months ended December 31, 2025	3.12%

FHLBI advances declined $60.9 million during 2025, totaling $326 million as of December 31, 2025.  Bullet advances aggregating $20.0 million were obtained during 2025, while bullet advance maturities aggregated $80.0 million.  Payments on amortizing advances totaled $0.9 million during 2025.  Bullet advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk, while amortizing advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amount and amortization structure of the underlying advances reflective of the associated commercial loans.  Advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on certain commercial real estate property loans, and substantially all other assets of Mercantile Bank under a blanket lien arrangement.  Our borrowing line of credit at year-end 2025 totaled $1.08 billion, with remaining availability based on collateral of $777 million.

We also have the ability to borrow up to $50.0 million on a daily basis through a correspondent bank using an established unsecured federal funds purchased line of credit; the average balance of these borrowings was less than $0.1 million during 2025.  In contrast, our interest-earning deposit account at the Federal Reserve Bank of Chicago averaged $286 million during 2025.  Both banks have lines of credit through the Discount Window of the Federal Reserve Bank of Chicago.  Based on pledged municipal bonds, we could have borrowed up to an aggregate $199 million as of December 31, 2025.  Except for periodic line testing, we have not utilized these lines and we do not plan to access these line of credit in future periods.

The following table reflects, as of December 31, 2025, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
(Dollars in thousands)	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$4,305,095	$0	$0	$0	$4,305,095
Time deposits	914,764	52,774	11,819	0	979,357
Short-term borrowings	232,291	0	0	0	232,291
Federal Home Loan Bank advances	80,900	191,917	32,087	21,317	326,221
Subordinated debentures	0	0	0	51,015	51,015
Subordinated notes	0	0	0	89,657	89,657
Term note	10,000	20,000	0	0	30,000
Premises and equipment leases	1,191	2,061	811	1,141	5,204

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit.  As of December 31, 2025, we had a total of $2.47 billion in unfunded loan commitments and $26.8 million in unfunded standby letters of credit.  Of the total unfunded loan commitments, $2.15 billion were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $296 million were for loan commitments generally expected to be accepted and become funded within the next 12 to 18 months.  We regularly monitor fluctuations in loan balances and commitment levels and include such data in our liquidity management.

The following table depicts our loan commitments at the end of the past three years:

(Dollars in thousands)	12/31/25	12/31/24	12/31/23

Commercial unused lines of credit	$1,755,132	$1,488,782	$1,557,429
Unused lines of credit secured by 1-4 family residential properties	135,021	84,298	74,120
Credit card unused lines of credit	204,783	172,273	142,096
Other consumer unused lines of credit	53,124	33,892	50,063
Commitments to make loans	297,730	295,566	270,403
Standby letters of credit	26,813	26,491	19,393

Total	$2,472,603	$2,101,302	$2,113,504

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

The following table depicts our GAP position as of December 31, 2025:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
(Dollars in thousands)	Months	Months	Years	Years	Total
Assets:
Loans (1)	$3,089,850	$214,762	$1,094,499	$422,777	$4,821,888
Securities available for sale (2)	15,701	90,983	571,220	424,326	1,102,230
Interest-earning deposits	417,319	1,000	250	0	418,569
Mortgage loans held for sale	17,160	0	0	0	17,160
Allowance for credit losses	0	0	0	0	(58,191)
Other assets	0	0	0	0	533,563
Total assets	$3,540,030	$306,745	$1,665,969	$847,103	$6,835,219

Liabilities:
Interest-bearing deposits	3,254,773	625,420	64,593	0	3,944,786
Short-term borrowings	232,291	0	0	0	232,291
Federal Home Loan Bank advances	30,900	50,000	224,004	21,317	326,221
Term note	2,500	7,500	20,000	0	30,000
Other borrowed money	51,015	0	89,657	0	140,672
Noninterest-bearing deposits	0	0	0	0	1,339,666
Other liabilities	0	0	0	0	96,699
Total liabilities	3,571,479	682,920	398,254	21,317	6,110,335
Shareholders' equity	0	0	0	0	724,884
Total liabilities & shareholders' equity	$3,571,479	$682,920	$398,254	$21,317	$6,835,219

Net asset (liability) GAP	$(31,449)	$(376,175)	$1,267,715	$825,786

Cumulative GAP	$(31,449)	$(407,624)	$860,091	$1,685,877

Percent of cumulative GAP to total assets	(0.5)%	(6.0)%	12.6%	24.7%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of December 31, 2025.

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

We conducted multiple simulations as of December 31, 2025, in which it was assumed that changes in market interest rates occurred ranging from up 300 basis points to down 400 basis points in equal quarterly instalments over the next twelve months.  The following table reflects the suggested dollar and percentage changes in net interest income over the next twelve months in comparison to the $234 million in net interest income projected using our balance sheet amounts and anticipated replacement rates as of December 31, 2025.  The resulting estimates are generally within our policy parameters established to manage and monitor interest rate risk.

(Dollars in thousands)	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 400 basis points	$13,500	5.8%
Interest rates down 300 basis points	20,000	8.5
Interest rates down 200 basis points	(4,900)	(2.1)
Interest rates down 100 basis points	(5,400)	(2.3)
Interest rates up 100 basis points	5,900	2.5
Interest rates up 200 basis points	12,100	5.2
Interest rates up 300 basis points	18,400	7.9

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

Shareholders and Board of Directors

Mercantile Bank Corporation

Grand Rapids, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mercantile Bank Corporation (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes  (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated February 27, 2026, expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Qualitative Adjustment

Critical Audit Matter Description

As described in Notes 1 and 3 to the consolidated financial statements, management’s estimate of the allowance for credit losses (ACL) at December 31, 2025, includes a reserve on collectively evaluated loans. The reserve on collectively evaluated loans is based on the bank’s historical loss rate adjusted for changes in macroeconomic conditions and qualitative factors. The reserve is based on an institution-specific historical average loss rate applied over the remaining life of loans. During each reporting period, management considers the need to adjust the historical loss rates to reflect the extent to which they expect current conditions and reasonable and supportable economic forecasts to differ from the conditions that existed for the period over which the historical loss information was determined. Management’s adjustment for qualitative factors is based on the impact of changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; changes in the experience, ability, and depth of lending management and staff; changes in the volume and severity of past-due loans, nonaccrual loans, and adversely classified loans; changes in the quality of the credit review function; changes in the value of underlying collateral dependent loans and existence and effect of any concentrations of credit; and any changes in the effect of other factors, such as competition, legal and regulatory requirements, and historical loss rate information.

Significant judgment was required by management in the selection and measurement of qualitative factor adjustments. Accordingly, performing audit procedures to evaluate the Company’s estimated ACL involved a high degree of auditor judgment and required significant effort, including the involvement of professionals with specialized skill and knowledge.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the Company’s estimate of the ACL included, but were not limited to, the following:

●	We tested the design and operating effectiveness of management’s controls over the determination of the qualitative factor adjustments.

●

We obtained an understanding of management’s process for determining the need for qualitative factor adjustments, identifying appropriate factors, and measuring the direction and magnitude of the adjustment.

●	We evaluated management's rationale for determining qualitative adjustments were relevant and warranted for each loan segment and assessed the measurement of qualitative factor adjustments applied by management to segments with significant qualitative factors.

●	Where applicable, we tested the accuracy and completeness of data used by management in the measurement of qualitative factor adjustments or vouched factors to relevant external data sources.

●

We assessed changes in qualitative factors against overall trends in credit quality within the Company and broader trends within the industry and local and national economies to evaluate reasonableness of management’s qualitative factor adjustments.

●	We performed an independent calculation of the expected credit losses based on company specific loss history over the expected remaining life.

/s/ Plante & Moran, PLLC

Plante & Moran, PLLC

We have served as the Company’s auditor since 2023.

Grand Rapids, Michigan

February 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Mercantile Bank Corporation

Grand Rapids, Michigan

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting as of December 31, 2025 of Mercantile Bank Corporation (the "Company"), based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the criteria established in the COSO framework.

We also have audited the accompanying consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”), in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"). Our report dated February 27, 2026, expresses an unqualified opinion.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report by Mercantile Bank Corporation’s Management on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws, the applicable rules and regulations of the Securities and Exchange Commission, and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

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

February 27, 2026

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

On December 31, 2025, the Company completed the merger with Eastern Michigan Financial Corporation. The Company is in the process of evaluating the existing controls and procedures of Easter Michigan Financial Corporation and integrating Eastern Michigan Financial Corporation into the Company’s internal controls over financial reporting. In accordance with the SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal controls over financial reporting for the year in which the acquisition is completed, the Company has excluded Eastern Michigan Financial Corporation from the assessment of the effectiveness of internal controls over financial reporting as of December 31, 2025. Eastern Michigan Financial Corporation represented 8.4% of the Company’s total assets as of December 31, 2025.

Management assessed the Company’s system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2025, Mercantile Bank Corporation maintained an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles based on those criteria.

The Company’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting as found on page F-25.

Mercantile Bank Corporation

/s/ Raymond E. Reitsma

Raymond E. Reitsma

President and Chief Executive Officer

/s/ Charles E. Christmas

Charles E. Christmas

Executive Vice President, Chief Financial Officer and Treasurer

MERCANTILE BANK CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2025 and 2024

(Dollars in thousands)	2025	2024
ASSETS
Cash and due from banks	$54,755	$56,991
Interest-earning deposits	418,569	336,019
Total cash and cash equivalents	473,324	393,010

Securities available for sale	1,102,230	730,352
Mortgage loans held for sale	17,160	15,824

Loans	4,821,888	4,600,781
Allowance for credit losses	(58,191)	(54,454)
Loans, net	4,763,697	4,546,327

Premises and equipment, net	62,468	53,427
Bank owned life insurance	105,342	93,839
Goodwill	72,656	49,473
Core deposit intangible	20,388	0
Other assets	217,954	169,909

Total assets	$6,835,219	$6,052,161

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$1,339,666	$1,264,523
Interest-bearing	3,944,786	3,433,843
Total deposits	5,284,452	4,698,366

Securities sold under agreements to repurchase	232,291	121,521
Federal Home Loan Bank advances	326,221	387,083
Subordinated debentures	51,015	50,330
Subordinated notes	89,657	89,314
Term note	30,000	0
Accrued interest and other liabilities	96,699	121,021
Total liabilities	6,110,335	5,467,635

Commitments and contingent liabilities (Note 12)

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; 0 shares outstanding at December 31, 2025 and December 31, 2024	0	0
Common stock, no par value; 40,000,000 shares authorized; 17,181,096 shares outstanding at December 31, 2025 and 16,146,374 shares outstanding at December 31, 2024	349,431	299,705
Retained earnings	399,448	334,646
Accumulated other comprehensive gain/(loss)	(23,995)	(49,825)
Total shareholders’ equity	724,884	584,526

Total liabilities and shareholders’ equity	$6,835,219	$6,052,161

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2025, 2024 and 2023

(Dollars in thousands, except per share data)	2025	2024	2023
Interest income
Loans, including fees	$291,355	$291,921	$252,393
Securities, taxable	17,544	9,917	7,611
Securities, tax-exempt	4,955	4,123	3,663
Interest-earning deposits	16,340	15,541	7,691
Total interest income	330,194	321,502	271,358

Interest expense
Deposits	102,510	101,395	55,444
Short-term borrowings	7,464	7,717	2,847
Federal Home Loan Bank advances	11,404	13,018	11,367
Subordinated debentures and other borrowings	7,772	8,286	8,155
Total interest expense	129,150	130,416	77,813

Net interest income	201,044	191,086	193,545

Provision for credit losses	3,200	7,400	7,700

Net interest income after provision for credit losses	197,844	183,686	185,845

Noninterest income
Mortgage banking activities	13,021	12,301	7,595
Credit and debit card fees	9,207	8,821	8,914
Service charges on deposit and sweep accounts	8,134	6,842	4,954
Payroll processing	3,473	3,058	2,509
Earnings on bank owned life insurance	3,293	2,555	1,500
Interest rate swap program fees	1,957	3,210	3,946
Other income	2,523	3,602	2,725
Total noninterest income	41,608	40,389	32,143

Noninterest expense
Salaries and benefits	83,198	77,924	68,801
Data processing	15,273	13,772	11,618
Occupancy	8,511	8,643	9,150
Furniture and equipment rent, depreciation and maintenance	3,357	3,716	3,464
FDIC insurance costs	2,715	2,497	2,258
Advertising	1,664	1,604	1,565
Charitable foundation contributions	1,066	1,708	666
Acquisition costs	1,815	0	0
Other expense	18,360	15,925	17,767
Total noninterest expense	135,959	125,789	115,289

Income before federal income tax expense	103,493	98,286	102,699

Federal income tax expense	14,740	18,693	20,482

Net income	$88,753	$79,593	$82,217

Earnings per common share:
Basic	$5.47	$4.93	$5.13
Diluted	$5.47	$4.93	$5.13

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2025, 2024 and 2023

(Dollars in thousands)	2025	2024	2023
Net income	$88,753	$79,593	$82,217

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	32,697	836	18,804
Total other comprehensive income (loss)	32,697	836	18,804
Tax effect of unrealized holding gains (losses) on securities available for sale	(6,867)	(174)	(3,950)
Total tax effect of other comprehensive income (loss)	(6,867)	(174)	(3,950)
Other comprehensive income (loss), net of tax effect	25,830	662	14,854

Comprehensive income (loss)	$114,583	$80,255	$97,071

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2025, 2024 and 2023

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

Years ended December 31, 2025, 2024 and 2023

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

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

Years ended December 31, 2025, 2024 and 2023

				Accumulated
				Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
(Dollars in thousands except per share amounts)	Stock	Stock	Earnings	Income/(Loss)	Equity

Balances, January 1, 2025	$0	$299,705	$334,646	$(49,825)	$584,526

Employee stock purchase plan (2,954 shares)		128			128

Dividend reinvestment plan (16,848 shares)		772			772

Stock grants to directors for retainer fees (10,007 shares)		444			444

Stock-based compensation expense		3,473			3,473

Common stock issued to acquire Eastern Michigan Financial Corp. (924,999 shares)		44,909			44,909

Cash dividends ($1.50 per common share)			(23,951)		(23,951)

Net income for 2025			88,753		88,753

Change in net unrealized gain/(loss) on securities available for sale, net of tax effect				25,830	25,830

Balances, December 31, 2025	$0	$349,431	$399,448	$(23,995)	$724,884

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2025, 2024 and 2023

(Dollars in thousands)	2025	2024	2023

Cash flows from operating activities
Net income	$88,753	$79,593	$82,217
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,797	10,505	11,496
Provision for credit losses	3,200	7,400	7,700
Deferred income tax expense (benefit)	2,085	(397)	(2,036)
Stock-based compensation expense	3,473	3,316	3,384
Stock grants to directors for retainer fees	444	423	350
Proceeds from sales of mortgage loans held for sale	435,121	384,784	196,217
Origination of mortgage loans held for sale	(423,868)	(370,201)	(204,727)
Net gain on sales of mortgage loans held for sale	(12,589)	(11,800)	(6,532)
Loss from sale of mortgage loans	0	112	0
Net gain from sales and valuation write-downs of foreclosed assets	0	(290)	(419)
Net (gain) loss from sale and write-downs on former bank premises	0	(83)	2
Net loss from sales and disposals of premises and equipment	24	13	471
Earnings on bank owned life insurance	(3,293)	(2,555)	(1,500)
Net (gain) loss on instruments designated at fair value and related derivatives	63	(203)	257
Net change in:
Accrued interest receivable	(130)	(1,595)	(4,330)
Other assets	(59,097)	(25,797)	(30,189)
Accrued interest and other liabilities	(22,010)	27,893	14,252
Net cash from operating activities	17,973	101,118	66,613

Cash flows from investing activities
Purchases of securities available for sale	(203,366)	(173,618)	(19,941)
Proceeds from maturities, calls and repayments of securities available for sale	67,317	61,777	24,142
Loan originations and payments, net	(19,250)	(309,834)	(387,283)
Proceeds from sale of mortgage loans	0	9,839	0
Net cash received from acquisition of Eastern Michigan Financial Corp.	53,569	0	0
Purchases of Federal Home Loan Bank stock	0	0	(3,792)
Purchases of bank owned life insurance	0	(7,000)	(3,500)
Proceeds from bank owned life insurance death benefit claims	2,790	1,357	0
Purchases of premises and equipment and lease activity	(6,764)	(8,530)	(6,687)
Proceeds from sales of former bank premises	0	283	598
Proceeds from sales of foreclosed assets	0	290	531
Net cash for investing activities	(105,704)	(425,436)	(395,932)

Cash flows from financing activities
Net increase in time deposits	5,048	159,727	422,781
Net (decrease) increase in all other deposits	106,140	637,721	(234,674)
Net (decrease) increase in securities sold under agreements to repurchase	110,770	(108,213)	35,394
Proceeds from term note issuance	30,000	0	0
Proceeds from Federal Home Loan Bank advances	20,000	10,000	240,000
Maturities of Federal Home Loan Bank advances	(80,862)	(90,827)	(80,353)
Employee stock purchase plan	128	50	45
Dividend reinvestment plan	772	810	891
Payment of cash dividends to common shareholders	(23,951)	(22,473)	(21,004)
Net cash from financing activities	168,045	586,795	363,080

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31, 2025, 2024 and 2023

(Dollars in thousands)	2025	2024	2023

Net change in cash and cash equivalents	80,314	262,477	33,761
Cash and cash equivalents at beginning of period	393,010	130,533	96,772
Cash and cash equivalents at end of period	$473,324	$393,010	$130,533

Supplemental disclosures of cash flows information
Cash paid during the year for:
Interest	$129,430	$129,228	$72,024
Federal income taxes*	44,842	21,400	24,850
Noncash financing and investing activities:
Common stock issued in connection with acquisition of Eastern Michigan Financial Corp.	44,909	0	0
Transfers from loans to foreclosed assets	0	0	112
Transfers from bank premises to other real estate owned	0	0	800

*Federal income taxes include amounts paid for the acquisition of transferable federal income tax credits.

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Mercantile Bank Corporation (“Mercantile”) and its subsidiaries, Mercantile Bank and Eastern Michigan Bank (collectively "our banks"), and Mercantile Community Partners LLC ("MCP"), and of Mercantile Insurance Center, Inc. (“our insurance company”), a subsidiary of Mercantile Bank, after elimination of significant intercompany transactions and accounts.

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

Nature of Operations: Mercantile was incorporated on July 15, 1997, to establish and own Mercantile Bank based in Grand Rapids, Michigan. Mercantile Bank began operations on December 15, 1997. Mercantile Bank completed the merger of Firstbank Corporation, a Michigan corporation with approximately $1.5 billion in total assets and 46 branch locations, into Mercantile as of June 1, 2014. On December 31, 2025, Mercantile completed the merger of Eastern Michigan Financial Corporation, and its wholly owned banking subsidiary, Eastern Michigan Bank, with approximately $572 million in total assets and 11 branch locations. Mercantile will operate for a period of time as a two-bank holding company. The newly acquired Eastern Michigan Bank will operate alongside Mercantile Bank until the first quarter of 2027, at which time Mercantile plans to consolidate Eastern Michigan Bank into Mercantile Bank.

Mercantile is a financial holding company whose principal activity is the ownership and management of Mercantile Bank and Eastern Michigan Bank. Both Mercantile Bank and Eastern Michigan Bank are community-based financial institutions. Their primary deposit products are checking, saving, and term certificate accounts, and their primary lending products are commercial loans, residential mortgage loans, and instalment loans. Substantially all loans are secured by specific items of collateral, including business assets, real estate or consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by commercial or residential real estate. We have no material foreign loans or significant overdraft balances. Our banks' loan accounts and retail deposits are primarily with customers located in the communities in which we have bank office locations. As an alternative source of funds, our banks have also issued certificates of deposit to depositors outside of their primary market areas.

Our insurance company acquired an existing shelf insurance agency effective April 15, 2002. An Agency and Institution Agreement was entered into among our insurance company, Mercantile Bank and Hub International for the purpose of providing programs of mass marketed personal lines of insurance. Insurance product offerings include private passenger automobile, homeowners, personal inland marine, boat owners, recreational vehicle, dwelling fire, umbrella policies, small business and life insurance products, all of which are provided by and written through companies that have appointed Hub International as their agent. To date, we have not provided the insurance products noted above and currently have no plans to do so.

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
December 31, 2025

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Changes in the allowance are recorded as provisions for (or reversals of) credit loss expense. Losses are charged against the allowance when the collectibility of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2025, there was no allowance related to the available for sale debt securities portfolio.

Interest income includes amortization of purchase premiums and accretion of discounts. Premiums and discounts on securities are amortized or accreted on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Accrued interest receivable on available for sale debt securities totaling $5.5 million and $3.6 million at December 31, 2025 and 2024, respectively, was reported in other assets on the Consolidated Balance Sheets. Management has made the accounting policy election to exclude accrued interest receivable on available for sale securities from the estimate of credit losses as accrued interest is written off in a timely manner when deemed uncollectible.

Loans: Loans that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding adjusted for partial charge-offs and the allowance, net of deferred loan fees and costs and purchase premiums and discounts.  Interest income on loans is accrued over the term of the loans primarily using the simple interest method based on the principal balance outstanding. Accrued interest is included in other assets in the Consolidated Balance Sheets. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan or loan commitment period as an adjustment to the related loan yield.

The December 31, 2025, acquisition of Eastern Michigan Bank resulted in the recognition of $1.5 million of net purchased loan discounts. Purchased loan discounts were measured at the time of acquisition based upon the difference between the initial amortized cost basis and the par value of the loan. The premiums and discounts will be amortized into interest income over the life of the loans.

Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Net unamortized deferred loan costs amounted to $1.3 million and $2.2 million at  December 31, 2025 and 2024, respectively.

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

Commercial Loan Participations: As part of our credit risk administration practices and to manage exposure limits, we engage in commercial loan participations with other financial institutions from time-to-time. In all instances, the commercial loans are participated at par with no loan yield adjustments; therefore, no gain or loss on sale, or servicing right, is recorded. We retain a large portion of the loan exposure and continue to service the lending relationship. Commercial loan participations aggregated $71.8 million and $48.6 million as of December 31, 2025 and 2024, respectively.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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

Year-end mortgage loans held for sale were as follows:

(Dollars in thousands)	2025	2024
Mortgage loans held for sale	$17,160	$15,824
Less: Allowance to adjust to lower of cost or market	0	0
Mortgage loans held for sale, net	$17,160	$15,824

Mortgage Loan Derivatives: We enter into forward contracts and interest rate lock commitments in the ordinary course of business, which are accounted for as derivatives. The derivatives are not designated as hedges and are carried at fair value. The net gain or loss on derivatives is included in mortgage banking activities in the Consolidated Statements of Income. The net balance of mortgage loan derivatives aggregated to an asset of $0.3 million as of  December 31, 2025, and an asset of $0.1 million as of December 31, 2024.

Mortgage Banking Activities: Income derived from mortgage banking activities include the net gain on sale of mortgage loans, originated mortgage servicing rights, and servicing fee income net of mortgage servicing rights amortization expense. The net gain on sale of mortgage loans represents the premium received in excess of the unpaid principal balance plus net origination fees.

Originated mortgage loan servicing rights are recorded at fair value at the time of sale and amortized in proportion to, and over the period of, estimated net servicing revenues. At each period end, impairment is evaluated based on the fair value of the rights using groupings of the underlying mortgage loans as to interest rates. Any impairment of a grouping is reported as a valuation allowance. We have identified four classes of mortgage servicing rights based on the initial term of the underlying mortgage loans: 10 years, 15 years, 20 years and 30 years. We distinguish between these classes based on the differing sensitivities to the change in value from changes in mortgage interest rates. Any impairment of a grouping is reported as a valuation allowance. Servicing fees are earned for servicing mortgage loans and are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Purchased loans are recorded at fair value at the time of acquisition and distinguished between purchased seasoned loans ("PSL"), purchased credit deteriorated loans ("PCD loans"), and non-seasoned new acquisitions. PSL are loans purchased at least 90 days after its original origination date and without significant credit deterioration. PCD loans are acquired loans that have experienced a more-than-insignificant decline in credit quality since their origination. We considered all loans that were currently 60 days or more past due, ever on nonaccrual status, had ever been past due three or more times, consumer loans with borrower credit scores below 600, or commercial loans rated monitor, special mention, substandard or doubtful to be PCD loans. There were no non-seasoned new acquisition loans during 2025, 2024 and 2023.

PSL and PCD loans are accounted for using the gross-up approach prescribed in Accounting Standards Codification 326, Financial Instruments - Credit Losses. The gross-up approach requires recognition of an allowance for the estimate of credit losses at the acquisition date. The allowance is recorded with an offsetting gross-up adjustment to the purchase price of the acquired financial asset.

Accrued interest receivable on loans totaling $17.5 million and $17.3 million as of December 31, 2025 and 2024, respectively, is included in other assets on the Consolidated Balance Sheets. We elected not to measure an allowance for accrued interest receivable and instead elected to reverse interest income on loans that are placed on nonaccrual status, which is generally when the loan becomes 90 days past due, or earlier if we believe the collection of interest is doubtful. We believe this policy results in the timely reversal of uncollectible interest.

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
December 31, 2025

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from our banks and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) our banks do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets. Our transfers of financial assets are generally limited to commercial loan participations sold and residential mortgage loans sold in the secondary market.

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

Foreclosed Assets: Assets acquired through or in lieu of foreclosure are initially recorded at their estimated fair value net of estimated selling costs, establishing a new cost basis. If fair value subsequently declines, a valuation allowance is recorded through noninterest expense, as are collection and operating costs after acquisition. We had no foreclosed assets as of December 31, 2025 and 2024.

Bank Owned Life Insurance: Our banks have purchased life insurance policies on certain key officers. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized. Increases in the net cash surrender value of the policies, as well as insurance proceeds received, are recorded as noninterest income on the Consolidated Statements of Income and are not subject to income taxes.

Goodwill: The acquisition method of accounting requires that assets and liabilities acquired in a business combination to be recorded at fair value as of the acquisition date. The valuation of assets and liabilities often involves estimates based on third-party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. This typically results in goodwill, the amount by which the cost of net assets acquired in a business combination exceeds their fair value, which is subject to impairment testing at least annually. We review goodwill for impairment on an annual basis as of October 1 or more often if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value. Based on our annual impairment analysis of goodwill as of October 1, it was determined that the fair value was in excess of its respective carrying value as of October 1, 2025; therefore, goodwill was considered not impaired. Subsequent to the analysis of goodwill, on December 31, 2025, we acquired Eastern Michigan Financial Corporation, resulting in the recognition of $23.2 million of goodwill. Goodwill recognized from the acquisition of Eastern Michigan Financial Corporation is further discussed in Note 17 - Business Combinations.

Repurchase Agreements: Our banks sell certain securities under agreements to repurchase. The agreements are treated as collateralized financing transactions, with the obligations to repurchase the securities sold reflected as liabilities and the securities underlying the agreements remaining in assets in the Consolidated Balance Sheets.

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
December 31, 2025

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The following table depicts our sources of noninterest income presented in the Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023 that are scoped within Topic 606:

(Dollars in thousands)	2025	2024	2023

Credit and debit card fees	$9,207	$8,821	$8,914
Service charges on deposit and sweep accounts	8,134	6,842	4,954
Payroll processing	3,473	3,058	2,509
Customer service fees	876	797	801

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

Customer Service Fees: We earn fees by providing a variety of other services to our customers, such as wire transfers, check ordering, sales of cashier checks, and rentals of safe deposit boxes. Generally, fees are recognized and collected daily, concurrently with the point in time we fulfill the customer request. Safe deposit box rentals are on annual contracts, with fees generally earned at the time of the contract signing or renewal. Customer service fees are recorded as other noninterest income on our Consolidated Statements of Income.

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
December 31, 2025

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Earnings Per Share: Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under our stock-based compensation plans using the treasury stock method. Our unvested stock awards, which contain non-forfeitable rights to dividends whether paid or unpaid (i.e., participating securities), are included in the number of shares outstanding for both basic and diluted earnings per share calculations. In the event of a net loss, our unvested stock awards are excluded from the calculations of both basic and diluted earnings per share. There were no dilutive shares outstanding during the years ended  December 31, 2025, 2024 and 2023. Weighted average common shares outstanding were 16,237,974, 16,130,696, and 16,015,678 during the years ended  December 31, 2025, 2024 and 2023.

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income and other comprehensive income (loss). Accumulated other comprehensive gain/(loss) includes unrealized gains and losses on securities available for sale. Accumulated other comprehensive gain/(loss) was comprised of the following as of  December 31, 2025, 2024 and 2023:

(Dollars in thousands)	2025	2024	2023

Unrealized gains (losses) on securities available for sale	$(30,373)	$(63,070)	$(63,906)
Tax effect	6,378	13,245	13,419
Accumulated other comprehensive gain/(loss)	$(23,995)	$(49,825)	$(50,487)

Derivatives: Derivative financial instruments are recognized as assets or liabilities at fair value. The accounting for changes in the fair value of derivatives depends on the use of the derivatives and whether the derivatives qualify for hedge accounting. Used as part of our asset and liability management to help manage interest rate risk, our derivatives have historically generally consisted of interest rate swap agreements that qualified for hedge accounting. We do not use derivatives for trading purposes. Changes in the fair value of derivatives that are designated, for accounting purposes, as a hedge of the variability of cash flows to be received on various assets and liabilities and are effective are reported in other comprehensive income. They are later reclassified into earnings in the same periods during which the hedged transaction affects earnings and are included in the line item in which the hedged cash flows are recorded. If hedge accounting does not apply, changes in the fair value of derivatives are recognized immediately in current earnings as interest income or expense. We had no derivative instruments designated as hedges as of December 31, 2025 and 2024.

Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. We do not believe there are any such matters outstanding that would have a material effect on the financial statements.

Recent Accounting Changes Adopted:  Accounting Standards Updated No. 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans. This update expands the population of acquired financial instruments subject to the gross-up approach in Topic 326. In accordance with the amendments in this update, loans (excluding credit cards) acquired without credit deterioration and deemed "seasoned" are purchased seasoned loans and accounted for using the gross-up approach at acquisition. This update takes effect for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods with adoption being applied prospectively to loans that are acquired on or after the initial application date. We have adopted the standard and included the required disclosures in our financial statements.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 2 – SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive gain/(loss) were as follows at year-end 2025 and 2024:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
2025
U.S. Treasury notes and bonds	$55,501	$0	$0	$55,501
U.S. Government agency debt obligations	661,841	4,343	(26,411)	639,773
Mortgage-backed securities	80,475	14	(4,727)	75,762
Municipal general obligation bonds	217,283	1,946	(4,166)	215,063
Municipal revenue bonds	66,376	180	(1,552)	65,004
Other investments	51,127	0	0	51,127
	$1,132,603	$6,483	$(36,856)	$1,102,230
2024
U.S. Government agency debt obligations	$542,676	$131	$(47,226)	$495,581
Mortgage-backed securities	31,696	4	(6,332)	25,368
Municipal general obligation bonds	187,484	513	(7,827)	180,170
Municipal revenue bonds	31,066	89	(2,422)	28,733
Other investments	500	0	0	500
	$793,422	$737	$(63,807)	$730,352

Securities with unrealized losses at year-end 2025 and 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
2025
U.S. Treasury notes and bonds	$0	$0	$0	$0	$0	$0
U.S. Government agency debt obligations	41,380	234	350,926	26,177	392,306	26,411
Mortgage-backed securities	0	0	22,945	4,727	22,945	4,727
Municipal general obligation bonds	4,465	23	102,736	4,143	107,201	4,166
Municipal revenue bonds	2,956	13	19,893	1,539	22,849	1,552
Other investments	0	0	0	0	0	0
	$48,801	$270	$496,500	$36,586	$545,301	$36,856
2024
U.S. Government agency debt obligations	$113,942	$2,379	$361,171	$44,847	$475,113	$47,226
Mortgage-backed securities	194	1	24,865	6,331	25,059	6,332
Municipal general obligation bonds	63,387	1,117	92,153	6,710	155,540	7,827
Municipal revenue bonds	2,840	28	21,865	2,394	24,705	2,422
Other investments	0	0	0	0	0	0
	$180,363	$3,525	$500,054	$60,282	$680,417	$63,807

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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

At December 31, 2025, 607 debt securities with estimated fair values totaling $545 million had unrealized losses aggregating $36.9 million. At December 31, 2024, 843 debt securities with estimated fair values totaling $680 million had unrealized losses aggregating $63.8 million. At December 31, 2025, unrealized losses aggregating $31.1 million were attributable to bonds issued or guaranteed by agencies of the U.S. federal government, while unrealized losses totaling $5.7 million were associated with bonds issued by state-based municipalities. After considering the issuers of the bonds and taking into account the fact that no municipal issuer had been subject to a credit rating downgrade by bond credit rating agencies, we determined that the unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to represent credit losses.

The amortized cost and fair values of debt securities at December 31, 2025, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Treasury notes and bonds, U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$85,205	$84,389
Due from one to five years	529,700	516,624
Due from five to ten years	316,053	303,308
Due after ten years	70,043	71,020
Mortgage-backed securities	80,475	75,762
Other investments	51,127	51,127
	$1,132,603	$1,102,230

No securities were sold during the last three years.

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $252 million and $219 million at December 31, 2025 and December 31, 2024, respectively, with estimated market values of $249 million and $209 million at the respective dates. Securities issued by all other states and their political subdivisions had both a combined amortized cost and estimated fair value of $31.3 million as of December 31, 2025. We had no securities issued by all other states and their political subdivisions as of December 31, 2024. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $232 million and $122 million at December 31, 2025 and 2024, respectively. The carrying value of U.S. Government agency debt obligations that are pledged to secure specific customer deposits was $12.6 million and $11.7 million as of December 31, 2025 and 2024, respectively.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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

Our loan portfolio segments as of December 31, 2025 were as follows:

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Year-end loans disaggregated by class of loan within the loan portfolio segments were as follows:

					Percent
	December 31, 2025		December 31, 2024		Increase
(Dollars in thousands)	Balance	%	Balance	%	(Decrease)

Commercial:
Commercial and industrial	$1,374,522	28.5%	$1,287,308	28.0%	6.8%
Vacant land, land development, and residential construction	117,373	2.4	66,936	1.5	75.4
Real estate – owner occupied	778,869	16.2	748,837	16.3	4.0
Real estate – non-owner occupied	1,110,674	23.0	1,128,404	24.5	(1.6)
Real estate – multi-family and residential rental	537,224	11.2	475,819	10.3	12.9
Total commercial	3,918,662	81.3	3,707,304	80.6	5.7

Retail:
1-4 family mortgages	790,857	16.4	827,597	18.0	(4.4)
Other consumer loans	112,369	2.3	65,880	1.4	70.6
Total retail	903,226	18.7	893,477	19.4	1.1

Total loans	$4,821,888	100.0%	$4,600,781	100.0%	4.8%

Concentrations within the loan portfolio were as follows at year end:

	2025		2024
		Percentage		Percentage
		of		of
		Loan		Loan
(Dollars in thousands)	Balance	Portfolio	Balance	Portfolio
Commercial real estate loans to lessors of non-residential buildings	$759,127	15.7%	$822,402	17.9%

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2025:

							Recorded
			Greater				Balance >
	30 – 59	60 – 89	Than 89				89
	Days	Days	Days	Total		Total	Days and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing

Commercial:
Commercial and industrial	$294	$0	$0	$294	$1,374,228	$1,374,522	$0
Vacant land, land development, and residential construction	67	0	0	67	117,306	117,373	0
Real estate – owner occupied	219	0	29	248	778,621	778,869	0
Real estate – non-owner occupied	0	0	2,732	2,732	1,107,942	1,110,674	0
Real estate – multi-family and residential rental	0	0	0	0	537,224	537,224	0
Total commercial	580	0	2,761	3,341	3,915,321	3,918,662	0

Retail:
1-4 family mortgages	992	409	156	1,557	789,300	790,857	0
Other consumer loans	585	40	5	630	111,739	112,369	0
Total retail	1,577	449	161	2,187	901,039	903,226	0

Total past due loans	$2,157	$449	$2,922	$5,528	$4,816,360	$4,821,888	$0

An age analysis of past due loans is as follows as of December 31, 2024:

							Recorded
			Greater				Balance >
	30 – 59	60 – 89	Than 89				89
	Days	Days	Days	Total		Total	Days and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing

Commercial:
Commercial and industrial	$5	$0	$864	$869	$1,286,439	$1,287,308	$0
Vacant land, land development, and residential construction	12	0	0	12	66,924	66,936	0
Real estate – owner occupied	0	0	0	0	748,837	748,837	0
Real estate – non-owner occupied	0	0	0	0	1,128,404	1,128,404	0
Real estate – multi-family and residential rental	0	0	0	0	475,819	475,819	0
Total commercial	17	0	864	881	3,706,423	3,707,304	0

Retail:
1-4 family mortgages	2,365	713	182	3,260	824,337	827,597	0
Other consumer loans	112	0	0	112	65,768	65,880	0
Total retail	2,477	713	182	3,372	890,105	893,477	0

Total past due loans	$2,494	$713	$1,046	$4,253	$4,596,528	$4,600,781	$0

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Nonaccrual loans as of December 31, 2025 were as follows:

	Recorded
	Principal	Related
(Dollars in thousands)	Balance	Allowance
With no allowance recorded:
Commercial:
Commercial and industrial	$170	$0
Vacant land, land development and residential construction	201	0
Real estate – owner occupied	517	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	888	0

Retail:
1-4 family mortgages	1,892	0
Other consumer loans	81	0
Total retail	1,973	0

Total with no allowance recorded	$2,861	$0

With an allowance recorded:
Commercial:
Commercial and industrial	$1,223	$1,063
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	2,732	2,732
Real estate – multi-family and residential rental	0	0
Total commercial	3,955	3,795

Retail:
1-4 family mortgages	1,054	224
Other consumer loans	0	0
Total retail	1,054	224

Total with an allowance recorded	$5,009	$4,019

Total nonaccrual loans:
Commercial	$4,843	$3,795
Retail	3,027	224
Total nonaccrual loans	$7,870	$4,019

Nonaccrual loans represent the entire balance of collateral dependent loans. As of December 31, 2025 and 2024, all collateral dependent loans were secured by real estate, with the exception of those classified as commercial and industrial, which were secured by accounts receivable, inventory, and equipment. Interest income recognized on nonaccrual loans totaled $1.0 million in 2025, $0.3 million in 2024 and $0.2 million in 2023, reflecting the collection of interest at the time of principal pay-off.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
December 31, 2025

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
December 31, 2025

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

Loans by credit quality indicators were as follows as of December 31, 2025:

Commercial credit exposure – credit risk profiled by internal credit risk grades:

		Commercial
		Vacant Land,			Commercial
		Land	Commercial	Commercial	Real Estate -
	Commercial	Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
(Dollars in thousands)	Industrial	Construction	Occupied	Occupied	Rental

Internal credit risk grade groupings:
Grades 1 – 4	$655,390	$55,915	$493,696	$434,725	$151,521
Grades 5 – 7	704,704	61,257	277,700	673,217	385,703
Grades 8 – 9	14,428	201	7,473	2,732	0
Total commercial	$1,374,522	$117,373	$778,869	$1,110,674	$537,224

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	1-4 Family	Other
(Dollars in thousands)	Mortgages	Consumer Loans

Performing	$787,911	$112,288
Nonperforming	2,946	81
Total retail	$790,857	$112,369

Loans by credit quality indicators were as follows as of December 31, 2024:

Commercial credit exposure – credit risk profiled by internal credit risk grades:

		Commercial
		Vacant Land,			Commercial
		Land	Commercial	Commercial	Real Estate -
	Commercial	Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
(Dollars in thousands)	Industrial	Construction	Occupied	Occupied	Rental

Internal credit risk grade groupings:
Grades 1 – 4	$629,851	$25,191	$466,400	$432,244	$173,109
Grades 5 – 7	637,183	41,740	275,506	688,178	302,100
Grades 8 – 9	20,274	5	6,931	7,982	610
Total commercial	$1,287,308	$66,936	$748,837	$1,128,404	$475,819

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	1-4 Family	Other
(Dollars in thousands)	Mortgages	Consumer Loans

Performing	$824,622	$65,880
Nonperforming	2,975	0
Total retail	$827,597	$65,880

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table reflects loan balances as of December 31, 2025 based on year of origination:

								Revolving	Grand
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Loans	Total
Commercial:
Commercial and Industrial:
Grades 1 – 4	$82,163	$57,225	$38,063	$12,554	$35,423	$14,878	$240,306	$415,084	$655,390
Grades 5 – 7	143,638	125,617	46,445	23,137	5,396	3,092	347,325	357,379	704,704
Grades 8 – 9	2,189	0	732	0	0	327	3,248	11,180	14,428
Total	$227,990	$182,842	$85,240	$35,691	$40,819	$18,297	$590,879	$783,643	$1,374,522
Current-period gross write-offs	$0	$4	$84	$0	$0	$0	$88	$7	$95

Vacant Land, Land Development and Residential Construction:
Grades 1 – 4	$22,242	$4,849	$1,703	$7,676	$2,410	$6,752	$45,632	$10,283	$55,915
Grades 5 – 7	37,052	13,281	1,635	2,295	520	5,743	60,526	731	61,257
Grades 8 – 9	0	0	0	0	201	0	201	0	201
Total	$59,294	$18,130	$3,338	$9,971	$3,131	$12,495	$106,359	$11,014	$117,373
Current-period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Owner Occupied:
Grades 1 – 4	$135,403	$137,672	$51,266	$77,169	$66,198	$18,302	$486,010	$7,686	$493,696
Grades 5 – 7	81,750	59,874	51,642	53,479	20,585	9,085	276,415	1,285	277,700
Grades 8 – 9	0	0	3,502	2,674	0	1,297	7,473	0	7,473
Total	$217,153	$197,546	$106,410	$133,322	$86,783	$28,684	$769,898	$8,971	$778,869
Current-period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Non-Owner Occupied:
Grades 1 – 4	$93,669	$83,447	$55,500	$65,525	$73,727	$53,148	$425,016	$9,709	$434,725
Grades 5 – 7	145,795	153,731	170,018	77,964	69,335	51,411	668,254	4,963	673,217
Grades 8 – 9	2,732	0	0	0	0	0	2,732	0	2,732
Total	$242,196	$237,178	$225,518	$143,489	$143,062	$104,559	$1,096,002	$14,672	$1,110,674
Current-period gross write-offs	$0	$0	$2,800	$0	$0	$0	$2,800	$0	$2,800

Real Estate – Multi-Family and Residential Rental:
Grades 1 – 4	$40,264	$13,603	$32,341	$9,449	$32,465	$23,399	$151,521	$0	$151,521
Grades 5 – 7	165,703	55,785	128,190	27,959	1,862	6,204	385,703	0	385,703
Grades 8 – 9	0	0	0	0	0	0	0	0	0
Total	$205,967	$69,388	$160,531	$37,408	$34,327	$29,603	$537,224	$0	$537,224
Current-period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Total Commercial	$952,600	$705,084	$581,037	$359,881	$308,122	$193,638	$3,100,362	$818,300	$3,918,662
Current-period gross write-offs	$0	$4	$2,884	$0	$0	$0	$2,888	$7	$2,895

Retail:
1-4 Family Mortgages:
Performing	$62,063	$52,546	$102,023	$280,078	$181,242	$107,389	$785,341	$2,570	$787,911
Nonperforming	0	241	451	1,047	347	860	2,946	0	2,946
Total	$62,063	$52,787	$102,474	$281,125	$181,589	$108,249	$788,287	$2,570	$790,857
Current-period gross write-offs	$0	$7	$85	$22	$61	$3	$178	$0	$178

Other Consumer Loans:
Performing	$6,574	$8,299	$7,056	$3,358	$1,274	$894	$27,455	$84,833	$112,288
Nonperforming	0	0	0	9	5	42	56	25	81
Total	$6,574	$8,299	$7,056	$3,367	$1,279	$936	$27,511	$84,858	$112,369
Current-period gross write-offs	$20	$2	$6	$0	$0	$0	$28	$14	$42
Total Retail	$68,637	$61,086	$109,530	$284,492	$182,868	$109,185	$815,798	$87,428	$903,226
Current-period gross write-offs	$20	$9	$91	$22	$61	$3	$206	$14	$220

Grand Total	$1,021,237	$766,170	$690,567	$644,373	$490,990	$302,823	$3,916,160	$905,728	$4,821,888
Current-period gross write-offs	$20	$13	$2,975	$22	$61	$3	$3,094	$21	$3,115

There were lines of credit with principal balances of $0.7 million as of December 31, 2024 that were converted to term loans during 2025.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Mercantile Bank uses a migration to loss methodology to determine historical loss rates for commercial loans given the comprehensive loan grading process employed by Mercantile Bank for over two decades, while an open pool approach is best suited for retail loans given the smaller dollar size of the segments. A baseline loss rate is produced at each reporting date for each loan portfolio segment using bank-specific loan charge-off and recovery data over a defined historical look-back period. The look-back period represents the number of data periods that will be used to calculate a baseline loss rate for each loan portfolio segment. We determined that the look-back period commencing on January 1, 2011 through the reporting date was reasonable and appropriate for the calculation of historical loss rates for both  December 31, 2025 and 2024.

Mercantile Bank's historical loss rate is then applied to future loan balances at the instrument level based on remaining contractual life adjusted for amortization, prepayment and default to develop a baseline lifetime loss. Our prepayment speed assumptions are developed at the loan segment level based upon the consideration of all relevant data in which we believe will impact anticipated customer behavior including changes in interest rates, economic conditions, and underlying property valuations. For the commercial loan portfolio segments, we assumed a 2% prepayment speed as of both December 31, 2025 and 2024 as we deemed there to be no considerable changes from historical experience. For the retail 1-4 family mortgage and retail other consumer portfolios, we increased the prepayment speed from 7.8% as of December 31, 2024 to 9.5% as of December 31, 2025. This increase shortened the average lives of the portfolios in which the loss rates were applied, resulting in a decrease to the allowance of $2.3 million. This change in assumption was driven by lower long-term interest rates and the compositions of the underlying portfolios.

During each reporting period, we also consider the need to adjust the historical loss rates as determined to reflect the extent to which we expect current conditions and reasonable and supportable economic forecasts to differ from the conditions that existed for the period over which the historical loss information was determined. These qualitative adjustments may increase or decrease our estimate of expected future credit losses. As of December 31, 2025 and 2024, we used a one-year reasonable and supportable economic forecast period, with a six-month straight-line reversion period for all loan segments. The economic forecasts used for our  December 31, 2025 and 2024 allowance calculations reflected allowance balance reductions of $0.3 million and $2.2 million, respectively.

The allowance for PSL and PCD loans acquired from the acquisition of Eastern Michigan Bank were measured at the loan segment level using proxy expected lifetime loss rates adjusted for qualitative risk factors, including lending management experience, loan review and audit results, asset quality and portfolio trends, loan portfolio growth, industry concentrations, trends in underlying collateral, external factors, and economic conditions not already captured.

Individual loans exhibiting unique risk characteristics, which differentiate the loans from other loans within the loan segments and are evaluated for expected credit losses on an individual basis, totaled $7.9 million and $7.4 million as of December 31, 2025 and 2024, respectively. Individual allowance allocations totaled $4.0 million and $2.2 million as of December 31, 2025 and 2024, respectively.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The allowance for credit losses for the year ended December 31, 2025 is as follows:

		Commercial
		vacant land,			Commercial
		land			real estate –
		development	Commercial	Commercial	multi-family
	Commercial	and	real estate –	real estate –	and	1-4	Other
	and	residential	owner	non-owner	residential	family	consumer
(Dollars in thousands)	industrial	construction	occupied	occupied	rental	mortgages	loans	Unallocated	Total

Beginning balance	$11,165	$367	$7,671	$10,919	$3,667	$18,702	$1,936	$27	$54,454
Provision for credit losses	438	(418)	(654)	6,626	1,810	(4,974)	316	56	3,200
Charge-offs	(95)	0	0	(2,800)	0	(178)	(42)	0	(3,115)
Recoveries	769	5	6	0	17	348	109	0	1,254
Initial allowance on PSL	283	496	569	323	20	289	313	0	2,293
Initial allowance on PCD loans	16	28	37	6	0	12	6	0	105

Ending balance	$12,576	$478	$7,629	$15,074	$5,514	$14,199	$2,638	$83	$58,191

The allowance for credit losses for the year ended December 31, 2024 is as follows:

		Commercial
		vacant land,			Commercial
		land			real estate –
		development	Commercial	Commercial	multi-family
	Commercial	and	real estate –	real estate –	and	1-4	Other
	and	residential	owner	non-owner	residential	family	consumer
(Dollars in thousands)	industrial	construction	occupied	occupied	rental	mortgages	loans	Unallocated	Total

Beginning balance	$7,441	$384	$7,186	$9,852	$3,184	$18,986	$2,881	$0	$49,914
Provision for credit losses	7,109	(22)	314	1,067	468	(474)	(1,089)	27	7,400
Charge-offs	(3,750)	0	0	0	0	(33)	(54)	0	(3,837)
Recoveries	365	5	171	0	15	223	198	0	977

Ending balance	$11,165	$367	$7,671	$10,919	$3,667	$18,702	$1,936	$27	$54,454

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The allowance for credit losses for the year ended December 31, 2023 is as follows:

		Commercial
		vacant land,			Commercial
		land			real estate –
		development	Commercial	Commercial	multi-family
	Commercial	and	real estate –	real estate –	and		Other
	and	residential	owner	non-owner	residential	1-4 family	consumer
(Dollars in thousands)	industrial	construction	occupied	occupied	rental	mortgages	loans	Unallocated	Total

Beginning balance	$10,203	$490	$5,914	$9,242	$2,191	$14,027	$160	$19	$42,246
Credit risk reclassifications	90	0	0	0	0	(697)	607	0	0
Balances, December 31, 2022 after reclassifications	10,293	490	5,914	9,242	2,191	13,330	767	19	42,246
Provision for credit losses	(2,822)	(141)	1,255	610	967	5,638	2,212	(19)	7,700
Charge-offs	(218)	0	(54)	0	0	(414)	(177)	0	(863)
Recoveries	188	35	71	0	26	432	79	0	831

Ending balance	$7,441	$384	$7,186	$9,852	$3,184	$18,986	$2,881	$0	$49,914

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents the period-end amortized cost basis of modifications to borrowers experiencing financial difficulty by type of modification made during the year ended:

	December 31, 2025			December 31, 2024
	Interest Rate		Principal	Interest Rate		Principal
(Dollars in thousands)	Reduction	Term Extension	Forgiveness	Reduction	Term Extension	Forgiveness
Commercial:
Commercial and industrial	$0	$9,250	$0	$0	$6,574	$0
Vacant land, land development and residential construction	0	0	0	0	0	0
Real estate – owner occupied	0	0	0	0	42	0
Real estate – non-owner occupied	0	0	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	0	0	0
Total commercial	$0	$9,250	$0	$0	$6,616	$0

Retail:
1-4 family mortgages	0	0	0	0	0	0
Other consumer loans	0	0	0	0	0	0
Total retail	$0	$0	$0	$0	$0	$0

Total loans	$0	$9,250	$0	$0	$6,616	$0

Loans listed under Term Extension were generally granted a series of short-term maturity extensions as part of the workout process and associated forbearance agreement.

The following table presents the period-end amortized cost basis of loans that have been modified in the past twelve months as of December 31, 2025, to borrowers experiencing financial difficulty by payment status and loan segment:

		30 – 89 Days	90 + Days
(Dollars in thousands)	Current	Past Due	Past Due	Total
Commercial:
Commercial and industrial	$9,250	$0	$0	$9,250
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	0	0	0	0
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	$9,250	$0	$0	$9,250

Retail:
1-4 family mortgages	0	0	0	0
Other consumer loans	0	0	0	0
Total retail	$0	$0	$0	$0

Total loans	$9,250	$0	$0	$9,250

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 4 - PREMISES AND EQUIPMENT, NET

Year-end premises and equipment were as follows:

(Dollars in thousands)	2025	2024

Land and improvements	$16,250	$14,021
Buildings	68,733	62,365
Furniture and equipment	31,585	26,657
	116,568	103,043
Less: accumulated depreciation	(54,100)	(49,616)

Total premises and equipment	$62,468	$53,427

Depreciation expense totaled $5.2 million for 2025, and $6.0 million for both 2024 and 2023.

We enter into facility leases in the normal course of business. As of December 31, 2025, we were under lease contracts for eleven of our branch facilities. The leases have maturity dates ranging from August, 2026 through May, 2048, with a weighted average life of 9.4 years as of December 31, 2025. All of our leases have multiple three- to five-year extensions; however, these were not factored in the lease maturities and weighted average lease term as it is not reasonably certain we will exercise the options.

Leases are classified as either operating or finance leases at the lease commencement date, with all of our current leases determined to be operating leases. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term, while lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date at the estimated present value of lease payments over the lease term. We use our incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments. The weighted average discount rate for leases was 6.52% as of December 31, 2025.

The right-of-use assets, included in premises and equipment, net on our Consolidated Balance Sheets, and the lease liabilities, included in other liabilities on our Consolidated Balance Sheets, totaled $3.9 million and $4.4 million as of December 31, 2025, and  December 31, 2024, respectively. As permitted by applicable accounting standards, we have elected not to recognize short-term leases with original terms of twelve months or less on our Consolidated Balance Sheets. Total operating lease expense associated with the leases aggregated $1.6 million, $1.6 million and $2.0 million in 2025, 2024 and 2023, respectively.

Future lease payments were as follows as of December 31, 2025:

(Dollars in thousands)
2026	$1,191
2027	1,119
2028	942
2029	738
2030	73
Thereafter	1,141
Total undiscounted lease payments	5,204
Less effect of discounting	(1,312)

Present value of future lease payments (lease liability)	$3,892

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 5 – MORTGAGE LOAN SERVICING

Mortgage loans serviced for others are not reported as assets on the Consolidated Balance Sheets. The year-end aggregate unpaid principal balances of mortgage loans serviced for others were as follows:

(Dollars in thousands)	2025	2024

Mortgage loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$1,422,337	$1,364,485
Federal Home Loan Bank	264,517	176,540
Other	0	9,805

Total mortgage loans serviced for others	$1,686,854	$1,550,830

Custodial escrow balances, which are reported as deposits on the Consolidated Balance Sheets, maintained in connection with serviced loans were $14.5 million and $10.9 million as of December 31, 2025 and 2024, respectively.

Activity for capitalized mortgage loan servicing rights, which are reported as other assets on the Consolidated Balance Sheets, during 2025 and 2024 was as follows:

(Dollars in thousands)	2025	2024

Balance at beginning of year	$12,475	$11,343
Additions	4,544	4,465
Acquired from Eastern Michigan Bank	439	0
Amortized to expense	(3,854)	(3,333)

Balance at end of year	$13,604	$12,475

Mortgage servicing rights result from our mortgage loan origination activities. Late and ancillary fees, included as part of mortgage banking income and reported as noninterest income in the Consolidated Statements of Income, aggregated less than $0.1 million during 2025 and 2024.

We determined that no valuation allowance was necessary as of December 31, 2025 or December 31, 2024. The estimated fair value of mortgage servicing rights was $21.4 million and $21.0 million as of December 31, 2025 and 2024, respectively. The fair value of mortgage servicing rights is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. As of December 31, 2025, fair value was determined using a discount rate of 10.00%, a weighted average constant prepayment rate of 9.13%, depending on the stratification of the specific right, and a weighted average delinquency rate of 0.76%. As of December 31, 2024, fair value was determined using a discount rate of 10.50%, a weighted average constant prepayment rate of 7.81%, depending on the stratification of the specific right, and a weighted average delinquency rate of 0.68%.

The weighted average amortization period was 8.2 years and 8.7 years as of December 31, 2025 and 2024, respectively.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 6 – DEPOSITS

Deposits at year end are summarized as follows:

					Percent
(Dollars in thousands)	December 31, 2025		December 31, 2024		Increase
	Balance	%	Balance	%	(Decrease)

Noninterest-bearing checking	$1,339,666	25.4%	$1,264,523	26.9%	5.9%
Interest-bearing checking	957,598	18.1	738,291	15.7	29.7
Money market	1,697,604	32.1	1,516,436	32.3	11.9
Savings	310,227	5.9	221,900	4.7	39.8
Time deposits	848,844	16.1	807,517	17.2	5.1
Total local deposits	5,153,939	97.6	4,548,667	96.8	13.3

Out-of-area time, $100,000 and over	130,513	2.4	149,699	3.2	(12.8)

Total deposits	$5,284,452	100.0%	$4,698,366	100.0%	12.5%

Out-of-area time deposits consist of deposits obtained from depositors outside of our primary market areas exclusively through deposit brokers.

The following table depicts the maturity distribution for time deposits at year end:

(Dollars in thousands)	2025	2024

In one year or less	$914,764	$880,165
In one to two years	43,444	53,660
In two to three years	9,330	14,315
In three to four years	8,398	2,301
In four to five years	3,421	6,775

Total certificates of deposit	$979,357	$957,216

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 6 – DEPOSITS (Continued)

Time deposits of more than $250,000 totaled $551 million and $570 million at year-end 2025 and 2024, respectively.

Deposit overdrafts, which are reported as loans on the Consolidated Balance Sheets, totaled $0.6 million and $1.0 million as of December 31, 2025 and 2024, respectively.

NOTE 7 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Information regarding securities sold under agreements to repurchase at year end is summarized below:

(Dollars in thousands)	2025	2024

Outstanding balance at year end	$232,291	$121,521
Weighted average interest rate at year end	2.80%	2.17%

Average daily balance during the year	$239,089	$224,878
Weighted average interest rate during the year	3.12%	3.43%

Maximum daily balance during the year	$285,679	$278,227

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

NOTE 8 - OTHER BORROWINGS

FHLBI bullet advances totaled $300 million at December 31, 2025, and were expected to mature at varying dates from January 2026 through June 2030, with fixed rates of interest from 0.90% to 4.50% and averaging 3.27%. FHLBI bullet advances totaled $360 million at December 31, 2024, and were expected to mature at varying dates from January 2025 through January 2029, with fixed rates of interest from 0.70% to 4.54% and averaging 3.10%.

Maturities of FHLBI bullet advances as of December 31, 2025 were as follows:

(Dollars in thousands)
2026	$80,000
2027	100,000
2028	90,000
2029	10,000
2030	20,000
Thereafter	0

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 8 - OTHER BORROWINGS (Continued)

FHLBI amortizing advances totaled $26.2 million and $27.1 million as of December 31, 2025 and 2024, respectively, with an average fixed rate of 2.52% and maturities in 2042. FHLBI amortizing advances are obtained periodically to assist in managing interest rate risk associated with certain longer-term fixed rate commercial loans, with annual principal payments that closely align with the scheduled amortization of the underlying commercial loans.

Scheduled principal payments on FHLBI amortizing advances as of December 31, 2025 were as follows:

(Dollars in thousands)
2026	$900
2027	938
2028	979
2029	1,022
2030	1,065
Thereafter	21,317

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of Mercantile Bank under a blanket lien arrangement. Our borrowing line of credit as of December 31, 2025 totaled $1.08 billion, with remaining availability based on collateral of $777 million.

On December 15, 2021, we entered into Subordinated Note Purchase Agreements with certain institutional accredited investors pursuant to which we issued and sold $75.0 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes (“Notes”). The Notes have a stated maturity of January 30, 2032, and are redeemable by us at our option, in whole or in part, on or after January 30, 2027 on any interest payment date at a redemption of price of 100% of the principal amount of the Notes being redeemed. The Notes are not subject to redemption at the option of the holder. The Notes will bear interest at a fixed rate of 3.25% per year until January 29, 2027. Commencing on January 30, 2027 and through the stated maturity date of January 30, 2032, the interest rate will reset quarterly at a variable rate equal to the then-current Three-Month Term SOFR plus 212 basis points. On December 15, 2021, we injected $70.0 million of the issuance proceeds into Mercantile Bank as an increase to equity capital.

On January 14, 2022, we issued an additional $15.0 million of Notes to certain institutional accredited investors, reflecting an expansion of the $75.0 million issuance completed on December 15, 2021. The additional $15.0 million issuance was completed on the same terms as the prior offering and under the existing indenture. On January 14, 2022, we injected $15.0 million of the issuance proceeds into Mercantile Bank as an increase to equity capital.

Our unamortized debt issuance costs were $0.3 million and $0.7 million as of December 31, 2025 and 2024, respectively.

On December 24, 2025, we entered into a credit agreement with U.S. Bank National Association for a $30.0 million term note. The term loan bears interest at an annual rate equal to 1.70% plus the greater of (a) zero percent (0.0%) and (b) the one-month forward-looking term rate based on SOFR. Interest and principal are payable beginning March 15, 2026, and on the same date of each third month thereafter, plus a final payment equal to all unpaid interest and principal. Principal shall be paid in installments of $2.5 million each. The term loan matures on December 24, 2028. Mercantile is permitted to prepay the term note evidencing the term loan in full or in part at any time without indemnity, premium or penalty.

NOTE 9 - FEDERAL INCOME TAXES

Pretax income is entirely related to domestic activities; we did not have any foreign operations, tax expense or tax benefits. The consolidated income tax expense was as follows:

(Dollars in thousands)	2025	2024	2023

Current expense	$12,655	$19,090	$22,518
Deferred expense (benefit)	2,085	(397)	(2,036)

Tax expense	$14,740	$18,693	$20,482

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 9 - FEDERAL INCOME TAXES (Continued)

A reconciliation of the differences between the federal income tax expense recorded and the amount computed by applying the federal statutory rate to income before income taxes were as follows:

(Dollars in thousands)	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent

Tax at U.S. statutory rate	$21,734	21.0%	$20,640	21.0%	$21,567	21.0%
Tax credits net of proportional amortization and tax losses	(1,929)	(1.9)	(266)	(0.3)	24	0.0
Discount of purchased tax credits	(3,525)	(3.4)	0	NA	0	NA
Non-taxable or non-deductible items
Tax-exempt interest, net of interest expense disallowance	(1,265)	(1.2)	(1,027)	(1.0)	(862)	(0.8)
Bank owned life insurance	(683)	(0.7)	(529)	(0.5)	(303)	(0.3)
Non-deductible expenses	538	0.5	241	0.2	213	0.2
Other	(130)	(0.1)	(366)	(0.4)	(157)	(0.2)

Tax expense	$14,740	14.2%	$18,693	19.0%	$20,482	19.9%

The statutory tax rate was 21% for 2025, 2024 and 2023. We did not record any state income taxes.

Significant components of deferred tax assets and liabilities, included in other assets on our Consolidated Balance Sheets, as of December 31, 2025 and 2024 were as follows:

(Dollars in thousands)	2025	2024
Deferred income tax assets
Allowance for credit losses	$12,228	$11,435
Deferred compensation	375	269
Stock compensation	977	1,011
Nonaccrual loan interest income	220	192
Unrealized loss on securities	6,379	13,245
Lease liability	792	928
Net operating loss carryforward	1,525	0
Other	850	567
Deferred tax asset	23,346	27,647

Deferred income tax liabilities
Depreciation	321	259
Prepaid expenses	780	685
Mortgage loan servicing rights	2,857	2,620
Deferred loan fees and costs	266	471
Right of use lease asset	792	928
Securities discount accretion	2,056	686
Business combination adjustments	4,849	1,626
Other	167	163
Deferred tax liability	12,088	7,438

Total net deferred tax asset	$11,258	$20,209

As of December 31, 2025, we had net operating loss carryforwards of $7.3 million related to the acquisition of Eastern Michigan Financial Corporation. The ability to utilize the net operating loss in future periods is limited based on the value of Eastern Michigan Financial Corporation's value at the time of the ownership change and applicable federal rates. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. We determined that no valuation allowance was required at year-end 2025 or 2024.

We had no unrecognized tax benefits at any time during 2025 or 2024. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed at any time during 2025 or 2024. We are no longer no longer subject to examination by taxing authorities for years before 2022.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 10 – STOCK-BASED COMPENSATION

Stock-based compensation plans are used to provide directors and employees with an increased incentive to contribute to our long-term performance and growth, to align the interests of directors and employees with the interests of our shareholders through the opportunity for increased stock ownership and to attract and retain directors and employees. Stock-based compensation, reported as noninterest expense in the Consolidated Statements of Income, totaled $3.5 million, $3.3 million and $3.4 million in 2025, 2024 and 2023, respectively. The Stock Incentive Plan of 2023 that was approved by shareholders in May, 2023.

Under the Stock Incentive Plan of 2023, incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards. Incentive awards that are stock options or stock appreciation rights are granted with an exercise price not less than the closing price of our common stock on the date of grant.  Price, vesting and expiration date parameters are determined by Mercantile’s Compensation Committee on a grant-by-grant basis.  No payments are required from employees for restricted stock awards.  The restricted stock awards granted during the years 2023 through 2025 fully vest after three years and, in the case of performance-based restricted stock issued to executive officers in 2023 through 2025, are subject to the attainment of pre-determined performance goals.  At year-end 2025, there were approximately 292,600 shares authorized for future incentive awards.

A summary of restricted stock activity during the year ended December 31, 2025 is as follows:

		Weighted
		Average
	Shares	Fair Value

Nonvested at beginning of year	228,646	$35.84
Grants	84,685	50.34
Vested	(109,158)	32.10
Forfeited	(4,771)	42.70

Nonvested at end of year	199,402	$43.31

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 10 – STOCK-BASED COMPENSATION (Continued)

Of the restricted stock shares granted in 2025 and 2023, a total of 16,589 shares and 25,239 shares, respectively, are performance-based awards made to our Named Executive Officers at the target level and are subject to the attainment of pre-determined performance goals. There were no shares granted in 2024.

We periodically grant shares of common stock to our Corporate and Bank Board Directors for retainer payments with the related expense being recorded over the period of the Directors' service, as summarized below:

		Total Cost
Grant Year	Shares Granted	(in thousands)	Covered Period
2022	11,166	$359	June 1, 2022 - May 31, 2023
2023	11,529	350	June 1, 2023 - May 31, 2024
2024	11,316	423	June 1, 2024 - May 31, 2025
2025	10,007	444	June 1, 2025 - May 31, 2026

NOTE 11 – RELATED PARTIES

Certain directors and executive officers of our banks, including their immediate families and companies in which they are principal owners, were loan customers of our banks. At year-end 2025 and 2024, our banks had $11.3 million and $20.4 million in loan commitments to directors and executive officers, of which $6.3 million and $7.8 million were outstanding at year-end 2025 and 2024, respectively, as reflected in the following table.

(Dollars in thousands)	2025	2024

Beginning balance	$7,770	$89,507
New loans	750	1,898
Repayments	(2,201)	(3,788)
Effect of changes in related parties	0	(79,847)

Ending balance	$6,319	$7,770

Related party deposits and repurchase agreements totaled $36.6 million and $17.9 million at year-end 2025 and 2024, respectively.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 12 – COMMITMENTS AND OFF-BALANCE-SHEET RISK

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by our banks to guarantee the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

For commercial lines of credit, retail lines of credit and credit card average outstanding balances, we determined allowance requirements by calculating the difference between the average percent outstanding of the funded commitments over the past several years to actual percent outstanding at period end and applying the respective expected loss allocation factors to the difference as this difference represents the average of unfunded commitments we expect to eventually be drawn upon. For commitments to make loans, we determine an allowance by applying the expected loss allocation factor to the amount expected to fund. The calculated allowance aggregated $2.3 million and $1.0 million as of December 31, 2025 and 2024, respectively. We do not reserve for residential mortgage construction loans, as the loans are for one year or less and draws are governed by the receipt and satisfactory review of contractor and subcontractor sworn statements, lien waivers and title insurance company endorsements. Letters of credit are rarely drawn.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 12 – COMMITMENTS AND OFF-BALANCE-SHEET RISK (Continued)

At year-end 2025 and 2024, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.

Our maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at year end was as follows:

(Dollars in thousands)	2025	2024

Commercial unused lines of credit	$1,755,132	$1,488,782
Unused lines of credit secured by 1 – 4 family residential properties	135,021	84,298
Credit card unused lines of credit	204,783	172,273
Other consumer unused lines of credit	53,124	33,892
Commitments to make loans	297,730	295,566
Standby letters of credit	26,813	26,491

Total commitments	$2,472,603	$2,101,302

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

(Dollars in thousands)	December 31, 2025		December 31, 2024
	Contract	Carrying	Contract	Carrying
	Amount	Value	Amount	Value

Standby letters of credit	$26,813	$184	$26,491	$175

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 13 – BENEFIT PLANS

We have a 401(k) benefit plan that covers substantially all of our employees. The percent of our matching contributions to the 401(k) benefit plan is determined annually by the Board of Directors. The matching contribution has been 5.00% since April 1, 2018. Matching contributions, if made, are immediately vested. Our 2025, 2024 and 2023 matching 401(k) contributions charged to expense were $2.8 million, $2.6 million and $2.3 million, respectively.

We have a deferred compensation plan in which all persons serving on the Board of Directors may defer all or portions of their annual retainer and meeting fees, with distributions to be paid upon termination of service as a director or specific dates selected by the director. We also have non-qualified deferred compensation programs in which selected officers may defer all or portions of salary and bonus payments. The deferred amounts, which totaled $1.8 million and $1.3 million as of December 31, 2025 and 2024, respectively, are categorized as other liabilities in the Consolidated Balance Sheets. Interest expense was $0.1 million during 2025, and less than $0.1 million during 2024 and 2023.

The Mercantile Bank Corporation Employee Stock Purchase Plan of 2025 is a non-compensatory plan intended to encourage full- and part-time employees of Mercantile and its subsidiaries to promote our best interests and to align employees’ interests with the interests of our shareholders by permitting employees to purchase shares of our common stock with 5% discount through regular payroll deductions. Shares are purchased on the last business day of each calendar quarter at a price equal to the lower of 95% of the closing price of our common stock reported on The Nasdaq Stock Market on the first business day of each quarter and last business day of the quarter. A total of 200,000 shares of common stock may be issued under the existing plan; however, the number of shares may be adjusted to reflect any stock dividends and other changes in our capitalization. The number of shares issued totaled 2,356 in 2025. As of December 31, 2025, there were approximately 198,000 shares available under our current plan.

The Mercantile Bank Corporation Employee Stock Purchase Plan of 2014 was a non-compensatory plan intended to encourage full- and part-time employees of Mercantile and its subsidiaries to promote our best interests and to align employees’ interests with the interests of our shareholders by permitting employees to purchase shares of our common stock through regular payroll deductions. The number of shares issued totaled 598 and 1,194 in 2025 and 2024, respectively.

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 14 – DERIVATIVES AND HEDGING ACTIVITIES (Continued)

The fair values of derivative instruments as of December 31, 2025, are reflected in the following table.

(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value

Derivative Assets
Interest rate swaps	$961,474	Other Assets	$23,212

Derivative Liabilities
Interest rate swaps	959,447	Other Liabilities	23,532

The effect of interest rate swaps that are not designated as hedging instruments resulted in expense of less than $0.1 million during the year ended December 31, 2025 that was recorded in other noninterest expense on our Consolidated Statement of Income.  We have master netting arrangements with our correspondent banks that allow us to net receivables and payables. The netting agreement also allows us to net related cash collateral received and transferred up to the fair value exposure amount. We have elected to not offset these transactions on the Consolidated Balance Sheets. The netting of derivative instruments as of December 31, 2025 is presented in the following table.

		Gross Amounts Not Offset on the Consolidated Balance Sheet
(Dollars in thousands)	Net Amounts Recognized	Financial Instruments	Cash Collateral Received or posted	Net Amount

Derivative Assets
Interest rate swaps	$23,212	$9,711	$1,540	$11,961

Derivative Liabilities
Interest rate swaps	23,532	9,711	6,900	6,921

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 14 – DERIVATIVES AND HEDGING ACTIVITIES (Continued)

The fair values of derivative instruments as of December 31, 2024, are reflected in the following table.

(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value

Derivative Assets
Interest rate swaps	$866,157	Other Assets	$26,793

Derivative Liabilities
Interest rate swaps	864,130	Other Liabilities	27,050

The effect of interest rate swaps that are not designated as hedging instruments resulted in expense of less than $0.1 million during the year ended December 31, 2024 that was recognized in other noninterest expense on our Consolidated Statement of Income. The netting of derivative instruments as of December 31, 2024 is presented in the following table.

		Gross Amounts Not Offset on the Consolidated Balance Sheet
(Dollars in thousands)	Net Amounts Recognized	Financial Instruments	Cash Collateral Received or posted	Net Amount

Derivative Assets
Interest rate swaps	$26,793	$3,064	$19,040	$4,689

Derivative Liabilities
Interest rate swaps	27,050	2,915	1,640	22,495

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 15 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount, estimated fair value and level within the fair value hierarchy of financial instruments were as follows at year end:

	Level in	2025		2024
	Fair Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	Level 1	$473,324	$473,324	$393,010	$393,010
Securities available for sale	(1)	1,102,230	1,102,230	730,352	730,352
Loans, net	Level 3	4,763,697	4,830,844	4,546,327	4,558,628
Mortgage loans held for sale	Level 2	17,160	17,319	15,824	16,047
Federal Home Loan Bank stock	(2)	22,099	22,099	21,513	21,513
Accrued interest receivable	Level 2	23,638	23,638	21,401	21,401
Interest rate swaps	Level 2	23,212	23,212	26,793	26,793

Financial liabilities
Deposits	Level 2	5,284,452	5,024,489	4,698,366	4,541,896
Securities sold under agreements to repurchase	Level 2	232,291	232,291	121,521	121,521
Federal Home Loan Bank advances	Level 2	326,221	321,069	387,083	374,499
Subordinated debentures	Level 2	51,015	51,019	50,330	50,336
Subordinated notes	Level 2	89,657	86,826	89,314	81,825
Term note	Level 2	30,000	30,000	0	0
Accrued interest payable	Level 2	9,921	9,921	10,201	10,201
Interest rate swaps	Level 2	23,532	23,532	27,050	27,050

(1)	See Note 16 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.
(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions; therefore, fair value is estimated at carrying amount.

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
December 31, 2025

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

The following is a description of our valuation methodologies used to measure and disclose the fair values of our financial assets and liabilities on a recurring or nonrecurring basis:

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency debt obligations, mortgage-backed securities issued or guaranteed by U.S. Government agencies, and municipal general obligation and revenue bonds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information that becomes known to us necessitates an impairment. There was no such impairment as of  December 31, 2025 or 2024. We have no Level 1 securities available for sale.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 16 – FAIR VALUE MEASUREMENTS (Continued)

Derivatives. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves. Insignificant unobservable inputs, such as borrower credit spreads, are also utilized.

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of December 31, 2025 and 2024, we determined the fair value of our mortgage loans held for sale to be $17.3 million and $16.0 million, respectively.

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
December 31, 2025

NOTE 16 – FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Treasury notes and bonds	$55,501	$0	$55,501	$0
U.S. Government agency debt obligations	639,773	0	639,773	0
Mortgage-backed securities	75,762	0	75,762	0
Municipal general obligation bonds	215,063	0	215,063	0
Municipal revenue bonds	65,004	0	65,004	0
Other investments	51,127	0	51,127	0
Interest rate swaps	23,212	0	23,212	0
Total assets	$1,125,442	$0	$1,125,442	$0

Interest rate swaps	23,532	0	23,532	0
Total liabilities	$23,532	$0	$23,532	$0

There were no sales or purchases of Level 3 during 2025. The $0.4 million reduction in Level 3 municipal general obligation bonds during 2025 reflects the transfer to Level 2 due to a change in observable inputs.

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
December 31, 2025

NOTE 16 – FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2025 are as follows:

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Collateral dependent loans	$991	$0	$0	$991
Total	$991	$0	$0	$991

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2024 are as follows:

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Collateral dependent loans	$2,173	$0	$0	$2,173
Total	$2,173	$0	$0	$2,173

The carrying values are based on the estimated value of the property or other assets. Fair value estimates of collateral on collateral dependent loans and foreclosed assets are review periodically. Our credit policies establish criteria for obtaining appraisals and determining internal value estimates. We may also adjust outside appraisals and internal evaluations based on identifiable trends within our markets, such as sales of similar properties or assets, listing prices and offers received. In addition, we may discount certain appraised and internal value estimates to address current distressed market conditions. Typically, for real estate dependent loans and foreclosed assets, we assign a discount factor range of 25% to 50%. During 2025, weighted average discount factors of 40.9% and 25.8% were used for commercial-related and residential-related properties, respectively.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 17 – BUSINESS COMBINATIONS

On December 31, 2025, Mercantile completed its acquisition of Eastern Michigan Financial Corporation, and its wholly owned banking subsidiary, Eastern Michigan Bank, in accordance with the Agreement and Plan of Merger, as amended (the "Merger Agreement") by and between Mercantile, Eastern Michigan Financial Corporation, and Shamrock Merger Sub LLC, a wholly-owned special purpose subsidiary of Mercantile (“Merger Sub”) entered into on July 22, 2025. Pursuant to the Merger Agreement, Eastern Michigan Financial Corporation merged with and into Merger Sub, with Merger Sub continuing as the surviving entity (the “Merger”). Immediately following the Merger, and also effective as of December 31, 2025, Merger Sub merged with and into Mercantile, with Mercantile continuing as the surviving entity. The newly acquired Eastern Michigan Bank will operate alongside Mercantile Bank until the first quarter of 2027, at which time Mercantile plans to consolidate Eastern Michigan Bank into Mercantile Bank.

Mercantile accounted for the Eastern Michigan Financial Corporation acquisition as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations ("ASC 805"). ASC 805 requires assets purchased and liabilities assumed to be recorded at their respective fair values as of the date of acquisition. Mercantile determined the fair value of loans, core deposit intangibles, mortgage servicing rights, time deposits, and real property with the assistance of third-party valuations and appraisals. The following table summarizes the preliminary fair value of the total consideration transferred and the fair value of identifiable assets acquired, and liabilities assumed as of the effective date of the transaction:

(Dollars in thousands)

Consideration:
Cash	$50,876
Common stock (924,999 shares issued at $48.55 per share)	44,909
Total consideration	$95,785

Identifiable assets acquired
Cash and due from banks	$62,361
Interest-earning deposits	42,084
Securities available for sale	198,365
Loans, net	201,320
Premises and equipment	7,482
Core deposit intangible	20,388
Other assets	16,593
Total identifiable assets acquired	548,593

Identifiable liabilities assumed
Deposits	$474,898
Other liabilities	1,093
Total identifiable liabilities acquired	475,991

Net identifiable assets acquired	$72,602

Goodwill	$23,183

As permitted by ASC 805, the above preliminary estimates may be refined during the measurement period (which cannot exceed one year from the Merger date), to reflect any new information obtained about facts and circumstances existing at the Merger date. Any changes in the above preliminary estimates will be recognized in the period identified.

The following table presents supplemental pro-forma information as if the acquisition had occurred at the beginning of 2024. The unaudited pro forma information includes adjustments for interest income on loans acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expenses on deposits acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction effected on the assumed dates.

(Dollars in thousands)	2025	2024

Net interest income	$223,697	$212,864
Provision for credit losses	3,591	7,403
Noninterest income	43,691	42,555
Noninterest expense	153,391	142,451
Income before income taxes	110,406	105,565
Income tax expense	16,591	21,125

Net income	$93,815	$84,440

Earnings per share	$5.47	$4.98

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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

We have five business trusts that are wholly owned subsidiaries of Mercantile, four of which were assumed by Mercantile in conjunction with the Firstbank Corporation merger in 2014. A fair value discount of $15.0 million was recorded at the time of the merger, which is being amortized at $0.7 million annually over the following 21.5 years, 11 of which are remaining. Each of the trusts was solely formed to issue preferred securities that were sold in private sales. Through a small common stock investment, we own 100% of the voting equity shares of each trust. The proceeds from the preferred securities and common stock sales were used by the trusts to purchase Floating Rate Notes issued by Mercantile. The rates of interest, interest payment dates, call features and maturity dates of each Floating Rate Note are identical to its respective Preferred Securities. The net proceeds from the issuance of the Floating Rate Notes were used for a variety of purposes, including contributions to Mercantile Bank as capital to provide support for asset growth and the funding of stock repurchase programs and certain acquisitions.

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

The following table depicts our five business trusts as of December 31, 2025:

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 18 – VARIABLE INTEREST ENTITIES (Continued)

MCP makes equity investments as a limited liability member in affordable housing projects utilizing the Low-Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. Mercantile Bank also invests in multi-investor funds, which in turn invest in projects similar to that of MCP. The purpose of these investments is to achieve a satisfactory return on capital and to support our banks' community reinvestment initiatives. The activities of the limited liability entities include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants generally within our banks' primary geographic regions. MCP also makes equity investments via special purpose investment entities as a limited liability member in entities that receive Historic Tax Credits (“HTC”) pursuant to Section 47 of the Internal Revenue Code. The purpose of these investments is the rehabilitation of historic buildings with the tax credits provided to incent private investment in the historic cores of cities and towns.

The LIHTC and HTC investment entities are considered VIEs as MCP, or our banks, whomever is the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the performance of the entity through voting rights or similar rights. MCP, or our banks, could absorb losses that are significant to the underlying entities as it has a risk of loss for its capital contributions and funding commitments to each. The general partners, or managing members, are considered the primary beneficiaries as managerial functions give them the power to direct the activities that most significantly impact the entities’ economic performances, and the managing members are exposed to all losses beyond MCP’s, or our banks', initial capital contributions and funding commitments. We account for these entities using the proportional amortization method with the investment assets amortized in proportion to the income tax credits received in the current period as compared to the total income tax credit benefits expected to be received over the life of the investment.

Equity investments as a limited liability member in LIHTC and HTC investment entities, reported as other assets in the Consolidated Balance Sheets, totaled $51.5 million and $38.9 million as of  December 31, 2025 and 2024, respectively. Unfunded capital commitments, reported as other liabilities in the Consolidated Financial Statements, totaled $31.1 million and $34.4 million as of December 31, 2025 and 2024, respectively.

The following table summarizes quantitative information about our involvement in unconsolidated variable interest entities at year end:

	2025			2024
	Aggregate	Aggregate		Aggregate	Aggregate
(Dollars in thousands)	Assets	Liabilities	Risk of Loss	Assets	Liabilities	Risk of Loss

Trust preferred securities	$58,074	$56,000	$2,074	$58,074	$56,000	$2,074

Tax credit equity investments	51,467	31,090	20,377	38,902	34,428	4,474

As of December 31, 2025, our expected payments for unfunded contributions related to investments in tax credit equity investments were as follows:

(Dollars in thousands)
2026	$30,965
2027	51
2028	11
2029	11
2030	11
Thereafter	39

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 19 - REGULATORY MATTERS

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At year-end 2025 and 2024, our banks were in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2025 that we believe have changed our banks' categorizations.

Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of December 31, 2025, our banks meet all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis.

Federal and state banking laws and regulations place certain restrictions on the amount of dividends our banks can transfer to Mercantile and on the capital levels that must be maintained. At year-end 2025, under the most restrictive of these regulations, Mercantile Bank could distribute $12.0 million and Eastern Michigan Bank could distribute $4.5 million to Mercantile as dividends without prior regulatory approval. Our and the ability of our banks to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 16, 2025, our Board of Directors declared a cash dividend on our common stock in the amount of $0.37 per share that was paid on March 19, 2025, to shareholders of record as of March 7, 2025. On April 17, 2025, our Board of Directors declared a cash dividend on our common stock in the amount of $0.37 per share that was paid on June 18, 2025, to shareholders of record as of June 6, 2025. On July 17, 2025, our Board of Directors declared a cash dividend on our common stock in the amount of $0.38 per share that was paid on September 17, 2025, to shareholders of record as of September 5, 2025. On October 16, 2025, our Board of Directors declared a cash dividend on our common stock in the amount of $0.38 per share that was paid on December 17, 2025, to shareholders of record as of December 5, 2025.

As of December 31, 2025, we had the ability to repurchase up to $6.8 million in common stock shares from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations as part of a $20.0 million common stock repurchase program announced in May 2021. No shares were repurchased during 2025 or 2024. Historically, stock repurchases have been funded from cash dividends paid to us from Mercantile Bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our banks. The actual timing, number and value of shares repurchased will be determined by us in our discretion and will depend on a number of factors, including the stock price, capital position, financial performance, general market and economic conditions, alternative uses of capital and applicable legal requirements.

Our consolidated capital levels as of December 31, 2025 and 2024 include $48.9 million and $48.3 million, respectively, of trust preferred securities. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core capital elements that may be included in Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. At December 31, 2025 and 2024, all $48.9 million and $48.3 million, respectively, of the trust preferred securities were included as Tier 1 capital of Mercantile.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 19 - REGULATORY MATTERS (Continued)

Our actual capital levels and minimum required levels at year-end 2025 and 2024 were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
2025
Total capital (to risk weighted assets)
Consolidated	$854,876	14.3%	$476,702	8.0%	$	NA	NA	%
Mercantile Bank	775,664	13.8	449,498	8.0		561,873	10.0
Eastern Michigan Bank	54,612	19.0	22,992	8.0		28,740	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	704,776	11.8	357,526	6.0		NA	NA
Mercantile Bank	717,619	12.8	337,124	6.0		449,498	8.0
Eastern Michigan Bank	52,214	18.2	17,244	6.0		22,992	8.0
Common equity (to risk weighted assets)
Consolidated	655,835	11.0	268,145	4.5		NA	NA
Mercantile Bank	717,619	12.8	252,843	4.5		365,217	6.5
Eastern Michigan Bank	52,214	18.2	12,933	4.5		18,681	6.5
Tier 1 capital (to average assets)
Consolidated	704,776	11.3	249,409	4.0		NA	NA
Mercantile Bank	717,619	11.5	248,738	4.0		310,922	5.0
Eastern Michigan Bank	52,214	10.7	19,450	4.0		24,313	5.0
2024
Total capital (to risk weighted assets)
Consolidated	$777,857	14.2%	$439,031	8.0%	$	NA	NA	%
Mercantile Bank	759,146	13.9	435,793	8.0		544,741	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	633,134	11.5	329,274	6.0		NA	NA
Mercantile Bank	703,737	12.9	326,845	6.0		435,793	8.0
Common equity (to risk weighted assets)
Consolidated	584,879	10.7	246,955	4.5		NA	NA
Mercantile Bank	703,737	12.9	245,134	4.5		354,082	6.5
Tier 1 capital (to average assets)
Consolidated	633,134	10.6	238,934	4.0		NA	NA
Mercantile Bank	703,737	11.9	237,447	4.0		296,808	5.0

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 20 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)

CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

(Dollars in thousands)	2025	2024
ASSETS
Cash and cash equivalents	$27,088	$17,420
Investments in subsidiaries	849,962	691,563
Other assets	21,411	18,188

Total assets	$898,461	$727,171

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$2,905	$3,001
Subordinated debentures	51,015	50,330
Subordinated notes	89,657	89,314
Term note	30,000	0
Shareholders’ equity	724,884	584,526

Total liabilities and shareholders’ equity	$898,461	$727,171

CONDENSED STATEMENTS OF INCOME

(Dollars in thousands)	2025	2024	2023
Income
Interest and dividends from subsidiaries	$85,774	$30,061	$26,660
Total income	85,774	30,061	26,660

Expenses
Interest expense	7,671	8,203	8,091
Other operating expenses	7,885	5,647	5,674
Total expenses	15,556	13,850	13,765

Income before income tax benefit and equity in undistributed net income of subsidiary	70,218	16,211	12,895

Federal income tax benefit	(3,251)	(3,240)	(2,858)

Equity in undistributed net income of subsidiary	15,284	60,142	66,464

Net income	$88,753	$79,593	$82,217

Other comprehensive income (loss)	25,830	662	14,854
Comprehensive income (loss)	$114,583	$80,255	$97,071

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 20 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)

CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2025	2024	2023
Cash flows from operating activities
Net income	$88,753	$79,593	$82,217
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiary	(15,284)	(60,142)	(66,464)
Stock-based compensation expense	3,473	3,316	3,384
Stock grants to directors for retainer fees	444	423	350
Change in other assets	(3,223)	(4,116)	(128)
Change in other liabilities	932	990	1,045
Net cash from operating activities	75,095	20,064	20,404

Cash flows from investing activities
Net capital investment into subsidiaries	(72,376)	0	0
Net cash for investing activities	(72,376)	0	0

Cash flows from financing activities
Employee stock purchase plan	128	50	45
Dividend reinvestment plan	772	810	891
Proceeds from term note issuance	30,000	0	0
Cash dividends on common stock	(23,951)	(22,473)	(21,004)
Net cash for financing activities	6,949	(21,613)	(20,068)

Net change in cash and cash equivalents	9,668	(1,549)	336

Cash and cash equivalents at beginning of period	17,420	18,969	18,633

Cash and cash equivalents at end of period	$27,088	$17,420	$18,969

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 21 – BUSINESS SEGMENT INFORMATION

Pursuant to Financial Accounting Standards Codification 280,  Segment Reporting, operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision makers in determining how to allocate resources and assessing performance.

Prior to our acquisition of Eastern Michigan Financial Corporation on December 31, 2025, our chief operating decision makers, which include our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, evaluated interest and noninterest income streams and credit losses from our various products and services, while expense activities, including interest expense and noninterest expense, were managed, and financial performance was evaluated, on a Company-wide basis. As a result, detailed profitability information for each interest and noninterest income stream was  not used by our chief operating decision makers to allocate resources or in assessing performance. Rather, our chief operating decision makers used consolidated net income to assess performance by comparing it to and monitoring against budgeted and prior-year results. This information was used to manage resources to drive business and net income growth, including investment in key strategic priorities, as well as determine our ability to return capital to shareholders.

Subsequent to our acquisition of Eastern Michigan Financial Corporation on December 31, 2025, our chief operating decision makers now evaluate interest and noninterest income streams, credit losses, expense activities, and financial performance through our two wholly owned subsidiary banks, Mercantile Bank and Eastern Michigan Bank. Each of these operating segments offer similar products and services, but are managed separately due to different pricing, product demand, and consumer markets. Both segments derive interest and noninterest income through their banking products and services and investment securities. All of our income relates to our operations in the United States. Our chief operating decision makers use subsidiary level net income to assess performance by comparing it to and monitoring against budgeted and prior-year results. This information is used to manage resources to drive business and net income growth, including investment in key strategic priorities, as well as determine our ability to return capital to shareholders.

Segment net income represented net income on our Consolidated Statements of Income during and for the years ended December 31, 2025, 2024 and 2023. Segment assets represented total assets and goodwill represented total goodwill on our Consolidated Balance Sheets as of December 31, 2024. Goodwill, core deposit intangible, and total assets by segment as of December 31, 2025 were as follows:

(Dollars in thousands)	Mercantile Bank	Eastern Michigan Bank	All Other	Intercompany Eliminations	Consolidated Total

Goodwill	$32,171	$23,183	$17,302	$-	$72,656
Core deposit intangible	-	20,388	-	-	20,388
Total assets	6,241,994	571,776	1,014,523	(993,074)	6,835,219

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 22 – SUBSEQUENT EVENTS

On January 15, 2026, our Board of Directors declared a cash dividend on our common stock in the amount of $0.39 per share that will be paid on March 18, 2026, to shareholders of record as of March 6, 2026.

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

2.1	Agreement and Plan of Merger dated July 22, 2025, between Mercantile Bank Corporation, Eastern Michigan Financial Corporation and Shamrock Merger Sub Inc., included as Annex A to the proxy statement/prospectus, which forms a part of the Registration Statement on Form S-4, as amended, filed with the SEC on October 21, 2025†

2.2	First Amendment to Agreement and Plan of Merger dated October 2, 2025, included as Annex A-2 to the proxy statement/prospectus, which forms a part of the Registration Statement on Form S-4, as amended, filed with the SEC on October 21, 2025†

3.1	Articles of Incorporation of Mercantile Bank Corporation, including all amendments thereto, incorporated by reference to Exhibit 3.1 of our Form S-4 Registration Statement filed February 16, 2022

3.2	Our Amended and Restated By-laws dated as of February 26, 2015 are incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K filed February 26, 2015

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

4.7	Description of Securities Registered Under Section 12 of the Exchange Act#

10.1

Form of Mercantile Bank Split Dollar Agreement that has been entered into between Mercantile Bank and each of Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of Mercantile Bank is incorporated by reference to exhibit 10.33 of our Form 10-K for the year ended December 31, 2005*

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

10.4	Amended and Restated Employment Agreement of Charles E. Christmas dated December 19, 2024, effective January 1, 2025, incorporated by reference to exhibit 10.3 of our Form 8-K filed December 19, 2024*

10.5	Amended and Restated Employment Agreement of Raymond E. Reitsma dated December 19, 2024, effective January 1, 2025, incorporated by reference to exhibit 10.2 of our Form 8-K filed December 19, 2024*

10.6	Amended and Restated Employment Agreement of Robert T. Worthington dated December 19, 2024, effective January 1, 2025, incorporated by reference to exhibit 10.5 of our Form 8-K filed December 19, 2024*

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.7	Amended and Restated Employment Agreement of Brett E. Hoover dated December 19, 2024, effective January 1, 2025, incorporated by reference to exhibit 10.4 of our Form 8-K filed December 19, 2024*

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

10.21	Form of Standard Restricted Stock Award Agreement, in connection with the Mercantile Bank Corporation Stock Incentive Plan of 2023, incorporated by reference to exhibit 10.2 of our Form 8-K filed on February 6, 2025*

10.22	Director Fee Summary*#

10.23	2025 Mercantile Executive Officer Bonus Plan, incorporated by reference to exhibit 10.1 of our Form 8-K filed March 20, 2025*

10.24	Mercantile Bank Corporation Employee Stock Purchase Plan of 2025 (incorporated by reference to Appendix A of Mercantile's Proxy Statement for its 2025 Annual Shareholders Meeting, filed with the Commission on April 4, 2025)

10.25	Form of Voting Agreement, incorporated by reference to our Form 8-K filed July 22, 2025

10.26	Credit Agreement, dated December 24, 2025, by and between Mercantile Bank Corporation and U.S. Bank National Association, incorporated by reference to exhibit 10.1 of our Form 8-K filed December 31, 2025†

14	Code of Ethics#

19	Policy on Insider Trading#

21	Subsidiaries of the Company#

23.1	Consent of Plante & Moran, PLLC#

31	Rule 13a-14(a) Certifications#

32.1	Section 1350 Chief Executive Officer Certification+

32.2	Section 1350 Chief Financial Officer Certification+

97	Clawback Policy#

EXHIBIT NO.	EXHIBIT DESCRIPTION

101

The following information from Mercantile’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan.

# Filed herewith.

+ Furnished herewith.

† Exhibits, schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish supplementally a copy of any omitted schedules or similar attachment to the SEC upon request on a confidential basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2026.

MERCANTILE BANK CORPORATION

/s/ Raymond E. Reitsma
Raymond E. Reitsma
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2026.

/s/ Michael S. Davenport Michael S. Davenport, Director	/s/ Nelson F. Sanchez Nelson F. Sanchez, Director

/s/ Michelle L. Eldridge Michelle L. Eldridge, Director	/s/ Sara A. Schmidt Sara A. Schmidt, Director

/s/ Joseph D. Jones Joseph D. Jones, Director	/s/ Steven J. Schweihofer Steven J. Schweihofer, Director

/s/ Richard D. MacDonald Richard D. MacDonald, Director	/s/ Amy L. Sparks Amy L. Sparks, Director

/s/ Michael H. Price Michael H. Price, Chairman of the Board	/s/ Shoran R. Williams Shoran R. Williams, Director

/s/ David B. Ramaker David B. Ramaker, Director	/s/ Charles E. Christmas Charles E. Christmas, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

/s/ Raymond E. Reitsma Raymond E. Reitsma Director, President and Chief Executive Officer (principal executive officer)