Form 10-Q
period 2026-03-31
MERCANTILE BANK CORP
filed 2026-05-01
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

Yes ☐    No  ☒

At April 24, 2026, there were 17,274,375 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
(Dollars in thousands)	2026	2025
ASSETS
Cash and due from banks	$48,431	$54,755
Interest-earning deposits and Federal Funds sold	530,873	418,569
Total cash and cash equivalents	579,304	473,324

Securities available for sale	1,125,433	1,102,230
Mortgage loans held for sale	21,748	17,160

Loans	4,816,693	4,821,888
Allowance for credit losses	(56,736)	(58,191)
Loans, net	4,759,957	4,763,697

Premises and equipment, net	61,861	62,468
Bank owned life insurance	105,862	105,342
Goodwill	73,689	72,656
Core deposit intangible	18,173	20,388
Other assets	199,008	217,954
Total assets	$6,945,035	$6,835,219

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$1,331,947	$1,339,666
Interest-bearing	4,087,571	3,944,786
Total deposits	5,419,518	5,284,452

Securities sold under agreements to repurchase	219,513	232,291
Federal Home Loan Bank advances	315,322	326,221
Subordinated debentures	51,186	51,015
Subordinated notes	89,743	89,657
Term note	27,500	30,000
Accrued interest and other liabilities	85,306	96,699
Total liabilities	6,208,088	6,110,335

Commitments and contingent liabilities (Note 9)

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; 17,274,356 shares issued and outstanding at March 31, 2026 and 17,181,096 shares issued and outstanding at December 31, 2025	350,645	349,431
Retained earnings	415,499	399,448
Accumulated other comprehensive income (loss)	(29,197)	(23,995)
Total shareholders’ equity	736,947	724,884
Total liabilities and shareholders’ equity	$6,945,035	$6,835,219

See accompanying notes to consolidated financial statements.

  MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands except per share amounts)	March 31, 2026	March 31, 2025

Interest income
Loans, including fees	$71,897	$71,730
Securities, taxable	7,408	3,785
Securities, tax-exempt	1,441	1,172
Other interest-earning assets	4,680	3,651
Total interest income	85,426	80,338

Interest expense
Deposits	23,247	25,192
Short-term borrowings	1,479	1,763
Federal Home Loan Bank advances	2,556	2,898
Subordinated debt and other borrowings	2,243	1,937
Total interest expense	29,525	31,790

Net interest income	55,901	48,548

Provision for credit losses	(1,800)	2,100

Net interest income after provision for credit losses	57,701	46,448

Noninterest income
Service charges on deposit and sweep accounts	2,484	1,839
Mortgage banking income	2,980	2,651
Credit and debit card income	2,588	2,201
Interest rate swap fees	663	80
Payroll services income	1,094	1,040
Earnings on bank owned life insurance	665	543
Other income	1,214	348
Total noninterest income	11,688	8,702

Noninterest expense
Salaries and benefits	23,679	19,557
Occupancy	2,416	2,118
Furniture and equipment depreciation, rent and maintenance	962	787
Data processing costs	4,430	3,770
Core conversion costs	2,915	0
Acquisition costs	300	0
Core deposit intangible amortization	865	0
Other expense	6,540	4,872
Total noninterest expense	42,107	31,104

Income before federal income tax expense	27,282	24,046

Federal income tax expense	4,597	4,509

Net income	$22,685	$19,537

Basic earnings per share	$1.32	$1.21
Diluted earnings per share	$1.32	$1.21

Average basic shares outstanding	17,237,249	16,197,978
Average diluted shares outstanding	17,237,249	16,197,978

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	March 31, 2026	March 31, 2025

Net income	$22,685	$19,537

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(6,586)	11,593
Tax effect of unrealized holding gains (losses) on securities available for sale	1,384	(2,435)
Other comprehensive income (loss), net of tax	(5,202)	9,158

Comprehensive income (loss)	$17,483	$28,695

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
(Dollars in thousands except per share amounts)	Stock	Stock	Earnings	Income (Loss)	Equity

Balances, January 1, 2026	$0	$349,431	$399,448	$(23,995)	$724,884

Employee stock purchase plan (1,023 shares)		46			46

Dividend reinvestment plan (3,601 shares)		181			181

Stock grants to directors for retainer fees (321 shares)		16			16

Stock-based compensation expense		971			971

Cash dividends ($0.39 per common share)			(6,634)		(6,634)

Net income for the three months ended March 31, 2026			22,685		22,685

Change in net unrealized holding gain (loss) on securities available for sale, net of tax effect				(5,202)	(5,202)

Balances, March 31, 2026	$0	$350,645	$415,499	$(29,197)	$736,947

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

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	March 31, 2026	March 31, 2025

Cash flows from operating activities
Net income	$22,685	$19,537
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,697	1,647
Accretion of acquired loans	(168)	0
Provision for credit losses	(1,800)	2,100
Stock-based compensation expense	971	786
Stock grants to directors for retainer fees	16	26
Proceeds from sales of mortgage loans held for sale	101,204	84,337
Origination of mortgage loans held for sale	(102,736)	(81,241)
Net gain from sales of mortgage loans held for sale	(3,056)	(2,464)
Earnings on bank owned life insurance	(665)	(543)
Net loss from sales and disposals of premises and equipment	76	0
Net loss (gain) on instruments designated at fair value and related derivatives	(17)	94
Net change in:
Accrued interest receivable	(1,526)	(1,500)
Other assets	18,650	(9,493)
Accrued interest payable and other liabilities	(7,022)	(16,262)
Net cash from (for) operating activities	28,309	(2,976)

Cash flows from investing activities
Loan originations and payments, net	5,708	(35,656)
Purchases of securities available for sale	(42,926)	(51,657)
Purchases of federal reserve stock	(2,154)	0
Proceeds from maturities, calls and repayments of securities available for sale	15,386	6,825
Proceeds from bank owned life insurance claims	186	0
Net purchases of premises and equipment and lease activity	(938)	(1,537)
Net cash for investing activities	(24,738)	(82,025)

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	March 31, 2026	March 31, 2025

Cash flows from financing activities
Net increase (decrease) in time deposits	(33,716)	6,796
Net increase (decrease) in all other deposits	168,709	(23,377)
Net increase (decrease) in securities sold under agreements to repurchase	(12,778)	120,581
Payments on term note	(2,500)	0
Payoffs and paydowns of Federal Home Loan Bank advances	(30,899)	(20,862)
Proceeds from Federal Home Loan Bank advances	20,000	0
Employee stock purchase plan	46	12
Dividend reinvestment plan	181	203
Payment of cash dividends to common shareholders	(6,634)	(5,902)
Net cash from financing activities	102,409	77,451

Net change in cash and cash equivalents	105,980	(7,550)
Cash and cash equivalents at beginning of period	473,324	393,010
Cash and cash equivalents at end of period	$579,304	$385,460

Supplemental disclosures of cash flows information
Cash paid (received) during the period for:
Interest	$30,891	$32,465
Federal income tax	(10,710)	0

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the three months ended March 31, 2026, include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries (unless text clearly suggests otherwise, collectively, "we," "us," "our," "the Company," and "Mercantile"). These subsidiaries include Mercantile Bank and Eastern Michigan Bank (collectively "our banks"), Mercantile Community Partners LLC ("MCP"), and Mercantile Insurance Center, Inc. ("our insurance company"), a subsidiary of Mercantile Bank. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2026, should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2025.

We have five separate business trusts that were formed to issue trust preferred securities. Subordinated debentures were issued to the trusts in return for the proceeds raised from the issuance of the trust preferred securities. The trusts are not consolidated, but instead we report the subordinated debentures issued to the trusts as a liability.

Recent Events: On December 31, 2025, Mercantile completed the merger of Eastern Michigan Financial Corporation and its wholly owned banking subsidiary, Eastern Michigan Bank, with approximately $572 million in total assets and 11 branch locations. Mercantile will operate for a period of time as a two-bank holding company. The newly acquired Eastern Michigan Bank will operate alongside Mercantile Bank until the first quarter of 2027, at which time Mercantile plans to consolidate Eastern Michigan Bank into Mercantile Bank. See Note 13 - Business Combinations for further information.

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

Approximately 258,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three months ended March 31, 2026. Approximately 278,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three months ended March 31, 2025.

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

Changes in the allowance are recorded as provisions for (or reversals of) credit losses. Losses are charged against the allowance when the collectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2026, and December 31, 2025, there was no allowance related to the available for sale debt securities portfolio.

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans: Loans that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Net unamortized deferred loan costs amounted to $1.2 million and $1.3 million at March 31, 2026, and December 31, 2025, respectively. The December 31, 2025, acquisition of Eastern Michigan Financial Corporation and its wholly owned banking subsidiary, Eastern Michigan Bank, resulted in the recognition of $1.5 million in net purchased loan discounts. Purchased loan discounts were measured at the time of acquisition based upon the difference between the initial amortized cost basis and the par value of the loan. The premiums and discounts will be amortized into interest income over the lives of the loans. Premiums and discounts amortized into interest income totaled $0.2 million during the three months ended March 31, 2026.

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. As of March 31, 2026, and December 31, 2025, we determined that the fair value of our mortgage loans held for sale totaled $21.9 million and $17.3 million, respectively.

Mortgage loans held for sale are generally sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the difference between the selling price, which includes a gain or loss on the interest rate commitment coverage position, and the carrying value of the related loan sold, which is reduced by the cost allocated to the servicing right. Market rate risk on interest rate commitments with borrowers prior to loan closings is mitigated through forward commitments referred to as to-be-announced mortgage-backed securities. These mortgage banking activities are not designated as hedges and are carried at fair value. The net gain or loss on mortgage banking derivatives, which is generally nominal in dollar amount, is included in the gain on sale of loans and recorded as part of mortgage banking income.

Allowance for Credit Losses (“allowance”):  The allowance is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The allowance is increased by a provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off. Loans are charged-off against the allowance when we believe the uncollectability of a loan balance is confirmed. The allowance is measured on a collective pool basis when similar risk characteristics exist and on an individual basis when a loan exhibits unique risk characteristics which differentiate the loan from other loans within the loan segments. Loan segments are further discussed in Note 3 - Loans and Allowance for Credit Losses.

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

Purchased loans are recorded at fair value at the time of acquisition and distinguished between purchased seasoned loans ("PSL"), purchased credit deteriorated loans ("PCD loans"), and non-seasoned new acquisitions. PSL are loans purchased at least 90 days after its original origination date and without significant credit deterioration. PCD loans are acquired loans that have experienced a more-than-insignificant decline in credit quality since their origination. We considered all loans that were currently 60 days or more past due, ever on nonaccrual status, or that had ever been past due three or more times, consumer loans with borrower credit scores below 600, and commercial loans rated monitor, special mention, substandard or doubtful to be PCD loans.

PSL and PCD loans are accounted for using the gross-up approach prescribed in Accounting Standards Codification 326, Financial Instruments - Credit Losses. The gross-up approach requires recognition of an allowance for the estimate of credit losses at the acquisition date. The allowance is recorded with an offsetting gross-up adjustment to the purchase price of the acquired financial asset.

We recorded a provision for credit losses of negative $1.8 million and positive $2.1 million during the three months ended March 31, 2026 and 2025, respectively. The negative provision recorded during the first three months of 2026 primarily reflected improvements to the economic forecast, changes in loan mix, decreases to the residential mortgage loan portfolio, and a decline in specific allocations. The provision expense recorded during the first three months of 2025 primarily reflected an increased allocation necessitated by changes to the economic forecast and loan growth.

Accrued interest receivable on loans totaling $17.3 million and $17.5 million as of March 31, 2026 and December 31, 2025, respectively, is included in other assets on the Consolidated Balance Sheets. We elected not to measure an allowance for accrued interest receivable and instead elected to reverse interest income on loans that are placed on nonaccrual status, which is generally when loans become 90 days past due, or earlier if we believe the collection of interest is doubtful. We believe this policy results in the timely reversal of uncollectable interest. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on an internal watch list. Senior management and the Board of Directors review this list regularly. In some cases, we may determine that an individual loan exhibits unique risk characteristics which differentiate the loan from other loans within the loan segments. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific reserve allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed and collateral deficiencies, among other things.

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

Mortgage Banking Activities: Mortgage loans serviced for others totaled $1.70 billion and $1.69 billion as of March 31, 2026 and December 31, 2025, respectively. Mortgage loan servicing rights, which are recognized as assets based on the allocated value of retained servicing rights on mortgage loans sold, totaled $13.6 million as of both  March 31, 2026 and December 31, 2025, respectively. Mortgage loan servicing rights are carried at the lower of amortized cost or fair value and are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights using groupings of the underlying mortgage loans as to interest rates. Any impairment of a grouping is reported as a valuation allowance. The fair value of mortgage servicing rights totaled $22.0 million and $21.4 million as of  March 31, 2026 and December 31, 2025, respectively.

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

Derivatives: Derivative financial instruments are recognized as assets or liabilities at fair value. The accounting for changes in the fair value of derivatives depends on the use of the derivatives and whether the derivatives qualify for hedge accounting. Used as part of our asset and liability management strategies to help manage interest rate risk, our derivatives have generally consisted of interest rate swap agreements that qualified for hedge accounting. We do not use derivatives for trading purposes.

Changes in the fair value of derivatives that are designated, for accounting purposes, as a hedge of the variability of cash flows to be received on various assets and liabilities and are effective are reported in other comprehensive income (loss). They are later reclassified into earnings in the same periods during which the hedged transaction affects earnings and are included in the line item in which the hedged cash flows are recorded. If hedge accounting does not apply, changes in the fair value of derivatives are recognized immediately in current earnings as interest income or expense. We had no derivative instruments designated as hedges as of March 31, 2026, and December 31, 2025.

Goodwill:  The acquisition method of accounting requires that assets and liabilities acquired in a business combination be recorded at fair value as of the acquisition date. The valuation of assets and liabilities often involves estimates based on third-party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. This typically results in goodwill, the amount by which the cost of net assets acquired in a business combination exceeds their fair value, which is subject to impairment testing at least annually. We review goodwill for impairment on an annual basis as of October 1 during the fourth quarter or more often if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value. Based on our annual impairment analysis of goodwill as of October 1 during the fourth quarter, it was determined that the fair value was in excess of its respective carrying value as of October 1, 2025; therefore, goodwill is considered not impaired. Subsequent to the analysis of goodwill, on December 31, 2025, we acquired Eastern Michigan Financial Corporation, resulting in the recognition of $24.2 million of goodwill. Goodwill recognized from the acquisition of Eastern Michigan Financial Corporation is further discussed in Note 13 - Business Combinations. No material changes and no triggering events have occurred that indicated impairment.

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

The following table depicts our sources of noninterest income presented in the Consolidated Statements of Income that are scoped within Topic 606:

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	March 31, 2026	March 31, 2025

Service charges on deposit and sweep accounts	$2,484	$1,839
Credit and debit card income	2,588	2,201
Interest rate swap fees	663	80
Payroll services income	1,094	1,040
Customer service fees	265	197

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.    SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2026
U.S. Treasury notes and bonds	$55,652	$0	$(346)	$55,306
U.S. Government agency debt obligations	692,353	2,400	(27,784)	666,969
Mortgage-backed securities	77,433	64	(5,183)	72,314
Municipal general obligation bonds	219,854	1,082	(5,234)	215,702
Municipal revenue bonds	68,162	137	(1,891)	66,408
Other investments	48,937	11	(214)	48,734

	$1,162,391	$3,694	$(40,652)	$1,125,433

December 31, 2025
U.S. Treasury notes and bonds	$55,501	$0	$0	$55,501
U.S. Government agency debt obligations	661,841	4,343	(26,411)	639,773
Mortgage-backed securities	80,475	14	(4,727)	75,762
Municipal general obligation bonds	217,283	1,946	(4,166)	215,063
Municipal revenue bonds	66,376	180	(1,552)	65,004
Other investments	51,127	0	0	51,127

	$1,132,603	$6,483	$(36,856)	$1,102,230

Securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
March 31, 2026
U.S. Treasury notes and bonds	$55,306	$346	$0	$0	$55,306	$346
U.S. Government agency debt obligations	92,689	1,045	358,778	26,739	451,467	27,784
Mortgage-backed securities	45,552	432	22,348	4,751	67,900	5,183
Municipal general obligation bonds	19,034	195	127,528	5,039	146,562	5,234
Municipal revenue bonds	36,025	208	20,524	1,683	56,549	1,891
Other investments	45,748	214	0	0	45,748	214

	$294,354	$2,440	$529,178	$38,212	$823,532	$40,652

December 31, 2025
U.S. Treasury notes and bonds	$0	$0	$0	$0	$0	$0
U.S. Government agency debt obligations	41,380	234	350,926	26,177	392,306	26,411
Mortgage-backed securities	0	0	22,945	4,727	22,945	4,727
Municipal general obligation bonds	4,465	23	102,736	4,143	107,201	4,166
Municipal revenue bonds	2,956	13	19,893	1,539	22,849	1,552
Other investments	0	0	0	0	0	0

	$48,801	$270	$496,500	$36,586	$545,301	$36,856

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

At March 31, 2026, 935 debt securities with estimated fair values totaling $824 million had unrealized losses aggregating $40.7 million. At December 31, 2025, 607 debt securities with estimated fair values totaling $545 million had unrealized losses aggregating $36.9 million. At March 31, 2026, unrealized losses aggregating $33.3 million were attributable to bonds issued or guaranteed by agencies of the U.S. Federal Government, while unrealized losses totaling $7.1 million were associated with bonds issued by state-based municipalities. For available for sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the debt security’s amortized cost basis is written down to fair value through income with the establishment of an allowance. For debt securities available for sale that do not meet the aforementioned criteria, we evaluate whether any decline in fair value is due to credit loss factors. In making this assessment, we consider any changes to the rating of the security by a rating agency and adverse conditions specifically related to the issuer of the security, among other factors.

The amortized cost and fair value of debt securities as of  March 31, 2026, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in 2026	$75,312	$74,780
Due in 2027 through 2031	663,348	642,225
Due in 2032 through 2036	233,938	224,059
Due in 2037 and beyond	63,423	63,321
Mortgage-backed securities	77,433	72,314
Other investments	48,937	48,734

	$1,162,391	$1,125,433

No securities were sold during the first three months of 2026 or the full-year 2025.

Securities issued by the State of Michigan and all its political subdivisions had combined amortized costs of $257 million and $252 million as of  March 31, 2026, and  December 31, 2025, respectively, with estimated market values of $251 million and $249 million at the respective dates. Securities issued by all other states and their political subdivisions had combined amortized costs of $31.4 million and $31.3 million as of  March 31, 2026, and  December 31, 2025, respectively, with estimated market values of $31.2 million and $31.3 million at the respective dates. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligation securities that are pledged to secure repurchase agreements was $220 million and $232 million at March 31, 2026, and December 31, 2025, respectively. The carrying value of U.S. Government agency debt obligation securities that are pledged to secure specific customer deposits was $12.5 million and $12.6 million at March 31, 2026, and December 31, 2025, respectively.

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

Our loan portfolio segments as of both  March 31, 2026, and  December 31, 2025, were as follows:

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

■

Owner Occupied Commercial Real Estate: Risks to this loan category include industry concentration and the inability to monitor the condition of the collateral. Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt. Also, declines in real estate values and lack of suitable alternative uses for the properties are risks for loans in this category.

■

Non-Owner Occupied Commercial Real Estate: Loans in this category are susceptible to declines in occupancy rates, business failure, and general economic conditions. Also, declines in real estate values and lack of suitable alternative uses for the properties are risks for loans in this category.

■

Multi-Family and Residential Rental: Risks to this loan category include industry concentration and the inability to monitor the condition of the collateral. Loans in this category are susceptible to weakening general economic conditions and increases in unemployment rates, as well as market demand and supply of similar property and the resulting impact on occupancy rates, market rents, cash flow, and income-based real estate values. Also, the lack of suitable alternative uses for the properties is a risk for loans in this category.

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Our total loans at March 31, 2026, were $4.82 billion, a decrease of $5.2 million, or 0.1%, compared to  December 31, 2025. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at March 31, 2026, and  December 31, 2025, and the percentage change in loans from the end of 2025 to the end of the first quarter of 2026, are as follows:

					Percent
	March 31, 2026		December 31, 2025		Increase
(Dollars in thousands)	Balance	%	Balance	%	(Decrease)

Commercial:
Commercial and industrial	$1,429,831	29.7%	$1,374,522	28.5%	4.0%
Vacant land, land development, and residential construction	119,560	2.5	117,373	2.4	1.9
Real estate – owner occupied	799,065	16.6	778,869	16.2	2.6
Real estate – non-owner occupied	1,101,758	22.9	1,110,674	23.0	(0.8)
Real estate – multi-family and residential rental	485,175	10.1	537,224	11.2	(9.7)
Total commercial	3,935,389	81.8	3,918,662	81.3	0.4

Retail:
1-4 family mortgages	768,237	15.9	790,857	16.4	(2.9)
Other consumer loans	113,067	2.3	112,369	2.3	0.6
Total retail	881,304	18.2	903,226	18.7	(2.4)

Total loans	$4,816,693	100.0%	$4,821,888	100.0%	(0.1)%

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Age analyses of past due loans were as follows:

							Recorded
			Greater				Balance
	30 – 59	60 – 89	Than 89				> 89
	Days	Days	Days	Total		Total	Days and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
March 31, 2026
Commercial:
Commercial and industrial	$168	$0	$0	$168	$1,429,663	$1,429,831	$0
Vacant land, land development, and residential construction	224	0	0	224	119,336	119,560	0
Real estate – owner occupied	401	0	27	428	798,637	799,065	0
Real estate – non- owner occupied	0	0	2,732	2,732	1,099,026	1,101,758	0
Real estate – multi-family and residential rental	0	0	0	0	485,175	485,175	0
Total commercial	793	0	2,759	3,552	3,931,837	3,935,389	0

Retail:
1-4 family mortgages	544	332	374	1,250	766,987	768,237	0
Other consumer loans	222	16	0	238	112,829	113,067	0
Total retail	766	348	374	1,488	879,816	881,304	0

Total past due loans	$1,559	$348	$3,133	$5,040	$4,811,653	$4,816,693	$0

December 31, 2025
Commercial:
Commercial and industrial	$294	$0	$0	$294	$1,374,228	$1,374,522	$0
Vacant land, land development, and residential construction	67	0	0	67	117,306	117,373	0
Real estate – owner occupied	219	0	29	248	778,621	778,869	0
Real estate – non-owner occupied	0	0	2,732	2,732	1,107,942	1,110,674	0
Real estate – multi-family and residential rental	0	0	0	0	537,224	537,224	0
Total commercial	580	0	2,761	3,341	3,915,321	3,918,662	0

Retail:
1-4 family mortgages	992	409	156	1,557	789,300	790,857	0
Other consumer loans	585	40	5	630	111,739	112,369	0
Total retail	1,577	449	161	2,187	901,039	903,226	0

Total past due loans	$2,157	$449	$2,922	$5,528	$4,816,360	$4,821,888	$0

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Nonaccrual loans were as follows:

	March 31, 2026		December 31, 2025
	Recorded		Recorded
	Principal	Related	Principal	Related
(Dollars in thousands)	Balance	Allowance	Balance	Allowance
With no allowance recorded:
Commercial:
Commercial and industrial	$164	$0	$170	$0
Vacant land, land development and residential construction	0	0	201	0
Real estate – owner occupied	494	0	517	0
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	658	0	888	0

Retail:
1-4 family mortgages	2,148	0	1,892	0
Other consumer loans	81	0	81	0
Total retail	2,229	0	1,973	0

Total with no allowance recorded	$2,887	$0	$2,861	$0

With an allowance recorded:
Commercial:
Commercial and industrial	$958	$933	$1,223	$1,063
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	0	0	0	0
Real estate – non-owner occupied	2,732	2,732	2,732	2,732
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	3,690	3,665	3,955	3,795

Retail:
1-4 family mortgages	966	192	1,054	224
Other consumer loans	0	0	0	0
Total retail	966	192	1,054	224

Total with an allowance recorded	$4,656	$3,857	$5,009	$4,019

Total nonaccrual loans:
Commercial	$4,348	$3,665	$4,843	$3,795
Retail	3,195	192	3,027	224
Total nonaccrual loans	$7,543	$3,857	$7,870	$4,019

Nonaccrual loans represent the entire balance of collateral dependent loans. As of March 31, 2026 and  December 31, 2025, all collateral dependent loans were secured by real estate, with the exception of those classified as commercial and industrial, which were secured by accounts receivable, inventory, and equipment. Interest income recognized on nonaccrual loans totaled $0.2 million and $0.3 million during the three months ended March 31, 2026 and 2025, respectively, reflecting the collection of interest at the time of principal pay off.

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table reflects amortized cost basis of loans as of  March 31, 2026, and loan charge-offs during the three months ended March 31, 2026, based on year of origination:

								Revolving	Grand
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Term Total	Loans	Total
Commercial:
Commercial and Industrial:
Grades 1 – 4	$32,387	$75,897	$46,836	$34,242	$10,310	$46,748	$246,420	$426,883	$673,303
Grades 5 – 7	43,698	109,250	119,683	33,509	21,102	7,573	334,815	399,489	734,304
Grades 8 – 9	2,552	6,425	0	698	0	322	9,997	12,227	22,224
Total	$78,637	$191,572	$166,519	$68,449	$31,412	$54,643	$591,232	$838,599	$1,429,831
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Vacant Land, Land Development and Residential Construction:
Grades 1 – 4	$6,199	$21,545	$3,293	$1,226	$7,409	$8,637	$48,309	$10,120	$58,429
Grades 5 – 7	6,687	31,165	13,421	1,669	747	6,401	60,090	1,041	61,131
Grades 8 – 9	0	0	0	0	0	0	0	0	0
Total	$12,886	$52,710	$16,714	$2,895	$8,156	$15,038	$108,399	$11,161	$119,560
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Owner Occupied:
Grades 1 – 4	$28,959	$141,376	$122,391	$53,030	$76,150	$76,233	$498,139	$5,413	$503,552
Grades 5 – 7	34,159	83,174	63,826	50,396	28,845	22,678	283,078	2,944	286,022
Grades 8 – 9	1,747	0	413	3,428	2,651	1,252	9,491	0	9,491
Total	$64,865	$224,550	$186,630	$106,854	$107,646	$100,163	$790,708	$8,357	$799,065
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Non-Owner Occupied:
Grades 1 – 4	$30,637	$81,829	$73,694	$49,629	$64,845	$123,499	$424,133	$6,969	$431,102
Grades 5 – 7	46,821	116,353	156,242	168,717	77,178	97,669	662,980	4,944	667,924
Grades 8 – 9	0	2,732	0	0	0	0	2,732	0	2,732
Total	$77,458	$200,914	$229,936	$218,346	$142,023	$221,168	$1,089,845	$11,913	$1,101,758
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Multi-Family and Residential Rental:
Grades 1 – 4	$25,641	$34,280	$13,487	$17,590	$8,461	$44,046	$143,505	$4,861	$148,366
Grades 5 – 7	110,218	89,383	58,901	51,761	19,210	7,336	336,809	0	336,809
Grades 8 – 9	0	0	0	0	0	0	0	0	0
Total	$135,859	$123,663	$72,388	$69,351	$27,671	$51,382	$480,314	$4,861	$485,175
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Total Commercial	$369,705	$793,409	$672,187	$465,895	$316,908	$442,394	$3,060,498	$874,891	$3,935,389
Total Commercial year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Retail:
1-4 Family Mortgages:
Performing	$10,672	$67,155	$47,467	$89,925	$268,213	$280,753	$764,185	$938	$765,123
Nonperforming	0	0	232	445	1,031	1,406	3,114	0	3,114
Total	$10,672	$67,155	$47,699	$90,370	$269,244	$282,159	$767,299	$938	$768,237
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Other Consumer Loans:
Performing	$1,109	$5,866	$7,250	$6,237	$2,803	$1,801	$25,066	$87,920	$112,986
Nonperforming	0	0	0	0	17	64	81	0	81
Total	$1,109	$5,866	$7,250	$6,237	$2,820	$1,865	$25,147	$87,920	$113,067
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$5	$5
Total Retail	$11,781	$73,021	$54,949	$96,607	$272,064	$284,024	$792,446	$88,858	$881,304
Total Retail year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$5	$5

Total	$381,486	$866,430	$727,136	$562,502	$588,972	$726,418	$3,852,944	$963,749	$4,816,693
Total year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$5	$5

There were lines of credit with principal balances of $5.6 million that were converted to term loans during the first three months of 2026.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table reflects amortized cost basis of loans as of December 31, 2025, and loan charge-offs during the three months ended March 31, 2025, based on year of origination:

								Revolving	Grand
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Loans	Total
Commercial:
Commercial and Industrial:
Grades 1 – 4	$82,163	$57,225	$38,063	$12,554	$35,423	$14,878	$240,306	$415,084	$655,390
Grades 5 – 7	143,638	125,617	46,445	23,137	5,396	3,092	347,325	357,379	704,704
Grades 8 – 9	2,189	0	732	0	0	327	3,248	11,180	14,428
Total	$227,990	$182,842	$85,240	$35,691	$40,819	$18,297	$590,879	$783,643	$1,374,522
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Vacant Land, Land Development and Residential Construction:
Grades 1 – 4	$22,242	$4,849	$1,703	$7,676	$2,410	$6,752	$45,632	$10,283	$55,915
Grades 5 – 7	37,052	13,281	1,635	2,295	520	5,743	60,526	731	61,257
Grades 8 – 9	0	0	0	0	201	0	201	0	201
Total	$59,294	$18,130	$3,338	$9,971	$3,131	$12,495	$106,359	$11,014	$117,373
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Owner Occupied:
Grades 1 – 4	$135,403	$137,672	$51,266	$77,169	$66,198	$18,302	$486,010	$7,686	$493,696
Grades 5 – 7	81,750	59,874	51,642	53,479	20,585	9,085	276,415	1,285	277,700
Grades 8 – 9	0	0	3,502	2,674	0	1,297	7,473	0	7,473
Total	$217,153	$197,546	$106,410	$133,322	$86,783	$28,684	$769,898	$8,971	$778,869
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Non-Owner Occupied:
Grades 1 – 4	$93,669	$83,447	$55,500	$65,525	$73,727	$53,148	$425,016	$9,709	$434,725
Grades 5 – 7	145,795	153,731	170,018	77,964	69,335	51,411	668,254	4,963	673,217
Grades 8 – 9	2,732	0	0	0	0	0	2,732	0	2,732
Total	$242,196	$237,178	$225,518	$143,489	$143,062	$104,559	$1,096,002	$14,672	$1,110,674
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Multi-Family and Residential Rental:
Grades 1 – 4	$40,264	$13,603	$32,341	$9,449	$32,465	$23,399	$151,521	$0	$151,521
Grades 5 – 7	165,703	55,785	128,190	27,959	1,862	6,204	385,703	0	385,703
Grades 8 – 9	0	0	0	0	0	0	0	0	0
Total	$205,967	$69,388	$160,531	$37,408	$34,327	$29,603	$537,224	$0	$537,224
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Total Commercial	$952,600	$705,084	$581,037	$359,881	$308,122	$193,638	$3,100,362	$818,300	$3,918,662
Total Commercial year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Retail:
1-4 Family Mortgages:
Performing	$62,063	$52,546	$102,023	$280,078	$181,242	$107,389	$785,341	$2,570	$787,911
Nonperforming	0	241	451	1,047	347	860	2,946	0	2,946
Total	$62,063	$52,787	$102,474	$281,125	$181,589	$108,249	$788,287	$2,570	$790,857
Year-to-date gross write offs	$0	$0	$0	$0	$61	$0	$61	$0	$61

Other Consumer Loans:
Performing	$6,574	$8,299	$7,056	$3,358	$1,274	$894	$27,455	$84,833	$112,288
Nonperforming	0	0	0	9	5	42	56	25	81
Total	$6,574	$8,299	$7,056	$3,367	$1,279	$936	$27,511	$84,858	$112,369
Year-to-date gross write offs	$0	$0	$2	$0	$0	$0	$2	$0	$2
Total Retail	$68,637	$61,086	$109,530	$284,492	$182,868	$109,185	$815,798	$87,428	$903,226
Total Retail year-to-date gross write offs	$0	$0	$2	$0	$61	$0	$63	$0	$63

Total	$1,021,237	$766,170	$690,567	$644,373	$490,990	$302,823	$3,916,160	$905,728	$4,821,888
Total year-to-date gross write offs	$0	$0	$2	$0	$61	$0	$63	$0	$63

There were lines of credit with principal balances of $0.7 million as of December 31, 2024 that were converted to term loans during 2025.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

We use a migration to loss methodology to determine historical loss rates for commercial loans given the comprehensive loan grading process employed by Mercantile for over two decades, while an open pool approach is best suited for retail loans given the smaller dollar size of the segments. A baseline loss rate is produced at each reporting date for each loan portfolio segment using bank-specific loan charge-off and recovery data over a defined historical look-back period. The look-back period represents the number of data periods that will be used to calculate a baseline loss rate for each loan portfolio segment. We determined that the look-back period commencing on January 1, 2011 through the current reporting date was reasonable and appropriate, which was used in the calculation of both the March 31, 2026, and  December 31, 2025, allowance for credit losses.

Our historical loss rate is then applied to future loan balances at the instrument level based on remaining contractual life adjusted for amortization, prepayment and default to develop a baseline lifetime loss. Our prepayment speed assumptions are developed at the loan segment level based upon the consideration of all relevant data which we believe could impact anticipated customer behavior, including changes in interest rates, economic conditions, and underlying property valuations. For the commercial portfolio segments, we assumed a 2.0% prepayment speed as of both March 31, 2026, and  December 31, 2025, as we deemed there to be no considerable changes from historical experience. For the retail 1-4 family mortgage and retail other consumer portfolios, we used a prepayment speed of 9.5% as of both  March 31, 2026, and  December 31, 2025.

During each reporting period, we also consider the need to adjust the historical loss rates as determined to reflect the extent to which we expect current conditions and reasonable and supportable economic forecasts to differ from the conditions that existed for the period over which the historical loss information was determined. These qualitative adjustments may increase or decrease our estimate of expected future credit losses. As of March 31, 2026, and  December 31, 2025, we used a one-year reasonable and supportable economic forecast period, with a six-month straight-line reversion period for all loan segments. The economic forecasts used for our March 31, 2026, allowance calculation reflected a $0.9 million allowance balance reduction. The forecasts used for our December 31, 2025, allowance calculation reflected a $0.3 million allowance balance reduction.

The allowance for PSL and PCD loans acquired from the acquisition of Eastern Michigan Financial Corporation and its wholly owned banking subsidiary, Eastern Michigan Bank, was measured at the loan segment level using proxy expected lifetime loss rates adjusted for qualitative risk factors, including lending management experience, loan review and audit results, asset quality and portfolio trends, loan portfolio growth, industry concentrations, trends in underlying collateral, external factors, and economic conditions not already captured.

Individual loans exhibiting unique risk characteristics, which differentiated the loans from other loans within the loan segments and were evaluated for expected credit losses on an individual basis, totaled $6.8 million and $7.9 million as of March 31, 2026, and  December 31, 2025, respectively. Individual allowance allocations totaled $3.9 million and $4.0 million as of March 31, 2026, and  December 31, 2025, respectively.

Activity in the allowance for credit losses during the three months ended March 31, 2026 and 2025 were as follows:

(Dollars in thousands)	Commercial and industrial	Commercial vacant land, land development and residential construction	Commercial real estate – owner occupied	Commercial real estate – non-owner occupied	Commercial real estate – multi-family and residential rental	1-4 family mortgages	Other consumer loans	Unallocated	Total

Balance at 12-31-2025	$12,576	$478	$7,629	$15,074	$5,514	$14,199	$2,638	$83	$58,191
Provision for credit losses	92	31	206	(413)	(833)	(865)	42	(60)	(1,800)
Charge-offs	0	0	0	0	0	0	(5)	0	(5)
Recoveries	156	36	10	0	4	130	14	0	350
Balance at 3-31-2026	$12,824	$545	$7,845	$14,661	$4,685	$13,464	$2,689	$23	$56,736

Balance at 12-31-2024	$11,165	$367	$7,671	$10,919	$3,667	$18,702	$1,936	$27	$54,454
Provision for credit losses	598	18	6	1,027	206	186	83	(24)	2,100
Charge-offs	0	0	0	0	0	(61)	(2)	0	(63)
Recoveries	35	1	2	0	5	47	85	0	175
Balance at 3-31-2025	$11,798	$386	$7,679	$11,946	$3,878	$18,874	$2,102	$3	$56,666

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents the period-end amortized cost basis of modifications to borrowers experiencing financial difficulty by type of modification made during the three months ended March 31, 2026:

	Interest Rate		Principal
(Dollars in thousands)	Reduction	Term Extension	Forgiveness
Commercial:
Commercial and industrial	$0	$2,837	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	$0	$2,837	$0

Retail:
1-4 family mortgages	0	0	0
Other consumer loans	0	0	0
Total retail	$0	$0	$0

Total loans	$0	$2,837	$0

Loans listed under Term Extension were generally granted a series of short-term maturity extensions as part of the workout process and associated forbearance agreements. There were no modifications to borrowers experiencing financial difficulty during the three months ended  March 31, 2025.

The following table presents the amortized cost basis of loans that have been modified in the past twelve months to borrowers experiencing financial difficulty by payment status and loan segment as of March 31, 2026:

		30 – 89 Days	90 + Days
(Dollars in thousands)	Current	Past Due	Past Due	Total
Commercial:
Commercial and industrial	$11,474	$0	$0	$11,474
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	233	0	0	233
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	$11,707	$0	$0	$11,707

Retail:
1-4 family mortgages	0	0	0	0
Other consumer loans	0	0	0	0
Total retail	$0	$0	$0	$0

Total loans	$11,707	$0	$0	$11,707

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	March 31,	December 31,
(Dollars in thousands)	2026	2025

Land and improvements	$16,250	$16,250
Buildings	68,540	68,733
Furniture and equipment	30,955	31,585
	115,745	116,568
Less: accumulated depreciation	(53,884)	(54,100)

Premises and equipment, net	$61,861	$62,468

Depreciation expense totaled $1.5 million and $1.3 million during the first quarters of 2026 and 2025, respectively.

We enter into facility leases in the normal course of business. As of March 31, 2026, we were under lease contracts for eleven of our banking facilities. The leases have maturity dates ranging from August, 2026 through May, 2048, with a weighted average life of 9.4 years as of March 31, 2026. All of our leases have multiple three- to five-year extensions; however, these were not factored in the lease maturities and weighted average lease term as it was not reasonably certain we would exercise the options on the dates we entered into the lease agreements.

Leases are classified as either operating or finance leases at the lease commencement date, with all of our current leases determined to be operating leases. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Right-of-use assets represent our right to use underlying assets for the lease terms, while lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities are recognized at the lease commencement date at the estimated present value of lease payments over the lease term. We use our incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments. The weighted average discount rate for leases was 6.52% as of March 31, 2026.

The right-of-use assets, included in premises and equipment, net on our Consolidated Balance Sheets, and the lease liabilities, included in other liabilities on our Consolidated Balance Sheets, totaled $3.7 million and $3.9 million as of March 31, 2026, and December 31, 2025, respectively. As permitted by applicable accounting standards, we have elected not to recognize short-term leases with original terms of twelve months or less on our Consolidated Balance Sheets. Total operating lease expense associated with the leases aggregated $0.3 million during the first quarters of both 2026 and 2025.

Future lease payments were as follows as of March 31, 2026:

(Dollars in thousands)
2026	$892
2027	1,119
2028	942
2029	738
2030	73
Thereafter	1,141
Total undiscounted lease payments	4,905
Less effect of discounting	(1,245)

Present value of future lease payments (lease liability)	$3,660

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.    DEPOSITS

Our total deposits at March 31, 2026, were $5.42 billion, an increase of $135 million, or 2.6%, from December 31, 2025. The components of our outstanding balances at March 31, 2026, and  December 31, 2025, and percentage change in deposits from the end of 2025 to the end of the first quarter of 2026, are as follows:

					Percent
	March 31, 2026		December 31, 2025		Increase
(Dollars in thousands)	Balance	%	Balance	%	(Decrease)

Noninterest-bearing checking	$1,331,947	24.6%	$1,339,666	25.4%	(0.6)%
Interest-bearing checking	1,014,489	18.7	957,598	18.1	5.9
Money market	1,806,872	33.3	1,697,604	32.1	6.4
Savings	320,497	5.9	310,227	5.9	3.3
Time Deposits	865,575	16.0	848,844	16.1	2.0
Total local deposits	5,339,380	98.5	5,153,939	97.6	3.6

Out-of-area time, $100,000 and over	80,138	1.5	130,513	2.4	(38.6)

Total deposits	$5,419,518	100.0%	$5,284,452	100.0%	2.6%

6.    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements is as follows:

	Three Months Ended	Twelve Months Ended
(Dollars in thousands)	March 31, 2026	December 31, 2025

Outstanding balance at end of period	$219,513	$232,291
Average interest rate at end of period	2.68%	2.80%

Average daily balance during the period	$221,994	$239,089
Average interest rate during the period	2.70%	3.12%

Maximum daily balance during the period	$243,395	$285,679

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    OTHER BORROWINGS

FHLBI bullet advances totaled $290 million at March 31, 2026, and were scheduled to mature at varying dates from April 2026 through March 2031, with fixed rates of interest from 0.93% to 4.50% and averaging 3.33%. FHLBI bullet advances totaled $300 million at December 31, 2025, and were scheduled to mature at varying dates from January 2026 through June 2030, with fixed rates of interest from 0.90% to 4.50% and averaging 3.27%.

Maturities of FHLBI bullet advances as of March 31, 2026, were as follows:

(Dollars in thousands)
2026	$50,000
2027	100,000
2028	90,000
2029	10,000
2030	20,000
Thereafter	20,000

FHLBI amortizing advances totaled $25.3 million as of March 31, 2026, with an average rate of 2.52% and with final maturities in 2042. FHLBI amortizing advances totaled $26.2 million as of December 31, 2025, with an average rate of 2.52% and with final maturities in 2042. FHLBI amortizing advances are obtained periodically to assist in managing interest rate risk associated with certain longer-term fixed rate commercial loans, with annual principal payments that closely align with the scheduled amortization of the underlying commercial loans.

Scheduled principal payments on FHLBI amortizing advances as of  March 31, 2026, were as follows:

(Dollars in thousands)
2026	$0
2027	939
2028	979
2029	1,021
2030	1,065
Thereafter	21,318

Each advance is payable at its maturity date and subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of Mercantile Bank under a blanket lien arrangement. Our borrowing line of credit as of  March 31, 2026, totaled $1.16 billion, with remaining availability based on collateral of $837 million.

On December 15, 2021, we entered into Subordinated Note Purchase Agreements with certain institutional accredited investors pursuant to which we issued and sold $75.0 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes (“Notes”). The Notes have a stated maturity of January 30, 2032, and are redeemable by us at our option, in whole or in part, on or after January 30, 2027, on any interest payment date at a redemption price of 100% of the principal amount of the Notes being redeemed. The Notes are not subject to redemption at the option of the holder. The Notes will bear interest at a fixed rate of 3.25% per year until January 29, 2027. Commencing on January 30, 2027, and through the stated maturity date of January 30, 2032, the interest rate will reset quarterly at a variable rate equal to the then-current Three-Month Term SOFR plus 212 basis points. On December 15, 2021, we injected $70.0 million of the issuance proceeds into Mercantile Bank as an increase to equity capital.

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

On December 24, 2025, we entered into a credit agreement with U.S. Bank National Association for a $30.0 million term note. The term note bears interest at an annual rate equal to 1.70% plus the greater of (a) zero percent (0.0%) and (b) the one-month forward-looking term rate based on SOFR. Principal shall be paid in quarterly installments of $2.5 million each. The term note matures on December 24, 2028. Mercantile is permitted to prepay the term note in full or in part at any time without indemnity, premium or penalty.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.    STOCK-BASED COMPENSATION

Stock-based compensation plans are used to provide directors and employees with an increased incentive to contribute to our long-term performance and growth, to align the interests of directors and employees with the interests of our shareholders through the opportunity for increased stock ownership and to attract and retain directors and employees. Stock-based compensation expense, reported as noninterest expense in the Consolidated Statements of Income, totaled $1.0 million and $0.8 million during the  three months ended March 31, 2026 and 2025, respectively.

The Stock Incentive Plan of 2020 was approved by shareholders in May, 2020, and was effectively replaced with the Stock Incentive Plan of 2023 that was approved by shareholders in May, 2023. Under the Stock Incentive Plans of 2020 and 2023, incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards. Price, vesting and expiration date parameters are determined by Mercantile’s Compensation Committee on a grant-by-grant basis.  No payments are required from employees for restricted stock awards.  The restricted stock awards granted through the plan fully vest after three years and, in the case of performance-based restricted stock issued to executive officers issued under the plan, are subject to the attainment of pre-determined performance goals.

A summary of restricted stock activity during the three months ended March 31, 2026, is as follows:

		Weighted
		Average
	Shares	Fair Value

Nonvested at beginning of the period	199,402	$43.31
Grants	91,443	54.05
Vested	(29,721)	32.13
Forfeited	(3,128)	48.97
Nonvested at end of the period	257,996	$48.34

Of the restricted stock shares granted during the three months ended March 31, 2026, 17,422 shares are performance-based awards made to our Named Executive Officers at the target level and are subject to the attainment of pre-determined performance goals. As of  March 31, 2026, there were approximately 204,000 shares authorized for future incentive awards, and as of  December 31, 2025, there were approximately 293,000 shares authorized for future incentive awards.

We periodically grant shares of common stock to our Corporate and Bank Board Directors for retainer payments with the related expense being recorded over the period of the Directors' service, as summarized below:

		Total Cost
Grant Year	Shares Granted	(in thousands)	Covered Period
2024	11,316	423	June 1, 2024 - May 31, 2025
2025	10,007	444	June 1, 2025 - May 31, 2026
2026	321	16	Jan 1, 2026 - May 31, 2026

In March 2025, the Company adopted the 2025 Employee Stock Purchase Plan ("ESPP"), offering a 5% discount on the market price of the Company's common stock. The ESPP was approved by the Company's shareholders on May 22, 2025. The Company reserved 200,000 shares of common stock for future issuance under the ESPP, subject to adjustment. All present and future active and full-time employees of the Company or its subsidiaries are eligible to participate in the ESPP, other than temporary employees, interns, and officers subject to Section 16 of the Securities and Exchange Act of 1934, as amended. Eligible employees can purchase shares on each quarterly purchase date through payroll deductions of not less than $5 nor more than $200. The purchase price will be the lower of 95% of the fair market value of the Company's stock at the commencement of the offering period or the fair market value of a share of common stock on the stock purchase date. Each offering period spans three months, with the first offering period beginning on July 1, 2025. As of March 31, 2026, 198,000 shares were reserved for future issuance under the ESPP.

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

For commercial lines of credit, retail lines of credit and credit card average outstanding balances, we determined allowance requirements by calculating the difference between the average percent outstanding of the funded commitments over the past several years to actual percent outstanding at the end of the period and applying the respective expected loss allocation factors to the difference as this difference represents the average of unfunded commitments we expect to eventually be drawn upon. For commitments to make loans, we determine an allowance by applying the expected loss allocation factor to the amount expected to be funded. The calculated allowance aggregated $2.8 million and $2.3 million as of March 31, 2026, and December 31, 2025, respectively. We do not reserve for residential mortgage construction loans, as the loans are for one year or less and draws are governed by the receipt and satisfactory review of contractor and subcontractor sworn statements, lien waivers and title insurance company endorsements. Letters of credit are rarely drawn.

At March 31, 2026, and December 31, 2025, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at March 31, 2026, and  December 31, 2025, is as follows:

	March 31,	December 31,
(Dollars in thousands)	2026	2025

Commercial unused lines of credit	$1,776,873	$1,755,132
Unused lines of credit secured by 1–4 family residential properties	138,151	135,021
Credit card unused lines of credit	216,325	204,783
Other consumer unused lines of credit	49,561	53,124
Commitments to make loans	288,606	204,432
Standby letters of credit	30,937	26,813
	$2,500,453	$2,379,305

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

Derivatives not designated as hedges are not speculative and result from a service provided to certain commercial loan borrowers. We execute interest rate swaps with commercial banking customers desiring longer-term fixed rate loans, while simultaneously entering into interest rate swaps with correspondent banks to offset the impact of the interest rate swaps with the commercial banking customers. The net result is the desired floating rate loans and a minimization of the risk exposure of the interest rate swap transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the commercial banking customer interest rate swaps and the offsetting interest rate swaps with the correspondent banks are recognized directly to earnings. Fees paid to us by the correspondent banks are recognized as noninterest income on our Consolidated Statements of Income on the settlement dates.

The fair values of derivative instruments are reflected in the following table.

		Balance Sheet
(Dollars in thousands)	Notional Amount	Location	Fair Value

March 31, 2026
Derivative Assets
Interest rate swaps	$941,524	Other Assets	$18,860

Derivative Liabilities
Interest rate swaps	939,497	Other Liabilities	19,163

December 31, 2025
Derivative Assets
Interest rate swaps	$961,474	Other Assets	$23,212

Derivative Liabilities
Interest rate swaps	959,447	Other Liabilities	23,532

The effect of interest rate swaps that are not designated as hedging instruments resulted in income of less than $0.1 million and expense of $0.1 million during the three months ended March 31, 2026 and 2025, respectively, that were recorded in other noninterest expense on our Consolidated Statements of Income. We have master netting arrangements with our correspondent banks that allow us to net receivables and payables. The netting agreement also allows us to net related cash collateral received and transferred up to the fair value exposure amount. We have elected to not offset these transactions on the Consolidated Balance Sheets. The netting of derivative instruments is presented in the following table.

		Gross Amounts Not Offset on the Consolidated Balance Sheet
(Dollars in thousands)	Net Amounts Recognized	Financial Instruments	Cash Collateral Received or Posted	Net Amount

March 31, 2026
Derivative Assets
Interest rate swaps	$18,860	$6,138	$4,370	$8,352

Derivative Liabilities
Interest rate swaps	19,163	6,056	2,840	10,267

December 31, 2025
Derivative Assets
Interest rate swaps	$23,212	$9,711	$1,540	$11,961

Derivative Liabilities
Interest rate swaps	23,532	9,711	6,900	6,921

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows:

	Level in	March 31, 2026		December 31, 2025
	Fair
	Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy	Values	Values	Values	Values
Financial assets:
Cash and cash equivalents	Level 1	$579,304	$579,304	$473,324	$473,324
Securities available for sale	(1)	1,125,433	1,125,433	1,102,230	1,102,230
FHLBI stock	(2)	22,099	22,099	22,099	22,099
Loans, net	Level 3	4,759,957	4,815,768	4,763,697	4,830,844
Mortgage loans held for sale	Level 2	21,748	21,913	17,160	17,319
Accrued interest receivable	Level 2	25,164	25,164	23,638	23,638
Interest rate swaps	Level 2	18,860	18,860	23,212	23,212

Financial liabilities:
Deposits	Level 2	5,419,518	4,786,885	5,284,452	5,024,489
Securities sold under agreements to repurchase	Level 2	219,513	219,513	232,291	232,291
FHLBI advances	Level 2	315,322	310,239	326,221	321,069
Subordinated debentures	Level 2	51,186	51,187	51,015	51,019
Subordinated notes	Level 2	89,743	86,911	89,657	86,826
Term note	Level 2	27,500	27,500	30,000	30,000
Accrued interest payable	Level 2	8,554	8,554	9,921	9,921
Interest rate swaps	Level 2	19,163	19,163	23,532	23,532

(1)	See Note 12 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.
(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions; therefore, fair value is estimated at carrying amount.

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

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency debt obligations, mortgage-backed securities issued or guaranteed by U.S. Government agencies, and municipal general obligation and revenue bonds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information that becomes known to us necessitates an impairment. There was no such impairment as of March 31, 2026, or December 31, 2025. We have no Level 1 securities available for sale.

Derivatives. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves. Insignificant unobservable inputs, such as borrower credit spreads, are also utilized.

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of March 31, 2026 and December 31, 2025, we determined the fair value of our mortgage loans held for sale to be $21.9 million and $17.3 million, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.  FAIR VALUES (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2026
Available for sale securities
U.S. Treasury notes and bonds	$55,306	$0	$55,306	$0
U.S. Government agency debt obligations	666,969	0	666,969	0
Mortgage-backed securities	72,314	0	72,314	0
Municipal general obligation bonds	215,702	0	215,702	0
Municipal revenue bonds	66,408	0	66,408	0
Other investments	48,734	0	48,734	0
Interest rate swaps	18,860	0	18,860	0
Total assets	$1,144,293	$0	$1,144,293	$0

Interest rate swaps	19,163	0	19,163	0
Total liabilities	$19,163	$0	$19,163	$0

December 31, 2025
Available for sale securities
U.S. Treasury notes and bonds	$55,501	$0	$55,501	$0
U.S. Government agency debt obligations	639,773	0	639,773	0
Mortgage-backed securities	75,762	0	75,762	0
Municipal general obligation bonds	215,063	0	215,063	0
Municipal revenue bonds	65,004	0	65,004	0
Other investments	51,127	0	51,127	0
Interest rate swaps	23,212	0	23,212	0
Total assets	$1,125,442	$0	$1,125,442	$0

Interest rate swaps	23,532	0	23,532	0
Total liabilities	$23,532	$0	$23,532	$0

There were no sales, purchases or transfers in or out of Level 3 during the three months ended March 31, 2026 and 2025.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.  FAIR VALUES (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of  March 31, 2026, and  December 31, 2025, are as follows:

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2026
Collateral dependent loans	$799	$0	$0	$799

December 31, 2025
Collateral dependent loans	$991	$0	$0	$991

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

13.  BUSINESS COMBINATIONS

On December 31, 2025, Mercantile completed its acquisition of Eastern Michigan Financial Corporation and its wholly owned banking subsidiary, Eastern Michigan Bank, in accordance with the Agreement and Plan of Merger, as amended (the "Merger Agreement") by and between Mercantile, Eastern Michigan Financial Corporation, and Shamrock Merger Sub LLC, a wholly owned special purpose subsidiary of Mercantile (“Merger Sub”), entered into on July 22, 2025. Pursuant to the Merger Agreement, Eastern Michigan Financial Corporation merged with and into Merger Sub, with Merger Sub continuing as the surviving entity (the “Merger”). Immediately following the Merger, and also effective as of December 31, 2025, Merger Sub merged with and into Mercantile, with Mercantile continuing as the surviving entity. The newly acquired Eastern Michigan Bank will operate alongside Mercantile Bank until the first quarter of 2027, at which time Mercantile plans to consolidate Eastern Michigan Bank into Mercantile Bank.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.  BUSINESS COMBINATIONS (continued)

Mercantile accounted for the Eastern Michigan Financial Corporation acquisition as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations ("ASC 805"). ASC 805 requires assets purchased and liabilities assumed to be recorded at their respective fair values as of the date of acquisition. Mercantile determined the fair value of loans, core deposit intangibles, mortgage servicing rights, time deposits, and real property with the assistance of third-party valuations and appraisals. During the first quarter of 2026, purchase accounting adjustments were made to decrease the core deposit intangible asset by $1.3 million, decrease deferred tax liabilities by $0.3 million and increase goodwill by $1.0 million. The purchase accounting adjustments were made to the provisional amounts due to the finalization of a third-party valuation report and effective January 1, 2026. The following table summarizes the final fair value of the total consideration transferred and the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction:

(Dollars in thousands, except per share data)

Consideration:
Cash	$50,876
Common stock (924,999 shares issued at $48.55 per share)	44,909
Total consideration	$95,785

Identifiable assets acquired
Cash and due from banks	$62,361
Interest-earning deposits	42,084
Securities available for sale	198,399
Loans, net	201,320
Premises and equipment	7,482
Core deposit intangible	19,038
Other assets	16,875
Total identifiable assets acquired	547,559

Identifiable liabilities assumed
Deposits	$474,898
Other liabilities	1,093
Total identifiable liabilities acquired	475,991

Net identifiable assets acquired	$71,568

Goodwill	$24,217

The following table presents supplemental pro-forma information as if the acquisition had occurred at the beginning of 2024. The unaudited pro forma information includes adjustments for interest income on loans acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed dates.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2026	2025

Net interest income	$55,785	$53,611
Provision for credit losses	(1,800)	1,969
Noninterest income	11,688	9,181
Noninterest expense	41,634	34,168
Income before income taxes	27,639	26,655
Income tax expense	4,522	4,744

Net income	$23,117	$21,911

Earnings per share	$1.34	$1.28

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. As of March 31, 2026, and December 31, 2025, our banks were in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since March 31, 2026, that we believe have changed our banks' categorizations.

Our actual capital levels and the minimum levels required to be categorized as adequately and well capitalized were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2026
Total capital (to risk weighted assets)
Consolidated	$876,484	14.6%	$478,819	8.0%	$ NA	NA%
Mercantile Bank	779,125	13.8	450,962	8.0	563,702	10.0
Eastern Michigan Bank	61,537	21.6	22,793	8.0	28,492	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	727,211	12.2	359,115	6.0	NA	NA
Mercantile Bank	721,943	12.8	338,221	6.0	450,962	8.0
Eastern Michigan Bank	59,188	20.8	17,095	6.0	22,793	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	678,099	11.3	269,336	4.5	NA	NA
Mercantile Bank	721,943	12.8	253,666	4.5	366,406	6.5
Eastern Michigan Bank	59,188	20.8	12,822	4.5	18,520	6.5
Tier 1 capital (to average assets)
Consolidated	727,211	10.7	272,868	4.0	NA	NA
Mercantile Bank	721,943	11.5	251,309	4.0	314,136	5.0
Eastern Michigan Bank	59,188	11.1	21,343	4.0	26,679	5.0

December 31, 2025
Total capital (to risk weighted assets)
Consolidated	$859,158	14.4%	$477,044	8.0%	$ NA	NA%
Mercantile Bank	775,664	13.8	449,498	8.0	561,873	10.0
Eastern Michigan Bank	58,893	20.2	23,335	8.0	29,168	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	709,058	11.9	357,783	6.0	NA	NA
Mercantile Bank	717,619	12.8	337,124	6.0	449,498	8.0
Eastern Michigan Bank	56,495	19.4	17,501	6.0	23,335	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	660,117	11.1	268,337	4.5	NA	NA
Mercantile Bank	717,619	12.8	252,843	4.5	365,217	6.5
Eastern Michigan Bank	56,495	19.4	13,126	4.5	18,960	6.5
Tier 1 capital (to average assets)
Consolidated	709,058	11.4	249,580	4.0	NA	NA
Mercantile Bank	717,619	11.5	248,738	4.0	310,922	5.0
Eastern Michigan Bank	56,495	11.5	19,621	4.0	24,527	5.0

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.  REGULATORY MATTERS (Continued)

Our consolidated capital levels as of  March 31, 2026, and December 31, 2025, include $49.1 million and $48.9 million of trust preferred securities, respectively. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009, were less than $15.0 billion. As of  March 31, 2026, and December 31, 2025, all $49.1 million and $48.9 million of the trust preferred securities, respectively, were included in our consolidated Tier 1 capital.

Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of March 31, 2026, our banks meet all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis.

Our and our banks' ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 15, 2026, our Board of Directors declared a cash dividend on our common stock in the amount of $0.39 per share that was paid on March 18, 2026, to shareholders of record as of March 6, 2026.

As of March 31, 2026, we had the ability to repurchase up to $6.8 million in common stock shares from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations as part of a $20.0 million common stock repurchase program announced in May 2021. No shares were repurchased during the first three months of 2026. Historically, stock repurchases have been funded from cash dividends paid to us from Mercantile Bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our banks. The actual timing, number and value of shares repurchased will be determined by us in our discretion and will depend on a number of factors, including the stock price, capital position, financial performance, general market and economic conditions, alternative uses of capital and applicable legal requirements.

15.  BUSINESS SEGMENT INFORMATION

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.  BUSINESS SEGMENT INFORMATION (continued)

Selected financial information on our business segments is presented as follows as of and for the three months ended March 31, 2026:

(Dollars in thousands)	Mercantile Bank	Eastern Michigan Bank	All Other	Intercompany Eliminations	Consolidated Total

Interest income	$79,474	$6,485	$1,061	$(1,594)	$85,426
Interest expense	27,456	612	3,021	(1,564)	29,525
Net interest income	52,018	5,873	(1,960)	(30)	55,901
Provision for credit losses	(1,700)	(100)	-	-	(1,800)
Net interest income after provision for credit losses	53,718	5,973	(1,960)	(30)	57,701
Noninterest income	11,073	548	19,567	(19,500)	11,688
Noninterest expense	36,018	4,048	2,041	-	42,107
Income before federal income tax expense	28,773	2,473	15,566	(19,530)	27,282
Federal income tax expense	4,949	499	(851)	-	4,597
Net income	$23,824	$1,974	$16,417	$(19,530)	$22,685

Goodwill	$32,171	$24,217	$17,301	$-	$73,689
Core deposit intangible, net	-	18,173	-	-	18,173
Total assets	6,356,397	567,842	1,026,376	(1,005,580)	6,945,035

16.  SUBSEQUENT EVENTS

On April 16, 2026, our Board of Directors declared a cash dividend on our common stock in the amount of $0.39 per share that will be paid on June 17, 2026, to shareholders of record as of June 5, 2026.

MERCANTILE BANK CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and the Company. Words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “indicates,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence (“Future Factors”). Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

Future Factors include, among others, our ability to successfully integrate the business of Eastern Michigan Financial Corporation; our ability to successfully consolidate Eastern Michigan Bank into Mercantile Bank; our ability to successfully convert our core processing system; our ability to maintain adequate levels of allowance for credit losses; adverse changes in interest rates and interest rate relationships; increasing rates of inflation and slower growth rates or recession; significant declines in the value of commercial real estate; market volatility; demand for products and services; climate impacts; labor markets; the degree of competition by traditional and non-traditional financial services companies; changes in banking regulation or actions by bank regulators; changes in tax laws and other laws and regulations applicable to us; changes in prices, levies, and assessments; the impact of technological advances; potential cyber-attacks, information security breaches, and other criminal activities; litigation liabilities; governmental and regulatory policy changes; the outcomes of existing or future contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; damage to our reputation resulting from adverse publicity, regulatory actions, litigation, operational failures, and the failure to meet client expectations and other facts; changes in the national and local economies; unstable political and economic environments; disease outbreaks, such as the Covid-19 pandemic or similar public health threats, and measures implemented to combat them; and other risk factors, including those described in our annual report on Form 10-K for the year ended December 31, 2025. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Reconciliation of U.S. GAAP to Non-GAAP Financial Measures

This report contains certain non-GAAP financial measures, including adjusted net income, adjusted noninterest expense, and adjusted diluted earnings per share, each of which excludes after-tax costs associated with (i) Mercantile’s acquisition of Eastern Michigan Financial Corporation that was completed during the fourth quarter of 2025 ($0.2 million), and (ii) the previously announced core and digital banking system conversion ($2.3 million).  These non-GAAP financial measures are identified in this report where they appear.  We believe that presenting these non-GAAP financial measures provides investors, analysts, and other interested parties with meaningful supplementary information to assess Mecantile’s underlying operational performance by removing the effect of costs we consider to be non-recurring in nature and not reflective of Mercantile’s core operating results.  These non-GAAP financial measures are used by management to evaluate Mercantile’s ongoing operations, for internal planning and forecasting purposes, and to assess period-over-period comparability.  Management believes it is useful for the reader to review these non-GAAP adjusted measures alongside the GAAP measures.  Our definition of these adjusted financial measures may differ from similarly named measures used by others.  These non-GAAP measures have limitations as an analytical tool and should not be considered in isolation or as a substitute for our GAAP measures.

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Bank, Eastern Michigan Bank (collectively “our banks”), Mercantile Community Partners, LLC ("MCP"), and Mercantile Insurance Center, Inc., a subsidiary of Mercantile Bank, at March 31, 2026, and December 31, 2025, and the results of operations for the three months ended March 31, 2026 and 2025. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the Company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

MERCANTILE BANK CORPORATION

Critical Accounting Policies

Accounting principles generally accepted in the United States of America (“GAAP”) are complex and require us to apply significant judgment to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements included in this report. For a discussion of our significant accounting estimates, see Note 1 of the Notes to our Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2025 (Commission file number 000-26719). Our critical accounting policies are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements, and actual results may differ from those estimates. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

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

MERCANTILE BANK CORPORATION

Financial Overview

On December 31, 2025, we consummated the acquisition of Eastern Michigan Financial Corporation and its wholly-owned banking subsidiary, Eastern Michigan Bank, headquartered in Crosswell, Michigan.  Eastern Michigan Bank will operate alongside Mercantile Bank until the first quarter of 2027, at which time we plan to consolidate Eastern Michigan Bank into Mercantile Bank in conjunction with the completion of the conversion of our core operating system to a new provider.  The first quarter of 2026 represented the initial period of financial performance that included Eastern Michigan Bank’s operating results.

We reported net income of $22.7 million, or $1.32 per diluted share, for the first quarter of 2026, compared with net income of $19.5 million, or $1.21 per diluted share, during the first quarter of 2025.  Higher net interest income and noninterest income combined with lower provision expense more than offset increased noninterest costs.

Commercial loans increased $16.7 million during the first three months of 2026, providing for an annualized growth rate of about 2%.  As had been the case during most of 2025, commercial loan growth during the first quarter of 2026 was negatively impacted by a higher than typical level of payoffs and line of credit paydowns.  Commercial loan payoffs, largely reflecting business sales, sales of assets and secondary market refinancings, and line of credit paydowns on larger commercial loan relationships totaled $180 million during the first three months of 2026, after aggregating $363 million, or an average of $91 million per quarter, in 2025.  Our typical level of such payoffs and line paydowns average around $50 million per quarter.  As a percentage of total commercial loans, commercial and industrial and owner-occupied commercial real estate (“CRE”) loans equaled 56.6% as of March 31, 2026, compared to 55.0% as of December 31, 2025.  The commercial loan pipeline remains strong, and as of March 31, 2026, we had $240 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase.

Residential mortgage loans decreased $22.6 million during the first three months of 2026, as aggregate payoffs and scheduled monthly payments exceeded new loans added to the portfolio during the quarter.  Residential mortgage loan originations totaled $128 million during the first quarter of 2026, reflecting an increase of over 27% compared to the first three months of 2025.  Approximately 83% of the residential mortgage loans originated during the first quarter of 2026 were with the intent to sell, compared to about 80% during the first three months of 2025.  Combined with increased prepayment speeds of our residential mortgage loan portfolio during the past two years, the increased percentage of loans sold has resulted in a declining portfolio balance.  The increased volume of residential mortgage loans originated and percentage of loans sold has had a positive impact on mortgage banking income.

The overall quality of our loan portfolio remains strong, with nonperforming loans totaling $7.5 million, or 0.16% of total loans, as of March 31, 2026.  Accruing loans past due 30 to 89 days remain very low with no foreclosed properties at quarter-end.  Gross loan charge-offs were nominal during the first three months of 2026, while recoveries of prior period loan charge-offs aggregated $0.4 million, providing for a net loan recovery of $0.3 million.

Interest-earning deposits, a vast majority of which is comprised of funds on deposit with the Federal Reserve Bank of Chicago, averaged $423 million during the first three months of 2026, compared to $267 million during the first three months of 2025.  The higher average balance primarily reflects strong deposit growth during the first quarter of 2026 and our strategy to reduce the loan-to-deposit ratio via local deposit growth exceeding loan and investment growth.

MERCANTILE BANK CORPORATION

Total deposits increased $135 million during the first three months of 2026.  Aggregate net growth in almost all interest-bearing deposit types more than offset a decline of $50.4 million in out-of-area deposits and reductions in most business transaction deposit products from customers’ customary tax and bonus payments and partnership distributions during the early part of each first quarter.  Securities sold under agreements to repurchase (“sweep accounts”) decreased $12.8 million and Federal Home Loan Bank of Indianapolis (“FHLBI”) advances declined $10.9 million during the first three months of 2026.  Wholesale funds, comprised of out-of-area deposits and FHLBI advances, totaled $395 million, or about 7% of total funds, as of March 31, 2026, compared to $457 million, or approximately 8% of total funds, as of December 31, 2025.

Net interest income grew $7.4 million during the first three months of 2026 compared to the first quarter of 2025, reflecting the combined impact of a $5.1 million increase in interest income and a $2.3 million decrease in interest expense.  Our net interest margin during the first quarter of 2026 was 8 basis points higher than during the first quarter of 2025, with our yield on earning assets declining 31 basis points and our cost of funds decreasing 39 basis points during that time period.  The lower yield on earning assets largely reflected the aggregate 75 basis point reduction in the federal funds rate during the last four months of 2025, with the lower cost of funds being primarily attributed to the decline in the interest rate environment and the onboarding of Eastern Michigan Bank’s relatively low-cost deposit base.  Also contributing to higher net interest income was growth in earning assets.  Average earning assets during the first quarter of 2026 totaled $6.42 billion, compared to $5.70 billion during the first quarter of 2025.

We recorded a negative provision for credit losses of $1.8 million during the first three months of 2026, compared to a positive provision for credit losses of $2.1 million during the first quarter of 2025.  The negative provision expense mainly reflected improvements to the economic forecast, changes in loan mix, a lower residential mortgage loan portfolio balance and a decline in specific allocations.

Noninterest income totaled $11.7 million during the first three months of 2026, compared to $8.7 million during the first quarter of 2025.  We recorded improvements in virtually all noninterest income categories, including solid growth in treasury management fees, mortgage banking income, card income, interest rate swap income and payroll service fees.  We also recorded $0.4 million in interest from the Internal Revenue Service on federal income tax payments made during 2024 that were subsequently refunded due to offsetting purchased energy tax credits.

Noninterest expense totaled $42.1 million during the first quarter of 2026, compared to $31.1 million during the first quarter of 2025.  Excluding one-time costs aggregating $2.9 million related to the core and digital banking system conversion and $0.3 million associated with the acquisition of Eastern Michigan Financial Corporation, noninterest expense increased $7.8 million, or 25.0%, during the first three months of 2026 compared to the respective 2025 period using this non-GAAP measurement.  The increase in noninterest expense mainly resulted from higher salary and benefit costs.  A $1.2 million increase in allocations to the reserve for unfunded loan commitments, largely reflecting a significantly higher level of commercial loan commitments that have been accepted by customers, also contributed to the increase in noninterest expense.  The remaining increase in noninterest expense largely reflects cost inflation and the increased cost of a larger balance sheet and branch network.  Eastern Michigan Bank’s noninterest expense totaled $4.0 million during the first three months of 2026, including salary and benefit costs of $1.7 million, core deposit intangible asset amortization of $0.9 million, and data processing costs of $0.4 million.

Federal income tax expense was $4.6 million during the first three months of 2026, compared to $4.5 million during the first quarter of 2025.  Federal income tax expense rose $0.1 million, while income before federal income tax expense increased $3.2 million.  The acquisition of transferable energy tax credits and the benefits from low-income housing and historic tax credits provided for aggregate tax benefits of $0.8 million and $0.3 million during the first three months of 2026 and 2025, respectively.  The effective tax rate was 16.9% and 18.8% during the first quarter of 2026 and 2025, respectively.

MERCANTILE BANK CORPORATION

Financial Condition

Total assets increased $110 million during the first three months of 2026, totaling $6.95 billion as of March 31, 2026.  Interest-earning deposits increased $111 million and securities available for sale grew $23.2 million, while total loans declined $5.2 million during the first quarter of 2026.  Deposits increased $135 million, while sweep accounts declined $12.8 million and FHLBI advances were down $10.9 million during the first three months of 2026.

Our loan portfolio has historically been primarily comprised of commercial loans.  Commercial loans totaled $3.94 billion, or 81.7% of total loans, as of March 31, 2026.  Commercial loans increased $16.7 million during the first three months of 2026, providing for an annualized growth rate of about 2%.  As had been the case during most of 2025, commercial loan growth during the first quarter of 2026 was negatively impacted by a higher than typical level of payoffs and line of credit paydowns.  Commercial loan payoffs, largely reflecting business sales, sales of assets and secondary market refinancings, and line of credit paydowns on larger commercial loan relationships totaled $180 million during the first three months of 2026, after aggregating $363 million, or an average of $91 million per quarter, in 2025.  Our typical level of such payoffs and line paydowns average around $50 million per quarter.

During the first quarter of 2026, commercial and industrial loans increased $55.3 million, owner-occupied CRE loans were up $20.2 million and land development and construction loans expanded by $2.2 million, while multi-family and residential rental property loans declined $52.0 million and non-owner occupied CRE loans were down $8.9 million.  As a percentage of total commercial loans, commercial and industrial and owner-occupied CRE loans equaled 56.6% as of March 31, 2026, compared to 55.0% as of December 31, 2025.

Availability on commercial construction and development loans that are in the construction phase totaled $240 million as of March 31, 2026, with most of the funds expected to be drawn over the next 12 to 18 months.  Our current pipeline reports indicate continued strong commercial loan funding opportunities in future periods, including $289 million in committed and accepted new lending commitments, a majority of which we expect to be accepted and funded over the next 12 to 18 months.  Our commercial bankers also report additional opportunities they are currently discussing with existing borrowers and potential new customers.  We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship, as well as concentration limits, we have established within our commercial loan portfolio.  Usage of existing commercial lines of credit averaged about 40% during the first three months of 2026, compared to approximately 44% during all of 2025.

Residential mortgage loans totaled $768 million, or 15.9% of total loans, as of March 31, 2026.  Residential mortgage loans decreased $22.6 million during the first three months of 2026, as aggregate payoffs and scheduled monthly payments exceeded new loans added to the portfolio during the quarter.  Residential mortgage loan originations totaled $128 million during the first quarter of 2026, reflecting an increase of over 27% compared to the first three months of 2025.  Approximately 83% of the residential mortgage loans originated during the first quarter of 2026 were with the intent to sell, compared to about 80% during the first three months of 2026.  Combined with increased prepayment speeds of our residential mortgage loan portfolio during the past two years, the increased percentage of loans sold has resulted in a declining portfolio balance.  The increased volume of residential mortgage loans originated and percentage of loans sold has had a positive impact on mortgage banking income.

Other consumer-related loans totaled $113 million, or 2.4% of total loans, as of March 31, 2026.  Home equity lines of credit comprised approximately 76% of that total balance.  We expect this loan portfolio segment to remain relatively stable in dollar amount but decline as a percentage of total loans in future periods as the commercial loan segment grows.

MERCANTILE BANK CORPORATION

Our credit policies establish guidelines to manage credit risk and asset quality.  These guidelines include loan review and early identification of problem loans to provide effective loan portfolio administration.  The credit policies and procedures are designed to minimize the risk and uncertainties inherent in lending.  In following these policies and procedures, we rely on estimates, appraisals and evaluations of loans and the possibility that changes in these could occur quickly because of changing economic conditions or other factors.  Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require modification in the future, are included on an internal watch list. Senior management and the Board of Directors review this list regularly.  Market value estimates of collateral on nonperforming loans, as well as on foreclosed and repossessed assets, are reviewed periodically.  We also have a process in place to monitor whether value estimates at each quarter end are reflective of current market conditions.  Our credit policies establish criteria for obtaining appraisals and determining internal value estimates.  We may also adjust outside and internal valuations based on identifiable trends within our markets, such as recent sales of similar properties or assets, listing prices and offers received.  In addition, we may discount certain appraised and internal value estimates to address distressed market conditions.

The overall quality of our loan portfolio remains strong, with nonperforming loans totaling $7.5 million, or 0.2% of total loans, as of March 31, 2026.  The volume of nonperforming loans has remained under 0.3% of total loans since year-end 2015 and has averaged 0.1% over the past seven years.  Accruing loans past due 30 to 89 days remain very low with no foreclosed properties at quarter end.  Given the low levels of nonperforming and delinquent loans, combined with what we believe are strong credit administration practices, we are pleased with the overall quality of the loan portfolio.  Gross loan charge-offs were nominal during the first three months of 2026, while recoveries of prior period loan charge-offs aggregated $0.4 million, providing for a net loan recovery of $0.3 million.  We continue our collection efforts on charged-off loans and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

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

MERCANTILE BANK CORPORATION

The allowance equaled $56.7 million, or 1.18% of total loans and 752% of nonperforming loans, as of March 31, 2026.  The allowance was comprised of $52.9 million in general reserves relating to performing loans and $3.8 million in specific reserves on other loans, primarily nonperforming loans, as of March 31, 2026.  Loans with an aggregate carrying value of $3.4 million as of March 31, 2026, had been subject to previous partial charge-offs aggregating $3.1 million over the past several years.

Although we believe the allowance is adequate to absorb loan losses in our loan portfolio as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

The following table reflects the composition of our allowance for credit losses, nonaccrual loans, and net charge-offs as of and for the three months ended March 31, 2026.

(Dollars in thousands)	Allowance for Credit Losses	Total Loans	Allowance for Credit Losses to Total Loans	Nonaccrual Loans	Nonaccrual Loans to Total Loans	Allowance for Credit Losses to Nonaccrual Loans	Net Charge-Offs	Annualized Net Charge-Offs to Average Loans

Commercial:
Commercial and industrial	$12,824	$1,429,831	0.90%	$1,122	0.08%	1,142.96%	$(156)	(0.05)%
Vacant land, land development and residential construction	545	119,560	0.46	0	0	NA	(36)	(0.18)
Real estate – owner occupied	7,845	799,065	0.98	494	0.06	1,588.06	(10)	(0.01)
Real estate – non-owner occupied	14,661	1,101,758	1.33	2,732	0.25	536.64	0	0.00
Real estate – multi-family and residential rental	4,685	485,175	0.97	0	0	NA	(4)	(0.01)
Total commercial	40,560	3,935,389	1.03	4,348	0.11	932.84	(206)	(0.02)

Retail:
1-4 family mortgages	13,464	768,237	1.75	3,114	0.41	432.37	(130)	(0.07)
Other consumer	2,689	113,067	2.38	81	0.07	3,319.75	(9)	(0.04)
Total retail	16,153	881,304	1.83	3,195	0.36	505.57	(139)	(0.07)

Unallocated	23	NA	NA	NA	NA	NA	NA	NA
Total	$56,736	$4,816,693	1.18%	$7,543	0.16%	752.17%	$(345)	(0.03)%

MERCANTILE BANK CORPORATION

Securities available for sale increased $23.2 million during the first three months of 2026, totaling $1.13 billion as of March 31, 2026.  Purchases of U.S. Government agency bonds during the first three months of 2026 aggregated $38.5 million, while proceeds from maturities totaled $10.0 million.  There were no purchases of U.S. Government agency guaranteed mortgage-backed securities during the first three months of 2026, while proceeds from principal paydowns aggregated $4.3 million.  Purchases of municipal bonds totaled $4.4 million during the first three months of 2026; there were no maturities or calls.  As of March 31, 2026, the portfolio was primarily comprised of U.S. Treasury and U.S. Government agency bonds (64%), municipal bonds (25%), U.S. Government agency guaranteed mortgage-backed securities (7%) and domestic bonds (4%).  All of our securities are currently designated as available for sale, and are therefore stated at fair value.  The fair value of securities designated as available for sale as of March 31, 2026, totaled $1.13 billion, including a net unrealized loss of $37.0 million.  The net unrealized loss equaled $30.4 million as of December 31, 2025.  After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that the unrealized losses were due to changing interest rate environments.   We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations.  In addition, the securities portfolio serves a primary interest rate risk management function.  We expect any upcoming purchases to generally consist of U.S. Government agency bonds and municipal bonds, with the securities portfolio maintained at the current level of approximately 16% of total assets.

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

FHLBI stock totaled $22.1 million as of March 31, 2026, unchanged from December 31, 2025.  Our investment in FHLBI stock is necessary to engage in the FHLBI’s advance and other financing programs.  We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

Interest-earning deposits, a vast majority of which is comprised of funds on deposit with the Federal Reserve Bank of Chicago, averaged $423 million during the first three months of 2026, compared to $267 million during the first three months of 2025.  The higher average balance primarily reflects strong deposit growth during the first quarter of 2026 and our strategy to reduce the loan-to-deposit ratio via local deposit growth exceeding loan and investment growth.

Net premises and equipment equaled $61.9 million as of March 31, 2026, compared to $62.5 million as of December 31, 2025.  Depreciation expense totaled $1.5 million during the first three months of 2026, while investments associated with renovations of existing facilities and equipment purchases aggregated $0.9 million.

MERCANTILE BANK CORPORATION

Total deposits increased $135 million during the first three months of 2026, totaling $5.42 billion as of March 31, 2026.  Aggregate net growth in almost all interest-bearing deposit types more than offset a decline of $50.4 million in out-of-area deposits and reductions in most business transaction deposit products from customers’ customary tax and bonus payments and partnership distributions during the early part of each first quarter.  Money market deposit accounts increased by $109 million, interest checking accounts were up $56.9 million, local time deposits grew $16.7 million, and savings deposits increased $10.3 million, while noninterest-bearing checking accounts declined $7.7 million during the first three months of 2026.  The deposit balance increases reflect new deposit account relationships and additional funds from existing deposit customers, largely from business and public units.

Uninsured deposits totaled approximately $2.8 billion, or about 52% of total deposits, as of March 31, 2026, compared to approximately $2.9 billion, or about 54% of total deposits, as of December 31, 2025.  The uninsured amounts are estimates based on the methodologies and assumptions we use for regulatory reporting requirements.  Our level of uninsured deposits, which has remained relatively steady as a percentage of total deposits, is generally higher than banking industry averages given our commercial lending focus.

Sweep accounts decreased $12.8 million during the first quarter of 2026, totaling $220 million as of March 31, 2026.  The aggregate balance of this funding type can be subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances that several of the customers maintain.  The average balance of sweep accounts equaled $222 million during the first three months of 2026, with a high daily balance of $243 million and a low daily balance of $211 million.  Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into overnight interest-bearing repurchase agreements.  Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance.  All of our repurchase agreements are accounted for as secured borrowings.

FHLBI advances declined $10.9 million during the first three months of 2026, totaling $315 million as of March 31, 2026.  Bullet advances aggregating $20.0 million were obtained during the first quarter of 2026, while bullet advance maturities aggregated $30.0 million.  Payments on amortizing FHLBI advances totaled $0.9 million. Bullet FHLBI advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk, while amortizing FHLBI advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amount and amortization structure of the underlying advances reflective of the associated commercial loans.  FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of Mercantile Bank, under a blanket lien arrangement.  Our borrowing line of credit totaled $1.16 billion, with remaining availability based on collateral equaling $837 million, as of March 31, 2026.

Shareholders’ equity increased $12.1 million during the first three months of 2026, equaling $737 million as of March 31, 2026.  Positively impacting shareholders’ equity during the first three months of 2026 was net income of $22.7 million, which was partially offset by the payment of cash dividends totaling $6.6 million.  Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by $1.2 million.  A $5.2 million after-tax decrease in the market value of our available for sale securities portfolio, generally reflecting an increase in market interest rates, negatively impacted shareholders’ equity during the first three months of 2026.

MERCANTILE BANK CORPORATION

Liquidity

Liquidity is measured by our ability to raise funds through deposits, borrowed funds, and capital, or cash flow from the repayment of loans and securities.  These funds are used to fund loans, meet deposit withdrawals, and operate the Company.  Liquidity is primarily achieved through local and out-of-area deposits and liquid assets such as securities available for sale, matured and called securities, federal funds sold and interest-earning deposits. Asset and liability management is the process of managing our balance sheet to achieve a mix of earning assets and liabilities that maximize profitability, while providing adequate liquidity.

To assist in providing needed funds and managing interest rate risk, we periodically obtain monies from wholesale funding sources.  Wholesale funds, comprised of out-of-area deposits and FHLBI advances, totaled $395 million, or about 7% of total funds, as of March 31, 2026, compared to $457 million, or approximately 8% of total funds, as of December 31, 2025.

Sweep accounts decreased $12.8 million during the first quarter of 2026, totaling $220 million as of March 31, 2026.  The aggregate balance of this funding type can be subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances that several of the customers maintain.  The average balance of sweep accounts equaled $222 million during the first three months of 2026, with a high daily balance of $243 million and a low daily balance of $211 million.  Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into overnight interest-bearing repurchase agreements.  Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance.  All of our repurchase agreements are accounted for as secured borrowings.

Information regarding our repurchase agreements as of March 31, 2026, and during the first three months of 2026 is as follows:

(Dollars in thousands)
Outstanding balance at March 31, 2026	$219,513
Weighted average interest rate at March 31, 2026	2.68%
Maximum daily balance three months ended March 31, 2026	$243,395
Average daily balance for three months ended March 31, 2026	$221,994
Weighted average interest rate for three months ended March 31, 2026	2.70%

FHLBI advances declined $10.9 million during the first three months of 2026, totaling $315 million as of March 31, 2026.  Bullet advances aggregating $20.0 million were obtained during the first quarter of 2026, while bullet advance maturities aggregated $30.0 million.  Payments on amortizing FHLBI advances totaled $0.9 million.  Bullet FHLBI advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk, while amortizing FHLBI advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amount and amortization structure of the underlying advances reflective of the associated commercial loans.  FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of Mercantile Bank, under a blanket lien arrangement.  Our borrowing line of credit totaled $1.16 billion, with remaining availability based on collateral equaling $837 million, as of March 31, 2026.

We also have the ability to borrow up to $50.0 million on a daily basis through a correspondent bank using an unsecured federal funds purchased line of credit.  We did not access this line of credit during the first three months of 2026.  In contrast, our interest-earning deposit balance with the Federal Reserve Bank of Chicago averaged $400 million during the first three months of 2026.  We also have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago.  Using certain municipal bonds as collateral, we could have borrowed up to $153 million as of March 31, 2026.  We did not utilize this line of credit during the first three months of 2026 or at any time during the previous 17 fiscal years, and do not plan to access this line of credit in future periods.

MERCANTILE BANK CORPORATION

The following table reflects, as of March 31, 2026, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
(Dollars in thousands)	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$4,473,805	$0	$0	$0	$4,473,805
Time deposits	886,862	47,420	11,431	0	945,713
Short-term borrowings	219,513	0	0	0	219,513
Federal Home Loan Bank advances	90,938	162,000	42,177	20,207	315,322
Subordinated debentures	0	0	0	51,186	51,186
Subordinated notes	0	0	0	89,743	89,743
Term note	10,000	17,500	0	0	27,500
Other borrowed money	0	0	0	1,588	1,588
Premises and equipment leases	1,187	1,988	606	1,124	4,905

The balance of certificates of deposit exceeding the FDIC insured limit and their maturity profile as of March 31, 2026, and December 31, 2025, were as follows:

(Dollars in thousands)	March 31, 2026	December 31, 2025

Up to three months	$106,268	$88,138
Three months to six months	145,632	103,213
Six months to twelve months	112,717	108,745
Over twelve months	8,695	74,395

Total certificates of deposit	$373,312	$374,491

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit.  As of March 31, 2026, we had a total of $2.47 billion in unfunded loan commitments and $30.9 million in unfunded standby letters of credit.  Of the total unfunded loan commitments, $2.18 billion were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $289 million were for loan commitments generally expected to close and become funded within the next 12 to 18 months.  We regularly monitor fluctuations in loan balances and commitment levels and include such data in our overall liquidity management.

We monitor our liquidity position and funding strategies on an ongoing basis, but recognize that unexpected events, changes in economic or market conditions, a reduction in earnings performance, declining capital levels or situations beyond our control could cause liquidity challenges.  We have developed contingency funding plans that provide a framework for meeting liquidity disruptions.

Capital Resources

Shareholders’ equity increased $12.1 million during the first three months of 2026, equaling $737 million as of March 31, 2026.  Positively impacting shareholders’ equity during the first three months of 2026 was net income of $22.7 million, which was partially offset by the payment of cash dividends totaling $6.6 million.  Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by $1.2 million.  A $5.2 million after-tax decrease in the market value of our available for sale securities portfolio, generally reflecting an increase in market interest rates, negatively impacted shareholders’ equity during the first three months of 2026.

We and our banks are subject to regulatory capital requirements administered by state and federal banking agencies.  Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.  Mercantile Bank’s total risk-based capital ratio was 13.8% as of both March 31, 2026, and December 31, 2025.  Mercantile Bank’s total regulatory capital increased $3.5 million during the first three months of 2026, in large part reflecting net income totaling $23.8 million, which was partially offset by cash dividends paid to us aggregating $19.5 million.  As of March 31, 2026, Mercantile Bank’s total regulatory capital equaled $779 million, or $215 million in excess of the 10.0% minimum that is among the requirements to be categorized as “well capitalized.”  Eastern Michigan Bank’s total risk-based capital ratio was 21.6% as of March 31, 2026, compared to 20.2% as of December 31, 2025.  Eastern Michigan Bank’s total regulatory capital increased $2.6 million during the first three months of 2026, partially reflecting net income totaling $2.0 million and a $0.9 million reduction in the ineligible core deposit intangible balance due to amortization during the first quarter.  As of March 31, 2026, Eastern Michigan Bank’s total regulatory capital equaled $61.5 million, or $33.0 million in excess of the 10.0% minimum that is among the requirements to be categorized as “well capitalized.”

Our and our banks’ capital ratios as of March 31, 2026, and December 31, 2025, are disclosed in Note 14 of the Notes to Consolidated Financial Statements.

MERCANTILE BANK CORPORATION

Results of Operations

We recorded net income of $22.7 million, or $1.32 per basic and diluted share, for the first quarter of 2026, compared with net income of $19.5 million, or $1.21 per basic and diluted share, for the first quarter of 2025.  Excluding after-tax one-time costs associated with the year-end 2025 acquisition of Eastern Michigan Financial Corporation and previously announced core and digital banking system conversion (a non-GAAP measurement), net income improved to $25.2 million, or $1.46 per diluted share, for the first quarter of 2026.  Diluted earnings per share increased $0.25, or approximately 21%, in the first quarter of 2026 compared to the first quarter of 2025 using this non-GAAP measure. The first quarter of 2026 represented the initial period of financial performance that included Eastern Michigan Bank’s operating results.

The increase in net income during the first three months of 2026 compared to the respective prior-year period reflected growth in net interest income and noninterest income and a lower provision for credit losses, which more than offset a higher level of noninterest expense.  Net interest income increased as earning asset expansion and a decrease in the cost of funds outweighed a lower yield on earning assets and growth in interest-bearing liabilities.  The increase in noninterest income mainly reflected higher levels of treasury management fees, interest rate swap income, and mortgage banking income.  The negative provision for credit losses recorded during the first quarter of 2026 primarily reflected improvements to the economic forecast, changes in loan mix, decreases to the residential mortgage loan portfolio, and a decline in specific allocations.  Excluding the previously mentioned one-time core and digital banking system conversion and acquisition costs, the increase in noninterest expense during the first three months of 2026 mainly reflected higher levels of salary and benefit and data processing costs and allocations to the reserve for unfunded loan commitments.

Interest income during the first quarter of 2026 was $85.4 million, an increase of $5.1 million, or 6.3%, from the $80.3 million earned during the first quarter of 2025.  The increase resulted from growth in average earning assets, which more than offset a lower yield on average earning assets.  Average earning assets equaled $6.42 billion during the first three months of 2026, up $719 million, or 12.6%, from the level of $5.70 billion during the respective 2025 period; average loans were up $199 million, average securities increased $357 million, and average other interest-earning assets grew $163 million.  The yield on average earning assets was 5.42% during the first three months of 2026, a decrease from 5.73% during the first three months of 2025.  The lower yield mainly stemmed from a reduced yield on loans and a change in earning asset mix, which more than offset an improved yield on securities resulting from the reinvestment of relatively low-yielding bonds and portfolio expansion activities, along with the positive impact resulting from the addition of Eastern Michigan Bank’s securities portfolio.   The yield on loans was 6.04% during the first quarter of 2026, down from 6.28% during the first quarter of 2025, primarily due to reduced interest rates on variable-rate commercial loans resulting from the Federal Open Market Committee (“FOMC”) lowering the targeted federal funds rate.  The FOMC decreased the targeted federal funds rate by 25 basis points in each of September, October, and December of 2025, during which time average variable-rate commercial loans represented approximately 77% of average total commercial loans.  Denoting the success of a strategic initiative to lower the loan-to-deposit ratio and increase on-balance sheet liquidity and reflecting the impact of Eastern Michigan Bank’s liquid balance sheet, higher-yielding loans represented a decreased percentage of earning assets and lower-yielding securities accounted for an increased percentage of earning assets in the first quarter of 2026 compared to the first quarter of 2025. The yield on securities equaled 3.27% during the first quarter of 2026, up from 2.73% during the prior-year first quarter.  The yield on other interest-earning assets, largely consisting of funds on deposit with the Federal Reserve Bank of Chicago, declined from 4.80% during the first three months of 2025 to 4.00% during the respective 2026 period, reflecting the decreased interest rate environment.

Interest expense during the first quarter of 2026 was $29.5 million, a decrease of $2.3 million, or 7.1%, from the $31.8 million expensed during the first quarter of 2025.  The lower level of interest expense resulted from a decrease in the weighted average cost of average interest-bearing liabilities, which more than offset growth in these funds. The average weighted cost of interest-bearing liabilities declined from 3.08% during the first quarter of 2025 to 2.54% during the first quarter of 2026 mainly due to lower rates paid on money market accounts and time deposits, reflecting the decreased interest rate environment.  An increase in low-cost deposit products as a percentage of total funding sources, primarily stemming from the onboarding of Eastern Michigan Bank’s deposit base, also contributed to the reduced weighted average cost of average interest-bearing liabilities.  During the first three months of 2026, average interest-bearing liabilities totaled $4.71 billion, up $529 million, or 12.6%, from $4.18 billion during the respective 2025 period.

Net interest income during the first quarter of 2026 was $55.9 million, an increase of $7.4 million, or 15.1%, from the $48.5 million earned during the first quarter of 2025.  The increase reflected growth in earning assets, along with a higher net interest margin.  The net interest margin was 3.55% in the current-year first quarter, up from 3.47% in the first quarter of 2025 due to a decreased cost of funds, which more than offset a lower yield on average earning assets.  The cost of funds equaled 1.87% in the first quarter of 2026, down from 2.26% in the prior-year first quarter mainly due to lower costs of money market accounts and time deposits, largely reflecting the decreased interest rate environment, and a higher level of low-cost deposit products primarily stemming from the addition of Eastern Michigan Bank’s deposit base.

The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the first quarters of 2026 and 2025.  Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield for the first three months of 2026 and 2025 have been computed on a tax equivalent basis using a marginal tax rate of 21.0%. Securities interest income was increased by $300,000 and $255,000 in the first quarters of 2026 and 2025, respectively, for this non-GAAP, but industry standard, adjustment. These adjustments equated to increases in our net interest margin of approximately two basis points for the first quarters of 2026 and 2025.

MERCANTILE BANK CORPORATION

	Quarters ended March 31,
	2026			2025
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$4,828,031	$71,896	6.04%	$4,629,098	$71,730	6.28%
Investment securities	1,119,988	9,149	3.27	763,095	5,212	2.73
Other interest-earning assets	467,991	4,681	4.00	304,325	3,651	4.80
Total interest - earning assets	6,416,010	85,726	5.42	5,696,518	80,593	5.73

Allowance for credit losses	(58,773)			(55,657)
Other assets	480,002			377,297

Total assets	$6,837,239			$6,018,158

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$3,999,140	$23,247	2.36%	$3,443,770	$25,192	2.97%
Short-term borrowings	221,994	1,479	2.70	221,288	1,763	3.23
Federal Home Loan Bank advances	318,332	2,556	3.21	376,211	2,898	3.08
Other borrowings	171,913	2,243	5.22	141,129	1,937	5.49
Total interest-bearing liabilities	4,711,379	29,525	2.54	4,182,398	31,790	3.08

Noninterest-bearing deposits	1,318,537			1,144,781
Other liabilities	73,957			96,834
Shareholders’ equity	733,366			594,145

Total liabilities and shareholders’ equity	$6,837,239			$6,018,158

Net interest income		$56,201			$48,803

Net interest rate spread			2.88%			2.65%
Net interest spread on average assets			3.33%			3.29%
Net interest margin on earning assets			3.55%			3.47%

MERCANTILE BANK CORPORATION

We recorded a negative provision for credit losses of $1.8 million during the first quarter of 2026, compared to a positive provision for credit losses of $2.1 million during the first quarter of 2025.  The negative provision expense recorded during the current-year first quarter mainly reflected improvements to the economic forecast, changes in loan mix, decreases to the residential mortgage loan portfolio, and a decline in specific allocations, which reduced the calculated allowance for credit losses by $0.6 million, $0.4 million, $0.2 million, and $0.2 million, respectively.

Noninterest income totaled $11.7 million during the first quarter of 2026, up $3.0 million, or 34.3%, from $8.7 million during the prior-year first quarter.  The increase mainly reflected higher levels of treasury management fees, interest rate swap income, mortgage banking income, bank owned life insurance income, and payroll services fees.  The increases in treasury management and payroll services fees primarily resulted from new commercial client acquisitions and effective marketing endeavors leading to customers’ amplified use of products and services, as well as a modified fee schedule.  The growth in interest rate swap income mainly reflected a higher volume of new swap transactions, while the increase in mortgage banking income largely resulted from higher production and an increased percentage of loans originated with the intent to sell.  Noninterest income during the first three months of 2026 included $0.4 million in interest from the Internal Revenue Service on federal income tax payments made during 2024 that were subsequently refunded due to offsetting purchased energy tax credits.

Noninterest expense totaled $42.1 million during the first quarter of 2026, compared to $31.1 million during the first quarter of 2025.  Excluding one-time costs aggregating $2.9 million related to the core and digital banking system conversion and $0.3 million associated with the acquisition of Eastern Michigan Financial Corporation, noninterest expense increased $7.8 million, or 25.0%, during the first three months of 2026 compared to the respective 2025 period using this non-GAAP measurement. The increase in noninterest expense mainly resulted from higher salary and benefit costs, largely reflecting annual merit pay increases, market adjustments, a larger bonus accrual, increased health insurance costs, higher payroll taxes, larger residential mortgage lender commissions and incentives, lower residential mortgage loan deferred salary costs, and increased stock-based compensation costs.  A $1.2 million increase in allocations to the reserve for unfunded loan commitments, largely reflecting a significantly higher level of commercial loan commitments that have been accepted by customers, also contributed to the increase in noninterest expense.  The remaining increase in noninterest expense during the first three months of 2026 primarily reflected cost inflation and the increased cost of a larger balance sheet and branch network. Eastern Michigan Bank’s noninterest expense totaled $4.0 million during the first quarter of 2026, including salary and benefit costs of $1.7 million, core deposit intangible asset amortization of $0.9 million, and data processing costs of $0.4 million.

During the first quarter of 2026, we recorded income before federal income tax of $27.3 million and federal income tax expense of $4.6 million. During the first quarter of 2025, we recorded income before federal income tax of $24.0 million and federal income tax expense of $4.5 million.  The $0.1 million increase in federal income tax expense primarily resulted from a higher level of income before federal income tax.  The acquisition of transferable energy tax credits and the net benefits from low-income housing and historic tax credit investments provided for aggregate tax benefits of $0.8 million and $0.3 million during the first three months of 2026 and 2025, respectively.  The recording of the tax benefits positively impacted our effective tax rate, which equaled 16.9% during the first quarter of 2026, down from 18.8% during the prior-year first quarter.

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

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of March 31, 2026:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
(Dollars in thousands)	Months	Months	Years	Years	Total
Assets:
Loans (1)	$3,145,244	$225,994	$1,043,903	$401,552	$4,816,693
Securities available for sale (2)	31,901	97,907	578,347	417,278	1,125,433
Other interest-earning assets	572,612	1,257	3,750	0	577,619
Allowance for credit losses	0	0	0	0	(56,736)
Other assets	0	0	0	0	482,026
Total assets	$3,749,757	$325,158	$1,626,000	$818,830	$6,945,035

Liabilities:
Interest-bearing deposits	3,438,488	590,232	58,851	0	4,087,571
Short-term borrowings	219,513	0	0	0	219,513
Federal Home Loan Bank advances	20,000	70,938	204,177	20,207	315,322
Other borrowed money	62,774	17,500	89,743	0	170,017
Noninterest-bearing checking	0	0	0	0	1,331,947
Other liabilities	0	0	0	0	83,718
Total liabilities	3,740,775	678,670	352,771	20,207	6,208,088
Shareholders' equity	0	0	0	0	736,947
Total liabilities & shareholders' equity	$3,740,775	$678,670	$352,771	$20,207	$6,945,035
Net asset (liability) GAP	$8,982	$(353,512)	$1,273,229	$798,623
Cumulative GAP	$8,982	$(344,530)	$928,699	$1,727,322

Percent of cumulative GAP to total assets	0.1%	(5.0)%	13.4%	24.9%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of March 31, 2026.

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

We conducted multiple simulations as of March 31, 2026, in which it was assumed that changes in market interest rates occurred ranging from up 300 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested dollar and percentage changes in net interest income over the next twelve months in comparison to the $239 million in net interest income projected using our balance sheet amounts and anticipated replacement rates as of March 31, 2026. The resulting estimates are generally within our policy parameters established to manage and monitor interest rate risk.

(Dollars in thousands)	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 400 basis points	$13,500	5.6%
Interest rates down 300 basis points	16,000	6.7
Interest rates down 200 basis points	(8,300)	(3.5)
Interest rates down 100 basis points	(7,000)	(2.9)
Interest rates up 100 basis points	5,600	2.3
Interest rates up 200 basis points	11,500	4.8
Interest rates up 300 basis points	17,400	7.3

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

Item 4. Controls and Procedures

As of March 31, 2026, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2026.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MERCANTILE BANK CORPORATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2025.

MERCANTILE BANK CORPORATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sales of equity securities during the quarter ended March 31, 2026.

Issuer Purchases of Equity Securities

On May 27, 2021, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions, our capital position, financial performance and alternative uses of capital, and applicable legal requirements. The program may be discontinued at any time. No shares were repurchased during the first three months of 2026. Historically, stock repurchases have been funded from cash dividends paid to us from Mercantile Bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our banks. As of March 31, 2026, repurchases aggregating $6.8 million were available to be made under the current repurchase program.

Repurchases made during the first quarter of 2026 are detailed in the table below.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

MERCANTILE BANK CORPORATION

Item 6. Exhibits

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation of Mercantile Bank Corporation, including all amendments thereto, incorporated by reference to Exhibit 3.1 of our Form S-4 Registration Statement filed February 16, 2022

3.2	Our Amended and Restated Bylaws dated as of February 26, 2015 are incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed February 26, 2015

4.1	Instruments defining the Rights of Security Holders – reference is made to Exhibits 3.1 and 3.2. In accordance with Regulation S-K Item 601(b)(4), Mercantile Bank Corporation is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total assets of Mercantile Bank Corporation and its subsidiaries on a consolidated basis. Mercantile Bank Corporation hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

4.2	Subordinated indenture, dated December 15, 2021, by and between Mercantile Bank Corporation and Wilmington Trust, National Association, as trustee, incorporated by reference to our Current Report on Form 8-K filed December 17, 2021

4.3	First Supplemental Indenture to Subordinated indenture, dated December 15, 2021, by and between Mercantile Bank Corporation and Wilmington Trust, National Association, as trustee, incorporated by reference to our Current Report on Form 8-K filed December 17, 2021

4.4	Form of 3.25% Fixed-to-Floating Rate Subordinated Note due 2032, incorporated by reference to our Current Report on Form 8-K filed December 17, 2021

4.5	Form of Subordinated Note Purchase Agreement dated December 15, 2021, by and among Mercantile Bank Corporation and the Purchasers, incorporated by reference to our Current Report on Form 8-K filed December 17, 2021

4.6	Form of Registration Rights Agreement dated December 15, 2021, by and among Mercantile Bank Corporation and the Purchasers, incorporated by reference to our Current Report on Form 8-K filed December 17, 2021

10.1	2026 Mercantile Executive Officer Bonus Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 19, 2026

31	Rule 13a-14(a) Certifications*

32.1	Section 1350 Chief Executive Officer Certification**

32.2	Section 1350 Chief Financial Officer Certification**

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2026.

MERCANTILE BANK CORPORATION

By: /s/ Raymond E. Reitsma
Raymond E. Reitsma
President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Charles E. Christmas
Charles E. Christmas
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)