Form 10-Q
period 2026-06-30
MERCANTILE BANK CORP
filed 2026-07-31
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐    No  ☒

At July 24, 2026, there were 17,285,929 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
(Dollars in thousands)	2026	2025
ASSETS
Cash and due from banks	$69,802	$54,755
Interest-earning deposits and Federal Funds sold	271,129	418,569
Total cash and cash equivalents	340,931	473,324

Securities available for sale	1,125,529	1,102,230
Mortgage loans held for sale	31,272	17,160

Loans	4,915,553	4,821,888
Allowance for credit losses	(55,441)	(58,191)
Loans, net	4,860,112	4,763,697

Premises and equipment, net	60,727	62,468
Bank owned life insurance	116,578	105,342
Goodwill	73,689	72,656
Core deposit intangible	17,307	20,388
Other assets	193,345	217,954
Total assets	$6,819,490	$6,835,219

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$1,420,591	$1,339,666
Interest-bearing	3,875,797	3,944,786
Total deposits	5,296,388	5,284,452

Securities sold under agreements to repurchase	217,470	232,291
Federal Home Loan Bank advances	305,322	326,221
Subordinated debentures	51,358	51,015
Subordinated notes	89,829	89,657
Term note	25,000	30,000
Accrued interest and other liabilities	78,999	96,699
Total liabilities	6,064,366	6,110,335

Commitments and contingent liabilities (Note 9)

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; 17,285,911 shares issued and outstanding at June 30, 2026, and 17,181,096 shares issued and outstanding at December 31, 2025	352,339	349,431
Retained earnings	434,786	399,448
Accumulated other comprehensive income (loss)	(32,001)	(23,995)
Total shareholders’ equity	755,124	724,884
Total liabilities and shareholders’ equity	$6,819,490	$6,835,219

See accompanying notes to consolidated financial statements.

  MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Dollars in thousands except per share amounts)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Interest income
Loans, including fees	$73,293	$73,613	$145,190	$145,343
Securities, taxable	7,714	4,233	15,122	8,019
Securities, tax-exempt	1,460	1,181	2,901	2,353
Other interest-earning assets	4,229	2,931	8,909	6,582
Total interest income	86,696	81,958	172,122	162,297

Interest expense
Deposits	23,140	25,725	46,386	50,918
Short-term borrowings	1,488	1,919	2,967	3,682
Federal Home Loan Bank advances	2,595	2,897	5,151	5,795
Subordinated debt and other borrowings	2,215	1,938	4,459	3,875
Total interest expense	29,438	32,479	58,963	64,270

Net interest income	57,258	49,479	113,159	98,027

Provision for credit losses	(1,800)	1,600	(3,600)	3,700

Net interest income after provision for credit losses	59,058	47,879	116,759	94,327

Noninterest income
Service charges on deposit and sweep accounts	2,663	1,967	5,147	3,806
Mortgage banking income	3,188	3,969	6,168	6,620
Credit and debit card income	2,921	2,350	5,509	4,551
Interest rate swap fees	443	1,230	1,106	1,310
Payroll services income	854	783	1,948	1,823
Earnings on bank owned life insurance	776	561	1,441	1,104
Other income	653	602	1,868	950
Total noninterest income	11,498	11,462	23,187	20,164

Noninterest expense
Salaries and benefits	24,608	20,711	48,287	40,268
Occupancy	2,261	2,155	4,677	4,273
Furniture and equipment depreciation, rent and maintenance	988	826	1,950	1,613
Data processing costs	4,617	3,599	9,044	7,369
Core conversion costs	536	0	3,458	0
Acquisition costs	94	0	394	0
Core deposit intangible amortization	865	0	1,731	0
Other expense	5,406	6,088	11,942	10,960
Total noninterest expense	39,375	33,379	81,483	64,483

Income before federal income tax expense	31,181	25,962	58,463	50,008

Federal income tax expense	5,254	3,344	9,851	7,853

Net income	$25,927	$22,618	$48,612	$42,155

Basic earnings per share	$1.50	$1.39	$2.82	$2.60
Diluted earnings per share	$1.50	$1.39	$2.82	$2.60

Average basic shares outstanding	17,278,057	16,239,919	17,257,766	16,219,064
Average diluted shares outstanding	17,278,057	16,239,919	17,257,766	16,219,064

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net income	$25,927	$22,618	$48,612	$42,155

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(3,549)	6,204	(10,135)	17,797
Tax effect of unrealized holding gains (losses) on securities available for sale	745	(1,303)	2,129	(3,738)
Other comprehensive income (loss), net of tax	(2,804)	4,901	(8,006)	14,059

Comprehensive income (loss)	$23,123	$27,519	$40,606	$56,214

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
(Dollars in thousands except per share amounts)	Stock	Stock	Earnings	Income (Loss)	Equity

Balances, April 1, 2026	$0	$350,645	$415,499	$(29,197)	$736,947

Employee stock purchase plan (1,214 shares)		59			59

Dividend reinvestment plan (2,930 shares)		157			157

Stock grants to directors for retainer fees (8,676 shares)		456			456

Stock-based compensation expense		1,022			1,022

Cash dividends ($0.39 per common share)			(6,640)		(6,640)

Net income for the three months ended June 30, 2026			25,927		25,927

Change in net unrealized holding gain (loss) on securities available for sale, net of tax effect				(2,804)	(2,804)

Balances, June 30, 2026	$0	$352,339	$434,786	$(32,001)	$755,124

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

				Accumulated
				Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
(Dollars in thousands except per share amounts)	Stock	Stock	Earnings	Income (Loss)	Equity

Balances, January 1, 2026	$0	$349,431	$399,448	$(23,995)	$724,884

Employee stock purchase plan (2,237 shares)		105			105

Dividend reinvestment plan (6,531 shares)		338			338

Stock grants to directors for retainer fees (8,997 shares)		472			472

Stock-based compensation expense		1,993			1,993

Cash dividends ($0.78 per common share)			(13,274)		(13,274)

Net income for the six months ended June 30, 2026			48,612		48,612

Change in net unrealized holding gain (loss) on securities available for sale, net of tax effect				(8,006)	(8,006)

Balances, June 30, 2026	$0	$352,339	$434,786	$(32,001)	$755,124

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

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
(Dollars in thousands)	June 30, 2026	June 30, 2025

Cash flows from operating activities
Net income	$48,612	$42,155
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	2,875	3,064
Accretion of acquired loans	(310)	0
Provision for credit losses	(3,600)	3,700
Stock-based compensation expense	1,993	1,723
Stock grants to directors for retainer fees	472	434
Proceeds from sales of mortgage loans held for sale	203,031	190,367
Origination of mortgage loans held for sale	(210,916)	(196,413)
Net gain from sales of mortgage loans held for sale	(6,227)	(5,699)
Net loss from sales and disposals of premises and equipment	85	0
Earnings on bank owned life insurance	(1,441)	(1,104)
Net loss (gain) on instruments designated at fair value and related derivatives	(117)	210
Net change in:
Accrued interest receivable	(47)	(278)
Other assets	20,480	(28,260)
Accrued interest payable and other liabilities	(11,312)	(20,680)
Net cash from (for) operating activities	43,578	(10,781)

Cash flows from investing activities
Loan originations and payments, net	(92,505)	(97,017)
Purchases of securities available for sale	(81,279)	(104,552)
Purchases of Federal Reserve Bank stock	(2,154)	0
Proceeds from maturities, calls and repayments of securities available for sale	52,808	28,180
Purchases of bank owned life insurance	(10,000)	0
Proceeds from bank owned life insurance claims	186	0
Net purchases of premises and equipment and lease activity	(1,266)	(3,898)
Net cash for investing activities	(134,210)	(177,287)

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six Months	Six Months
	Ended	Ended
(Dollars in thousands)	June 30, 2026	June 30, 2025

Cash flows from financing activities
Net increase (decrease) in time deposits	(111,387)	51,158
Net increase (decrease) in all other deposits	123,177	(39,052)
Net increase (decrease) in securities sold under agreements to repurchase	(14,821)	121,264
Payments on term note	(5,000)	0
Payoffs and paydowns of Federal Home Loan Bank advances	(50,899)	(50,862)
Proceeds from Federal Home Loan Bank advances	30,000	20,000
Employee stock purchase plan	105	27
Dividend reinvestment plan	338	405
Payment of cash dividends to common shareholders	(13,274)	(11,810)
Net cash from (for) financing activities	(41,761)	91,130

Net change in cash and cash equivalents	(132,393)	(96,938)
Cash and cash equivalents at beginning of period	473,324	393,010
Cash and cash equivalents at end of period	$340,931	$296,072

Supplemental disclosures of cash flows information
Cash paid (received) during the period for:
Interest	$61,676	$64,263
Federal income taxes*	(10,710)	18,342

*Federal income taxes include amounts paid for the acquisition of transferable federal income tax credits.

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the six months ended June 30, 2026, include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries (unless text clearly suggests otherwise, collectively, "we," "us," "our," "the Company," and "Mercantile"). These subsidiaries include Mercantile Bank and Eastern Michigan Bank (collectively "our banks"), Mercantile Community Partners LLC ("MCP"), and Mercantile Insurance Center, Inc. ("our insurance company"), a subsidiary of Mercantile Bank. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended June 30, 2026, should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2025.

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

Earnings Per Share: Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under our stock-based compensation plans and is determined using the treasury stock method. Our unvested restricted shares, which contain non-forfeitable rights to dividends whether paid or accrued (i.e., participating securities), are included in the number of shares outstanding for both basic and diluted earnings per share calculations. In the event of a net loss, our unvested restricted shares are excluded from the calculation of both basic and diluted earnings per share.

Approximately 256,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three and six months ended June 30, 2026. Approximately 277,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three and six months ended June 30, 2025.

Debt Securities: Debt securities classified as held to maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities available for sale consist of bonds that may be sold prior to maturity due to a number of factors, including changes in interest rates, prepayment risks, yield, availability of alternative investments or liquidity needs. Debt securities classified as available for sale are reported at their fair value. For an available for sale debt security in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the debt security’s amortized cost basis is written down to fair value through income with the establishment of an allowance. For debt securities available for sale that do not meet the aforementioned criteria, we evaluate whether any decline in fair value is due to credit loss factors. In making this assessment, we consider any changes to the rating of the security by a rating agency and adverse conditions specifically related to the issuer of the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance is recognized in other comprehensive income (loss).

Changes in the allowance are recorded as provisions for (or reversals of) credit losses. Losses are charged against the allowance when the collectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2026, and December 31, 2025, there was no allowance related to the available for sale debt securities portfolio.

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans: Loans that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Net unamortized deferred loan costs amounted to $1.1 million and $1.3 million at June 30, 2026, and December 31, 2025, respectively. The December 31, 2025, acquisition of Eastern Michigan Financial Corporation and its wholly owned banking subsidiary, Eastern Michigan Bank, resulted in the recognition of $1.5 million in net purchased loan discounts. Purchased loan discounts were measured at the time of acquisition based upon the difference between the initial amortized cost basis and the par value of the loan. The premiums and discounts will be amortized into interest income over the lives of the loans. Net discounts amortized into interest income totaled $0.3 million during the six months ended June 30, 2026.

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. As of June 30, 2026, and December 31, 2025, we determined that the fair value of our mortgage loans held for sale totaled $31.8 million and $17.3 million, respectively.

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

Purchased loans are recorded at fair value at the time of acquisition and distinguished between purchased seasoned loans ("PSL"), purchased credit deteriorated loans ("PCD loans"), and non-seasoned new acquisitions. PSL are loans purchased at least 90 days after its original origination date and without significant credit deterioration. PCD loans are acquired loans that have experienced a more-than-insignificant decline in credit quality since their origination. We considered all loans that were currently 60 days or more past due, were ever on nonaccrual status, or had ever been past due three or more times, consumer loans with borrower credit scores below 600, and commercial loans rated monitor, special mention, substandard or doubtful to be PCD loans.

PSL and PCD loans are accounted for using the gross-up approach prescribed in Accounting Standards Codification 326, Financial Instruments - Credit Losses. The gross-up approach requires recognition of an allowance for the estimate of credit losses at the acquisition date. The allowance is recorded with an offsetting gross-up adjustment to the purchase price of the acquired financial asset.

We recorded a provision for credit losses of negative $3.6 million and positive $3.7 million during the six months ended June 30, 2026, and 2025, respectively. The negative provision recorded during the first six months of 2026 primarily reflected a decline in specific allocations and changes in loan mix, which more than offset allocations necessitated by changes in qualitative factors and net loan growth. The positive provision expense recorded during the first six months of 2025 mainly reflected an individual allocation, allocations necessitated by net loan growth, and the net impact of changes to the economic forecast.

Accrued interest receivable on loans totaling $17.4 million and $17.5 million as of June 30, 2026, and December 31, 2025, respectively, is included in other assets on the Consolidated Balance Sheets. We elected not to measure an allowance for accrued interest receivable and instead elected to reverse interest income on loans that are placed on nonaccrual status, which is generally when loans become 90 days past due, or earlier if we believe the collection of interest is doubtful. We believe this policy results in the timely reversal of uncollectable interest. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on an internal watch list. Senior management and the Board of Directors review this list regularly. In some cases, we may determine that an individual loan exhibits unique risk characteristics which differentiate the loan from other loans within the loan segments. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific reserve allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed and collateral deficiencies, among other things.

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

Mortgage Banking Activities: Mortgage loans serviced for others totaled $1.71 billion and $1.69 billion as of June 30, 2026, and December 31, 2025, respectively. Mortgage loan servicing rights, which are recognized as assets based on the allocated value of retained servicing rights on mortgage loans sold, totaled $13.7 million and $13.6 million as of  June 30, 2026, and  December 31, 2025, respectively. Mortgage loan servicing rights are carried at the lower of amortized cost or fair value and are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights using groupings of the underlying mortgage loans as to interest rates. Any impairment of a grouping is reported as a valuation allowance. The fair value of mortgage servicing rights totaled $23.4 million and $21.4 million as of  June 30, 2026, and December 31, 2025, respectively.

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

Changes in the fair value of derivatives that are designated, for accounting purposes, as a hedge of the variability of cash flows to be received on various assets and liabilities and are effective are reported in other comprehensive income (loss). They are later reclassified into earnings in the same periods during which the hedged transaction affects earnings and are included in the line item in which the hedged cash flows are recorded. If hedge accounting does not apply, changes in the fair value of derivatives are recognized immediately in current earnings as interest income or expense. We had no derivative instruments designated as hedges as of June 30, 2026, and December 31, 2025.

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

The following table depicts our sources of noninterest income presented in the Consolidated Statements of Income that are scoped within Topic 606:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Service charges on deposit and sweep accounts	$2,663	$1,967	$5,147	$3,806
Credit and debit card income	2,921	2,350	5,509	4,551
Interest rate swap fees	443	1,230	1,106	1,310
Payroll services income	854	783	1,948	1,823
Customer service fees	274	179	540	376

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.    SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2026
U.S. Treasury notes and bonds	$55,805	$0	$(706)	$55,099
U.S. Government agency debt obligations	716,342	1,008	(29,842)	687,508
Mortgage-backed securities	75,258	7	(6,066)	69,199
Municipal general obligation bonds	213,901	1,804	(4,532)	211,173
Municipal revenue bonds	65,546	176	(2,094)	63,628
Other investments	39,185	0	(263)	38,922

	$1,166,037	$2,995	$(43,503)	$1,125,529

December 31, 2025
U.S. Treasury notes and bonds	$55,501	$0	$0	$55,501
U.S. Government agency debt obligations	661,841	4,343	(26,411)	639,773
Mortgage-backed securities	80,475	14	(4,727)	75,762
Municipal general obligation bonds	217,283	1,946	(4,166)	215,063
Municipal revenue bonds	66,376	180	(1,552)	65,004
Other investments	51,127	0	0	51,127

	$1,132,603	$6,483	$(36,856)	$1,102,230

Securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
June 30, 2026
U.S. Treasury notes and bonds	$55,099	$706	$0	$0	$55,099	$706
U.S. Government agency debt obligations	177,740	2,269	394,004	27,573	571,744	29,842
Mortgage-backed securities	46,699	1,170	21,768	4,896	68,467	6,066
Municipal general obligation bonds	13,879	185	99,531	4,347	113,410	4,532
Municipal revenue bonds	31,407	411	22,332	1,683	53,739	2,094
Other investments	37,424	263	0	0	37,424	263

	$362,248	$5,004	$537,635	$38,499	$899,883	$43,503

December 31, 2025
U.S. Treasury notes and bonds	$0	$0	$0	$0	$0	$0
U.S. Government agency debt obligations	41,380	234	350,926	26,177	392,306	26,411
Mortgage-backed securities	0	0	22,945	4,727	22,945	4,727
Municipal general obligation bonds	4,465	23	102,736	4,143	107,201	4,166
Municipal revenue bonds	2,956	13	19,893	1,539	22,849	1,552
Other investments	0	0	0	0	0	0

	$48,801	$270	$496,500	$36,586	$545,301	$36,856

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

At June 30, 2026, 893 debt securities with estimated fair values totaling $900 million had unrealized losses aggregating $43.5 million. At December 31, 2025, 607 debt securities with estimated fair values totaling $545 million had unrealized losses aggregating $36.9 million. At June 30, 2026, unrealized losses aggregating $36.6 million were attributable to bonds issued or guaranteed by agencies of the U.S. Federal Government, while unrealized losses totaling $6.6 million were associated with bonds issued by state-based municipalities. For available for sale debt securities in an unrealized loss position, we first assess whether we intend to sell or if it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the debt security’s amortized cost basis is written down to fair value through income with the establishment of an allowance. For debt securities available for sale that do not meet the aforementioned criteria, we evaluate whether any decline in fair value is due to credit loss factors. In making this assessment, we consider any changes to the rating of the security by a rating agency and adverse conditions specifically related to the issuer of the security, among other factors.

The amortized cost and fair value of debt securities as of  June 30, 2026, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in 2026	$52,714	$52,448
Due in 2027 through 2031	686,248	662,249
Due in 2032 through 2036	241,078	230,245
Due in 2037 and beyond	71,554	72,466
Mortgage-backed securities	75,258	69,199
Other investments	39,185	38,922

	$1,166,037	$1,125,529

No securities were sold during the first six months of 2026 or the full-year 2025.

Securities issued by the State of Michigan and all its political subdivisions had combined amortized costs of $249 million and $252 million as of  June 30, 2026, and  December 31, 2025, respectively, with estimated market values of $245 million and $249 million at the respective dates. Securities issued by all other states and their political subdivisions had combined amortized costs of $30.8 million and $31.3 million as of  June 30, 2026, and  December 31, 2025, respectively, with estimated market values of $30.4 million and $31.3 million at the respective dates. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligation securities that are pledged to secure repurchase agreements was $217 million and $232 million at June 30, 2026, and December 31, 2025, respectively. The carrying value of U.S. Government agency debt obligation securities that are pledged to secure specific customer deposits was $12.5 million and $12.6 million at June 30, 2026, and December 31, 2025, respectively.

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

Our loan portfolio segments as of both  June 30, 2026, and  December 31, 2025, were as follows:

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Our total loans at June 30, 2026, were $4.92 billion, an increase of $93.7 million, or 1.9%, compared to  December 31, 2025. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at June 30, 2026, and  December 31, 2025, and the percentage change in loans from the end of 2025 to the end of the second quarter of 2026, are as follows:

					Percent
	June 30, 2026		December 31, 2025		Increase
(Dollars in thousands)	Balance	%	Balance	%	(Decrease)

Commercial:
Commercial and industrial	$1,537,029	31.3%	$1,374,522	28.5%	11.8%
Vacant land, land development, and residential construction	119,387	2.4	117,373	2.4	1.7
Real estate – owner occupied	803,883	16.4	778,869	16.2	3.2
Real estate – non-owner occupied	1,091,844	22.2	1,110,674	23.0	(1.7)
Real estate – multi-family and residential rental	498,253	10.1	537,224	11.2	(7.3)
Total commercial	4,050,396	82.4	3,918,662	81.3	3.4

Retail:
1-4 family mortgages	750,526	15.3	790,857	16.4	(5.1)
Other consumer loans	114,631	2.3	112,369	2.3	2.0
Total retail	865,157	17.6	903,226	18.7	(4.2)

Total loans	$4,915,553	100.0%	$4,821,888	100.0%	1.9%

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Age analyses of past due loans were as follows:

							Recorded
			Greater				Balance
	30 – 59	60 – 89	Than 89				> 89
	Days	Days	Days	Total		Total	Days and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
June 30, 2026
Commercial:
Commercial and industrial	$0	$0	$0	$0	$1,537,029	$1,537,029	$0
Vacant land, land development, and residential construction	73	0	147	220	119,167	119,387	0
Real estate – owner occupied	134	0	289	423	803,460	803,883	0
Real estate – non- owner occupied	0	0	0	0	1,091,844	1,091,844	0
Real estate – multi-family and residential rental	0	0	0	0	498,253	498,253	0
Total commercial	207	0	436	643	4,049,753	4,050,396	0

Retail:
1-4 family mortgages	58	1,218	124	1,400	749,126	750,526	0
Other consumer loans	196	4	24	224	114,407	114,631	0
Total retail	254	1,222	148	1,624	863,533	865,157	0

Total past due loans	$461	$1,222	$584	$2,267	$4,913,286	$4,915,553	$0

December 31, 2025
Commercial:
Commercial and industrial	$294	$0	$0	$294	$1,374,228	$1,374,522	$0
Vacant land, land development, and residential construction	67	0	0	67	117,306	117,373	0
Real estate – owner occupied	219	0	29	248	778,621	778,869	0
Real estate – non-owner occupied	0	0	2,732	2,732	1,107,942	1,110,674	0
Real estate – multi-family and residential rental	0	0	0	0	537,224	537,224	0
Total commercial	580	0	2,761	3,341	3,915,321	3,918,662	0

Retail:
1-4 family mortgages	992	409	156	1,557	789,300	790,857	0
Other consumer loans	585	40	5	630	111,739	112,369	0
Total retail	1,577	449	161	2,187	901,039	903,226	0

Total past due loans	$2,157	$449	$2,922	$5,528	$4,816,360	$4,821,888	$0

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Nonaccrual loans were as follows:

	June 30, 2026		December 31, 2025
	Recorded		Recorded
	Principal	Related	Principal	Related
(Dollars in thousands)	Balance	Allowance	Balance	Allowance
With no allowance recorded:
Commercial:
Commercial and industrial	$159	$0	$170	$0
Vacant land, land development and residential construction	210	0	201	0
Real estate – owner occupied	743	0	517	0
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	1,112	0	888	0

Retail:
1-4 family mortgages	2,860	0	1,892	0
Other consumer loans	97	0	81	0
Total retail	2,957	0	1,973	0

Total with no allowance recorded	$4,069	$0	$2,861	$0

With an allowance recorded:
Commercial:
Commercial and industrial	$783	$758	$1,223	$1,063
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	0	0	0	0
Real estate – non-owner occupied	0	0	2,732	2,732
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	783	758	3,955	3,795

Retail:
1-4 family mortgages	951	177	1,054	224
Other consumer loans	0	0	0	0
Total retail	951	177	1,054	224

Total with an allowance recorded	$1,734	$935	$5,009	$4,019

Total nonaccrual loans:
Commercial	$1,895	$758	$4,843	$3,795
Retail	3,908	177	3,027	224
Total nonaccrual loans	$5,803	$935	$7,870	$4,019

Nonaccrual loans represent the entire balance of collateral dependent loans. As of June 30, 2026, and  December 31, 2025, all collateral dependent loans were secured by real estate, with the exception of those classified as commercial and industrial, which were secured by accounts receivable, inventory, and equipment. Interest income recognized on nonaccrual loans totaled $0.5 million and $0.3 million during the six months ended June 30, 2026, and 2025, respectively, reflecting the collection of interest at the time of principal pay off.

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table reflects amortized cost basis of loans as of  June 30, 2026, and loan charge-offs during the six months ended June 30, 2026, based on year of origination:

								Revolving	Grand
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Term Total	Loans	Total
Commercial:
Commercial and Industrial:
Grades 1 – 4	$59,146	$71,218	$40,715	$27,660	$6,246	$41,983	$246,968	$475,717	$722,685
Grades 5 – 7	68,792	93,854	109,112	30,939	11,036	7,091	320,824	472,465	793,289
Grades 8 – 9	8,402	0	0	878	0	318	9,598	11,457	21,055
Total	$136,340	$165,072	$149,827	$59,477	$17,282	$49,392	$577,390	$959,639	$1,537,029
Year-to-date gross write offs	$0	$0	$0	$8	$0	$0	$8	$0	$8

Vacant Land, Land Development and Residential Construction:
Grades 1 – 4	$15,327	$13,035	$1,569	$1,198	$4,150	$8,015	$43,294	$10,872	$54,166
Grades 5 – 7	10,373	30,188	12,112	1,437	3,931	4,794	62,835	2,176	65,011
Grades 8 – 9	0	0	0	0	0	210	210	0	210
Total	$25,700	$43,223	$13,681	$2,635	$8,081	$13,019	$106,339	$13,048	$119,387
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Owner Occupied:
Grades 1 – 4	$66,796	$131,568	$102,655	$50,905	$68,957	$63,123	$484,004	$5,548	$489,552
Grades 5 – 7	69,694	79,362	51,022	49,271	31,043	22,759	303,151	2,634	305,785
Grades 8 – 9	2,117	0	1,542	3,402	0	1,485	8,546	0	8,546
Total	$138,607	$210,930	$155,219	$103,578	$100,000	$87,367	$795,701	$8,182	$803,883
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Non-Owner Occupied:
Grades 1 – 4	$45,326	$66,311	$68,600	$53,676	$78,861	$115,628	$428,402	$7,397	$435,799
Grades 5 – 7	131,340	105,191	143,136	146,395	56,244	68,815	651,121	4,924	656,045
Grades 8 – 9	0	0	0	0	0	0	0	0	0
Total	$176,666	$171,502	$211,736	$200,071	$135,105	$184,443	$1,079,523	$12,321	$1,091,844
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Multi-Family and Residential Rental:
Grades 1 – 4	$28,586	$32,020	$9,756	$16,263	$12,962	$41,931	$141,518	$4,861	$146,379
Grades 5 – 7	167,666	101,501	48,533	13,123	14,272	6,779	351,874	0	351,874
Grades 8 – 9	0	0	0	0	0	0	0	0	0
Total	$196,252	$133,521	$58,289	$29,386	$27,234	$48,710	$493,392	$4,861	$498,253
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Total Commercial	$673,565	$724,248	$588,752	$395,147	$287,702	$382,931	$3,052,345	$998,051	$4,050,396
Total Commercial year-to-date gross write offs	$0	$0	$0	$8	$0	$0	$8	$0	$8

Retail:
1-4 Family Mortgages:
Performing	$38,414	$61,729	$39,835	$83,893	$259,194	$262,720	$745,785	$930	$746,715
Nonperforming	0	0	226	437	1,014	2,134	3,811	0	3,811
Total	$38,414	$61,729	$40,061	$84,330	$260,208	$264,854	$749,596	$930	$750,526
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Other Consumer Loans:
Performing	$2,305	$5,678	$6,180	$5,385	$2,297	$1,401	$23,246	$91,288	$114,534
Nonperforming	0	0	19	0	14	64	97	0	97
Total	$2,305	$5,678	$6,199	$5,385	$2,311	$1,465	$23,343	$91,288	$114,631
Year-to-date gross write offs	$0	$2	$0	$0	$0	$0	$2	$5	$7
Total Retail	$40,719	$67,407	$46,260	$89,715	$262,519	$266,319	$772,939	$92,218	$865,157
Total Retail year-to-date gross write offs	$0	$2	$0	$0	$0	$0	$2	$5	$7

Total	$714,284	$791,655	$635,012	$484,862	$550,221	$649,250	$3,825,284	$1,090,269	$4,915,553
Total year-to-date gross write offs	$0	$2	$0	$8	$0	$0	$10	$5	$15

There were lines of credit with principal balances of $5.6 million as of December 31, 2025, that were converted to term loans during the first six months of 2026.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table reflects amortized cost basis of loans as of December 31, 2025, and loan charge-offs during the six months ended June 30, 2025, based on year of origination:

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

There were lines of credit with principal balances of $0.7 million as of December 31, 2024, that were converted to term loans during 2025.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

We use a migration to loss methodology to determine historical loss rates for commercial loans given the comprehensive loan grading process employed by Mercantile for over two decades, while an open pool approach is best suited for retail loans given the smaller dollar size of the segments. A baseline loss rate is produced at each reporting date for each loan portfolio segment using bank-specific loan charge-off and recovery data over a defined historical look-back period. The look-back period represents the number of data periods that will be used to calculate a baseline loss rate for each loan portfolio segment. We determined that the look-back period commencing on January 1, 2011, through the current reporting date was reasonable and appropriate, which was used in the calculation of both the June 30, 2026, and  December 31, 2025, allowance for credit losses.

Our historical loss rate is then applied to future loan balances at the instrument level based on remaining contractual life adjusted for amortization, prepayment and default to develop a baseline lifetime loss. Our prepayment speed assumptions are developed at the loan segment level based upon the consideration of all relevant data which we believe could impact anticipated customer behavior, including changes in interest rates, economic conditions, and underlying property valuations. For the commercial portfolio segments, we assumed a 2.0% prepayment speed as of both June 30, 2026, and  December 31, 2025, as we deemed there to be no considerable changes from historical experience. For the retail 1-4 family mortgage and retail other consumer portfolios, we used a prepayment speed of 9.5% as of both  June 30, 2026, and  December 31, 2025.

During each reporting period, we also consider the need to adjust the historical loss rates as determined to reflect the extent to which we expect current conditions and reasonable and supportable economic forecasts to differ from the conditions that existed for the period over which the historical loss information was determined. These qualitative adjustments may increase or decrease our estimate of expected future credit losses. As of June 30, 2026, and  December 31, 2025, we used a one-year reasonable and supportable economic forecast period, with a six-month straight-line reversion period for all loan segments. The economic forecasts used for our June 30, 2026, allowance calculation reflected a $0.4 million allowance balance reduction. The forecasts used for our December 31, 2025, allowance calculation reflected a $0.3 million allowance balance reduction.

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

Individual loans exhibiting unique risk characteristics, which differentiated the loans from other loans within the loan segments and were evaluated for expected credit losses on an individual basis, totaled $4.6 million and $7.9 million as of June 30, 2026, and  December 31, 2025, respectively. Individual allowance allocations totaled $0.9 million and $4.0 million as of June 30, 2026, and  December 31, 2025, respectively.

Activity in the allowance for credit losses during the three and six months ended June 30, 2026, and 2025, were as follows:

(Dollars in thousands)	Commercial and industrial	Commercial vacant land, land development and residential construction	Commercial real estate – owner occupied	Commercial real estate – non-owner occupied	Commercial real estate – multi-family and residential rental	1-4 family mortgages	Other consumer loans	Unallocated	Total

Balance at 3-31-2026	$12,824	$545	$7,845	$14,661	$4,685	$13,464	$2,690	$23	$56,737
Provision for credit losses	740	(12)	199	(2,485)	368	(803)	108	85	(1,800)
Charge-offs	(8)	0	0	0	0	0	(2)	0	(10)
Recoveries	217	13	4	228	4	38	10	0	514
Balance at 6-30-2026	$13,773	$546	$8,048	$12,404	$5,057	$12,699	$2,806	$108	$55,441

Balance at 12-31-2025	$12,576	$478	$7,629	$15,074	$5,514	$14,199	$2,638	$83	$58,191
Provision for credit losses	832	19	405	(2,898)	(465)	(1,668)	150	25	(3,600)
Charge-offs	(8)	0	0	0	0	0	(7)	0	(15)
Recoveries	373	49	14	228	8	168	25	0	865
Balance at 6-30-2026	$13,773	$546	$8,048	$12,404	$5,057	$12,699	$2,806	$108	$55,441

Balance at 3-31-2025	$11,798	$386	$7,679	$11,946	$3,878	$18,874	$2,102	$3	$56,666
Provision for credit losses	(39)	0	11	1,854	416	(989)	207	140	1,600
Charge-offs	(11)	0	0	0	0	(25)	(2)	0	(38)
Recoveries	23	1	1	0	3	105	14	0	147
Balance at 6-30-2025	$11,771	$387	$7,691	$13,800	$4,297	$17,965	$2,321	$143	$58,375

Balance at 12-31-2024	$11,165	$367	$7,671	$10,919	$3,667	$18,702	$1,936	$27	$54,454
Provision for credit losses	559	18	17	2,881	622	(803)	290	116	3,700
Charge-offs	(11)	0	0	0	0	(86)	(4)	0	(101)
Recoveries	58	2	3	0	8	152	99	0	322
Balance at 6-30-2025	$11,771	$387	$7,691	$13,800	$4,297	$17,965	$2,321	$143	$58,375

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents the period-end amortized cost basis of modifications to borrowers experiencing financial difficulty by type of modification made during the three months ended June 30, 2026:

	Interest Rate		Principal
(Dollars in thousands)	Reduction	Term Extension	Forgiveness
Commercial:
Commercial and industrial	$0	$5,824	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	2,117	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	$0	$7,941	$0

Retail:
1-4 family mortgages	0	0	0
Other consumer loans	0	0	0
Total retail	$0	$0	$0

Total loans	$0	$7,941	$0

The following table presents the period-end amortized cost basis of modifications to borrowers experiencing financial difficulty by type of modification made during the six months ended June 30, 2026:

	Interest Rate		Principal
(Dollars in thousands)	Reduction	Term Extension	Forgiveness
Commercial:
Commercial and industrial	$0	$7,001	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	2,117	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	$0	$9,118	$0

Retail:
1-4 family mortgages	0	0	0
Other consumer loans	0	0	0
Total retail	$0	$0	$0

Total loans	$0	$9,118	$0

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents the period-end amortized cost basis of modifications to borrowers experiencing financial difficulty by type of modification made during the six months ended June 30, 2025:

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

The following table presents the amortized cost basis of loans that have been modified in the past twelve months to borrowers experiencing financial difficulty by payment status and loan segment as of June 30, 2026:

		30 – 89 Days	90 + Days
(Dollars in thousands)	Current	Past Due	Past Due	Total
Commercial:
Commercial and industrial	$11,712	$0	$0	$11,712
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	2,346	0	0	2,346
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	$14,058	$0	$0	$14,058

Retail:
1-4 family mortgages	0	0	0	0
Other consumer loans	0	0	0	0
Total retail	$0	$0	$0	$0

Total loans	$14,058	$0	$0	$14,058

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	June 30,	December 31,
(Dollars in thousands)	2026	2025

Land and improvements	$16,250	$16,250
Buildings	68,600	68,733
Furniture and equipment	30,720	31,585
	115,570	116,568
Less: accumulated depreciation	(54,843)	(54,100)

Premises and equipment, net	$60,727	$62,468

Depreciation expense totaled $1.5 million and $1.3 million during the second quarters of 2026 and 2025, respectively, and $2.9 million and $2.5 million during the six months ended June 30, 2026, and 2025, respectively.

We enter into facility leases in the normal course of business. As of June 30, 2026, we were under lease contracts for eleven of our banking facilities. The leases have maturity dates ranging from August, 2026 through May, 2048, with a weighted average life of 9.5 years as of June 30, 2026. All of our leases have multiple three- to five-year extensions; however, these were not factored in the lease maturities and weighted average lease term as it was not reasonably certain we would exercise the options on the dates we entered into the lease agreements.

Leases are classified as either operating or finance leases at the lease commencement date, with all of our current leases determined to be operating leases. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Right-of-use assets represent our right to use underlying assets for the lease terms, while lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities are recognized at the lease commencement date at the estimated present value of lease payments over the lease term. We use our incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments. The weighted average discount rate for leases was 6.52% as of June 30, 2026.

The right-of-use assets, included in premises and equipment, net on our Consolidated Balance Sheets, and the lease liabilities, included in other liabilities on our Consolidated Balance Sheets, totaled $3.4 million and $3.9 million as of June 30, 2026, and December 31, 2025, respectively. As permitted by applicable accounting standards, we have elected not to recognize short-term leases with original terms of twelve months or less on our Consolidated Balance Sheets. Total operating lease expense associated with the leases aggregated $0.3 million during the second quarters of both 2026 and 2025 and $0.6 million during both the six months ended June 30, 2026, and 2025.

Future lease payments were as follows as of June 30, 2026:

(Dollars in thousands)
2026	$592
2027	1,119
2028	942
2029	738
2030	73
Thereafter	1,141
Total undiscounted lease payments	4,605
Less effect of discounting	(1,181)

Present value of future lease payments (lease liability)	$3,424

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.    DEPOSITS

Our total deposits at June 30, 2026, were $5.30 billion, an increase of $11.9 million, or 0.2%, from December 31, 2025. The components of our outstanding balances at June 30, 2026, and  December 31, 2025, and percentage change in deposits from the end of 2025 to the end of the second quarter of 2026, are as follows:

					Percent
	June 30, 2026		December 31, 2025		Increase
(Dollars in thousands)	Balance	%	Balance	%	(Decrease)

Noninterest-bearing checking	$1,420,591	26.8%	$1,339,666	25.4%	6.0%
Interest-bearing checking	947,025	17.9	957,598	18.1	(1.1)
Money market	1,739,252	32.8	1,697,604	32.1	2.5
Savings	321,405	6.1	310,227	5.9	3.6
Time Deposits	848,030	16.0	848,844	16.1	(0.1)
Total local deposits	5,276,303	99.6	5,153,939	97.6	2.4

Out-of-area time, $100,000 and over	20,085	0.4	130,513	2.4	(84.6)

Total deposits	$5,296,388	100.0%	$5,284,452	100.0%	0.2%

6.    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements is as follows:

	Six Months Ended	Twelve Months Ended
(Dollars in thousands)	June 30, 2026	December 31, 2025

Outstanding balance at end of period	$217,470	$232,291
Average interest rate at end of period	2.68%	2.80%

Average daily balance during the period	$222,847	$239,089
Average interest rate during the period	2.68%	3.12%

Maximum daily balance during the period	$257,040	$285,679

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    OTHER BORROWINGS

FHLBI bullet advances totaled $280 million at June 30, 2026, and were scheduled to mature at varying dates from September 2026 through April 2031, with fixed rates of interest from 0.95% to 4.50% and averaging 3.41%. FHLBI bullet advances totaled $300 million at December 31, 2025, and were scheduled to mature at varying dates from January 2026 through June 2030, with fixed rates of interest from 0.90% to 4.50% and averaging 3.27%.

Maturities of FHLBI bullet advances as of June 30, 2026, were as follows:

(Dollars in thousands)
2026	$30,000
2027	100,000
2028	90,000
2029	10,000
2030	20,000
Thereafter	30,000

FHLBI amortizing advances totaled $25.3 million as of June 30, 2026, with an average rate of 2.52% and with final maturities in 2042. FHLBI amortizing advances totaled $26.2 million as of December 31, 2025, with an average rate of 2.52% and with final maturities in 2042. FHLBI amortizing advances are obtained periodically to assist in managing interest rate risk associated with certain longer-term fixed rate commercial loans, with annual principal payments that closely align with the scheduled amortization of the underlying commercial loans.

Scheduled principal payments on FHLBI amortizing advances as of  June 30, 2026, were as follows:

(Dollars in thousands)
2026	$0
2027	938
2028	979
2029	1,021
2030	1,065
Thereafter	21,319

Each advance is payable at its maturity date and subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of Mercantile Bank under a blanket lien arrangement. Our borrowing line of credit as of  June 30, 2026, totaled $1.16 billion, with remaining availability based on collateral of $847 million.

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.    STOCK-BASED COMPENSATION

Stock-based compensation plans are used to provide directors and employees with an increased incentive to contribute to our long-term performance and growth, to align the interests of directors and employees with the interests of our shareholders through the opportunity for increased stock ownership and to attract and retain directors and employees. Stock-based compensation expense, reported as noninterest expense in the Consolidated Statements of Income, totaled $2.0 million and $1.7 million during the  six months ended June 30, 2026, and 2025, respectively.

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

A summary of restricted stock activity during the six months ended June 30, 2026, is as follows:

		Weighted
		Average
	Shares	Fair Value

Nonvested at beginning of the period	199,401	$43.31
Grants	91,443	54.05
Vested	(30,096)	32.27
Forfeited	(4,393)	49.59
Nonvested at end of the period	256,355	$48.33

Of the restricted stock shares granted during the six months ended June 30, 2026, 17,422 shares are performance-based awards made to our Named Executive Officers at the target level and are subject to the attainment of pre-determined performance goals. As of  June 30, 2026, there were approximately 197,000 shares authorized for future incentive awards, and as of  December 31, 2025, there were approximately 293,000 shares authorized for future incentive awards.

We periodically grant shares of common stock to our corporate and bank Directors for retainer payments with the related expense being recorded over the period of the Directors' service, as summarized below:

		Total Cost
Grant Year	Shares Granted	(in thousands)	Covered Period
2024	11,316	$423	June 1, 2024 - May 31, 2025
2025	10,007	444	June 1, 2025 - May 31, 2026
2026	321	16	Jan 1, 2026 - May 31, 2026
2026	8,676	456	June 1, 2026 - May 31, 2027

In March 2025, the Company adopted the 2025 Employee Stock Purchase Plan ("ESPP"), offering a 5% discount on the market price of the Company's common stock. The ESPP was approved by the Company's shareholders on May 22, 2025. The Company reserved 200,000 shares of common stock for future issuance under the ESPP, subject to adjustment. All present and future active and full-time employees of the Company or its subsidiaries are eligible to participate in the ESPP, other than temporary employees, interns, and officers subject to Section 16 of the Securities and Exchange Act of 1934, as amended. Eligible employees can purchase shares on each quarterly purchase date through payroll deductions of not less than $5 nor more than $200. The purchase price will be the lower of 95% of the fair market value of the Company's stock at the commencement of the offering period or the fair market value of a share of common stock on the stock purchase date. Each offering period spans three months, with the first offering period beginning on July 1, 2025. As of June 30, 2026, 195,000 shares were reserved for future issuance under the ESPP.

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

For commercial lines of credit, retail lines of credit and credit card average outstanding balances, we determined allowance requirements by calculating the difference between the average percent outstanding of the funded commitments over the past several years to actual percent outstanding at the end of the period and applying the respective expected loss allocation factors to the difference as this difference represents the average of unfunded commitments we expect to eventually be drawn upon. For commitments to make loans, we determine an allowance by applying the expected loss allocation factor to the amount expected to be funded. The calculated allowance aggregated $1.9 million and $2.3 million as of June 30, 2026, and December 31, 2025, respectively. We do not reserve for residential mortgage construction loans, as the loans are for one year or less and draws are governed by the receipt and satisfactory review of contractor and subcontractor sworn statements, lien waivers and title insurance company endorsements. Letters of credit are rarely drawn.

At June 30, 2026, and December 31, 2025, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at June 30, 2026, and  December 31, 2025, is as follows:

	June 30,	December 31,
(Dollars in thousands)	2026	2025

Commercial unused lines of credit	$1,625,477	$1,755,132
Unused lines of credit secured by 1–4 family residential properties	110,918	135,021
Credit card unused lines of credit	212,045	204,783
Other consumer unused lines of credit	49,508	53,124
Commitments to make loans	233,900	204,432
Standby letters of credit	34,116	26,813
	$2,265,964	$2,379,305

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

The fair values of derivative instruments are reflected in the following table.

		Balance Sheet
(Dollars in thousands)	Notional Amount	Location	Fair Value

June 30, 2026
Derivative Assets
Interest rate swaps	$942,025	Other Assets	$16,923

Derivative Liabilities
Interest rate swaps	939,998	Other Liabilities	17,126

December 31, 2025
Derivative Assets
Interest rate swaps	$961,474	Other Assets	$23,212

Derivative Liabilities
Interest rate swaps	959,447	Other Liabilities	23,532

The effect of interest rate swaps that are not designated as hedging instruments resulted in income of $0.1 million and expense of $0.2 million during the six months ended June 30, 2026, and 2025, respectively, that were recorded in other noninterest expense on our Consolidated Statements of Income. We have master netting arrangements with our correspondent banks that allow us to net receivables and payables. The netting agreement also allows us to net related cash collateral received and transferred up to the fair value exposure amount. We have elected to not offset these transactions on the Consolidated Balance Sheets. The netting of derivative instruments is presented in the following table.

		Gross Amounts Not Offset on the Consolidated Balance Sheet
(Dollars in thousands)	Net Amounts Recognized	Financial Instruments	Cash Collateral Received or Posted	Net Amount

June 30, 2026
Derivative Assets
Interest rate swaps	$16,923	$2,664	$8,350	$5,909

Derivative Liabilities
Interest rate swaps	17,126	2,650	1,590	12,886

December 31, 2025
Derivative Assets
Interest rate swaps	$23,212	$9,711	$1,540	$11,961

Derivative Liabilities
Interest rate swaps	23,532	9,711	6,900	6,921

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows:

	Level in	June 30, 2026		December 31, 2025
	Fair
	Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy	Values	Values	Values	Values
Financial assets:
Cash and cash equivalents	Level 1	$340,931	$340,931	$473,324	$473,324
Securities available for sale	(1)	1,125,529	1,125,529	1,102,230	1,102,230
FHLBI stock	(2)	22,099	22,099	22,099	22,099
Loans, net	Level 3	4,860,112	4,898,266	4,763,697	4,830,844
Mortgage loans held for sale	Level 2	31,272	31,783	17,160	17,319
Accrued interest receivable	Level 2	23,685	23,685	23,638	23,638
Interest rate swaps	Level 2	16,923	16,923	23,212	23,212

Financial liabilities:
Deposits	Level 2	5,296,388	4,634,787	5,284,452	5,024,489
Securities sold under agreements to repurchase	Level 2	217,470	217,470	232,291	232,291
FHLBI advances	Level 2	305,322	297,864	326,221	321,069
Subordinated debentures	Level 2	51,358	58,076	51,015	51,019
Subordinated notes	Level 2	89,829	87,813	89,657	86,826
Term note	Level 2	25,000	25,000	30,000	30,000
Accrued interest payable	Level 2	7,208	7,208	9,921	9,921
Interest rate swaps	Level 2	17,126	17,126	23,532	23,532

(1)	See Note 12 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.
(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions; therefore, fair value is estimated at carrying amount.

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

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency debt obligations, mortgage-backed securities issued or guaranteed by U.S. Government agencies, and municipal general obligation and revenue bonds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information that becomes known to us necessitates an impairment. There was no such impairment as of June 30, 2026, or December 31, 2025. We have no Level 1 securities available for sale.

Derivatives. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves. Insignificant unobservable inputs, such as borrower credit spreads, are also utilized.

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of June 30, 2026, and December 31, 2025, we determined the fair value of our mortgage loans held for sale to be $31.8 million and $17.3 million, respectively.

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
(Unaudited)

12.  FAIR VALUES (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2026
Available for sale securities
U.S. Treasury notes and bonds	$55,099	$0	$55,099	$0
U.S. Government agency debt obligations	687,508	0	687,508	0
Mortgage-backed securities	69,199	0	69,199	0
Municipal general obligation bonds	211,173	0	211,173	0
Municipal revenue bonds	63,628	0	63,628	0
Other investments	38,922	0	38,922	0
Interest rate swaps	16,923	0	16,923	0
Total assets	$1,142,452	$0	$1,142,452	$0

Interest rate swaps	17,126	0	17,126	0
Total liabilities	$17,126	$0	$17,126	$0

December 31, 2025
Available for sale securities
U.S. Treasury notes and bonds	$55,501	$0	$55,501	$0
U.S. Government agency debt obligations	639,773	0	639,773	0
Mortgage-backed securities	75,762	0	75,762	0
Municipal general obligation bonds	215,063	0	215,063	0
Municipal revenue bonds	65,004	0	65,004	0
Other investments	51,127	0	51,127	0
Interest rate swaps	23,212	0	23,212	0
Total assets	$1,125,442	$0	$1,125,442	$0

Interest rate swaps	23,532	0	23,532	0
Total liabilities	$23,532	$0	$23,532	$0

There were no sales, purchases or transfers in or out of Level 3 during the six months ended June 30, 2026, and 2025.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.  FAIR VALUES (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of  June 30, 2026, and  December 31, 2025, are as follows:

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2026
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

The following table presents supplemental pro-forma information as if the acquisition had occurred at the beginning of 2025. The unaudited pro forma information includes adjustments for interest income on loans acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed dates.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025

Net interest income	$57,143	$54,770	$112,928	$108,382
Provision for credit losses	(1,800)	1,349	(3,600)	3,318
Noninterest income	11,498	11,968	23,189	21,149
Noninterest expense	39,109	37,598	80,744	72,953
Income before income taxes	31,332	27,791	58,973	53,260
Income tax expense	5,222	3,925	9,745	8,918

Net income	$26,110	$23,866	$49,228	$44,342

Earnings per share	$1.51	$1.39	$2.85	$2.59

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. As of June 30, 2026, and December 31, 2025, our banks were in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since June 30, 2026, that we believe have changed our banks' categorizations.

Our actual capital levels and the minimum levels required to be categorized as adequately and well capitalized were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2026
Total capital (to risk weighted assets)
Consolidated	$896,267	14.7%	$489,330	8.0%	$ NA	NA%
Mercantile Bank	784,315	13.5	463,237	8.0	579,046	10.0
Eastern Michigan Bank	64,163	23.1	22,272	8.0	27,839	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	749,048	12.3	366,997	6.0	NA	NA
Mercantile Bank	729,188	12.6	347,428	6.0	463,237	8.0
Eastern Michigan Bank	61,900	22.2	16,704	6.0	22,272	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	699,764	11.4	275,248	4.5	NA	NA
Mercantile Bank	729,188	12.6	260,571	4.5	376,380	6.5
Eastern Michigan Bank	61,900	22.2	12,528	4.5	18,096	6.5
Tier 1 capital (to average assets)
Consolidated	749,048	11.0	271,356	4.0	NA	NA
Mercantile Bank	729,188	11.6	250,594	4.0	313,243	5.0
Eastern Michigan Bank	61,900	12.0	20,657	4.0	25,821	5.0

December 31, 2025
Total capital (to risk weighted assets)
Consolidated	$859,158	14.4%	$477,044	8.0%	$ NA	NA%
Mercantile Bank	775,664	13.8	449,498	8.0	561,873	10.0
Eastern Michigan Bank	58,893	20.2	23,335	8.0	29,168	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	709,058	11.9	357,783	6.0	NA	NA
Mercantile Bank	717,619	12.8	337,124	6.0	449,498	8.0
Eastern Michigan Bank	56,495	19.4	17,501	6.0	23,335	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	660,117	11.1	268,337	4.5	NA	NA
Mercantile Bank	717,619	12.8	252,843	4.5	365,217	6.5
Eastern Michigan Bank	56,495	19.4	13,126	4.5	18,960	6.5
Tier 1 capital (to average assets)
Consolidated	709,058	11.4	249,580	4.0	NA	NA
Mercantile Bank	717,619	11.5	248,738	4.0	310,922	5.0
Eastern Michigan Bank	56,495	11.5	19,621	4.0	24,527	5.0

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.  REGULATORY MATTERS (Continued)

Our consolidated capital levels as of  June 30, 2026, and December 31, 2025, include $49.3 million and $48.9 million of trust preferred securities, respectively. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009, were less than $15.0 billion. As of  June 30, 2026, and December 31, 2025, all $49.3 million and $48.9 million of the trust preferred securities, respectively, were included in our consolidated Tier 1 capital.

Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of June 30, 2026, our banks meet all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis.

Our and our banks' ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 15, 2026, our Board of Directors declared a cash dividend on our common stock in the amount of $0.39 per share that was paid on March 18, 2026, to shareholders of record as of March 6, 2026. On April 16, 2026, our Board of Directors declared a cash dividend on our common stock in the amount of $0.39 per share that was paid on June 17, 2026, to shareholders of record as of June 5, 2026.

As of June 30, 2026, we had the ability to repurchase up to $6.8 million in common stock shares from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations as part of a $20.0 million common stock repurchase program announced in May 2021. No shares were repurchased during the first six months of 2026. Historically, stock repurchases have been funded from cash dividends paid to us from Mercantile Bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our banks. The actual timing, number and value of shares repurchased will be determined by us in our discretion and will depend on a number of factors, including the stock price, capital position, financial performance, general market and economic conditions, alternative uses of capital and applicable legal requirements.

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.  BUSINESS SEGMENT INFORMATION (continued)

Selected financial information on our business segments is presented as follows as of and for the six months ended June 30, 2026:

(Dollars in thousands)	Mercantile Bank	Eastern Michigan Bank	All Other	Intercompany Eliminations	Consolidated Total

Interest income	$160,309	$12,891	$2,122	$(3,200)	$172,122
Interest expense	54,944	1,142	6,017	(3,140)	58,963
Net interest income	105,365	11,749	(3,895)	(60)	113,159
Provision for credit losses	(3,400)	(200)	-	-	(3,600)
Net interest income after provision for credit losses	108,765	11,949	(3,895)	(60)	116,759
Noninterest income	21,886	1,132	39,169	(39,000)	23,187
Noninterest expense	69,533	8,045	3,905	-	81,483
Income before federal income tax expense	61,118	5,036	31,369	(39,060)	58,463
Federal income tax expense	10,550	1,033	(1,732)	-	9,851
Net income	$50,568	$4,003	$33,101	$(39,060)	$48,612

Goodwill	$32,171	$24,217	$17,301	$-	$73,689
Core deposit intangible, net	-	17,307	-	-	17,307
Total assets	6,240,346	553,623	1,046,837	(1,021,316)	6,819,490

16.  SUBSEQUENT EVENTS

On July 16, 2026, our Board of Directors declared a cash dividend on our common stock in the amount of $0.40 per share that will be paid on September 16, 2026, to shareholders of record as of September 4, 2026.

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

Future Factors include, among others, difficulties and delays in the ongoing integration of Mercantile Bank and Eastern Michigan Bank and achieving anticipated synergies, cost savings and other benefits from the transaction; our ability to obtain timely regulatory approval for the consolidation of Eastern Michigan Bank into Mercantile Bank; our ability to successfully complete and integrate our core processing system conversion, including managing operational disruptions, customer impacts, data conversion issues, and implementation costs; our ability to maintain adequate levels of allowance for credit losses; adverse changes in interest rates and interest rate relationships; increasing rates of inflation and slower growth rates or recession; significant declines in the value of commercial real estate; market volatility; demand for products and services; climate impacts; labor markets; the degree of competition by traditional and non-traditional financial services companies; changes in banking regulation or actions by bank regulators; changes in tax laws and other laws and regulations applicable to us; changes in prices, levies, and assessments; the impact of technological advances; potential cyber-attacks, information security breaches, and other criminal activities; litigation liabilities; governmental and regulatory policy changes; the outcomes of existing or future contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; damage to our reputation resulting from adverse publicity, regulatory actions, litigation, operational failures, and the failure to meet client expectations and other facts; changes in the national and local economies; unstable political and economic environments; disease outbreaks, such as the Covid-19 pandemic or similar public health threats, and measures implemented to combat them; and other risk factors, including those described in our annual report on Form 10-K for the year ended December 31, 2025. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Reconciliation of U.S. GAAP to Non-GAAP Financial Measures

This report contains certain non-GAAP financial measures, including adjusted net income, adjusted noninterest expense, and adjusted diluted earnings per share, each of which excludes after-tax costs associated with (i) Mercantile’s acquisition of Eastern Michigan Financial Corporation that was completed during the fourth quarter of 2025 ($0.1 million and $0.4 million during the second quarter and first six months of 2026, respectively) , and (ii) the previously announced core and digital banking system conversion ($0.5 million and $3.5 million during the second quarter and first six months of 2026, respectively).  These non-GAAP financial measures are identified in this report where they appear.  We believe that presenting these non-GAAP financial measures provides investors, analysts, and other interested parties with meaningful supplementary information to assess Mercantile’s underlying operational performance by removing the effect of costs we consider to be non-recurring in nature and not reflective of Mercantile’s core operating results.  These non-GAAP financial measures are used by management to evaluate Mercantile’s ongoing operations, for internal planning and forecasting purposes, and to assess period-over-period comparability.  Management believes it is useful for the reader to review these non-GAAP adjusted measures alongside the GAAP measures.  Our definition of these adjusted financial measures may differ from similarly named measures used by others.  These non-GAAP measures have limitations as an analytical tool and should not be considered in isolation or as a substitute for our GAAP measures.

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Bank, Eastern Michigan Bank (collectively “our banks”), Mercantile Community Partners, LLC ("MCP"), and Mercantile Insurance Center, Inc., a subsidiary of Mercantile Bank, at June 30, 2026, and December 31, 2025, and the results of operations for the three and six months ended June 30, 2026, and 2025. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the Company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

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

MERCANTILE BANK CORPORATION

Financial Overview

On December 31, 2025, we consummated the acquisition of Eastern Michigan Financial Corporation (“Eastern Michigan”), and its wholly owned banking subsidiary, Eastern Michigan Bank, headquartered in Crosswell, Michigan.  Eastern Michigan Bank will operate alongside Mercantile Bank until the first quarter of 2027 at which time we plan to consolidate Eastern Michigan Bank into Mercantile Bank in conjunction with the completion of the conversion of our core operating system to a new provider.  The first six months of 2026 represented the initial period of financial performance that included Eastern Michigan Bank’s operating results.

We reported net income of $25.9 million, or $1.50 per diluted share, for the second quarter of 2026, compared with net income of $22.6 million, or $1.39 per diluted share, during the second quarter of 2025.  Net income during the first six months of 2026 totaled $48.6 million, or $2.82 per diluted share, compared to $42.2 million, or $2.60 per diluted share, during the first six months of 2025.  Growth in net income during both time periods primarily reflected increased net interest income and lower provision expense that more than offset higher noninterest expense costs and federal income tax expense.

Excluding after-tax one-time costs associated with the year-end 2025 acquisition of Eastern Michigan and previously announced core and digital banking system conversion (a non-GAAP measurement), net income improved to $26.4 million, or $1.53 per diluted share, for the second quarter of 2026, and $51.7 million, or $2.99 per diluted share, for the first six months of 2026.  Earnings increased $0.14 per diluted share, or approximately 10%, in the second quarter of 2026 compared to the second quarter of 2025, and $0.39 per diluted share, or approximately 15%, during the first six months of 2026 compared to the first six months of 2025.  We believe using these non-GAAP measurements reflects our core earnings performance and provides for more accurate current-period versus prior-period comparisons.

Commercial loans increased $132 million during the first six months of 2026, providing for an annualized growth rate of approximately 7%.  As had been the case during most of 2025, commercial loan growth during the first six months of 2026 was negatively impacted by a higher than typical level of payoffs and line of credit paydowns.  Commercial loan payoffs, largely reflecting business sales, sales of assets and secondary market refinancings, and line of credit paydowns on larger commercial loan relationships, totaled $121 million and $180 million during the second and first quarters of 2026, respectively, after aggregating $363 million, or an average of $91 million per quarter, in 2025.  Our typical level of such payoffs and line paydowns average around $50 million per quarter.  As a percentage of total commercial loans, commercial and industrial and owner-occupied commercial real estate (“CRE”) loans equaled 57.8% as of June 30, 2026, compared to 55.0% as of December 31, 2025.  The commercial loan pipeline remains strong, and as of June 30, 2026, we had $236 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase.

Residential mortgage loans decreased $40.3 million during the first six months of 2026, as aggregate payoffs and scheduled monthly payments exceeded new loans added to the portfolio during the quarter.  Residential mortgage loan originations totaled $287 million during the first six months of 2026, reflecting an increase of over 18% compared to the first six months of 2025.  Approximately 74% of the residential mortgage loans originated during the first six months of 2026 were with the intent to sell, compared to approximately 80% during the first six months of 2025.  Combined with increased prepayment speeds of our residential mortgage loan portfolio during the past two years, the relatively high percentage of loans sold has resulted in a declining portfolio balance.  The increased volume of residential mortgage loans originated and sold has had a positive impact on mortgage banking income.

The overall quality of our loan portfolio remains strong, with nonperforming loans totaling $5.8 million, or 0.1% of total loans, as of June 30, 2026.  Accruing loans past due 30 to 89 days remain very low with no foreclosed properties at quarter-end.  Gross loan charge-offs were nominal during the first six months of 2026, while recoveries of prior period loan charge-offs aggregated $0.9 million, providing for a net loan recovery of $0.9 million.

Interest-earning deposits, a vast majority of which is comprised of funds on deposit with the Federal Reserve Bank of Chicago (“FRB Chicago”), averaged $391 million during the first six months of 2026, compared to $230 million during the first six months of 2025.  The higher average balance primarily reflects strong deposit growth during the first six months of 2026 and our strategy to reduce the loan-to-deposit ratio via local deposit growth exceeding loan and investment growth.

MERCANTILE BANK CORPORATION

Total deposits increased $11.9 million during the first six months of 2026, consisting of a $122 million increase in local deposits and $110 million reduction in out-of-area deposits.  The increase in local deposits occurred despite seasonal and customary customers’ tax and bonus payments and partnership distributions during that time period.  Securities sold under agreements to repurchase (“sweep accounts”) decreased $14.8 million and Federal Home Loan Bank of Indianapolis (“FHLBI”) advances declined $20.9 million during the first six months of 2026.  Wholesale funds, comprised of out-of-area deposits and FHLBI advances, totaled $325 million, or approximately 6% of total funds, as of June 30, 2026, compared to $457 million, or approximately 8% of total funds, as of December 31, 2025.

Net interest income grew $7.8 million and $15.1 million during the second quarter and first six months of 2026, respectively, compared to the prior-year time periods, reflecting the combined impact of $4.7 million and $9.8 million increases in interest income and $3.1 million and $5.3 million decreases in interest expense, during the respective time periods.  Our net interest margin during the second quarter of 2026 was eleven basis points higher than during the second quarter of 2025 and was eight basis points higher during the first six months of 2026 compared to the first six months of 2025.  Although our yield on earning assets declined during the 2026 time periods compared to the respective 2025 time periods, largely reflecting the aggregate 75 basis point reduction in the federal funds rate during the last four months of 2025, our cost of funds declined more primarily due to the decline in the interest rate environment and the onboarding of Eastern Michigan Bank’s relative low-cost deposit base.  Also contributing to higher net interest income was growth in earning assets.  Average earning assets during the first six months of 2026 totaled $6.42 billion, compared to $5.72 billion during the first six months of 2025.  Eastern Michigan Bank’s net interest income totaled $5.9 million and $11.7 million during the second quarter and first six months of 2026, respectively.

We recorded negative provisions for credit losses of $1.8 million and $3.6 million during the second quarter and first six months of 2026, respectively, compared to positive provisions for credit losses of $1.6 million and $3.7 million during the respective time periods in 2025.  We eliminated a $2.7 million specific reserve and recorded a $0.2 million recovery associated with the resolution of a nonperforming commercial construction loan during the second quarter of 2026.  The recording of net loan recoveries and sustained strength in loan quality metrics positively impacted necessary provision levels and helped to mitigate required provision levels from loan growth.

Noninterest income totaled $11.5 million and $23.2 million during the second quarter and first six months of 2026, respectively, compared to $11.5 million and $20.2 million during the respective time periods in 2025.  We recorded strong growth in treasury management fees, card income, and payroll service fees, but lower mortgage banking and interest rate swap income.  Eastern Michigan Bank’s noninterest income totaled $0.6 million and $1.1 million during the second quarter and first six months of 2026, respectively.  We also recorded $0.4 million in interest from the Internal Revenue Service on federal income tax payments made during 2024 that were subsequently refunded due to offsetting purchased energy tax credits during the first quarter of 2026.

Noninterest expense totaled $39.4 million and $81.5 million during the second quarter and first six months of 2026, respectively, compared to $33.4 million and $64.5 million during the respective time periods in 2025.  Excluding one-time costs aggregating related to the core and digital banking system conversions and the acquisition of Eastern Michigan, noninterest expense increased $5.4 million and $13.1 million during the second quarter and first six months of 2026, respectively, compared to the respective time periods in 2025.  Eastern Michigan Bank’s noninterest expense totaled $4.0 million and $8.0 million during the second quarter and first six months of 2026, respectively.  Increases in noninterest expenses during the two periods largely reflect higher salary and benefit costs and the impact of a larger balance sheet and branch network.

Federal income tax expense totaled $5.3 million and $9.9 million during the second quarter and first six months of 2026, respectively, compared to $3.3 million and $7.9 million during the respective time periods in 2025.  The increases during the 2026 time periods largely reflect growth in income before federal income tax expense.  The effective tax rate was 16.9% in both the second quarter and first six months of 2026, compared to 12.9% and 15.7% during the respective time periods in 2025.  The higher effective tax rate in the 2026 time periods primarily reflects lower tax benefits from the acquisition of transferrable energy tax credits due to lower activity levels.

MERCANTILE BANK CORPORATION

Financial Condition

Total assets decreased $15.7 million during the first six months of 2026, totaling $6.82 billion as of June 30, 2026.  Total loans increased $93.7 million and securities available for sale grew $23.3 million, while interest-earning deposit balances declined $147 million during the first six months of 2026.  Total deposits increased $11.9 million, while sweep accounts declined $14.8 million and FHLBI advances were down $20.9 million during the first six months of 2026.

Our loan portfolio has historically been primarily comprised of commercial loans.  Commercial loans totaled $4.05 billion, or 82.4% of total loans, as of June 30, 2026.  Commercial loans increased $132 million during the first six months of 2026, providing for an annualized growth rate of approximately 7%.  As had been the case during most of 2025, commercial loan growth during the first six months of 2026 was negatively impacted by a higher than typical level of payoffs and line of credit paydowns.  Commercial loan payoffs, largely reflecting business sales, sales of assets and secondary market refinancings, and line of credit paydowns on larger commercial loan relationships, totaled $121 million and $180 million during the second and first quarters of 2026, respectively, after aggregating $363 million, or an average of $91 million per quarter, in 2025.  Our typical level of such payoffs and line paydowns average around $50 million per quarter.  As a percentage of total commercial loans, commercial and industrial and owner-occupied CRE loans equaled 57.8% as of June 30, 2026, compared to 55.0% as of December 31, 2025.

Commercial and industrial loans increased $163 million, owner-occupied CRE loans were up $25.0 million and land development and construction loans expanded by $2.0 million, while multi-family and residential rental property loans declined $39.0 million and non-owner occupied CRE loans were down $18.8 million during the first six months of 2026.

Availability on commercial construction and development loans that are in the construction phase totaled $236 million as of June 30, 2026, with most of the funds expected to be drawn over the next 12 to 18 months.  Our current pipeline reports indicate continued strong commercial loan funding opportunities in future periods, including $234 million in committed and accepted new lending commitments, a majority of which we expect to be accepted and funded over the next 12 to 18 months.  Our commercial bankers also report additional opportunities they are currently discussing with existing borrowers and potential new customers.  We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship, as well as concentration limits we have established within our commercial loan portfolio.  Usage of existing commercial lines of credit averaged approximately 41% during the first six months of 2026, compared to approximately 44% during all of 2025.

Residential mortgage loans totaled $751 million, or 15.3% of total loans, as of June 30, 2026.  Residential mortgage loans decreased $40.3 million during the first six months of 2026, as aggregate payoffs and scheduled monthly payments exceeded new loans added to the portfolio during the quarter.  Residential mortgage loan originations totaled $287 million during the first six months of 2026, reflecting an increase of over 18% compared to the first six months of 2025.  Approximately 74% of the residential mortgage loans originated during the first six months of 2026 were with the intent to sell, compared to approximately 80% during the first six months of 2025.  Combined with increased prepayment speeds of our residential mortgage loan portfolio during the past two years, the relatively high percentage of loans sold has resulted in a declining portfolio balance.  The increased volume of residential mortgage loans originated and sold has had a positive impact on mortgage banking income.

Other consumer-related loans totaled $115 million, or 2.3% of total loans, as of June 30, 2026. We expect this loan portfolio segment to remain relatively stable in dollar amount but decline as a percentage of total loans in future periods as the commercial loan segment grows. Home equity lines of credit comprised approximately 79% of other consumer-related loans as of June 30, 2026.

MERCANTILE BANK CORPORATION

Our credit policies establish guidelines to manage credit risk and asset quality.  These guidelines include loan review and early identification of problem loans to provide effective loan portfolio administration.  The credit policies and procedures are meant to minimize the risk and uncertainties inherent in lending.  In following these policies and procedures, we must rely on estimates, appraisals and evaluations of loans and the possibility that changes in these could occur quickly because of changing economic conditions or other factors.  Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require modification in the future, are included on an internal watch list. Senior management and the Board of Directors review this list regularly.  Market value estimates of collateral on nonperforming loans, as well as on foreclosed and repossessed assets, are reviewed periodically.  We also have a process in place to monitor whether value estimates at each quarter-end are reflective of current market conditions.  Our credit policies establish criteria for obtaining appraisals and determining internal value estimates.  We may also adjust external and internal valuations based on identifiable trends within our markets, such as recent sales of similar properties or assets, listing prices and offers received.  In addition, we may discount certain appraised and internal value estimates to address distressed market conditions.

The overall quality of our loan portfolio remains strong, with nonperforming loans totaling $5.8 million, or 0.1% of total loans, as of June 30, 2026.  The volume of nonperforming loans has remained under 0.3% of total loans since year-end 2015 and has averaged 0.1% over the past seven years.  Accruing loans past due 30 to 89 days remain very low with no foreclosed properties at quarter-end.  Gross loan charge-offs were nominal during the first six months of 2026, while recoveries of prior period loan charge-offs aggregated $0.9 million, providing for a net loan recovery of $0.9 million.  We continue our collection efforts on charged-off loans and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

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

MERCANTILE BANK CORPORATION

The allowance equaled $55.4 million, or 1.13% of total loans and 955% of nonperforming loans, as of June 30, 2026.  The allowance was comprised of $54.5 million in general reserves relating to performing loans and $0.9 million in specific reserves on other loans, primarily nonperforming loans, as of June 30, 2026.  Loans with an aggregate carrying value of $0.6 million as of June 30, 2026, had been subject to previous partial charge-offs aggregating $0.2 million over the past several years.  There were no specific reserves allocated to loans that had been subject to a previous partial charge-off as of June 30, 2026.

Although we believe the allowance is adequate to absorb loan losses in our loan portfolio as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

The following table reflects the composition of our allowance for credit losses, nonaccrual loans, and net charge-offs as of and for the six months ended June 30, 2026.

(Dollars in thousands)	Allowance for Credit Losses	Total Loans	Allowance for Credit Losses to Total Loans	Nonaccrual Loans	Nonaccrual Loans to Total Loans	Allowance for Credit Losses to Nonaccrual Loans	Net Charge-Offs	Annualized Net Charge-Offs to Average Loans

Commercial:
Commercial and industrial	$13,773	$1,537,029	0.90%	$942	0.06%	1,462.10%	$(365)	(0.05)%
Vacant land, land development and residential construction	546	119,387	0.46	210	0.18	260.00	(49)	(0.12)
Real estate – owner occupied	8,048	803,883	1.00	743	0.09	1,083.18	(14)	(0.01)
Real estate – non-owner occupied	12,404	1,091,844	1.14	0	0	NA	(228)	(0.05)
Real estate – multi-family and residential rental	5,057	498,253	1.01	0	0	NA	(8)	(0.01)
Total commercial	39,828	4,050,396	0.98	1,895	0.05	2,101.74	(664)	(0.03)

Retail:
1-4 family mortgages	12,699	750,526	1.69	3,811	0.51	333.22	(168)	(0.04)
Other consumer	2,806	114,631	2.45	97	0.08	2,892.78	(18)	(0.04)
Total retail	15,505	865,157	1.79	3,908	0.45	396.75	(186)	(0.04)

Unallocated	108	NA	NA	NA	NA	NA	NA	NA
Total	$55,441	$4,915,553	1.13%	$5,803	0.12%	955.39%	$(850)	(0.04)%

MERCANTILE BANK CORPORATION

Securities available for sale increased $23.3 million during the first six months of 2026, totaling $1.13 billion as of June 30, 2026.  There were no purchases or maturities of U.S. Treasury securities during the first six months of 2026.  Purchases of U.S. Government agency bonds during the first six months of 2026 aggregated $68.1 million, while proceeds from maturities totaled $18.0 million.  There were no purchases of U.S. Government agency guaranteed mortgage-backed securities during the first six months of 2026, while proceeds from principal paydowns aggregated $9.3 million.  Purchases of municipal bonds totaled $13.2 million during the first six months of 2026, while proceeds from maturities and calls aggregated $17.4 million.  As of June 30, 2026, the portfolio was primarily comprised of U.S. Treasury and U.S. Government agency bonds (66%), municipal bonds (24%), U.S. Government agency guaranteed mortgage-backed securities (7%) and other bonds (3%).  All of our securities are currently designated as available for sale and are therefore stated at fair value.  The fair value of securities designated as available for sale totaled $1.13 billion as of June 30, 2026, including a net unrealized loss of $40.5 million.  The net unrealized loss equaled $30.4 million as of December 31, 2025.  After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that the unrealized losses were due to changing interest rate environments.   We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations.  In addition, the securities portfolio serves a primary interest rate risk management function.  We expect any upcoming purchases to generally consist of U.S. Government agency bonds and municipal bonds, with the securities portfolio maintained at the current level of approximately 16% of total assets.

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

FHLBI stock totaled $22.1 million as of June 30, 2026, unchanged from December 31, 2025.  Our investment in FHLBI stock is necessary to engage in the FHLBI’s advance and other financing programs.  We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

Interest-earning deposits, a vast majority of which are comprised of funds on deposit with the Federal Reserve Bank of Chicago, totaled $267 million as of June 30, 2026.  Interest-earning deposits averaged $391 million during the first six months of 2026, compared to $230 million during the first six months of 2025.  The higher average balance primarily reflects strong local deposit growth throughout 2025 and into 2026, and our strategy to reduce the loan-to-deposit ratio via local deposit growth exceeding loan and investment growth.  Strong commercial loan growth and out-of-area deposit maturities during the second quarter of 2026 were largely funded by monies on deposit with the Federal Reserve Bank of Chicago, resulting in a June 30, 2026, balance that was lower than the average during the first six months of 2026.

Net premises and equipment equaled $60.7 million as of June 30, 2026, compared to $62.5 million as of December 31, 2025.  Depreciation expense totaled $2.9 million during the first six months of 2026, while investments associated with renovations of existing facilities and equipment purchases aggregated $1.1 million.

MERCANTILE BANK CORPORATION

Total deposits increased $11.9 million during the first six months of 2026, consisting of a $122 million increase in local deposits and $110 million reduction in out-of-area deposits.  The increase in local deposits occurred despite seasonal and customary customers’ tax and bonus payments and partnership distributions during that time period.  Noninterest-bearing checking accounts increased $80.9 million, money market accounts were up $41.6 million, and savings deposits grew $11.2 million, while interest-bearing checking accounts decreased $10.6 million and local time deposits declined $0.8 million.  The deposit balance increases reflect new deposit account relationships and additional funds from existing deposit customers, largely from business and public units.

Uninsured deposits totaled approximately $3.01 billion, or about 57% of total deposits, as of June 30, 2026, compared to approximately $2.91 billion, or about 54% of total deposits, as of December 31, 2025.  The uninsured amounts are estimates based on the methodologies and assumptions we use for regulatory reporting requirements.  Our level of uninsured deposits, which has remained relatively steady as a percentage of total deposits, is generally higher than banking industry averages given our commercial lending focus.

Sweep accounts decreased $14.8 million during the first six months of 2026, totaling $217 million as of June 30, 2026.  The aggregate balance of this funding type can be subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances that several of the customers maintain.  The average balance of sweep accounts equaled $223 million during the first six months of 2026, with a high daily balance of $257 million and a low daily balance of $211 million.  Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into overnight interest-bearing repurchase agreements.  Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance.  All of our repurchase agreements are accounted for as secured borrowings.

FHLBI advances declined $20.9 million during the first six months of 2026, totaling $305 million as of June 30, 2026.  Bullet advances aggregating $30.0 million were obtained during the first six months of 2026, while bullet advance maturities aggregated $50.0 million.  Payments on amortizing FHLBI advances totaled $0.9 million. Bullet FHLBI advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk, while amortizing FHLBI advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amount and amortization structure of the underlying advances reflective of the associated commercial loans.  FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement.  Our borrowing line of credit totaled $1.16 billion, with remaining availability based on collateral equaling $847 million, as of June 30, 2026.

Shareholders’ equity increased $30.2 million during the first six months of 2026, equaling $755 million as of June 30, 2026.  Positively impacting shareholders’ equity during the first six months of 2026 was net income of $48.6 million, which was partially offset by the payment of cash dividends totaling $13.3 million.  Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by $2.9 million.  An $8.0 million after-tax decrease in the market value of our available for sale securities portfolio, generally reflecting an increase in market interest rates, negatively impacted shareholders’ equity during the first six months of 2026.

MERCANTILE BANK CORPORATION

Liquidity

Liquidity is measured by our ability to raise funds through deposits, borrowed funds, and capital, or cash flow from the repayment of loans and securities.  These funds are used to fund loans, meet deposit withdrawals, and operate our company.  Liquidity is primarily achieved through local and out-of-area deposits and liquid assets such as securities available for sale, matured, and called securities, federal funds sold and interest-earning deposits. Asset and liability management is the process of managing our balance sheet to achieve a mix of earning assets and liabilities that maximize profitability, while providing adequate liquidity.

To assist in providing needed funds and managing interest rate risk, we periodically obtain monies from wholesale funding sources.  Wholesale funds, comprised of out-of-area deposits and FHLBI advances, totaled $325 million, or approximately 6% of total funds, as of June 30, 2026, compared to $457 million, or approximately 8% of total funds, as of December 31, 2025.

Sweep accounts decreased $14.8 million during the first six months of 2026, totaling $217 million as of June 30, 2026.  The aggregate balance of this funding type can be subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances that several of the customers maintain.  The average balance of sweep accounts equaled $223 million during the first six months of 2026, with a high daily balance of $257 million and a low daily balance of $211 million.  Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into overnight interest-bearing repurchase agreements.  Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance.  All our repurchase agreements are accounted for as secured borrowings.

Information regarding our repurchase agreements as of June 30, 2026, and during the first six months of 2026 is as follows:

(Dollars in thousands)
Outstanding balance at June 30, 2026	$217,470
Weighted average interest rate at June 30, 2026	2.68%
Maximum daily balance six months ended June 30, 2026	$257,040
Average daily balance for six months ended June 30, 2026	$222,847
Weighted average interest rate for six months ended June 30, 2026	2.68%

FHLBI advances declined $20.9 million during the first six months of 2026, totaling $305 million as of June 30, 2026.  Bullet advances aggregating $30.0 million were obtained during the first six months of 2026, while bullet advance maturities aggregated $50.0 million.  Payments on amortizing FHLBI advances totaled $0.9 million.  Bullet FHLBI advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk, while amortizing FHLBI advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amount and amortization structure of the underlying advances reflective of the associated commercial loans.  FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement.  Our borrowing line of credit totaled $1.16 billion, with remaining availability based on collateral equaling $847 million, as of June 30, 2026.

We also have the ability to borrow up to $50.0 million on a daily basis through a correspondent bank using an unsecured federal funds purchased line of credit.  Our average balance was nominal during the first six months of 2026.  In contrast, our interest-earning deposit balance with the Federal Reserve Bank of Chicago averaged $369 million during the first six months of 2026.  We also have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago.  Using certain municipal bonds as collateral, we could have borrowed up to $149 million as of June 30, 2026.  We did not utilize this line of credit during the first six months of 2026 or at any time during the previous 17 fiscal years, and do not plan to access this line of credit in future periods.

MERCANTILE BANK CORPORATION

The following table reflects, as of June 30, 2026, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
(Dollars in thousands)	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$4,428,273	$0	$0	$0	$4,428,273
Time deposits	814,469	42,323	11,323	0	868,115
Short-term borrowings	217,470	0	0	0	217,470
Federal Home Loan Bank advances	100,938	132,000	52,177	20,207	305,322
Subordinated debentures	0	0	0	51,358	51,358
Subordinated notes	0	0	0	89,829	89,829
Term note	10,000	15,000	0	0	25,000
Other borrowed money	0	0	0	1,576	1,576
Premises and equipment leases	1,160	1,935	401	1,109	4,605

The balance of certificates of deposit exceeding the FDIC insured limit and their maturity profile as of June 30, 2026, and December 31, 2025, were as follows:

(Dollars in thousands)	June 30, 2026	December 31, 2025

Up to three months	$152,407	$88,138
Three months to six months	112,765	103,213
Six months to twelve months	80,871	108,745
Over twelve months	8,015	74,395

Total certificates of deposit	$354,058	$374,491

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit.  As of June 30, 2026, we had a total of $2.23 billion in unfunded loan commitments and $34.1 million in unfunded standby letters of credit.  Of the total unfunded loan commitments, $2.00 billion were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $234 million were for loan commitments generally expected to close and become funded within the next 12 to 18 months.  We regularly monitor fluctuations in loan balances and commitment levels and include such data in our overall liquidity management.

We monitor our liquidity position and funding strategies on an ongoing basis, but recognize that unexpected events, changes in economic or market conditions, a reduction in earnings performance, declining capital levels or situations beyond our control could cause liquidity challenges.  We have developed contingency funding plans that provide a framework for meeting liquidity disruptions.

Capital Resources

Shareholders’ equity increased $30.2 million during the first six months of 2026, equaling $755 million as of June 30, 2026.  Positively impacting shareholders’ equity during the first six months of 2026 was net income of $48.6 million, which was partially offset by the payment of cash dividends totaling $13.3 million.  Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by $2.9 million.  An $8.0 million after-tax decrease in the market value of our available for sale securities portfolio, generally reflecting an increase in market interest rates, negatively impacted shareholders’ equity during the first six months of 2026.

We and our banks are subject to regulatory capital requirements administered by state and federal banking agencies.  Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.  Mercantile Bank’s total risk-based capital ratio was 13.5% as of June 30, 2026, compared to 13.8% as of December 31, 2025.  Mercantile Bank’s total regulatory capital increased $8.7 million during the first six months of 2026, in large part reflecting net income totaling $50.6 million, which was partially offset by cash dividends paid to us aggregating $39.0 million.  As of June 30, 2026, Mercantile Bank’s total regulatory capital equaled $784 million, or $205 million in excess of the 10.0% minimum that is among the requirements to be categorized as “well capitalized.”  Eastern Michigan Bank’s total risk-based capital ratio was 23.1% as of June 30, 2026, compared to 20.2% as of December 31, 2025.  Eastern Michigan Bank’s total regulatory capital increased $5.3 million during the first six months of 2026, in large part reflecting net income totaling $4.0 million and a $2.4 million reduction in the ineligible core deposit intangible balance due to amortization during the first six months of 2026.  As of June 30, 2026, Eastern Michigan Bank’s total regulatory capital equaled $64.2 million, or $36.3 million in excess of the 10.0% minimum that is among the requirements to be categorized as “well capitalized.”

Our and our banks’ capital ratios as of June 30, 2026, and December 31, 2025, are disclosed in Note 14 of the Notes to Consolidated Financial Statements.

MERCANTILE BANK CORPORATION

Results of Operations

We recorded net income of $25.9 million, or $1.50 per basic and diluted share, for the second quarter of 2026, compared with net income of $22.6 million, or $1.39 per basic and diluted share, for the second quarter of 2025.  We recorded net income of $48.6 million, or $2.82 per basic and diluted share, for the first six months of 2026, compared with net income of $42.2 million, or $2.60 per basic and diluted share, for the first six months of 2025.  Excluding after-tax one-time costs associated with the year-end 2025 acquisition of Eastern Michigan Financial Corporation and the previously announced core and digital banking system conversion (a non-GAAP measurement), net income improved to $26.4 million, or $1.53 per diluted share, for the second quarter of 2026, and $51.7 million, or $2.99 per diluted share, for the first six months of 2026.  Using these non-GAAP measures, earnings per diluted share increased $0.14, or 10.1%, in the second quarter of 2026, and $0.39, or 15.0%, in the first six months of 2026, compared to the respective 2025 periods.

The increases in net income during the 2026 periods compared to the respective 2025 periods primarily reflected growth in net interest income and lower provisions for credit losses, which more than offset increased levels of noninterest expense.  Higher levels of noninterest income, mainly reflecting growth in treasury management fees, bank owned life insurance income, and payroll services fees, also contributed to the increases in net income in the 2026 periods.  Net interest income increased as earning asset expansion and decreases in the costs of funds outweighed lower yields on earning assets and growth in interest-bearing liabilities.  The negative provision expense recorded during the second quarter of 2026 primarily reflected the elimination of a $2.7 million specific allocation associated with the resolution of a nonperforming commercial construction loan, while the negative provision expense recorded during the first six months of 2026 mainly reflected a decline in specific allocations and changes in loan mix.  Excluding the previously mentioned one-time core and digital banking system conversion and acquisition costs, the increases in noninterest expense during the 2026 periods primarily reflected higher salary and benefit costs, cost inflation, and increased costs of a larger balance sheet and branch network.

Interest income during the second quarter of 2026 was $86.7 million, an increase of $4.7 million, or 5.8%, from the $82.0 million earned during the second quarter of 2025.  The increase resulted from growth in average earning assets, which more than offset a lower yield on average earning assets.  Average earning assets equaled $6.43 billion during the second quarter of 2026, up $699 million, or 12.2%, from the level of $5.73 billion during the prior-year second quarter; average securities increased $325 million, average loans were up $196 million, and average other interest-earning assets grew $178 million.  The yield on average earning assets was 5.42% during the current-year second quarter, a decline from 5.75% during the respective 2025 period.  The decreased yield largely stemmed from a lower yield on loans and a change in earning asset mix, which more than offset an improved yield on securities resulting from the reinvestment of relatively low-yielding bonds and portfolio expansion activities, along with the positive impact resulting from the addition of Eastern Michigan Bank’s securities portfolio.  The yield on loans was 6.01% during the second quarter of 2026, down from 6.29% during the second quarter of 2025, mainly due to reduced interest rates on variable-rate commercial loans resulting from the Federal Open Market Committee (“FOMC”) lowering the targeted federal funds rate.  The FOMC decreased the targeted federal funds rate by 25 basis points in each of September, October, and December of 2025, during which time average variable-rate commercial loans represented approximately 77% of average total commercial loans.  Reflecting a strategic initiative to lower the loan-to-deposit ratio and the impact of Eastern Michigan Bank’s liquid balance sheet, relatively higher-yielding loans represented a decreased percentage of earning assets and relatively lower-yielding securities accounted for an increased percentage of earning assets in the second quarter of 2026 compared to the second quarter of 2025.  The yield on securities equaled 3.36% during the second quarter of 2026, up from 2.82% during the prior-year second quarter.  The yield on other interest-earning assets, primarily consisting of funds on deposit with the Federal Reserve Bank of Chicago, declined from 4.91% during the second quarter of 2025 to 4.04% during the respective 2026 period, reflecting the decreased interest rate environment.

Interest income during the first six months of 2026 was $172 million, an increase of $9.8 million, or 6.1%, from the $162 million earned during the first six months of 2025.  The increase resulted from a higher level of average earning assets, which more than offset a reduced yield on average earning assets.  Average earning assets equaled $6.42 billion during the first six months of 2026, up $709 million, or 12.4%, from the level of $5.72 billion during the respective 2025 period; average securities grew $341 million, average loans increased $198 million, and average other interest-earning assets were up $170 million.  The yield on average earning assets was 5.42% during the first six months of 2026, a decline from 5.75% during the first six months of 2025.  The lower yield primarily resulted from a reduced yield on loans and a change in earning asset mix, which more than offset a higher yield on securities resulting from the reinvestment of relatively low-yielding bonds and portfolio expansion activities, along with the positive impact stemming from the addition of Eastern Michigan Bank’s securities portfolio.  The yield on loans was 6.02% during the first six months of 2026, down from 6.29% during the first six months of 2025, mainly due to lower interest rates on variable-rate commercial loans resulting from the FOMC decreasing the targeted federal funds rate.  The FOMC reduced the targeted federal funds rate by 25 basis points in each of September, October, and December of 2025, during which time average variable-rate commercial loans represented approximately 77% of average total commercial loans.  Exhibiting a strategic plan to lower the loan-to-deposit ratio and the impact of Eastern Michigan Bank’s liquid balance sheet, relatively higher-yielding loans represented a decreased percentage of earning assets and relatively lower-yielding securities accounted for an increased percentage of earning assets in the first six months of 2026 compared to the respective 2025 period.  The yield on securities equaled 3.31% during the first six months of 2026, up from 2.78% during the first six months of 2025.  The yield on other interest-earning assets, largely consisting of funds on deposit with the Federal Reserve Bank of Chicago, declined from 4.85% during the first six months of 2025 to 4.02% during the first six months of 2026, reflecting the decreased interest rate environment.

Interest expense during the second quarter of 2026 was $29.4 million, a decrease of $3.1 million, or 9.4%, from the $32.5 million expensed during the second quarter of 2025.  The lower level of interest expense resulted from a decline in the weighted average cost of average interest-bearing liabilities, which more than offset growth in the average balance of these funds.  The weighted average cost of average interest-bearing liabilities declined from 3.09% during the second quarter of 2025 to 2.53% during the second quarter of 2026 mainly due to lower rates paid on money market accounts and time deposits, reflecting the decreased interest rate environment.  An increase in low-cost deposit products as a percentage of total funding sources, primarily stemming from the addition of Eastern Michigan Bank’s deposit base, and a reduction in brokered deposits also contributed to the reduced cost of funds.  The latter reflects a strategy to refine the deposit base whereby the reliance on the brokered deposit market and other higher-priced deposit-only relationships is reduced.  Average interest-bearing liabilities totaled $4.66 billion during the second quarter of 2026, compared to $4.21 billion during the prior-year second quarter, representing an increase of $450 million, or 10.7%.

MERCANTILE BANK CORPORATION

Interest expense during the first six months of 2026 was $59.0 million, a decrease of $5.3 million, or 8.3%, from the $64.3 million expensed during the first six months of 2025. The decreased interest expense reflected a reduction in the weighted average cost of average interest-bearing liabilities, which more than offset growth in the average balance of these funds.  The weighted average cost of average interest-bearing liabilities decreased from 3.09% during the first six months of 2025 to 2.54% during the first six months of 2026 mainly due to reduced rates paid on money market accounts and time deposits, reflecting the lower interest rate environment. An increase in low-cost deposit products as a percentage of total funding sources, largely stemming from the onboarding of Eastern Michigan Bank’s deposit base, and a decrease in brokered deposits also contributed to the reduced cost of funds.  The latter reflects the previously mentioned strategy to reduce reliance on the brokered deposit market and other higher-priced deposit-only relationships.  Average interest-bearing liabilities totaled $4.69 billion during the first six months of 2026, compared to $4.20 billion during the respective 2025 period, representing an increase of $490 million, or 11.7%.

Net interest income during the second quarter of 2026 was $57.3 million, an increase of $7.8 million, or 15.7%, from the $49.5 million earned during the respective 2025 period.  The increase reflected growth in earning assets and an improved net interest margin.  The net interest margin was 3.59% in the current-year second quarter, up from 3.48% in the second quarter of 2025 due to a decline in the cost of funds, which more than offset a decreased yield on average earning assets.  The cost of funds equaled 1.83% in the second quarter of 2026, down from 2.27% in the prior-year second quarter primarily due to lower costs of money market accounts and time deposits, reflecting the decreasing interest rate environment, and an increase in low-cost deposits as a percentage of total funding sources.  The lower yield on average earning assets mainly resulted from a decreased yield on commercial loans, largely reflecting the impact of the previously mentioned FOMC rate cuts, and a change in earning asset mix resulting from the aforementioned strategic initiative to lower the loan-to-deposit ratio.

Net interest income during the first six months of 2026 was $113 million, an increase of $15.1 million, or 15.4%, from the $98.0 million earned during the first six months of 2025.  The increase reflected earning asset expansion and a higher net interest margin.  The net interest margin was 3.57% in the first six months of 2026, up from 3.48% in the respective 2025 period due to a decreased cost of funds, which more than offset a lower yield on average earning assets.  The cost of funds equaled 1.85% in the first six months of 2026, down from 2.27% in the first six months of 2025 primarily due to decreased costs of money market accounts and time deposits, reflecting the lower interest rate environment, and an increase in low-cost deposits as a percentage of total funding sources.  The reduced yield on average earning assets mainly stemmed from a decreased yield on commercial loans, primarily reflecting the impact of the previously mentioned FOMC rate cuts, and a change in earning asset mix resulting from the aforementioned strategic plan to lower the loan-to-deposit ratio.

The following tables set forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflect the average yield on assets and average cost of liabilities for the second quarters and first six months of 2026 and 2025.  Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented.  Tax-exempt securities interest income and yield for the second quarters and first six months of 2026 and 2025 have been computed on a tax equivalent basis using a marginal tax rate of 21.0%.  Securities interest income was increased by $300,000 and $255,000 in the second quarters of 2026 and 2025, respectively, and $600,000 and $510,000 in the first six months of 2026 and 2025, respectively, for this non-GAAP, but industry standard, adjustment. These adjustments equated to increases in our net interest margin of approximately two basis points for each of the 2026 and 2025 periods.

MERCANTILE BANK CORPORATION

	Quarters ended June 30,
	2026			2025
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$4,891,868	$73,293	6.01%	$4,695,367	$73,614	6.29%
Investment securities	1,128,063	9,474	3.36	803,264	5,669	2.82
Other interest-earning assets	413,729	4,229	4.04	235,965	2,930	4.91
Total interest - earning assets	6,433,660	86,996	5.42	5,734,596	82,213	5.75

Allowance for credit losses	(57,835)			(57,801)
Other assets	475,240			385,024

Total assets	$6,851,065			$6,061,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$3,956,008	$23,140	2.35%	$3,463,066	$25,725	2.98%
Short-term borrowings	223,699	1,488	2.67	242,605	1,919	3.17
Federal Home Loan Bank advances	313,673	2,595	3.27	365,672	2,897	3.13
Other borrowings	169,708	2,215	5.16	141,534	1,938	5.42
Total interest-bearing liabilities	4,663,088	29,438	2.53	4,212,877	32,479	3.09

Noninterest-bearing deposits	1,376,108			1,152,631
Other liabilities	67,676			80,082
Shareholders’ equity	744,193			616,229

Total liabilities and shareholders’ equity	$6,851,065			$6,061,819

Net interest income		$57,558			$49,734

Net interest rate spread			2.89%			2.66%
Net interest spread on average assets			3.37%			3.29%
Net interest margin on earning assets			3.59%			3.48%

MERCANTILE BANK CORPORATION

	Six months ended June 30,
	2026			2025
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$4,860,126	$145,190	6.02%	$4,662,415	$145,344	6.29%
Investment securities	1,124,048	18,623	3.31	783,291	10,882	2.78
Other interest-earning assets	440,710	8,909	4.02	269,956	6,581	4.85
Total interest - earning assets	6,424,884	172,722	5.42	5,715,662	162,807	5.75

Allowance for credit losses	(58,301)			(56,735)
Other assets	477,607			381,182

Total assets	$6,844,190			$6,040,109

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$3,977,456	$46,386	2.35%	$3,452,840	$50,918	2.97%
Short-term borrowings	222,851	2,967	2.68	232,005	3,682	3.20
Federal Home Loan Bank advances	315,990	5,151	3.24	370,912	5,795	3.11
Other borrowings	170,804	4,459	5.19	141,333	3,875	5.45
Total interest-bearing liabilities	4,687,101	58,963	2.54	4,197,090	64,270	3.09

Noninterest-bearing deposits	1,347,481			1,149,359
Other liabilities	70,799			88,412
Shareholders’ equity	738,809			605,248

Total liabilities and shareholders’ equity	$6,844,190			$6,040,109

Net interest income		$113,759			$98,537

Net interest rate spread			2.88%			2.66%
Net interest spread on average assets			3.35%			3.29%
Net interest margin on earning assets			3.57%			3.48%

MERCANTILE BANK CORPORATION

We recorded negative provisions for credit losses of $1.8 million and $3.6 million during the second quarter and first six months of 2026, respectively, and positive provisions for credit losses of $1.6 million and $3.7 million during the respective 2025 periods.   The negative provision expense recorded during the current-year second quarter mainly reflected the elimination of a $2.7 million specific allocation associated with the resolution of a nonperforming commercial construction loan, which was partially offset by changes in the economic forecast, allocations necessitated by net loan growth, and an increase in qualitative factor allocations.  The negative provision expense recorded during the first six months of 2026 primarily reflected a decline in specific allocations and changes in loan mix, which more than offset allocations necessitated by changes in qualitative factors and net loan growth.  The positive provision expense recorded during the second quarter of 2025 mainly reflected an individual allocation of $2.5 million associated with a commercial construction loan relationship that was placed on nonaccrual during the quarter and allocations of $0.7 million necessitated by net loan growth, which more than offset an aggregate reduction of $1.0 million in individual allocations related to nonperforming loan relationships resulting from full payoffs and partial paydowns.  The positive provision expense recorded during the first six months of 2025 primarily reflected a net increase in individual allocations driven by the aforementioned commercial construction loan that was placed on nonaccrual during the second quarter, allocations necessitated by net loan growth, and the net impact of changes to the economic forecast.

Noninterest income totaled $11.5 million during the second quarter of 2026, up slightly from the level recorded during the prior-year second quarter.  Noninterest income totaled $23.2 million during the first six months of 2026, up $3.0 million, or 15.0%, from $20.2 million during the first six months of 2025.  The increases in noninterest income in the 2026 periods mainly reflected growth in treasury management fees, bank owned life insurance income, and payroll services fees.  The increases in treasury management and payroll services fees largely resulted from new commercial customer acquisitions and customers’ expanded use of products and services, as well as a modified fee schedule.  Reductions in mortgage banking income, primarily stemming from changes in the quarter-end fair values of commitments to originate salable residential mortgage loans, accelerated mortgage servicing rights amortization, and lower percentages of loans originated with the intent to sell, and interest rate swap income, mainly reflecting lower levels of new swap transactions, negatively impacted noninterest income in the 2026 periods.  Noninterest income during the first six months of 2026 included $0.4 million in interest from the Internal Revenue Service on federal income tax payments made during 2024 that were subsequently refunded due to offsetting purchased energy tax credits.  Eastern Michigan Bank generated $0.6 million and $1.1 million in noninterest income during the second quarter and first six months of 2026, respectively, primarily consisting of deposit service charges and bank owned life insurance income.

Noninterest expense totaled $39.4 million during the second quarter of 2026, compared to $33.4 million during the prior-year second quarter.  Noninterest expense totaled $81.5 million during the first six months of 2026, compared to $64.5 million during the first six months of 2025.  Excluding non-recurring costs aggregating $0.5 million and $3.5 million related to the core and digital banking system conversion and $0.1 million and $0.4 million associated with the acquisition of Eastern Michigan Financial Corporation during the second quarter and first six months of 2026, respectively, noninterest expense increased $5.4 million, or 16.1%, during the current-year second quarter and $13.1 million, or 20.4%, during the first six months of 2026 compared to the respective 2025 periods using these non-GAAP measurements.  The increases in noninterest expense mainly resulted from higher salary and benefit costs, largely reflecting annual merit pay increases and market adjustments and increased bonus accruals, residential mortgage lender commissions and incentives, health insurance costs, payroll taxes, stock-based compensation, and retirement costs.  The remaining rises in noninterest expense primarily reflected cost inflation and the increased costs of a larger balance sheet and branch network.  A $1.4 million decrease in allocations to the reserve for unfunded loan commitments, mainly reflecting a lower level of commercial loan commitments that have been accepted by customers, positively impacted noninterest expense during the second quarter of 2026.  Eastern Michigan Bank’s noninterest expense totaled $4.0 million and $8.0 million during the second quarter and first six months of 2026, respectively, including salary and benefit costs of $1.8 million and $3.5 million, core deposit intangible asset amortization of $0.9 million and $1.7 million, and data processing costs of $0.4 million and $0.8 million during the respective periods.

During the second quarter of 2026, we recorded income before federal income tax of $31.2 million and federal income tax expense of $5.3 million.  During the second quarter of 2025, we recorded income before federal income tax of $26.0 million and federal income tax expense of $3.4 million.  During the first six months of 2026, we recorded income before federal income tax of $58.5 million and federal income tax expense of $9.9 million.  During the first six months of 2025, we recorded income before federal income tax of $50.0 million and federal income tax expense of $7.8 million.  The increases in federal income tax expense during the 2026 periods primarily resulted from higher levels of income before federal income tax.  The acquisition of transferable energy tax credits and the net benefits from low-income housing and historic tax credit investments provided for aggregate tax benefits of $0.8 million and $1.8 million during the second quarters of 2026 and 2025, respectively, and $1.6 million and $2.0 million during the first six months of 2026 and 2025, respectively.  The recording of the tax benefits positively impacted our effective tax rate, which equaled 16.9% and 12.9% during the second quarters of 2026 and 2025, respectively, and 16.8% and 15.7% during the first six months of 2026 and 2025, respectively.

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

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of June 30, 2026:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
(Dollars in thousands)	Months	Months	Years	Years	Total
Assets:
Loans (1)	$3,357,523	$227,140	$1,002,900	$327,990	$4,915,553
Securities available for sale (2)	27,510	117,171	571,780	409,068	1,125,529
Other interest-earning assets	322,390	1,259	3,750	0	327,399
Allowance for credit losses	0	0	0	0	(55,441)
Other assets	0	0	0	0	506,450
Total assets	$3,707,423	$345,570	$1,578,430	$737,058	$6,819,490

Liabilities:
Interest-bearing deposits	3,333,102	489,048	53,647	0	3,875,797
Short-term borrowings	217,470	0	0	0	217,470
Federal Home Loan Bank advances	10,000	90,938	184,177	20,207	305,322
Other borrowed money	62,934	15,000	89,829	0	167,763
Noninterest-bearing checking	0	0	0	0	1,420,591
Other liabilities	0	0	0	0	77,423
Total liabilities	3,623,506	594,986	327,653	20,207	6,064,366
Shareholders' equity	0	0	0	0	755,124
Total liabilities & shareholders' equity	$3,623,506	$594,986	$327,653	$20,207	$6,819,490
Net asset (liability) GAP	$83,917	$(249,416)	$1,250,777	$716,851
Cumulative GAP	$83,917	$(165,499)	$1,085,278	$1,802,129

Percent of cumulative GAP to total assets	1.2%	(2.4)%	15.9%	26.4%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of June 30, 2026.

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

We conducted multiple simulations as of June 30, 2026, in which it was assumed that changes in market interest rates occurred ranging from up 300 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested dollar and percentage changes in net interest income over the next twelve months in comparison to the $248 million in net interest income projected using our balance sheet amounts and anticipated replacement rates as of June 30, 2026. The resulting estimates are generally within our policy parameters established to manage and monitor interest rate risk.

(Dollars in thousands)	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 400 basis points	$2,200	0.9%
Interest rates down 300 basis points	(4,200)	(1.7)
Interest rates down 200 basis points	(14,200)	(5.7)
Interest rates down 100 basis points	(7,100)	(2.9)
Interest rates up 100 basis points	6,500	2.6
Interest rates up 200 basis points	12,700	5.1
Interest rates up 300 basis points	19,100	7.7

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

Item 4. Controls and Procedures

As of June 30, 2026, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2026.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MERCANTILE BANK CORPORATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sales of equity securities during the quarter ended June 30, 2026.

Issuer Purchases of Equity Securities

On May 27, 2021, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions, our capital position, financial performance and alternative uses of capital, and applicable legal requirements. The program may be discontinued at any time. No shares were repurchased during the first six months of 2026. Historically, stock repurchases have been funded from cash dividends paid to us from Mercantile Bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our banks. As of June 30, 2026, repurchases aggregating $6.8 million were available to be made under the current repurchase program.

Repurchases made during the second quarter of 2026 are detailed in the table below.

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

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 31, 2026.

MERCANTILE BANK CORPORATION

By: /s/ Raymond E. Reitsma
Raymond E. Reitsma
President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Charles E. Christmas
Charles E. Christmas
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)