Form 10-Q
period 2026-09-30
MERCANTILE BANK CORP
filed 2026-10-30
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Yes ☐    No  ☒

At October 23, 2026, there were 17,288,406 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
(Dollars in thousands)	2026	2025
ASSETS
Cash and due from banks	$56,105	$54,755
Interest-earning deposits and Federal Funds sold	572,393	418,569
Total cash and cash equivalents	628,498	473,324

Securities available for sale	1,098,016	1,102,230
Mortgage loans held for sale	22,439	17,160

Loans	4,952,942	4,821,888
Allowance for credit losses	(56,415)	(58,191)
Loans, net	4,896,527	4,763,697

Premises and equipment, net	60,799	62,468
Bank owned life insurance	117,407	105,342
Goodwill	73,689	72,656
Core deposit intangible	16,442	20,388
Other assets	249,051	217,954
Total assets	$7,162,868	$6,835,219

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$1,446,357	$1,339,666
Interest-bearing	4,165,919	3,944,786
Total deposits	5,612,276	5,284,452

Securities sold under agreements to repurchase	197,453	232,291
Federal Home Loan Bank advances	305,322	326,221
Subordinated debentures	51,529	51,015
Subordinated notes	89,914	89,657
Term note	22,500	30,000
Accrued interest and other liabilities	140,039	96,699
Total liabilities	6,419,033	6,110,335

Commitments and contingent liabilities (Note 9)

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; 17,288,352 shares issued and outstanding at September 30, 2026, and 17,181,096 shares issued and outstanding at December 31, 2025	353,553	349,431
Retained earnings	452,046	399,448
Accumulated other comprehensive income (loss)	(61,764)	(23,995)
Total shareholders’ equity	743,835	724,884
Total liabilities and shareholders’ equity	$7,162,868	$6,835,219

See accompanying notes to consolidated financial statements.

  MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Dollars in thousands except per share amounts)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Interest income
Loans, including fees	$76,630	$74,659	$221,820	$220,003
Securities, taxable	7,877	4,596	22,999	12,616
Securities, tax-exempt	1,468	1,259	4,369	3,611
Other interest-earning assets	4,294	5,129	13,203	11,710
Total interest income	90,269	85,643	262,391	247,940

Interest expense
Deposits	23,121	26,817	69,507	77,735
Short-term borrowings	1,430	1,974	4,396	5,656
Federal Home Loan Bank advances	2,611	2,895	7,762	8,689
Subordinated debt and other borrowings	2,207	1,955	6,666	5,831
Total interest expense	29,369	33,641	88,331	97,911

Net interest income	60,900	52,002	174,060	150,029

Provision for credit losses	700	200	(2,900)	3,900

Net interest income after provision for credit losses	60,200	51,802	176,960	146,129

Noninterest income
Service charges on deposit and sweep accounts	2,744	2,064	7,874	5,871
Mortgage banking income	3,359	3,066	9,474	9,686
Credit and debit card income	2,912	2,371	8,421	6,922
Interest rate swap fees	774	377	1,880	1,687
Payroll services income	851	825	2,799	2,648
Earnings on bank owned life insurance	789	858	2,230	1,961
Other income	874	827	2,759	1,777
Total noninterest income	12,303	10,388	35,437	30,552

Noninterest expense
Salaries and benefits	26,853	21,094	75,155	61,362
Occupancy	2,308	2,122	6,985	6,395
Furniture and equipment depreciation, rent and maintenance	1,016	846	2,967	2,458
Data processing costs	4,829	3,945	13,872	11,315
Core conversion costs	438	0	3,897	0
Acquisition costs	153	606	547	628
Core deposit intangible amortization	865	0	2,596	0
Other expense	7,091	6,137	18,964	17,075
Total noninterest expense	43,553	34,750	124,983	99,233

Income before federal income tax expense	28,950	27,440	87,414	77,448

Federal income tax expense	4,878	3,682	14,729	11,535

Net income	$24,072	$23,758	$72,685	$65,913

Basic earnings per share	$1.39	$1.46	$4.21	$4.06
Diluted earnings per share	$1.39	$1.46	$4.21	$4.06

Average basic shares outstanding	17,286,048	16,249,267	17,267,297	16,229,243
Average diluted shares outstanding	17,286,048	16,249,267	17,267,297	16,229,243

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Net income	$24,072	$23,758	$72,685	$65,913

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(37,675)	9,182	(47,810)	26,979
Tax effect of unrealized holding gains (losses) on securities available for sale	7,912	(1,928)	10,041	(5,666)
Other comprehensive income (loss), net of tax	(29,763)	7,254	(37,769)	21,313

Comprehensive income (loss)	$(5,691)	$31,012	$34,916	$87,226

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
(Dollars in thousands except per share amounts)	Stock	Stock	Earnings	Income (Loss)	Equity

Balances, July 1, 2026	$0	$352,339	$434,786	$(32,001)	$755,124

Employee stock purchase plan (967 shares)		54			54

Dividend reinvestment plan (2,614 shares)		161			161

Stock-based compensation expense		999			999

Cash dividends ($0.40 per common share)			(6,812)		(6,812)

Net income for the three months ended September 30, 2026			24,072		24,072

Change in net unrealized holding gain (loss) on securities available for sale, net of tax effect				(29,763)	(29,763)

Balances, September 30, 2026	$0	$353,553	$452,046	$(61,764)	$743,835

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

				Accumulated
				Other	Total
	Preferred	Common	Retained	Comprehensive	Shareholders’
(Dollars in thousands except per share amounts)	Stock	Stock	Earnings	Income (Loss)	Equity

Balances, January 1, 2026	$0	$349,431	$399,448	$(23,995)	$724,884

Employee stock purchase plan (3,204 shares)		159			159

Dividend reinvestment plan (9,145 shares)		499			499

Stock grants to directors for retainer fees (8,997 shares)		472			472

Stock-based compensation expense		2,992			2,992

Cash dividends ($1.18 per common share)			(20,087)		(20,087)

Net income for the nine months ended September 30, 2026			72,685		72,685

Change in net unrealized holding gain (loss) on securities available for sale, net of tax effect				(37,769)	(37,769)

Balances, September 30, 2026	$0	$353,553	$452,046	$(61,764)	$743,835

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

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
(Dollars in thousands)	September 30, 2026	September 30, 2025

Cash flows from operating activities
Net income	$72,685	$65,913
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	4,061	4,408
Accretion of acquired loans	(414)	0
Provision for credit losses	(2,900)	3,900
Stock-based compensation expense	2,992	2,652
Stock grants to directors for retainer fees	472	444
Proceeds from sales of mortgage loans held for sale	308,492	313,224
Origination of mortgage loans held for sale	(304,306)	(305,622)
Net gain from sales of mortgage loans held for sale	(9,465)	(9,211)
Net loss from sales and disposals of premises and equipment	91	0
Earnings on bank owned life insurance	(2,230)	(1,961)
Net loss (gain) on instruments designated at fair value and related derivatives	(238)	155
Net change in:
Accrued interest receivable	(2,910)	(1,445)
Other assets	(13,808)	(41,402)
Accrued interest payable and other liabilities	38,120	(18,731)
Net cash from operating activities	90,642	12,324

Cash flows from investing activities
Loan originations and payments, net	(129,598)	(13,604)
Purchases of securities available for sale	(123,476)	(143,155)
Purchases of Federal Reserve Bank stock	(2,154)	0
Proceeds from maturities, calls and repayments of securities available for sale	87,445	48,574
Purchases of bank owned life insurance	(10,000)	0
Proceeds from bank owned life insurance claims	186	1,062
Net purchases of premises and equipment and lease activity	(2,811)	(6,537)
Net cash for investing activities	(180,408)	(113,660)

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
(Dollars in thousands)	September 30, 2026	September 30, 2025

Cash flows from financing activities
Net increase (decrease) in time deposits	(174,139)	29,341
Net increase in all other deposits	501,745	84,106
Net increase (decrease) in securities sold under agreements to repurchase	(34,838)	129,978
Payments on term note	(7,500)	0
Payoffs and paydowns of Federal Home Loan Bank advances	(60,899)	(60,862)
Proceeds from Federal Home Loan Bank advances	40,000	20,000
Employee stock purchase plan	159	73
Dividend reinvestment plan	499	589
Payment of cash dividends to common shareholders	(20,087)	(17,880)
Net cash from financing activities	244,940	185,345

Net change in cash and cash equivalents	155,174	84,009
Cash and cash equivalents at beginning of period	473,324	393,010
Cash and cash equivalents at end of period	$628,498	$477,019

Supplemental disclosures of cash flows information
Cash paid (received) during the period for:
Interest	$91,378	$98,010
Federal income taxes*	(9,710)	33,083

*Federal income taxes include amounts paid for the acquisition of transferable federal income tax credits.

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the nine months ended September 30, 2026, include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries (unless text clearly suggests otherwise, collectively, "we," "us," "our," "the Company," and "Mercantile"). These subsidiaries include Mercantile Bank and Eastern Michigan Bank (collectively "our banks"), Mercantile Community Partners LLC ("MCP"), and Mercantile Insurance Center, Inc. ("our insurance company"), a subsidiary of Mercantile Bank. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended September 30, 2026, should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2025.

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

Approximately 255,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three and nine months ended September 30, 2026. Approximately 277,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three and nine months ended September 30, 2025.

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

Changes in the allowance are recorded as provisions for (or reversals of) credit losses. Losses are charged against the allowance when the collectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2026, and December 31, 2025, there was no allowance related to the available for sale debt securities portfolio.

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans: Loans that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Net unamortized deferred loan costs amounted to $0.9 million and $1.3 million at September 30, 2026, and December 31, 2025, respectively. The December 31, 2025, acquisition of Eastern Michigan Financial Corporation and its wholly owned banking subsidiary, Eastern Michigan Bank, resulted in the recognition of $1.5 million in net purchased loan discounts. Purchased loan discounts were measured at the time of acquisition based upon the difference between the initial amortized cost basis and the par value of the loan. The premiums and discounts will be amortized into interest income over the lives of the loans. Net discounts amortized into interest income totaled $0.4 million during the nine months ended September 30, 2026.

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. As of September 30, 2026, and December 31, 2025, we determined that the fair value of our mortgage loans held for sale totaled $22.5 million and $17.3 million, respectively.

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

We recorded a provision for credit losses of negative $2.9 million and positive $3.9 million during the nine months ended September 30, 2026, and 2025, respectively. The negative provision recorded during the first nine months of 2026 primarily reflected an increase in residential mortgage loan and consumer loan prepayment speeds that decreased the reserve, a decrease in specific allocations, a lower calculated baseline loss allocation, and net loan recoveries.  These factors were partly offset by increases in qualitative factors and reserves necessitated by net loan growth. The positive provision expense recorded during the first nine months of 2025 mainly reflected a net increase in specific allocations, changes to the economic forecast, and a net increase in qualitative factors stemming from changes in the makeup of the loan portfolio.

Accrued interest receivable on loans totaling $18.3 million and $17.5 million as of September 30, 2026, and December 31, 2025, respectively, is included in other assets on the Consolidated Balance Sheets. We elected not to measure an allowance for accrued interest receivable and instead elected to reverse interest income on loans that are placed on nonaccrual status, which is generally when loans become 90 days past due, or earlier if we believe the collection of interest is doubtful. We believe this policy results in the timely reversal of uncollectable interest. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on an internal watch list. Senior management and the Board of Directors review this list regularly. In some cases, we may determine that an individual loan exhibits unique risk characteristics which differentiate the loan from other loans within the loan segments. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific reserve allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed and collateral deficiencies, among other things.

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

Mortgage Banking Activities: Mortgage loans serviced for others totaled $1.73 billion and $1.69 billion as of September 30, 2026, and December 31, 2025, respectively. Mortgage loan servicing rights, which are recognized as assets based on the allocated value of retained servicing rights on mortgage loans sold, totaled $13.8 million and $13.6 million as of  September 30, 2026, and  December 31, 2025, respectively. Mortgage loan servicing rights are carried at the lower of amortized cost or fair value and are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights using groupings of the underlying mortgage loans as to interest rates. Any impairment of a grouping is reported as a valuation allowance. The fair value of mortgage servicing rights totaled $23.1 million and $21.4 million as of  September 30, 2026, and December 31, 2025, respectively.

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

Changes in the fair value of derivatives that are designated, for accounting purposes, as a hedge of the variability of cash flows to be received on various assets and liabilities and are effective are reported in other comprehensive income (loss). They are later reclassified into earnings in the same periods during which the hedged transaction affects earnings and are included in the line item in which the hedged cash flows are recorded. If hedge accounting does not apply, changes in the fair value of derivatives are recognized immediately in current earnings as interest income or expense. We had no derivative instruments designated as hedges as of September 30, 2026, and December 31, 2025.

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

The following table depicts our sources of noninterest income presented in the Consolidated Statements of Income that are scoped within Topic 606:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Service charges on deposit and sweep accounts	$2,744	$2,064	$7,874	$5,871
Credit and debit card income	2,912	2,371	8,421	6,922
Interest rate swap fees	774	377	1,880	1,687
Payroll services income	851	825	2,799	2,648
Customer service fees	314	298	871	674

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.    SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2026
U.S. Treasury notes and bonds	$51,958	$0	$(1,544)	$50,414
U.S. Government agency debt obligations	729,057	1	(47,056)	682,002
Mortgage-backed securities	79,706	0	(10,994)	68,712
Municipal general obligation bonds	213,234	11	(14,235)	199,010
Municipal revenue bonds	65,463	10	(3,826)	61,647
Other investments	36,782	0	(551)	36,231

	$1,176,200	$22	$(78,206)	$1,098,016

December 31, 2025
U.S. Treasury notes and bonds	$55,501	$0	$0	$55,501
U.S. Government agency debt obligations	661,841	4,343	(26,411)	639,773
Mortgage-backed securities	80,475	14	(4,727)	75,762
Municipal general obligation bonds	217,283	1,946	(4,166)	215,063
Municipal revenue bonds	66,376	180	(1,552)	65,004
Other investments	51,127	0	0	51,127

	$1,132,603	$6,483	$(36,856)	$1,102,230

Securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
September 30, 2026
U.S. Treasury notes and bonds	$50,414	$1,544	$0	$0	$50,414	$1,544
U.S. Government agency debt obligations	312,865	11,603	367,172	35,453	680,037	47,056
Mortgage-backed securities	48,899	4,984	19,720	6,010	68,619	10,994
Municipal general obligation bonds	87,913	4,714	101,275	9,521	189,188	14,235
Municipal revenue bonds	38,990	1,214	21,868	2,612	60,858	3,826
Other investments	35,729	551	0	0	35,729	551

	$574,810	$24,610	$510,035	$53,596	$1,084,845	$78,206

December 31, 2025
U.S. Treasury notes and bonds	$0	$0	$0	$0	$0	$0
U.S. Government agency debt obligations	41,380	234	350,926	26,177	392,306	26,411
Mortgage-backed securities	0	0	22,945	4,727	22,945	4,727
Municipal general obligation bonds	4,465	23	102,736	4,143	107,201	4,166
Municipal revenue bonds	2,956	13	19,893	1,539	22,849	1,552
Other investments	0	0	0	0	0	0

	$48,801	$270	$496,500	$36,586	$545,301	$36,856

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

At September 30, 2026, 1,240 debt securities with estimated fair values totaling $1.08 billion had unrealized losses aggregating $78.2 million. At December 31, 2025, 607 debt securities with estimated fair values totaling $545 million had unrealized losses aggregating $36.9 million. At September 30, 2026, unrealized losses aggregating $59.6 million were attributable to bonds issued or guaranteed by agencies of the U.S. Federal Government, while unrealized losses totaling $18.1 million were associated with bonds issued by state-based municipalities. For available for sale debt securities in an unrealized loss position, we first assess whether we intend to sell or if it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the debt security’s amortized cost basis is written down to fair value through income with the establishment of an allowance. For debt securities available for sale that do not meet the aforementioned criteria, we evaluate whether any decline in fair value is due to credit loss factors. In making this assessment, we consider any changes to the rating of the security by a rating agency and adverse conditions specifically related to the issuer of the security, among other factors.

The amortized cost and fair value of debt securities as of  September 30, 2026, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in 2026	$23,745	$23,689
Due in 2027 through 2031	708,067	671,150
Due in 2032 through 2036	254,421	230,674
Due in 2037 and beyond	73,479	67,560
Mortgage-backed securities	79,706	68,712
Other investments	36,782	36,231

	$1,176,200	$1,098,016

No securities were sold during the first nine months of 2026 or the full-year 2025.

Securities issued by the State of Michigan and all its political subdivisions had combined amortized costs of $250 million and $252 million as of  September 30, 2026, and  December 31, 2025, respectively, with estimated market values of $233 million and $249 million at the respective dates. Securities issued by all other states and their political subdivisions had combined amortized costs of $29.1 million and $31.3 million as of  September 30, 2026, and  December 31, 2025, respectively, with estimated market values of $28.4 million and $31.3 million at the respective dates. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligation securities that are pledged to secure repurchase agreements was $197 million and $232 million at September 30, 2026, and December 31, 2025, respectively. The carrying value of U.S. Government agency debt obligation securities that are pledged to secure specific customer deposits was $12.1 million and $12.6 million at September 30, 2026, and December 31, 2025, respectively.

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

Our loan portfolio segments as of both  September 30, 2026, and  December 31, 2025, were as follows:

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

(

Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Our total loans at September 30, 2026, were $4.95 billion, an increase of $131 million, or 2.7%, compared to  December 31, 2025. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at September 30, 2026, and  December 31, 2025, and the percentage change in loans from the end of 2025 to the end of the third quarter of 2026, are as follows:

					Percent
	September 30, 2026		December 31, 2025		Increase
(Dollars in thousands)	Balance	%	Balance	%	(Decrease)

Commercial:
Commercial and industrial	$1,499,086	30.3%	$1,374,522	28.5%	9.1%
Vacant land, land development, and residential construction	112,646	2.3	117,373	2.4	(4.0)
Real estate – owner occupied	757,329	15.3	778,869	16.2	(2.8)
Real estate – non-owner occupied	1,159,659	23.4	1,110,674	23.0	4.4
Real estate – multi-family and residential rental	542,058	10.9	537,224	11.2	0.9
Total commercial	4,070,778	82.2	3,918,662	81.3	3.9

Retail:
1-4 family mortgages	763,715	15.4	790,857	16.4	(3.4)
Other consumer loans	118,449	2.4	112,369	2.3	5.4
Total retail	882,164	17.8	903,226	18.7	(2.3)

Total loans	$4,952,942	100.0%	$4,821,888	100.0%	2.7%

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Age analyses of past due loans were as follows:

							Recorded
			Greater				Balance
	30 – 59	60 – 89	Than 89				> 89
	Days	Days	Days	Total		Total	Days and
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
September 30, 2026
Commercial:
Commercial and industrial	$30	$0	$0	$30	$1,499,056	$1,499,086	$0
Vacant land, land development, and residential construction	0	0	0	0	112,646	112,646	0
Real estate – owner occupied	0	134	238	372	756,957	757,329	0
Real estate – non- owner occupied	0	0	0	0	1,159,659	1,159,659	0
Real estate – multi-family and residential rental	0	0	0	0	542,058	542,058	0
Total commercial	30	134	238	402	4,070,376	4,070,778	0

Retail:
1-4 family mortgages	234	485	21	740	762,975	763,715	0
Other consumer loans	267	14	43	324	118,125	118,449	0
Total retail	501	499	64	1,064	881,100	882,164	0

Total past due loans	$531	$633	$302	$1,466	$4,951,476	$4,952,942	$0

December 31, 2025
Commercial:
Commercial and industrial	$294	$0	$0	$294	$1,374,228	$1,374,522	$0
Vacant land, land development, and residential construction	67	0	0	67	117,306	117,373	0
Real estate – owner occupied	219	0	29	248	778,621	778,869	0
Real estate – non-owner occupied	0	0	2,732	2,732	1,107,942	1,110,674	0
Real estate – multi-family and residential rental	0	0	0	0	537,224	537,224	0
Total commercial	580	0	2,761	3,341	3,915,321	3,918,662	0

Retail:
1-4 family mortgages	992	409	156	1,557	789,300	790,857	0
Other consumer loans	585	40	5	630	111,739	112,369	0
Total retail	1,577	449	161	2,187	901,039	903,226	0

Total past due loans	$2,157	$449	$2,922	$5,528	$4,816,360	$4,821,888	$0

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Nonaccrual loans were as follows:

	September 30, 2026		December 31, 2025
	Recorded		Recorded
	Principal	Related	Principal	Related
(Dollars in thousands)	Balance	Allowance	Balance	Allowance
With no allowance recorded:
Commercial:
Commercial and industrial	$154	$0	$170	$0
Vacant land, land development and residential construction	2,117	0	201	0
Real estate – owner occupied	1,281	0	517	0
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	3,552	0	888	0

Retail:
1-4 family mortgages	1,864	0	1,892	0
Other consumer loans	63	0	81	0
Total retail	1,927	0	1,973	0

Total with no allowance recorded	$5,479	$0	$2,861	$0

With an allowance recorded:
Commercial:
Commercial and industrial	$2,726	$2,211	$1,223	$1,063
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	391	193	0	0
Real estate – non-owner occupied	0	0	2,732	2,732
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	3,117	2,404	3,955	3,795

Retail:
1-4 family mortgages	1,102	192	1,054	224
Other consumer loans	43	43	0	0
Total retail	1,145	235	1,054	224

Total with an allowance recorded	$4,262	$2,639	$5,009	$4,019

Total nonaccrual loans:
Commercial	$6,669	$2,404	$4,843	$3,795
Retail	3,072	235	3,027	224
Total nonaccrual loans	$9,741	$2,639	$7,870	$4,019

Nonaccrual loans represent the entire balance of collateral dependent loans. As of September 30, 2026, and  December 31, 2025, all collateral dependent loans were secured by real estate, with the exception of those classified as commercial and industrial, which were secured by accounts receivable, inventory, and equipment. Interest income recognized on nonaccrual loans totaled $1.3 million and $0.5 million during the nine months ended September 30, 2026, and 2025, respectively, reflecting the collection of interest at the time of principal pay off.

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table reflects amortized cost basis of loans as of  September 30, 2026, and loan charge-offs during the nine months ended September 30, 2026, based on year of origination:

								Revolving	Grand
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Term Total	Loans	Total
Commercial:
Commercial and Industrial:
Grades 1 – 4	$75,469	$61,636	$34,844	$24,063	$3,963	$37,092	$237,067	$488,592	$725,659
Grades 5 – 7	122,134	61,288	80,367	13,704	10,111	4,999	292,603	463,230	755,833
Grades 8 – 9	5,913	1,101	0	822	0	117	7,953	9,641	17,594
Total	$203,516	$124,025	$115,211	$38,589	$14,074	$42,208	$537,623	$961,463	$1,499,086
Year-to-date gross write offs	$0	$0	$0	$8	$0	$10	$18	$0	$18

Vacant Land, Land Development and Residential Construction:
Grades 1 – 4	$26,341	$9,003	$891	$2,257	$3,624	$6,597	$48,713	$7,606	$56,319
Grades 5 – 7	9,095	32,486	1,016	1,111	3,926	4,128	51,762	2,448	54,210
Grades 8 – 9	2,117	0	0	0	0	0	2,117	0	2,117
Total	$37,553	$41,489	$1,907	$3,368	$7,550	$10,725	$102,592	$10,054	$112,646
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Owner Occupied:
Grades 1 – 4	$70,377	$70,704	$95,233	$49,596	$69,883	$52,504	$408,297	$18,702	$426,999
Grades 5 – 7	108,756	63,947	52,328	46,960	30,455	18,538	320,984	2,163	323,147
Grades 8 – 9	391	477	1,533	3,375	0	1,407	7,183	0	7,183
Total	$179,524	$135,128	$149,094	$99,931	$100,338	$72,449	$736,464	$20,865	$757,329
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Non-Owner Occupied:
Grades 1 – 4	$103,694	$129,442	$72,203	$61,860	$79,256	$105,592	$552,047	$7,258	$559,305
Grades 5 – 7	150,480	86,128	122,685	125,109	52,664	55,488	592,554	7,800	600,354
Grades 8 – 9	0	0	0	0	0	0	0	0	0
Total	$254,174	$215,570	$194,888	$186,969	$131,920	$161,080	$1,144,601	$15,058	$1,159,659
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Real Estate – Multi-Family and Residential Rental:
Grades 1 – 4	$51,974	$39,678	$9,001	$12,381	$9,149	$41,276	$163,459	$5,695	$169,154
Grades 5 – 7	190,413	105,288	44,938	12,460	14,172	5,633	372,904	0	372,904
Grades 8 – 9	0	0	0	0	0	0	0	0	0
Total	$242,387	$144,966	$53,939	$24,841	$23,321	$46,909	$536,363	$5,695	$542,058
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Total Commercial	$917,154	$661,178	$515,039	$353,698	$277,203	$333,371	$3,057,643	$1,013,135	$4,070,778
Total Commercial year-to-date gross write offs	$0	$0	$0	$8	$0	$10	$18	$0	$18

Retail:
1-4 Family Mortgages:
Performing	$81,332	$55,693	$36,038	$76,805	$249,978	$248,612	$748,458	$12,291	$760,749
Nonperforming	0	166	220	348	936	1,296	2,966	0	2,966
Total	$81,332	$55,859	$36,258	$77,153	$250,914	$249,908	$751,424	$12,291	$763,715
Year-to-date gross write offs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Other Consumer Loans:
Performing	$3,617	$4,351	$5,315	$4,320	$1,689	$1,456	$20,748	$97,595	$118,343
Nonperforming	0	0	43	0	12	51	106	0	106
Total	$3,617	$4,351	$5,358	$4,320	$1,701	$1,507	$20,854	$97,595	$118,449
Year-to-date gross write offs	$0	$8	$19	$0	$1	$8	$36	$7	$43
Total Retail	$84,949	$60,210	$41,616	$81,473	$252,615	$251,415	$772,278	$109,886	$882,164
Total Retail year-to-date gross write offs	$0	$8	$19	$0	$1	$8	$36	$7	$43

Total	$1,002,103	$721,388	$556,655	$435,171	$529,818	$584,786	$3,829,921	$1,123,021	$4,952,942
Total year-to-date gross write offs	$0	$8	$19	$8	$1	$18	$54	$7	$61

There were lines of credit with principal balances of $5.6 million as of December 31, 2025, that were converted to term loans during the first nine months of 2026.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table reflects amortized cost basis of loans as of December 31, 2025, and loan charge-offs during the nine months ended September 30, 2025, based on year of origination:

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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

We use a migration to loss methodology to determine historical loss rates for commercial loans given the comprehensive loan grading process employed by Mercantile for over two decades, while an open pool approach is best suited for retail loans given the smaller dollar size of the segments. A baseline loss rate is produced at each reporting date for each loan portfolio segment using bank-specific loan charge-off and recovery data over a defined historical look-back period. The look-back period represents the number of data periods that will be used to calculate a baseline loss rate for each loan portfolio segment. We determined that the look-back period commencing on January 1, 2011, through the current reporting date was reasonable and appropriate, which was used in the calculation of both the September 30, 2026, and  December 31, 2025, allowance for credit losses.

Our historical loss rate is then applied to future loan balances at the instrument level based on remaining contractual life adjusted for amortization, prepayment and default to develop a baseline lifetime loss. Our prepayment speed assumptions are developed at the loan segment level based upon the consideration of all relevant data which we believe could impact anticipated customer behavior, including changes in interest rates, economic conditions, and underlying property valuations. For the commercial portfolio segments, we assumed a 2.0% prepayment speed as of both September 30, 2026, and  December 31, 2025, as we deemed there to be no considerable changes from historical experience. For the 1-4 family mortgage and other consumer portfolios, we used a prepayment speed of 11.6% as of   September 30, 2026, and 9.5% as of  December 31, 2025.

During each reporting period, we also consider the need to adjust the historical loss rates as determined to reflect the extent to which we expect current conditions and reasonable and supportable economic forecasts to differ from the conditions that existed for the period over which the historical loss information was determined. These qualitative adjustments may increase or decrease our estimate of expected future credit losses. As of September 30, 2026, and  December 31, 2025, we used a one-year reasonable and supportable economic forecast period, with a six-month straight-line reversion period for all loan segments. The economic forecasts used for our September 30, 2026, allowance calculation reflected a $0.2 million allowance balance reduction. The forecasts used for our December 31, 2025, allowance calculation reflected a $0.3 million allowance balance reduction.

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

Individual loans exhibiting unique risk characteristics, which differentiated the loans from other loans within the loan segments and were evaluated for expected credit losses on an individual basis, totaled $9.7 million and $7.9 million as of September 30, 2026, and  December 31, 2025, respectively. Individual allowance allocations totaled $2.6 million and $4.0 million as of September 30, 2026, and  December 31, 2025, respectively.

Activity in the allowance for credit losses during the three and nine months ended September 30, 2026, and 2025, were as follows:

(Dollars in thousands)	Commercial and industrial	Commercial vacant land, land development and residential construction	Commercial real estate – owner occupied	Commercial real estate – non-owner occupied	Commercial real estate – multi-family and residential rental	1-4 family mortgages	Other consumer loans	Unallocated	Total

Balance at 6-30-2026	$13,774	$546	$8,048	$12,404	$5,057	$12,699	$2,806	$108	$55,442
Provision for credit losses	827	312	118	592	269	(1,220)	(212)	14	700
Charge-offs	(10)	0	0	0	0	0	(36)	0	(46)
Recoveries	156	0	4	0	5	128	26	0	319
Balance at 9-30-2026	$14,747	$858	$8,170	$12,996	$5,331	$11,607	$2,584	$122	$56,415

Balance at 12-31-2025	$12,576	$478	$7,629	$15,074	$5,514	$14,199	$2,638	$83	$58,191
Provision for credit losses	1,659	331	523	(2,306)	(196)	(2,888)	(62)	39	(2,900)
Charge-offs	(18)	0	0	0	0	0	(43)	0	(61)
Recoveries	530	49	18	228	13	296	51	0	1,185
Balance at 9-30-2026	$14,747	$858	$8,170	$12,996	$5,331	$11,607	$2,584	$122	$56,415

Balance at 6-30-2025	$11,771	$387	$7,691	$13,800	$4,297	$17,965	$2,321	$143	$58,375
Provision for credit losses	101	17	(770)	3,632	803	(3,524)	19	(78)	200
Charge-offs	(76)	0	0	0	0	(85)	(11)	0	(172)
Recoveries	542	2	1	0	4	164	13	0	726
Balance at 9-30-2025	$12,338	$406	$6,922	$17,432	$5,104	$14,520	$2,342	$65	$59,129

Balance at 12-31-2024	$11,165	$367	$7,671	$10,919	$3,667	$18,702	$1,936	$27	$54,454
Provision for credit losses	660	35	(753)	6,513	1,425	(4,327)	309	38	3,900
Charge-offs	(87)	0	0	0	0	(171)	(15)	0	(273)
Recoveries	600	4	4	0	12	316	112	0	1,048
Balance at 9-30-2025	$12,338	$406	$6,922	$17,432	$5,104	$14,520	$2,342	$65	$59,129

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents the period-end amortized cost basis of modifications to borrowers experiencing financial difficulty by type of modification made during the three months ended September 30, 2026:

	Interest Rate		Principal	Payment
(Dollars in thousands)	Reduction	Term Extension	Forgiveness	Delay
Commercial:
Commercial and industrial	$0	$7,223	$0	$0
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	0	0	0	0
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	$0	$7,223	$0	$0

Retail:
1-4 family mortgages	0	0	0	102
Other consumer loans	0	0	0	0
Total retail	$0	$0	$0	$102

Total loans	$0	$7,223	$0	$102

The following table presents the period-end amortized cost basis of modifications to borrowers experiencing financial difficulty by type of modification made during the nine months ended September 30, 2026:

	Interest Rate		Principal	Payment
(Dollars in thousands)	Reduction	Term Extension	Forgiveness	Delay
Commercial:
Commercial and industrial	$0	$13,130	$0	$0
Vacant land, land development and residential construction	0	2,117	0	0
Real estate – owner occupied	0	0	0	0
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	$0	$15,247	$0	$0

Retail:
1-4 family mortgages	0	0	0	102
Other consumer loans	0	0	0	0
Total retail	$0	$0	$0	$102

Total loans	$0	$15,247	$0	$102

The following table presents the period-end amortized cost basis of modifications to borrowers experiencing financial difficulty by type of modification made during the three months ended September 30, 2025:

	Interest Rate		Principal	Payment
(Dollars in thousands)	Reduction	Term Extension	Forgiveness	Delay
Commercial:
Commercial and industrial	$0	$9,590	$0	$0
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	0	0	0	0
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	$0	$9,590	$0	$0

Retail:
1-4 family mortgages	0	0	0	0
Other consumer loans	0	0	0	0
Total retail	$0	$0	$0	$0

Total loans	$0	$9,590	$0	$0

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents the period-end amortized cost basis of modifications to borrowers experiencing financial difficulty by type of modification made during the nine months ended September 30, 2025:

	Interest Rate		Principal	Payment
(Dollars in thousands)	Reduction	Term Extension	Forgiveness	Delay
Commercial:
Commercial and industrial	$0	$9,596	$0	$0
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	0	0	0	0
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	$0	$9,596	$0	$0

Retail:
1-4 family mortgages	0	0	0	0
Other consumer loans	0	0	0	0
Total retail	$0	$0	$0	$0

Total loans	$0	$9,596	$0	$0

The following table presents the amortized cost basis of loans that have been modified in the past twelve months to borrowers experiencing financial difficulty by payment status and loan segment as of September 30, 2026:

		30 – 89 Days	90 + Days
(Dollars in thousands)	Current	Past Due	Past Due	Total
Commercial:
Commercial and industrial	$13,130	$0	$0	$13,130
Vacant land, land development and residential construction	2,117	0	0	2,117
Real estate – owner occupied	227	0	0	227
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	$15,474	$0	$0	$15,474

Retail:
1-4 family mortgages	102	0	0	102
Other consumer loans	0	0	0	0
Total retail	$102	$0	$0	$102

Total loans	$15,576	$0	$0	$15,576

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	September 30,	December 31,
(Dollars in thousands)	2026	2025

Land and improvements	$16,566	$16,250
Buildings	69,019	68,733
Furniture and equipment	30,554	31,585
	116,139	116,568
Less: accumulated depreciation	(55,340)	(54,100)

Premises and equipment, net	$60,799	$62,468

Depreciation expense totaled $1.5 million during the third quarter of 2026 and $1.3 million during the third quarter of 2025, and $4.4 million and $3.8 million during the nine months ended September 30, 2026, and 2025, respectively.

We enter into facility leases in the normal course of business. As of September 30, 2026, we were under lease contracts for eleven of our banking facilities. The leases have maturity dates ranging from December, 2026 through May, 2048, with a weighted average life of 9.4 years as of September 30, 2026. All of our leases have multiple three- to five-year extensions; however, these were not factored in the lease maturities and weighted average lease term as it was not reasonably certain we would exercise the options on the dates we entered into the lease agreements.

Leases are classified as either operating or finance leases at the lease commencement date, with all of our current leases determined to be operating leases. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Right-of-use assets represent our right to use underlying assets for the lease terms, while lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities are recognized at the lease commencement date at the estimated present value of lease payments over the lease term. We use our incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments. The weighted average discount rate for leases was 6.34% as of September 30, 2026.

The right-of-use assets, included in premises and equipment, net on our Consolidated Balance Sheets, and the lease liabilities, included in other liabilities on our Consolidated Balance Sheets, totaled $3.3 million and $3.9 million as of September 30, 2026, and December 31, 2025, respectively. As permitted by applicable accounting standards, we have elected not to recognize short-term leases with original terms of twelve months or less on our Consolidated Balance Sheets. Total operating lease expense associated with the leases aggregated $0.3 million during both the third quarters of 2026 and 2025 and $0.9 million and $1.0 million during the nine months ended September 30, 2026, and 2025, respectively.

Future lease payments were as follows as of September 30, 2026:

(Dollars in thousands)
2026	$302
2027	1,156
2028	980
2029	777
2030	113
Thereafter	1,169
Total undiscounted lease payments	4,497
Less effect of discounting	(1,152)

Present value of future lease payments (lease liability)	$3,345

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.    DEPOSITS

Our total deposits at September 30, 2026, were $5.61 billion, an increase of $328 million, or 6.2%, from December 31, 2025. The components of our outstanding balances at September 30, 2026, and  December 31, 2025, and percentage change in deposits from the end of 2025 to the end of the third quarter of 2026, are as follows:

					Percent
	September 30, 2026		December 31, 2025		Increase
(Dollars in thousands)	Balance	%	Balance	%	(Decrease)

Noninterest-bearing checking	$1,446,357	25.8%	$1,339,666	25.4%	8.0%
Interest-bearing checking	1,134,807	20.2	957,598	18.1	18.5
Money market	1,900,363	33.9	1,697,604	32.1	11.9
Savings	325,313	5.8	310,227	5.9	4.9
Time Deposits	785,350	13.9	848,844	16.1	(7.5)
Total local deposits	5,592,190	99.6	5,153,939	97.6	8.5

Out-of-area time, $100,000 and over	20,086	0.4	130,513	2.4	(84.6)

Total deposits	$5,612,276	100.0%	$5,284,452	100.0%	6.2%

6.    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements is as follows:

	Nine Months Ended	Twelve Months Ended
(Dollars in thousands)	September 30, 2026	December 31, 2025

Outstanding balance at end of period	$197,453	$232,291
Average interest rate at end of period	2.85%	2.80%

Average daily balance during the period	$216,849	$239,089
Average interest rate during the period	2.71%	3.12%

Maximum daily balance during the period	$257,040	$285,679

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    OTHER BORROWINGS

Federal Home Loan Bank of Indianapolis ("FHLBI") bullet advances totaled $280 million at September 30, 2026, and were scheduled to mature at varying dates from October 2026 through September 2031, with fixed rates of interest from 0.95% to 4.84% and averaging 3.44%. FHLBI bullet advances totaled $300 million at December 31, 2025, and were scheduled to mature at varying dates from January 2026 through June 2030, with fixed rates of interest from 0.90% to 4.50% and averaging 3.27%.

Maturities of FHLBI bullet advances as of September 30, 2026, were as follows:

(Dollars in thousands)
2026	$20,000
2027	100,000
2028	90,000
2029	10,000
2030	20,000
Thereafter	40,000

FHLBI amortizing advances totaled $25.3 million as of September 30, 2026, with an average rate of 2.52% and with final maturities in 2042. FHLBI amortizing advances totaled $26.2 million as of December 31, 2025, with an average rate of 2.52% and with final maturities in 2042. FHLBI amortizing advances are obtained periodically to assist in managing interest rate risk associated with certain longer-term fixed rate commercial loans, with annual principal payments that closely align with the scheduled amortization of the underlying commercial loans.

Scheduled principal payments on FHLBI amortizing advances as of  September 30, 2026, were as follows:

(Dollars in thousands)
2026	$0
2027	938
2028	979
2029	1,021
2030	1,065
Thereafter	21,319

Each advance is payable at its maturity date and subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of Mercantile Bank under a blanket lien arrangement. Our borrowing line of credit as of  September 30, 2026, totaled $1.24 billion, with remaining availability based on collateral of $929 million.

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.    STOCK-BASED COMPENSATION

Stock-based compensation plans are used to provide directors and employees with an increased incentive to contribute to our long-term performance and growth, to align the interests of directors and employees with the interests of our shareholders through the opportunity for increased stock ownership and to attract and retain directors and employees. Stock-based compensation expense, reported as noninterest expense in the Consolidated Statements of Income, totaled $3.0 million and $2.7 million during the  nine months ended September 30, 2026, and 2025, respectively.

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

A summary of restricted stock activity during the nine months ended September 30, 2026, is as follows:

		Weighted
		Average
	Shares	Fair Value

Nonvested at beginning of the period	199,401	$43.31
Grants	91,443	54.05
Vested	(30,096)	32.27
Forfeited	(5,533)	49.10
Nonvested at end of the period	255,215	$48.33

Of the restricted stock shares granted during the nine months ended September 30, 2026, 17,422 shares are performance-based awards made to our Named Executive Officers at the target level and are subject to the attainment of pre-determined performance goals. As of  September 30, 2026, there were approximately 197,000 shares authorized for future incentive awards, and as of  December 31, 2025, there were approximately 293,000 shares authorized for future incentive awards.

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

In March 2025, the Company adopted the 2025 Employee Stock Purchase Plan ("ESPP"), offering a 5% discount on the market price of the Company's common stock. The ESPP was approved by the Company's shareholders on May 22, 2025. The Company reserved 200,000 shares of common stock for future issuance under the ESPP, subject to adjustment. All present and future active and full-time employees of the Company or its subsidiaries are eligible to participate in the ESPP, other than temporary employees, interns, and officers subject to Section 16 of the Securities and Exchange Act of 1934, as amended. Eligible employees can purchase shares on each quarterly purchase date through payroll deductions of not less than $5 nor more than $200. The purchase price will be the lower of 95% of the fair market value of the Company's stock at the commencement of the offering period or the fair market value of a share of common stock on the stock purchase date. Each offering period spans three months, with the first offering period beginning on July 1, 2025. As of September 30, 2026, 194,000 shares were reserved for future issuance under the ESPP.

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

For commercial lines of credit, retail lines of credit and credit card average outstanding balances, we determined allowance requirements by calculating the difference between the average percent outstanding of the funded commitments over the past several years to actual percent outstanding at the end of the period and applying the respective expected loss allocation factors to the difference as this difference represents the average of unfunded commitments we expect to eventually be drawn upon. For commitments to make loans, we determine an allowance by applying the expected loss allocation factor to the amount expected to be funded. The calculated allowance aggregated $2.5 million and $2.3 million as of September 30, 2026, and December 31, 2025, respectively. We do not reserve for residential mortgage construction loans, as the loans are for one year or less and draws are governed by the receipt and satisfactory review of contractor and subcontractor sworn statements, lien waivers and title insurance company endorsements. Letters of credit are rarely drawn.

At September 30, 2026, and December 31, 2025, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at September 30, 2026, and  December 31, 2025, is as follows:

	September 30,	December 31,
(Dollars in thousands)	2026	2025

Commercial unused lines of credit	$1,735,667	$1,755,132
Unused lines of credit secured by 1–4 family residential properties	117,858	135,021
Credit card unused lines of credit	236,298	204,783
Other consumer unused lines of credit	47,016	53,124
Commitments to make loans	287,667	204,432
Standby letters of credit	35,966	26,813
	$2,460,472	$2,379,305

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

The fair values of derivative instruments are reflected in the following table.

		Balance Sheet
(Dollars in thousands)	Notional Amount	Location	Fair Value

September 30, 2026
Derivative Assets
Interest rate swaps	$920,005	Other Assets	$28,478

Derivative Liabilities
Interest rate swaps	917,978	Other Liabilities	28,559

December 31, 2025
Derivative Assets
Interest rate swaps	$961,474	Other Assets	$23,212

Derivative Liabilities
Interest rate swaps	959,447	Other Liabilities	23,532

The effect of interest rate swaps that are not designated as hedging instruments resulted in income of $0.2 million and expense of $0.2 million during the nine months ended September 30, 2026, and 2025, respectively, that were recorded in other noninterest expense on our Consolidated Statements of Income. We have master netting arrangements with our correspondent banks that allow us to net receivables and payables. The netting agreement also allows us to net related cash collateral received and transferred up to the fair value exposure amount. We have elected to not offset these transactions on the Consolidated Balance Sheets. The netting of derivative instruments is presented in the following table.

		Gross Amounts Not Offset on the Consolidated Balance Sheet
(Dollars in thousands)	Net Amounts Recognized	Financial Instruments	Cash Collateral Received or Posted	Net Amount

September 30, 2026
Derivative Assets
Interest rate swaps	$28,478	$132	$28,690	$(344)

Derivative Liabilities
Interest rate swaps	28,559	111	0	28,448

December 31, 2025
Derivative Assets
Interest rate swaps	$23,212	$9,711	$1,540	$11,961

Derivative Liabilities
Interest rate swaps	23,532	9,711	6,900	6,921

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows:

	Level in	September 30, 2026		December 31, 2025
	Fair
	Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy	Values	Values	Values	Values
Financial assets:
Cash and cash equivalents	Level 1	$628,498	$628,498	$473,324	$473,324
Securities available for sale	(1)	1,098,016	1,098,016	1,102,230	1,102,230
FHLBI stock	(2)	22,099	22,099	22,099	22,099
Loans, net	Level 3	4,896,527	4,903,532	4,763,697	4,830,844
Mortgage loans held for sale	Level 2	22,439	22,483	17,160	17,319
Accrued interest receivable	Level 2	26,548	26,548	23,638	23,638
Interest rate swaps	Level 2	28,478	28,478	23,212	23,212

Financial liabilities:
Deposits	Level 2	5,612,276	4,883,878	5,284,452	5,024,489
Securities sold under agreements to repurchase	Level 2	197,453	197,453	232,291	232,291
FHLBI advances	Level 2	305,322	297,499	326,221	321,069
Subordinated debentures	Level 2	51,529	51,529	51,015	51,019
Subordinated notes	Level 2	89,914	88,741	89,657	86,826
Term note	Level 2	22,500	22,500	30,000	30,000
Accrued interest payable	Level 2	6,874	6,874	9,921	9,921
Interest rate swaps	Level 2	28,559	28,559	23,532	23,532

(1)	See Note 12 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.
(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions; therefore, fair value is estimated at carrying amount.

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

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency debt obligations, mortgage-backed securities issued or guaranteed by U.S. Government agencies, and municipal general obligation and revenue bonds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information that becomes known to us necessitates an impairment. There was no such impairment as of September 30, 2026, or December 31, 2025. We have no Level 1 securities available for sale.

Derivatives. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves. Insignificant unobservable inputs, such as borrower credit spreads, are also utilized.

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of September 30, 2026, and December 31, 2025, we determined the fair value of our mortgage loans held for sale to be $22.5 million and $17.3 million, respectively.

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
(Unaudited)

12.  FAIR VALUES (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2026
Available for sale securities
U.S. Treasury notes and bonds	$50,414	$0	$50,414	$0
U.S. Government agency debt obligations	682,002	0	682,002	0
Mortgage-backed securities	68,712	0	68,712	0
Municipal general obligation bonds	199,010	0	199,010	0
Municipal revenue bonds	61,647	0	61,647	0
Other investments	36,231	0	36,231	0
Interest rate swaps	28,478	0	28,478	0
Total assets	$1,126,494	$0	$1,126,494	$0

Interest rate swaps	28,559	0	28,559	0
Total liabilities	$28,559	$0	$28,559	$0

December 31, 2025
Available for sale securities
U.S. Treasury notes and bonds	$55,501	$0	$55,501	$0
U.S. Government agency debt obligations	639,773	0	639,773	0
Mortgage-backed securities	75,762	0	75,762	0
Municipal general obligation bonds	215,063	0	215,063	0
Municipal revenue bonds	65,004	0	65,004	0
Other investments	51,127	0	51,127	0
Interest rate swaps	23,212	0	23,212	0
Total assets	$1,125,442	$0	$1,125,442	$0

Interest rate swaps	23,532	0	23,532	0
Total liabilities	$23,532	$0	$23,532	$0

There were no sales, purchases or transfers in or out of Level 3 during the nine months ended September 30, 2026, and 2025.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.  FAIR VALUES (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of  September 30, 2026, and  December 31, 2025, are as follows:

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2026
Collateral dependent loans	$1,623	$0	$0	$1,623

December 31, 2025
Collateral dependent loans	$991	$0	$0	$991

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025

Net interest income	$60,872	$57,455	$173,800	$165,838
Provision for credit losses	700	179	(2,900)	3,586
Noninterest income	12,303	10,954	35,437	32,104
Noninterest expense	43,226	38,803	123,917	112,279
Income before income taxes	29,249	29,427	88,220	82,077
Income tax expense	4,815	4,212	14,561	13,130

Net income	$24,434	$25,215	$73,659	$68,947

Earnings per share	$1.41	$1.47	$4.27	$4.02

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. As of September 30, 2026, and December 31, 2025, our banks were in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since September 30, 2026, that we believe have changed our banks' categorizations.

Our actual capital levels and the minimum levels required to be categorized as adequately and well capitalized were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2026
Total capital (to risk weighted assets)
Consolidated	$917,167	14.6%	$502,714	8.0%	$ NA	NA%
Mercantile Bank	791,783	13.4	473,476	8.0	591,845	10.0
Eastern Michigan Bank	66,569	23.9	22,293	8.0	27,866	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	768,377	12.2	377,035	6.0	NA	NA
Mercantile Bank	735,149	12.4	355,107	6.0	473,476	8.0
Eastern Michigan Bank	64,326	23.1	16,720	6.0	22,293	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	718,922	11.4	282,777	4.5	NA	NA
Mercantile Bank	735,149	12.4	266,330	4.5	384,699	6.5
Eastern Michigan Bank	64,326	23.1	12,540	4.5	18,113	6.5
Tier 1 capital (to average assets)
Consolidated	768,377	11.1	276,647	4.0	NA	NA
Mercantile Bank	735,149	11.6	254,361	4.0	317,952	5.0
Eastern Michigan Bank	64,326	12.0	21,511	4.0	26,889	5.0

December 31, 2025
Total capital (to risk weighted assets)
Consolidated	$859,158	14.4%	$477,044	8.0%	$ NA	NA%
Mercantile Bank	775,664	13.8	449,498	8.0	561,873	10.0
Eastern Michigan Bank	58,893	20.2	23,335	8.0	29,168	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	709,058	11.9	357,783	6.0	NA	NA
Mercantile Bank	717,619	12.8	337,124	6.0	449,498	8.0
Eastern Michigan Bank	56,495	19.4	17,501	6.0	23,335	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	660,117	11.1	268,337	4.5	NA	NA
Mercantile Bank	717,619	12.8	252,843	4.5	365,217	6.5
Eastern Michigan Bank	56,495	19.4	13,126	4.5	18,960	6.5
Tier 1 capital (to average assets)
Consolidated	709,058	11.4	249,580	4.0	NA	NA
Mercantile Bank	717,619	11.5	248,738	4.0	310,922	5.0
Eastern Michigan Bank	56,495	11.5	19,621	4.0	24,527	5.0

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.  REGULATORY MATTERS (Continued)

Our consolidated capital levels as of  September 30, 2026, and December 31, 2025, include $49.5 million and $48.9 million of trust preferred securities, respectively. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009, were less than $15.0 billion. As of  September 30, 2026, and December 31, 2025, all $49.5 million and $48.9 million of the trust preferred securities, respectively, were included in our consolidated Tier 1 capital.

Under the final BASEL III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of September 30, 2026, our banks meet all capital adequacy requirements under the BASEL III capital rules on a fully phased-in basis.

Our and our banks' ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 15, 2026, our Board of Directors declared a cash dividend on our common stock in the amount of $0.39 per share that was paid on March 18, 2026, to shareholders of record as of March 6, 2026. On April 16, 2026, our Board of Directors declared a cash dividend on our common stock in the amount of $0.39 per share that was paid on June 17, 2026, to shareholders of record as of June 5, 2026. On July 16, 2026, our Board of Directors declared a cash dividend on our common stock in the amount of $0.40 per share that was paid on September 16, 2026, to shareholders of record as of September 4, 2026.

As of September 30, 2026, we had the ability to repurchase up to $6.8 million in common stock shares from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations as part of a $20.0 million common stock repurchase program announced in May 2021. No shares were repurchased during the first nine months of 2026. Historically, stock repurchases have been funded from cash dividends paid to us from Mercantile Bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our banks. The actual timing, number and value of shares repurchased will be determined by us in our discretion and will depend on a number of factors, including the stock price, capital position, financial performance, general market and economic conditions, alternative uses of capital and applicable legal requirements.

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.  BUSINESS SEGMENT INFORMATION (continued)

Selected financial information on our business segments is presented as follows as of and for the nine months ended September 30, 2026:

(Dollars in thousands)	Mercantile Bank	Eastern Michigan Bank	All Other	Intercompany Eliminations	Consolidated Total

Interest income	$244,702	$19,315	$3,196	$(4,822)	$262,391
Interest expense	82,268	1,771	9,023	(4,731)	88,331
Net interest income	162,434	17,544	(5,827)	(91)	174,060
Provision for credit losses	(2,700)	(200)	-	-	(2,900)
Net interest income after provision for credit losses	165,134	17,744	(5,827)	(91)	176,960
Noninterest income	33,637	1,584	58,716	(58,500)	35,437
Noninterest expense	106,948	12,101	5,934	-	124,983
Income before federal income tax expense	91,823	7,227	46,955	(58,591)	87,414
Federal income tax expense	15,794	1,482	(2,547)	-	14,729
Net income	$76,029	$5,745	$49,502	$(58,591)	$72,685

Goodwill	$32,171	$24,217	$17,301	$-	$73,689
Core deposit intangible, net	-	16,442	-	-	16,442
Total assets	6,529,958	587,643	1,051,866	(1,006,599)	7,162,868

16.  SUBSEQUENT EVENTS

On October 15, 2026, our Board of Directors declared a cash dividend on our common stock in the amount of $0.40 per share that will be paid on December 16, 2026, to shareholders of record as of December 4, 2026.

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

Reconciliation of U.S. GAAP to Non-GAAP Financial Measures

This report contains certain non-GAAP financial measures, including adjusted net income, adjusted noninterest expense, and adjusted diluted earnings per share, each of which excludes after-tax costs associated with (i) Mercantile’s acquisition of Eastern Michigan Financial Corporation ("Eastern Michigan") that was completed during the fourth quarter of 2025 ($0.2 million and $0.5 million during the third quarter and first nine months of 2026, respectively) , and (ii) the previously announced core and digital banking system conversions ($0.4 million and $3.9 million during the third quarter and first nine months of 2026, respectively).  These non-GAAP financial measures are identified in this report where they appear.  We believe that presenting these non-GAAP financial measures provides investors, analysts, and other interested parties with meaningful supplementary information to assess Mercantile’s underlying operational performance by removing the effect of costs we consider to be non-recurring in nature and not reflective of Mercantile’s core operating results.  These non-GAAP financial measures are used by management to evaluate Mercantile’s ongoing operations, for internal planning and forecasting purposes, and to assess period-over-period comparability.  Management believes it is useful for the reader to review these non-GAAP adjusted measures alongside the GAAP measures.  Our definition of these adjusted financial measures may differ from similarly named measures used by others.  These non-GAAP measures have limitations as an analytical tool and should not be considered in isolation or as a substitute for our GAAP measures.

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Bank, Eastern Michigan Bank (collectively “our banks”), Mercantile Community Partners, LLC ("MCP"), and Mercantile Insurance Center, Inc., a subsidiary of Mercantile Bank, at September 30, 2026, and December 31, 2025, and the results of operations for the three and nine months ended September 30, 2026 and 2025. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the Company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

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

Core Deposit Intangible: In whole bank or bank branch acquisitions, the primary identifiable intangible asset recorded is the value of core deposit intangibles, representing the estimated value of long-term deposit relationships acquired. The determination involves assumptions and estimates, typically determined through discounted cash flow analysis, considering customer attrition/runoff, alternative funding costs, deposit servicing costs, and discount rates. Amortization of core deposit intangibles occurs over estimated useful lives reviewed periodically for reasonableness. These estimated useful lives, typically ranging from seven to ten years with an accelerated rate of amortization, are periodically reviewed for reasonableness. Identifiable intangible assets, including core deposit intangibles, are assessed for impairment when events or changes suggest the carrying value may not be recoverable. Our policy dictates recognition of an impairment loss equal to the difference between the asset’s carrying amount and fair value if the expected undiscounted future cash flows are less than the carrying amount. Estimating future cash flows involves multiple estimates and assumptions, as previously mentioned.

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

MERCANTILE BANK CORPORATION

Financial Overview

On December 31, 2025, we consummated the acquisition of Eastern Michigan, and its wholly owned banking subsidiary, Eastern Michigan Bank, headquartered in Croswell, Michigan.  Eastern Michigan Bank will operate alongside Mercantile Bank until the first quarter of 2027, at which time we plan to consolidate Eastern Michigan Bank into Mercantile Bank in conjunction with the completion of the conversion of our core operating system to a new provider.  The first nine months of 2026 represented the initial period of financial performance that included Eastern Michigan Bank’s operating results.

We reported net income of $24.1 million, or $1.39 per diluted share, during the third quarter of 2026, compared with net income of $23.8 million, or $1.46 per diluted share, during the third quarter of 2025.  Net income during the first nine months of 2026 totaled $72.7 million, or $4.21 per diluted share, compared to $65.9 million, or $4.06 per diluted share, during the first nine months of 2025.  Growth in net income during both time periods primarily reflected increased net interest income and noninterest income that more than offset higher noninterest expenses and federal income tax expense.

Excluding after-tax one-time costs associated with the year-end 2025 acquisition of Eastern Michigan, the ongoing core and digital banking system conversions and the impacts of bank owned life insurance benefit claims, net income improved to $24.5 million, or $1.42 per diluted share, for the third quarter of 2026, $24.3 million, or $1.50 per diluted share, for the third quarter of 2025, $76.1 million, or $4.41 per diluted share, for the first nine months of 2026, and $66.4 million, or $4.09 per diluted share, for the first nine months of 2025.  Using these non-GAAP measures, adjusted earnings per share decreased $0.08 per diluted share, or approximately 5%, in the third quarter of 2026 compared to the third quarter of 2025, and increased $0.32 per diluted share, or approximately 8%, during the first nine months of 2026 compared to the first nine months of 2025.  We believe using these non-GAAP measurements reflects our core earnings performance and provides for more accurate current-period versus prior-period comparisons.

Commercial loans increased $152 million during the first nine months of 2026, providing for an annualized growth rate of approximately 5%.  As had been the case during 2025, commercial loan growth during the first nine months of 2026 was negatively impacted by a higher than typical level of payoffs and line of credit paydowns.  Commercial loan payoffs, largely reflecting business sales, sales of assets and secondary market refinancings, and line of credit paydowns on larger commercial loan relationships totaled $448 million during the first nine months of 2026, or an average of $149 million per quarter, after aggregating $363 million, or an average of $91 million per quarter, in 2025.  Our typical level of such payoffs and line paydowns averages approximately $50 million per quarter.  As a percentage of total commercial loans, commercial and industrial and owner-occupied commercial real estate (“CRE”) loans equaled 55.4% as of September 30, 2026, compared to 55.0% as of December 31, 2025.  The commercial loan pipeline remains strong, and as of September 30, 2026, we had $266 million in unfunded loan commitments on commercial construction and development loans that were in the construction phase.

Residential mortgage loans decreased $27.1 million during the first nine months of 2026, as aggregate payoffs and scheduled monthly payments exceeded new loans added to the portfolio during the period.  Residential mortgage loan originations totaled $429 million during the first nine months of 2026, reflecting an increase of approximately 13% compared to the first nine months of 2025.  Approximately 71% of the residential mortgage loans originated during the first nine months of 2026 were with the intent to sell, compared to approximately 80% during the first nine months of 2025.  Combined with increased prepayment speeds on our residential mortgage loan portfolio during the past two years, the relatively high percentage of loans sold has resulted in a declining portfolio balance.  The increased volume of residential mortgage loans originated and sold has had a positive impact on mortgage banking income.

The overall quality of our loan portfolio remains strong, with nonperforming loans totaling $9.7 million, or 0.2% of total loans, as of September 30, 2026.  Accruing loans past due 30 to 89 days remain very low with foreclosed properties at quarter-end equaling less than $0.1 million.  Gross loan charge-offs were less than $0.1 million during the first nine months of 2026, while recoveries of prior period loan charge-offs aggregated $1.2 million, providing for a net loan recovery of $1.1 million.

Interest-earning deposits, a vast majority of which is comprised of funds on deposit with the Federal Reserve Bank of Chicago (“FRB Chicago”), averaged $385 million during the first nine months of 2026, compared to $283 million during the first nine months of 2025.  The higher average balance primarily reflects the year-end 2025 Eastern Michigan acquisition, strong local deposit growth during the first nine months of 2026, and our strategy to reduce the loan-to-deposit ratio via local deposit growth exceeding loan growth.

MERCANTILE BANK CORPORATION

Total deposits increased $328 million during the first nine months of 2026, consisting of a $438 million increase in local deposits and $110 million reduction in out-of-area deposits.  Securities sold under agreements to repurchase (“sweep accounts”) decreased $34.8 million, and Federal Home Loan Bank of Indianapolis (“FHLBI”) advances declined $20.9 million during the first nine months of 2026.  Wholesale funds, comprised of out-of-area deposits and FHLBI advances, totaled $325 million, or approximately 5% of total funds, as of September 30, 2026, compared to $457 million, or approximately 8% of total funds, as of December 31, 2025.

Net interest income grew $8.9 million and $24.0 million during the third quarter and first nine months of 2026, respectively, compared to the same prior-year time periods, reflecting the combined impact of $4.6 million and $14.5 million increases in interest income and $4.3 million and $9.6 million reductions in interest expense during the respective time periods.  Our net interest margin during the third quarter of 2026 was 24 basis points higher than during the third quarter of 2025 and was 14 basis points higher during the first nine months of 2026 compared to the first nine months of 2025.  Although our yield on earning assets declined during the 2026 time periods compared to the respective 2025 time periods, largely reflecting the aggregate 75 basis point reduction in the federal funds rate during the last four months of 2025, our cost of funds declined by a larger amount primarily due to the decline in the interest rate environment and the onboarding of Eastern Michigan Bank’s relatively low-cost deposit base.  Growth in earning assets also contributed to the higher level of net interest income.  Average earning assets during the first nine months of 2026 totaled $6.46 billion, compared to $5.79 billion during the first nine months of 2025.  Eastern Michigan Bank’s net interest income totaled $5.8 million and $17.5 million during the third quarter and first nine months of 2026, respectively.

We recorded provisions for credit losses of positive $0.7 million and negative $2.9 million during the third quarter and first nine months of 2026, respectively, compared to positive provisions for credit losses of $0.2 million and $3.9 million during the respective time periods in 2025.  During the third quarter of 2026, additions to the allowance balance included a net increase of $1.7 million in specific allocations and $0.6 million associated with net loan growth, which were partially offset by a $1.5 million reduction resulting from faster prepayment speeds on the residential mortgage loan portfolio.  The recording of net loan recoveries and sustained strength in loan quality metrics positively impacted necessary provision levels and helped to mitigate required provision levels from net loan growth.

Noninterest income totaled $12.3 million and $35.4 million during the third quarter and first nine months of 2026, respectively, compared to $10.4 million and $30.6 million during the respective time periods in 2025.  We recorded strong growth in treasury management fees and payroll service fees, along with improved interest rate swap income.  Eastern Michigan Bank’s noninterest income totaled $0.5 million and $1.6 million during the third quarter and first nine months of 2026, respectively.

Noninterest expense totaled $43.6 million and $125 million during the third quarter and first nine months of 2026, respectively, compared to $34.8 million and $99.2 million during the respective time periods in 2025.  Excluding one-time costs related to the core and digital banking system conversions and the acquisition of Eastern Michigan, noninterest expense increased $8.8 million and $21.9 million during the third quarter and first nine months of 2026 respectively, compared to same respective time periods in 2025.  Eastern Michigan Bank’s noninterest expense totaled $4.1 million and $12.1 million during the third quarter and first nine months of 2026, respectively.  Increases in noninterest expenses during the two periods largely reflect higher salary and benefit costs, including expenses associated with personnel investments in Southeast Michigan and incentive accruals related to the core and digital banking system conversions and the integration of Eastern Michigan Bank, along with impacts from inflationary pressures and an increased number of accounts and transactions.

Federal income tax expense totaled $4.9 million and $14.7 million during the third quarter and first nine months of 2026, respectively, compared to $3.7 million and $11.5 million during the respective time periods in 2025.  The increases during the 2026 time periods largely reflect growth in income before federal income tax expense and lower levels of net benefits from transferable energy tax credits.  The effective tax rate was 16.8% in both the third quarter and first nine months of 2026, compared to 13.4% and 14.9% during the respective time periods in 2025.  The higher effective tax rates in the 2026 time periods primarily reflect lower tax benefits from the acquisition of transferrable energy tax credits due to lower activity levels.

MERCANTILE BANK CORPORATION

Financial Condition

Total assets increased $328 million during the first nine months of 2026, totaling $7.16 billion as of September 30, 2026.  Total loans increased $131 million and interest-earning deposit balances and federal funds sold were up $154 million, while securities available for sale declined $4.2 million during the first nine months of 2026.  Deposits increased $328 million, while sweep accounts declined $34.8 million and FHLBI advances were down $20.9 million during the first nine months of 2026.

Our loan portfolio has historically been primarily comprised of commercial loans.  Commercial loans increased $152 million during the first nine months of 2026, providing for an annualized growth rate of approximately 5%.  As had been the case during 2025, commercial loan growth during the first nine months of 2026 was negatively impacted by a higher than typical level of payoffs and line of credit paydowns.  Commercial loan payoffs, largely reflecting business sales, sales of assets and secondary market refinancings, and line of credit paydowns on larger commercial loan relationships totaled $448 million during the first nine months of 2026, or an average of $149 million per quarter, after aggregating $363 million, or an average of $91 million per quarter, in 2025.  Our typical level of such payoffs and line paydowns averages approximately $50 million per quarter.

Commercial and industrial loans increased $125 million, nonowner-occupied CRE loans were up $49.0 million and multi-family and residential rental property loans grew by $4.8 million, while owner-occupied CRE loans were down $21.5 million and land development and construction loans declined $4.7 million, during the first nine months of 2026.  As a percentage of total commercial loans, commercial and industrial and owner-occupied CRE loans equaled 55.4% as of September 30, 2026, compared to 55.0% as of December 31, 2025.

Availability on commercial construction and development loans that are in the construction phase totaled $266 million as of September 30, 2026, with most of the funds expected to be drawn over the next 12 to 18 months.  Our current pipeline reports indicate continued strong commercial loan funding opportunities in future periods, including $288 million in committed and accepted new lending commitments, a majority of which we expect to be accepted and funded over the next 12 to 18 months.  Our commercial bankers also report additional opportunities they are currently discussing with existing borrowers and potential new customers.  We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship, as well as concentration limits we have established within our commercial loan portfolio.  Usage of existing commercial lines of credit averaged approximately 42% during the first nine months of 2026, compared to approximately 44% during all of 2025.

Residential mortgage loans decreased $27.1 million during the first nine months of 2026, as aggregate payoffs and scheduled monthly payments exceeded new loans added to the portfolio during the period.  Residential mortgage loan originations totaled $429 million during the first nine months of 2026, reflecting an increase of approximately 13% compared to the first nine months of 2025.  Approximately 71% of the residential mortgage loans originated during the first nine months of 2026 were with the intent to sell, compared to approximately 80% during the first nine months of 2025.  Combined with increased prepayment speeds on our residential mortgage loan portfolio during the past two years, the relatively high percentage of loans sold has resulted in a declining portfolio balance.  The increased volume of residential mortgage loans originated and sold has had a positive impact on mortgage banking income.

Other consumer-related loans totaled $118 million, or 2.4% of total loans, as of September 30, 2026, with home equity lines of credit comprising approximately 81% of that total balance.  We expect this loan portfolio segment to remain relatively stable in dollar amount but decline as a percentage of total loans in future periods as the commercial loan segment grows.

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

The overall quality of our loan portfolio remains strong, with nonperforming loans totaling $9.7 million, or 0.2% of total loans, as of September 30, 2026.  The volume of nonperforming loans has remained under 0.3% of total loans since year-end 2015 and has averaged 0.1% over the past seven years.  Accruing loans past due 30 to 89 days remain very low, with foreclosed properties equaling less than $0.1 million at quarter-end.  Gross loan charge-offs totaled less than $0.1 million during the first nine months of 2026, while recoveries of prior period loan charge-offs aggregated $1.2 million, providing for a net loan recovery of $1.1 million.  We continue our collection efforts on charged-off loans and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

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

MERCANTILE BANK CORPORATION

The allowance equaled $56.4 million, or 1.14% of total loans and 579% of nonperforming loans, as of September 30, 2026.  The allowance was comprised of $53.8 million in general reserves relating to performing loans and $2.6 million in specific reserves on other loans, primarily nonperforming loans, as of September 30, 2026.  Loans with an aggregate carrying value of $0.5 million as of September 30, 2026, had been subject to previous partial charge-offs aggregating $0.1 million, primarily during 2025.  There were no specific reserves allocated to loans that had been subject to a previous partial charge-off as of September 30, 2026.

Although we believe the allowance is adequate to absorb loan losses in our loan portfolio as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

The following table reflects the composition of our allowance for credit losses, nonaccrual loans, and net charge-offs as of and for the nine months ended September 30, 2026.

(Dollars in thousands)	Allowance for Credit Losses	Total Loans	Allowance for Credit Losses to Total Loans	Nonaccrual Loans	Nonaccrual Loans to Total Loans	Allowance for Credit Losses to Nonaccrual Loans	Net Charge-Offs	Annualized Net Charge-Offs to Average Loans

Commercial:
Commercial and industrial	$14,747	$1,499,086	0.98%	$2,880	0.19%	512.05%	$(512)	(0.05)%
Vacant land, land development and residential construction	858	112,646	0.76	2,117	1.88	40.53	(49)	(0.05)
Real estate – owner occupied	8,170	757,329	1.08	1,672	0.22	488.64	(18)	(0.01)
Real estate – non-owner occupied	12,996	1,159,659	1.12	0	0	NA	(228)	(0.03)
Real estate – multi-family and residential rental	5,331	542,058	0.98	0	0	NA	(13)	(0.01)
Total commercial	42,102	4,070,778	1.03	6,669	0.16	631.31	(820)	(0.03)

Retail:
1-4 family mortgages	11,607	763,715	1.52	2,966	0.39	391.34	(296)	(0.05)
Other consumer	2,584	118,449	2.18	106	0.09	2,437.74	(8)	(0.01)
Total retail	14,191	882,164	1.61	3,072	0.35	461.95	(304)	(0.05)

Unallocated	122	NA	NA	NA	NA	NA	NA	NA
Total	$56,415	$4,952,942	1.14%	$9,741	0.20%	579.15%	$(1,124)	(0.03)%

MERCANTILE BANK CORPORATION

Securities available for sale decreased $4.2 million during the first nine months of 2026, totaling $1.10 billion as of September 30, 2026.  There were no purchases of U.S. Treasury securities during the first nine months of 2026, while proceeds from maturities totaled $4.0 million.  Purchases of U.S. Government agency bonds during the first nine months of 2026 aggregated $101 million, while proceeds from maturities totaled $40.0 million.  Purchases of U.S. Government agency guaranteed mortgage-backed securities during the first nine months of 2026 aggregated $7.3 million, while proceeds from principal paydowns aggregated $12.1 million.  Purchases of municipal bonds totaled $15.6 million during the first nine months of 2026, while proceeds from maturities and calls aggregated $20.5 million. There were no purchases of domestic corporate bonds; maturities aggregated $10.5 million.

As of September 30, 2026, the portfolio was primarily comprised of U.S. Treasury and U.S. Government agency bonds (67%), municipal bonds (24%), U.S. Government agency guaranteed mortgage-backed securities (6%) and domestic corporate bonds (3%).  All of our securities are currently designated as available for sale and are therefore stated at fair value.  The fair value of securities designated as available for sale totaled $1.10 billion as of September 30, 2026, including a net unrealized loss of $78.2 million.  The net unrealized loss equaled $30.4 million as of December 31, 2025.  After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that the unrealized losses were due to changing interest rate environments.   We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations.  In addition, the securities portfolio serves a primary interest rate risk management function.  We expect any upcoming purchases to generally consist of U.S. Government agency bonds and municipal bonds, with the securities portfolio maintained at the current level of approximately 15% of total assets.

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

FHLBI stock totaled $22.1 million as of September 30, 2026, unchanged from December 31, 2025.  Our investment in FHLBI stock is necessary to engage in the FHLBI’s advance and other financing programs.  We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

Interest-earning deposits, a vast majority of which are comprised of funds on deposit with the FRB Chicago, totaled $567 million as of September 30, 2026.  Interest-earning deposits averaged $385 million during the first nine months of 2026, compared to $283 million during the first nine months of 2025.  The higher average balance primarily reflects the year-end 2025 Eastern Michigan acquisition, strong local deposit growth during the first nine months of 2026, and our strategy to reduce the loan-to-deposit ratio via local deposit growth exceeding loan growth.

Net premises and equipment equaled $60.8 million as of September 30, 2026, compared to $62.5 million as of December 31, 2025.  Depreciation expense totaled $4.4 million during the first nine months of 2026, while investments associated with renovations of existing facilities and equipment purchases aggregated $2.7 million.

MERCANTILE BANK CORPORATION

Total deposits increased $328 million during the first nine months of 2026, consisting of a $438 million increase in local deposits and $110 million reduction in out-of-area deposits.  Noninterest-bearing checking accounts increased $107 million, money market accounts were up $203 million, interest-bearing checking accounts grew $177 million, and savings deposits increased $15.1 million, while local time deposits declined $63.5 million.  The deposit balance increases generally reflect new deposit account relationships and additional funds from existing deposit customers, largely from business and public units, with the decline in time deposit balances primarily reflecting the withdrawal of funds by one customer.

Uninsured deposits totaled approximately $3.35 billion, or about 60% of total deposits, as of September 30, 2026, compared to approximately $2.91 billion, or about 54% of total deposits, as of December 31, 2025.  The uninsured amounts are estimates based on the methodologies and assumptions we use for regulatory reporting requirements.  Our level of uninsured deposits, which has remained relatively steady as a percentage of total deposits, is generally higher than banking industry averages given our commercial lending focus.

Sweep accounts decreased $34.8 million during the first nine months of 2026, totaling $197 million as of September 30, 2026.  The aggregate balance of this funding type can be subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances that several of the customers maintain.  The average balance of sweep accounts equaled $217 million during the first nine months of 2026, with a high daily balance of $257 million and a low daily balance of $189 million.  Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into overnight interest-bearing repurchase agreements.  Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance.  All of our repurchase agreements are accounted for as secured borrowings.

FHLBI advances declined $20.9 million during the first nine months of 2026, totaling $305 million as of September 30, 2026.  Bullet advances aggregating $40.0 million were obtained during the first nine months of 2026, while bullet advance maturities aggregated $60.0 million.  Payments on amortizing FHLBI advances totaled $0.9 million. Bullet FHLBI advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk, while amortizing FHLBI advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amount and amortization structure of the underlying advances reflective of the associated commercial loans.  FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of Mercantile Bank, under a blanket lien arrangement.  Our borrowing line of credit totaled $1.24 billion, with remaining availability based on collateral equaling $929 million, as of September 30, 2026.

Shareholders’ equity increased $19.0 million during the first nine months of 2026, equaling $744 million as of September 30, 2026.  Positively impacting shareholders’ equity during the first nine months of 2026 was net income of $72.7 million, which was partially offset by the payment of cash dividends totaling $20.1 million.  Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by $4.1 million.  A $37.8 million after-tax decrease in the market value of our available for sale securities portfolio, generally reflecting an increase in market interest rates during the third quarter, negatively impacted shareholders’ equity during the first nine months of 2026.

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

To assist in providing needed funds and managing interest rate risk, we periodically obtain monies from wholesale funding sources.  Wholesale funds, comprised of out-of-area deposits and FHLBI advances, totaled $325 million, or approximately 5% of total funds, as of September 30, 2026, compared to $457 million, or approximately 8% of total funds, as of December 31, 2025.

Sweep accounts decreased $34.8 million during the first nine months of 2026, totaling $197 million as of September 30, 2026.  The aggregate balance of this funding type can be subject to relatively large daily fluctuations given the nature of the customers utilizing this product and the sizable balances that several of the customers maintain.  The average balance of sweep accounts equaled $217 million during the first nine months of 2026, with a high daily balance of $257 million and a low daily balance of $189 million.  Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into overnight interest-bearing repurchase agreements.  Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance.  All of our repurchase agreements are accounted for as secured borrowings.

Information regarding our repurchase agreements as of September 30, 2026, and during the first nine months of 2026 is as follows:

(Dollars in thousands)
Outstanding balance at September 30, 2026	$197,453
Weighted average interest rate at September 30, 2026	2.85%
Maximum daily balance nine months ended September 30, 2026	$257,040
Average daily balance for nine months ended September 30, 2026	$216,849
Weighted average interest rate for nine months ended September 30, 2026	2.71%

FHLBI advances declined $20.9 million during the first nine months of 2026, totaling $305 million as of September 30, 2026.  Bullet advances aggregating $40.0 million were obtained during the first nine months of 2026, while bullet advance maturities aggregated $60.0 million.  Payments on amortizing FHLBI advances totaled $0.9 million.  Bullet FHLBI advances are generally obtained to provide funds for loan growth and are used to assist in managing interest rate risk, while amortizing FHLBI advances are generally acquired to match-fund specific longer-term fixed rate commercial loans, with the dollar amount and amortization structure of the underlying advances reflective of the associated commercial loans.  FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of Mercantile Bank, under a blanket lien arrangement.  Our borrowing line of credit totaled $1.24 billion, with remaining availability based on collateral equaling $929 million, as of September 30, 2026.

We also have the ability to borrow up to $50.0 million on a daily basis through a correspondent bank using an unsecured federal funds purchased line of credit.  Our average balance was nominal during the first nine months of 2026.  In contrast, our interest-earning deposit balance with the Federal Reserve Bank of Chicago averaged $359 million during the first nine months of 2026.  We also have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago.  Using certain municipal bonds as collateral, we could have borrowed up to $140 million as of September 30, 2026.  We did not utilize this line of credit during the first nine months of 2026 or at any time during the previous 17 fiscal years, and do not plan to access this line of credit in future periods.

MERCANTILE BANK CORPORATION

The following table reflects, as of September 30, 2026, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
(Dollars in thousands)	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$4,806,840	$0	$0	$0	$4,806,840
Time deposits	757,885	38,084	9,467	0	805,436
Short-term borrowings	197,453	0	0	0	197,453
Federal Home Loan Bank advances	100,938	142,000	42,177	20,207	305,322
Subordinated debentures	0	0	0	51,529	51,529
Subordinated notes	0	0	0	89,914	89,914
Term note	10,000	12,500	0	0	22,500
Other borrowed money	0	0	0	1,552	1,552
Premises and equipment leases	1,143	1,948	311	1,095	4,497

The balance of certificates of deposit exceeding the Federal Deposit Insurance Corporation insured limit and their maturity profile as of September 30, 2026, and December 31, 2025, were as follows:

(Dollars in thousands)	September 30, 2026	December 31, 2025

Up to three months	$117,995	$88,138
Three months to six months	87,607	103,213
Six months to twelve months	90,627	108,745
Over twelve months	8,752	74,395

Total certificates of deposit	$304,981	$374,491

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit.  As of September 30, 2026, we had a total of $2.42 billion in unfunded loan commitments and $36.0 million in unfunded standby letters of credit.  Of the total unfunded loan commitments, $2.14 billion were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $288 million were for loan commitments generally expected to close and become funded within the next 12 to 18 months.  We regularly monitor fluctuations in loan balances and commitment levels and include such data in our overall liquidity management.

We monitor our liquidity position and funding strategies on an ongoing basis, but recognize that unexpected events, changes in economic or market conditions, a reduction in earnings performance, declining capital levels or situations beyond our control could cause liquidity challenges.  We have developed contingency funding plans that provide a framework for meeting liquidity disruptions.

Capital Resources

Shareholders’ equity increased $19.0 million during the first nine months of 2026, equaling $744 million as of September 30, 2026.  Positively impacting shareholders’ equity during the first nine months of 2026 was net income of $72.7 million, which was partially offset by the payment of cash dividends totaling $20.1 million.  Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by $4.1 million.  A $37.8 million after-tax decrease in the market value of our available for sale securities portfolio, generally reflecting an increase in market interest rates during the third quarter, negatively impacted shareholders’ equity during the first nine months of 2026.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies.  Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on our financial statements.  Mercantile Bank’s total risk-based capital ratio was 13.4% as of September 30, 2026, compared to 13.8% as of December 31, 2025.  Mercantile Bank’s total regulatory capital increased $16.1 million during the first nine months of 2026, in large part reflecting net income totaling $76.0 million, which was partially offset by cash dividends paid to us aggregating $58.5 million.  As of September 30, 2026, Mercantile Bank’s total regulatory capital equaled $792 million, or $200 million in excess of the 10.0% minimum that is among the requirements to be categorized as “well capitalized.”  Eastern Michigan Bank’s total risk-based capital ratio was 23.9% as of September 30, 2026, compared to 20.2% as of December 31, 2025.  Eastern Michigan Bank’s total regulatory capital increased $7.7 million during the first nine months of 2026, in large part reflecting net income totaling $5.7 million and a $3.1 million reduction in the ineligible core deposit intangible balance due to amortization during the first nine months of 2026.  As of September 30, 2026, Eastern Michigan Bank’s total regulatory capital equaled $66.6 million, or $38.7 million in excess of the 10.0% minimum that is among the requirements to be categorized as “well capitalized.”

Our and our banks’ capital ratios as of September 30, 2026, and December 31, 2025, are disclosed in Note 14 of the Notes to Consolidated Financial Statements.

MERCANTILE BANK CORPORATION

Results of Operations

We recorded net income of $24.1 million, or $1.39 per basic and diluted share, for the third quarter of 2026, compared with net income of $23.8 million, or $1.46 per basic and diluted share, for the third quarter of 2025.  We recorded net income of $72.7 million, or $4.21 per basic and diluted share, for the first nine months of 2026, compared with net income of $65.9 million, or $4.06 per basic and diluted share, for the first nine months of 2025.  Excluding after-tax nonrecurring costs associated with the year-end 2025 acquisition of Eastern Michigan and the previously announced core and digital banking system conversions and the impacts of bank owned life insurance claims (non-GAAP measurements), adjusted net income was $24.5 million, or $1.42 per diluted share, for the third quarter of 2026, $24.3 million, or $1.50 per diluted share, for the third quarter of 2025, $76.1 million, or $4.41 per diluted share, for the first nine months of 2026, and $66.4 million, or $4.09 per diluted share, for the first nine months of 2025.  Using these non-GAAP measures, adjusted earnings per diluted share decreased $0.08, or 5.3%, in the third quarter of 2026 compared to the respective 2025 period, and increased $0.32, or 7.8%, in the first nine months of 2026 compared to the first nine months of 2025. We believe using these non-GAAP measurements reflects our core earnings performance and provides for more accurate current-period versus prior-period comparisons.

The increase in net income during the third quarter of 2026 compared to the third quarter of 2025 reflected growth in net interest income and noninterest income, which more than offset higher levels of noninterest expense, federal income tax expense, and provision for credit losses expense.  The improved net income during the first nine months of 2026 compared to the respective 2025 period reflected increases in net interest income and noninterest income and lower provision for credit losses expense, which more than offset larger noninterest expense and federal income tax expense.  Net interest income increased during the 2026 periods due to earning asset expansion and decreases in the costs of funds, which outweighed lower yields on earning assets and growth in interest-bearing liabilities.  The growth in noninterest income during the 2026 periods mainly resulted from increased treasury management fees, largely reflecting customers’ expanded use of products and services and new client acquisitions.  Excluding the previously mentioned one-time acquisition and core and digital banking system conversions costs, the increases in noninterest expense during the 2026 periods primarily resulted from higher salary and benefit costs, along with incentive accruals related to the ongoing core and digital banking system conversions and the integration of Eastern Michigan Bank, cost inflation and increased expenses stemming from a larger balance sheet.  Federal income tax expense increased during the 2026 periods mainly due to higher levels of income before federal income tax and reduced levels of net benefits from transferable energy tax credits.  The positive provision expense recorded during the third quarter of 2026 primarily reflected increases in specific and qualitative factor allocations, along with allocations necessitated by net loan growth, while the negative provision expense recorded during the first nine months of 2026 mainly reflected faster residential mortgage and consumer loan prepayment speeds and the associated shortened average lives of the portfolios, a decline in specific allocations, a lower calculated baseline loss allocation, and net loan recoveries.

Interest income during the third quarter of 2026 was $90.3 million, an increase of $4.6 million, or 5.4%, from the $85.7 million earned during the third quarter of 2025.  The increase resulted from growth in average earning assets, which more than offset a lower yield on average earning assets.  Average earning assets equaled $6.52 billion during the third quarter of 2026, up $575 million, or 9.7%, from the level of $5.94 billion during the prior-year third quarter; average loans were up $300 million, average securities increased $284 million, and average other interest-earning assets decreased $8.7 million.  The yield on average earning assets was 5.52% during the third quarter of 2026, a decline from 5.74% during the respective 2025 period.  The lower yield largely resulted from a reduced yield on loans, which more than offset an improved yield on securities resulting from the reinvestment of relatively low-yielding bonds and investment portfolio expansion activities, along with the positive impact stemming from the addition of Eastern Michigan Bank’s securities portfolio.  The yield on loans was 6.12% during the current-year third quarter, down from 6.35% during the third quarter of 2025, mainly due to lower interest rates on variable-rate commercial loans resulting from the Federal Open Market Committee (“FOMC”) reducing the targeted federal funds rate.  The FOMC decreased the targeted federal funds rate by 25 basis points in each of September, October, and December of 2025, during which time average variable-rate commercial loans represented approximately 77% of average total commercial loans.  The yield on securities equaled 3.43% during the third quarter of 2026, up from 2.90% during the prior-year third quarter.  A change in earning asset mix, consisting of a decrease in higher-yielding loans as a percentage of earning assets and an increase in relatively lower-yielding securities as a percentage of earning assets and reflecting a strategic initiative to reduce the loan-to-deposit ratio and the onboarding of Eastern Michigan Bank’s liquid balance sheet, and a lower yield on other interest-earning assets, reflecting the aforementioned decreased interest rate environment, negatively impacted the yield on average earning assets during the third quarter of 2026.  The yield on other interest-earning assets, primarily consisting of funds on deposit with the FRB Chicago, declined from 4.63% during the third quarter of 2025 to 3.96% during the third quarter of 2026, reflecting the decreased interest rate environment.

Interest income during the first nine months of 2026 was $262 million, an increase of $14.5 million, or 5.8%, from the $248 million earned during the first nine months of 2025.  The increase resulted from a higher level of average earning assets, which more than offset a reduced yield on average earning assets.  Average earning assets equaled $6.46 billion during the first nine months of 2026, up $664 million, or 11.5%, from the level of $5.79 billion during the respective 2025 period; average securities grew $322 million, average loans increased $232 million, and average other interest-earning assets were up $110 million.  The yield on average earning assets was 5.45% during the first nine months of 2026, a decline from 5.74% during the first nine months of 2025.  The decreased yield primarily resulted from a reduced yield on loans and a change in earning asset mix, which more than offset a higher yield on securities stemming from the reinvestment of relatively low-yielding bonds and portfolio expansion activities, along with the positive impact resulting from the addition of Eastern Michigan Bank’s securities portfolio.  The yield on loans was 6.06% during the first nine months of 2026, down from 6.31% during the first nine months of 2025, mainly due to lower interest rates on variable-rate commercial loans resulting from the FOMC decreasing the targeted federal funds rate.  The FOMC reduced the targeted federal funds rate by 25 basis points in each of September, October, and December of 2025, during which time average variable-rate commercial loans represented approximately 77% of average total commercial loans.  Exhibiting a strategic plan to lower the loan-to-deposit ratio and the impact of Eastern Michigan Bank’s liquid balance sheet, relatively higher-yielding loans represented a decreased percentage of earning assets and relatively lower-yielding securities accounted for an increased percentage of earning assets in the first nine months of 2026 compared to the respective 2025 period.  The yield on securities equaled 3.35% during the first nine months of 2026, up from 2.82% during the first nine months of 2025.  A decline in the yield on other interest-earning assets, largely consisting of funds on deposit with the FRB Chicago, from 4.75% during the first nine months of 2025 to 4.00% during the first nine months of 2026, reflecting the decreased interest rate environment, also contributed to the reduced yield on average earning assets during the first nine months of 2026 compared to the respective 2025 period.

MERCANTILE BANK CORPORATION

Interest expense during the third quarter of 2026 was $29.4 million, a decrease of $4.3 million, or 12.7%, from the $33.7 million expensed during the third quarter of 2025.  The lower level of interest expense resulted from a decline in the weighted average cost of average interest-bearing liabilities, which more than offset growth in these funds.  The weighted average cost of interest-bearing liabilities declined from 3.06% during the third quarter of 2025 to 2.49% during the third quarter of 2026 mainly due to lower rates paid on money market accounts and time deposits, reflecting the decreased interest rate environment.  An increase in low-cost deposit products as a percentage of total funding sources, primarily resulting from the addition of Eastern Michigan Bank’s deposit base and successful client acquisition efforts, also contributed to the reduced cost of funds.  Furthermore, the expansion of existing deposit relationships and a reduction in brokered deposits positively impacted the cost of funds during the third quarter of 2026.  The latter reflects a strategy to refine the deposit base whereby the brokered deposit market will be accessed on a limited basis and reliance on other higher-priced deposit relationships will be lessened.  Average interest-bearing liabilities totaled $4.68 billion during the third quarter of 2026, compared to $4.36 billion during the prior-year third quarter, representing an increase of $317 million, or 7.3%.

Interest expense during the first nine months of 2026 was $88.3 million, a decrease of $9.6 million, or 9.8%, from the $97.9 million expensed during the first nine months of 2025.  The decreased interest expense reflected a reduction in the weighted average cost of average interest-bearing liabilities, which more than offset growth in these funds.  The weighted average cost of interest-bearing liabilities decreased from 3.08% during the first nine months of 2025 to 2.52% during the first nine months of 2026 mainly due to reduced rates paid on money market accounts and time deposits, reflecting the lower interest rate environment.  An increase in low-cost deposit products as a percentage of total funding sources, largely stemming from the onboarding of Eastern Michigan Bank’s deposit base and new customer acquisitions, also contributed to the reduced cost of funds.  Additionally, growth in existing deposit relationships and a decrease in brokered deposits positively impacted the cost of funds during the first nine months of 2026, with the latter reflecting the previously mentioned strategy to reduce reliance on the brokered deposit market and other higher-priced deposit relationships.  Average interest-bearing liabilities totaled $4.68 billion during the first nine months of 2026, compared to $4.25 billion during the respective 2025 period, representing an increase of $432 million, or 10.2%.

Net interest income during the third quarter of 2026 was $60.9 million, an increase of $8.9 million, or 17.1%, from the $52.0 million earned during the respective 2025 period.  The increase reflected growth in earning assets and an improved net interest margin.  The net interest margin was 3.73% in the current-year third quarter, up from 3.49% in the third quarter of 2025 due to a decline in the cost of funds, which more than offset a decreased yield on average earning assets.  The cost of funds equaled 1.79% in the third quarter of 2026, down from 2.25% in the prior-year third quarter primarily due to lower costs of money market accounts and time deposits, reflecting the decreased interest rate environment, and an increase in low-cost deposits as a percentage of total funding sources.  The lower yield on average earning assets mainly resulted from a decreased yield on commercial loans, largely reflecting the impact of the previously mentioned FOMC rate cuts.  A change in earning asset mix resulting from the aforementioned strategic initiative to lower the loan-to-deposit ratio and the onboarding of Eastern Michigan Bank’s liquid balance sheet and a lower yield on other interest-earning assets, reflecting the decreased interest rate environment, also negatively impacted the yield on average earning assets during the third quarter of 2026.

Net interest income during the first nine months of 2026 was $174 million, an increase of $24.0 million, or 16.0%, from the $150 million earned during the first nine months of 2025.  The increase reflected earning asset expansion and a higher net interest margin.  The net interest margin was 3.62% in the first nine months of 2026, up from 3.48% in the respective 2025 period due to a decreased cost of funds, which more than offset a lower yield on average earning assets.  The cost of funds equaled 1.83% in the first nine months of 2026, down from 2.26% in the first nine months of 2025 primarily due to decreased costs of money market accounts and time deposits, reflecting the lower interest rate environment, and an increase in low-cost deposits as a percentage of total funding sources.  The reduced yield on average earning assets mainly stemmed from a decreased yield on commercial loans, primarily reflecting the impact of the previously mentioned FOMC rate cuts.  A change in earning asset mix resulting from the aforementioned strategic initiative to lower the loan-to-deposit ratio and the addition of Eastern Michigan Bank’s liquid balance sheet and a lower yield on other interest-earning assets, reflecting the decreased interest rate environment, also negatively impacted the yield on average earning assets during the first nine months of 2026.

The following tables set forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflect the average yield on assets and average cost of liabilities for the third quarters and first nine months of 2026 and 2025.  Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented.  Tax-exempt securities interest income and yield for the third quarters and first nine months of 2026 and 2025 have been computed on a tax equivalent basis using a marginal tax rate of 21.0%.  Securities interest income was increased by $300,000 and $255,000 in the third quarters of 2026 and 2025, respectively, and $900,000 and $765,000 in the first nine months of 2026 and 2025, respectively, for this non-GAAP, but industry standard, adjustment. These adjustments equated to increases in our net interest margin of approximately two basis points for each of the 2026 and 2025 periods.

MERCANTILE BANK CORPORATION

	Quarters ended September 30,
	2026			2025
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$4,967,799	$76,630	6.12%	$4,668,173	$74,659	6.35%
Investment securities	1,126,018	9,645	3.43	841,853	6,111	2.90
Other interest-earning assets	424,354	4,294	3.96	433,055	5,129	4.63
Total interest - earning assets	6,518,171	90,569	5.52	5,943,081	85,899	5.74

Allowance for credit losses	(56,473)			(59,602)
Other assets	496,219			411,362

Total assets	$6,957,917			$6,294,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$3,999,140	$23,121	2.29%	$3,610,601	$26,817	2.95%
Short-term borrowings	205,141	1,430	2.77	252,612	1,974	3.10
Federal Home Loan Bank advances	305,322	2,611	3.35	355,243	2,895	3.19
Other borrowings	167,443	2,207	5.16	141,824	1,955	5.39
Total interest-bearing liabilities	4,677,046	29,369	2.49	4,360,280	33,641	3.06

Noninterest-bearing deposits	1,440,772			1,215,918
Other liabilities	82,572			78,148
Shareholders’ equity	757,527			640,495

Total liabilities and shareholders’ equity	$6,957,917			$6,294,841

Net interest income		$61,200			$52,258

Net interest rate spread			3.03%			2.68%
Net interest spread on average assets			3.49%			3.29%
Net interest margin on earning assets			3.73%			3.49%

MERCANTILE BANK CORPORATION

	Nine months ended September 30,
	2026			2025
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$4,896,411	$221,820	6.06%	$4,664,356	$220,003	6.31%
Investment securities	1,124,712	28,268	3.35	803,026	16,992	2.82
Other interest-earning assets	435,198	13,203	4.00	324,920	11,710	4.75
Total interest - earning assets	6,456,321	263,291	5.45	5,792,302	248,705	5.74

Allowance for credit losses	(57,685)			(57,701)
Other assets	483,880			391,352

Total assets	$6,882,516			$6,125,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$3,984,763	$69,507	2.33%	$3,506,006	$77,735	2.96%
Short-term borrowings	216,883	4,396	2.71	238,949	5,656	3.16
Federal Home Loan Bank advances	312,395	7,762	3.28	365,632	8,689	3.13
Other borrowings	169,671	6,666	5.18	141,498	5,831	5.43
Total interest-bearing liabilities	4,683,712	88,331	2.52	4,252,085	97,911	3.08

Noninterest-bearing deposits	1,378,920			1,171,789
Other liabilities	74,767			84,953
Shareholders’ equity	745,117			617,126

Total liabilities and shareholders’ equity	$6,882,516			$6,125,953

Net interest income		$174,960			$150,794

Net interest rate spread			2.93%			2.66%
Net interest spread on average assets			3.39%			3.29%
Net interest margin on earning assets			3.62%			3.48%

MERCANTILE BANK CORPORATION

We recorded provisions for credit losses of positive $0.7 million and negative $2.9 million during the third quarter and first nine months of 2026, respectively, and positive provisions for credit losses of $0.2 million and $3.9 million during the respective 2025 periods.  The positive provision expense recorded during the third quarter of 2026 primarily reflected increases in specific and qualitative factor allocations of $1.7 million and $0.7 million, respectively, along with allocations of $0.6 million necessitated by net loan growth.  These factors were partially offset by decreases in the required reserve of $1.5 million and $0.7 million stemming from an increase in residential mortgage and consumer loan prepayment speeds and a decline in baseline loss allocations, respectively.  The negative provision expense recorded during the first nine months of 2026 primarily reflected an increase in residential mortgage and consumer loan prepayment speeds that decreased the required reserve by $1.5 million, a decline in specific allocations of $1.4 million, a lower calculated baseline loss allocation of $1.2 million, and $1.1 million in net loan recoveries.  These factors were partly offset by increases in the required reserve of $1.2 million for changes in qualitative factors and $1.2 million necessitated by net loan growth.  The positive provision expense recorded during the third quarter of 2025 mainly reflected a $2.9 million net increase in specific allocations, largely reflecting a $3.1 million increase in the specific allocation for a commercial construction loan relationship that was placed on nonaccrual during the second quarter of 2025, and a $0.9 million net increase in qualitative factor allocations resulting from changes in the composition of the loan portfolio.  The impacts of these factors were partially offset by $2.3 million and $0.9 million reductions in the reserve related to faster residential mortgage and consumer loan prepayment speeds and the associated shortened average lives of the portfolios and a net decline in the loan portfolio, respectively. The positive provision expense recorded during the first nine months of 2025 primarily reflected a $4.6 million net increase in specific allocations driven by $5.5 million in total allocations for the aforementioned commercial construction loan, a $1.9 million reserve increase related to changes to the economic forecast, and a $1.7 million net increase in qualitative factors stemming from changes in the makeup of the loan portfolio.  The impacts of these factors were partially offset by $2.3 million and $1.2 million reductions in the reserve related to faster residential mortgage and consumer loan prepayment speeds and the associated reduced average lives of the portfolios and changes in baseline loss rates, respectively.

Noninterest income totaled $12.3 million during the third quarter of 2026, up $1.9 million, or 18.4%, from $10.4 million during the prior-year third quarter.  Noninterest income totaled $35.4 million during the first nine months of 2026, up $4.9 million, or 16.0%, from $30.5 million during the first nine months of 2025.  The increase in noninterest income during the third quarter of 2026 primarily stemmed from higher levels of treasury management fees, interest rate swap income and mortgage banking income, while the growth in noninterest income during the first nine months of 2026 mainly resulted from higher levels of treasury management fees, bank owned life insurance income, interest rate swap income, and payroll services fees, along with increased revenue generated from investments in private equity funds.  Noninterest income during the first nine months of 2026 included $0.4 million in interest from the Internal Revenue Service on federal income tax payments made during 2024 that were subsequently refunded due to offsetting purchased energy tax credits.  The increases in treasury management fees during the 2026 periods largely resulted from new commercial customer acquisitions and clients’ expanded use of products and services, while the growth in interest rate swap income during the 2026 periods primarily reflected a higher volume of new swap transactions.  Interest rate swap income can vary from period to period due to the timing of closing transactions.  Eastern Michigan Bank generated $0.5 million and $1.6 million in noninterest income during the third quarter and first nine months of 2026, primarily consisting of deposit service charges and bank owned life insurance income.

Noninterest expense totaled $43.6 million during the third quarter of 2026, compared to $34.8 million during the third quarter of 2025.  Noninterest expense totaled $125 million during the first nine months of 2026, compared to $99.2 million during the first nine months of 2025.  Costs related to the core and digital banking system conversions aggregated $0.4 million and $3.9 million during the third quarter and first nine months of 2026, while costs associated with the acquisition of Eastern Michigan totaled $0.2 million and $0.5 million during the third quarter and first nine months of 2026, respectively, and $0.6 million in both the third quarter and first nine months of 2025.  Excluding these non-recurring costs, noninterest expense increased $8.8 million, or 25.8%, during the current-year third quarter and $21.9 million, or 22.2%, during the first nine months of 2026 compared to the respective 2025 periods using these non-GAAP measurements.  Eastern Michigan Bank’s noninterest expense totaled $4.1 million and $12.1 million during the third quarter and first nine months of 2026, respectively, including salary and benefit costs of $1.7 million and $5.2 million, core deposit intangible asset amortization of $0.9 million and $2.6 million, and data processing costs of $0.4 million and $1.3 million during the respective periods.  The remaining increases in noninterest expense during the 2026 periods largely stemmed from higher salary and benefit costs, mainly reflecting increased incentive accruals related to the ongoing core and digital banking system conversions and the integration of Eastern Michigan Bank, annual merit pay increases, market adjustments, and talent acquisitions to assist with the core and digital banking system conversions and expand deposit and loan market share in Southeast Michigan, along with cost inflation and a larger balance sheet.  A higher level of residential mortgage lender commissions and incentives also contributed to the increase in salary and benefit costs during the first nine months of 2026.

During the third quarter of 2026, we recorded income before federal income tax of $29.0 million and federal income tax expense of $4.9 million.  During the third quarter of 2025, we recorded income before federal income tax of $27.5 million and federal income tax expense of $3.7 million.  During the first nine months of 2026, we recorded income before federal income tax of $87.4 million and federal income tax expense of $14.7 million.  During the first nine months of 2025, we recorded income before federal income tax of $77.4 million and federal income tax expense of $11.5 million.  The increases in federal income tax expense during the 2026 periods mainly resulted from higher levels of income before federal income tax and lower levels of net benefits from transferable energy tax credits.  The acquisition of transferable energy tax credits and the net benefits from low-income housing and historic tax credit investments provided for aggregate tax benefits of $0.8 million and $1.7 million during the third quarters of 2026 and 2025, respectively, and $2.4 million and $3.6 million during the first nine months of 2026 and 2025, respectively.  The recording of the tax benefits positively impacted our effective tax rate, which equaled 16.8% and 13.4% during the third quarters of 2026 and 2025, respectively, and 16.8% and 14.9% during the first nine months of 2026 and 2025, respectively.

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

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of September 30, 2026:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
(Dollars in thousands)	Months	Months	Years	Years	Total
Assets:
Loans (1)	$3,428,900	$270,820	$944,925	$308,297	$4,952,942
Securities available for sale (2)	33,369	104,697	581,022	378,928	1,098,016
Other interest-earning assets	614,821	1,009	4,000	0	619,830
Allowance for credit losses	0	0	0	0	(56,415)
Other assets	0	0	0	0	548,495
Total assets	$4,077,090	$376,526	$1,529,947	$687,225	$7,162,868

Liabilities:
Interest-bearing deposits	3,611,122	507,246	47,551	0	4,165,919
Short-term borrowings	197,453	0	0	0	197,453
Federal Home Loan Bank advances	10,000	90,938	184,177	20,207	305,322
Other borrowed money	63,081	12,500	89,914	0	165,495
Noninterest-bearing checking deposits	0	0	0	0	1,446,357
Other liabilities	0	0	0	0	138,487
Total liabilities	3,881,656	610,684	321,642	20,207	6,419,033
Shareholders' equity	0	0	0	0	743,835
Total liabilities & shareholders' equity	$3,881,656	$610,684	$321,642	$20,207	$7,162,868
Net asset (liability) GAP	$195,434	$(234,158)	$1,208,305	$667,018
Cumulative GAP	$195,434	$(38,724)	$1,169,581	$1,836,599

Percent of cumulative GAP to total assets	2.7%	(0.5)%	16.3%	25.6%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of September 30, 2026.

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

We conducted multiple simulations as of September 30, 2026, in which it was assumed that changes in market interest rates occurred ranging from up 300 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested dollar and percentage changes in net interest income over the next twelve months in comparison to the $260 million in net interest income projected using our balance sheet amounts and anticipated replacement rates as of September 30, 2026. The resulting estimates are generally within our policy parameters established to manage and monitor interest rate risk.

(Dollars in thousands)	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 400 basis points	$(9,600)	(3.7)%
Interest rates down 300 basis points	(20,000)	(7.7)
Interest rates down 200 basis points	(15,100)	(5.8)
Interest rates down 100 basis points	(7,600)	(2.9)
Interest rates up 100 basis points	7,100	2.7
Interest rates up 200 basis points	14,000	5.4
Interest rates up 300 basis points	20,700	8.0

The resulting estimates have been significantly impacted by the current interest rate and economic environments, as adjustments have been made to critical model inputs with regards to traditional interest rate relationships. This is especially important as it relates to floating rate commercial loans, which comprise a sizable portion of our balance sheet.

In addition to changes in interest rates, the level of future net interest income is also dependent on a number of other variables, including: the growth, composition and absolute levels of loans, deposits, and other interest-earning assets and interest-bearing liabilities; level of nonperforming assets; economic and competitive conditions; potential changes in lending, investing, and deposit gathering strategies; client preferences; and other factors.

Item 4. Controls and Procedures

As of September 30, 2026, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2026.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MERCANTILE BANK CORPORATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sales of equity securities during the quarter ended September 30, 2026.

Issuer Purchases of Equity Securities

On May 27, 2021, we announced that our Board of Directors had authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions, our capital position, financial performance and alternative uses of capital, and applicable legal requirements. The program may be discontinued at any time. No shares were repurchased during the first nine months of 2026. Historically, stock repurchases have been funded from cash dividends paid to us from Mercantile Bank. Additional repurchases may be made in future periods under the authorized plan or a new plan, which would also likely be funded from cash dividends paid to us from our banks. As of September 30, 2026, repurchases aggregating $6.8 million were available to be made under the current repurchase program.

Repurchases made during the third quarter of 2026 are detailed in the table below.

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

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 30, 2026.

MERCANTILE BANK CORPORATION

By: /s/ Raymond E. Reitsma
Raymond E. Reitsma
President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Charles E. Christmas
Charles E. Christmas
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)